Form 10-Q
period 1995-03-31
PERSONAL COMPUTER PRODUCTS INC
filed 1995-05-15
CIK 725394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       or

              [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file No. 0-12641

                                [LOGO OF PCPI]

                        PERSONAL COMPUTER PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                    33-0021693
(State or other jurisdiction of                  (IRS Employer ID No.)
 incorporation or organization)

                           10865 RANCHO BERNARDO ROAD
                          SAN DIEGO, CALIFORNIA 92127
                    (Address of principal executive offices)

        Issuer's Telephone Number, Including Area Code:  (619) 485-8411



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]   No [_]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock, $0.005 par   Outstanding at May 10, 1995: 16,928,568 Shares
- - - - --------------------------------  ----------------------------------------------

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES

                    INDEX
                                                                      PAGE NO.

Part I.   Financial Information:

          Consolidated Condensed Balance Sheet, March 31, 1995          1

          Consolidated Condensed Statement of Operations
             Three Months ended March 31, 1995 and 1994                 2
             Nine Months ended March 31, 1995 and 1994                  3

          Consolidated Condensed Statement of Cash Flows
             Nine Months ended March 31, 1995 and 1994                  4

          Notes to Consolidated Condensed Financial Statements          5

          Management's Discussion and Analysis or Plan of Operations    7

Part II.  Other Information                                            11


                                         PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED CONDENSED BALANCE SHEET
                                                            (unaudited)
                                                          MARCH 31, 1995

- - - - -----------------------------------------------------------------------------------------------------------------------------
                                                              ASSETS
- - - - -----------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash                                                                                                          $    128,000
   Accounts receivable, net                                                                                         1,354,000
   Inventories                                                                                                        720,000
   Other current assets                                                                                               259,000
                                                                                                                   ----------
Total current assets                                                                                                2,461,000

Capitalized software, net                                                                                           1,318,000
Prepaid licenses and royalties, net                                                                                   595,000
Property and equipment, net                                                                                           152,000
                                                                                                                  -----------
                                                                                                                  $ 4,526,000
                                                                                                                  ===========

- - - - -----------------------------------------------------------------------------------------------------------------------------
                                           LIABILITIES AND SHAREHOLDERS' EQUITY
- - - - -----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                                                               $ 1,771,000
   Accrued expenses                                                                                                   548,000
   Deferred revenues                                                                                                  132,000
   Notes payable                                                                                                      741,000
                                                                                                                  -----------
Total current liabilities                                                                                           3,192,000
                                                                                                                  -----------

Shareholders' equity:
   5% convertible preferred stock
   $1,000 par value, 7,500 shares authorized, issued and outstanding                                                2,318,000

   5% series B convertible preferred stock $1,000 par value, 117 shares authorized, 116.2 issued and outstanding    1,162,000

   Preferred stock
   $1,000 par value, 2,383 authorized, no shares issued and outstanding

   Common stock
   $.005 par value, 50,000,000 shares authorized, 16,178,568 shares issued and outstanding                             83,000

   Paid-in capital                                                                                                 17,554,000
   Shareholder loans                                                                                                  (10,000)
   Accumulated deficit                                                                                            (19,773,000)
                                                                                                                 ------------
Total shareholders' equity                                                                                          1,334,000
                                                                                                                 ------------

                                                                                                                 $  4,526,000
                                                                                                                 ============
                         See accompanying notes to consolidated condensed financial statements.

                    PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                       (unaudited)

                                                                Three months ended March 31,
                                                                   1995           1994
                                                                ---------------------------
                                                                               (as restated)
Revenues:
  Sales of products                                             $ 3,137,000     $ 2,734,000
  License fees, royalties, and engineering fees                     411,000         116,000
                                                                -----------     -----------
                                                                  3,548,000       2,850,000
                                                                -----------     -----------

Costs and expenses:
  Cost of products sold                                           2,804,000       2,650,000
  Selling, general and administrative                               753,000         948,000
  Amortization of capitalized software development costs            144,000          71,000
  Research and development                                          327,000         124,000
                                                                -----------     -----------
                                                                  4,028,000       3,793,000
                                                                -----------     -----------

Loss from operations                                               (480,000)       (943,000)
                                                                -----------     -----------
Other income (expense):
  Interest, net                                                     (30,000)        (13,000)
  Settlement of license agreements                                  234,000
  Loss on conversion of convertible debt                           (204,000)
  Other                                                              (1,000)         11,000
                                                                -----------     -----------
                                                                     (1,000)         (2,000)
                                                                -----------     -----------

Net loss from continuing operations before provision for
  income taxes                                                     (481,000)       (945,000)

Provision for taxes                                             -----------     -----------

Net loss from continuing operations                                (481,000)       (945,000)

Discontinued operations:
  Loss from operations of discontinued subsidiary                   (25,000)        (20,000)
  Gain on disposal of subsidiary                                    227,000
                                                                -----------     -----------

Net loss before extraordinary item                                 (279,000)       (965,000)

  Extraordinary gain on the conversion of notes payable into
   common stock                                                     209,000
                                                                -----------     -----------

Net loss                                                        $   (70,000)    $  (965,000)
                                                                -----------     -----------

Primary loss per common share from continuing operations        $     (0.03)    $     (0.08)
                                                                -----------     -----------
Primary loss per common share before extraordinary item         $     (0.02)    $     (0.08)
                                                                -----------     -----------

Primary loss per common share                                   $     (0.00)    $     (0.08)
                                                                -----------     -----------

Weighted average common shares outstanding                       15,611,773      12,530,520


     See accompanying notes to consolidated condensed financial statements.

                    PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                       (unaudited)
- - - - --------------------------------------------------------------------------------------------
                                                                Nine months ended March 31,
                                                                    1995             1994
- - - - --------------------------------------------------------------------------------------------
                                                                                (as restated)
Revenues:
  Sales of products                                             $ 9,755,000      $ 7,521,000
  License fees, royalties, and engineering fees                     903,000          274,000
                                                                -----------      -----------
                                                                 10,658,000        7,795,000
                                                                -----------      -----------

Costs and expenses:
  Cost of products sold                                           8,853,000        7,029,000
  Selling, general and administrative                             2,430,000        2,378,000
  Amortization of capitalized software development costs            374,000          151,000
  Research and development                                          866,000          257,000
                                                                -----------      -----------
                                                                 12,523,000        9,815,000
                                                                -----------      -----------

Loss from operations                                             (1,865,000)      (2,020,000)
                                                                -----------      -----------

Other income (expense):
  Interest, net                                                     (96,000)         (32,000)
  Settlement of license agreements                                  234,000
  Loss on conversion of convertible debt                           (204,000)
  Other                                                              22,000           12,000
                                                                -----------      -----------
                                                                    (44,000)         (20,000)
                                                                -----------      -----------

Net loss from continuing operations before provision for
  income taxes                                                   (1,909,000)      (2,040,000)

Provision for taxes                                                   4,000            8,000
                                                                -----------      -----------

Net loss from continuing operations                              (1,913,000)      (2,048,000)

Discontinued operations:
  Loss from operations of discontinued subsidiary                   (71,000)         (82,000)
  Gain on disposal of subsidiary                                    227,000
                                                                -----------      -----------

Net loss before extraordinary item                               (1,757,000)      (2,130,000)

  Extraordinary gain on the conversion of notes payable into
   common stock                                                     209,000
                                                                -----------      -----------

Net loss                                                        $(1,548,000)     $(2,130,000)
                                                                -----------      -----------

Primary loss per common share from continuing operations             $(0.14)          $(0.18)
                                                                -----------      -----------

Primary loss per common share before extraordinary item              $(0.13)          $(0.19)
                                                                -----------      -----------

Primary loss per common share                                        $(0.11)          $(0.19)
                                                                -----------      -----------

Weighted average common shares outstanding                       14,165,641       11,561,984
- - - - --------------------------------------------------------------------------------------------
         See accompanying notes to consolidated condensed financial statements.

                           PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                             (unaudited)
- - - - --------------------------------------------------------------------------------------------------------
                                                                             Nine months ended March 31,
                                                                                1995           1994
- - - - --------------------------------------------------------------------------------------------------------
                                                                                            (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(1,548,000)    $(2,130,000)
Adjustments to reconcile net loss to cash used by operating activities:
  Depreciation and amortization of equipment                                     96,000         116,000
  Amortization of software development costs                                    374,000         151,000
  Amortization of prepaid licenses and royalties                                183,000         198,000
  Gain on disposal of subsidiary                                               (227,000)
  Loss on  conversion of convertible debt                                       204,000
  Extraordinary gain on conversion of notes payable into common stock          (209,000)

  Changes in assets and liabilities:
     Accounts receivable                                                         29,000         565,000
     Inventories                                                                492,000          42,000
     Other current assets                                                         8,000         186,000
     Accounts payable and accrued liabilities                                   189,000         645,000
     Deferred revenue                                                           (43,000)
                                                                            -----------     -----------
NET CASH USED BY OPERATING ACTIVITIES                                          (452,000)       (227,000)
                                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                                                       (696,000)
  Prepaid licenses and royalties                                               (101,000)       (447,000)
  Capital expenditures                                                          (63,000)        (24,000)
                                                                            -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                          (164,000)     (1,167,000)
                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                                   116,000          33,000
  Proceeds from shareholder loans                                               109,000         170,000
  Principal payments under capital lease obligations                            (33,000)        (26,000)
  Proceeds from notes payable                                                   736,000         700,000
  Repayment of notes payable                                                   (337,000)       (749,000)
  Net proceeds from sale of common stock                                                      1,824,000
  Net proceeds from sale of warrants                                                             50,000
                                                                            -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       591,000       2,002,000
                                                                            -----------     -----------
Net (decrease) increase in cash                                                 (25,000)        608,000
Cash at the beginning of the period                                             153,000          42,000
                                                                            -----------     -----------
Cash at the end of the period                                               $   128,000     $   650,000
                                                                            -----------     -----------

NON-CASH FINANCING ACTIVITIES:
  Conversion of notes payable to common stock                               $ 1,186,000
                                                                            -----------
  Conversion of accounts payable to preferred stock                         $ 1,162,000
                                                                            -----------
  Common stock options exercised                                            $   149,000
                                                                            -----------
  Conversion of preferred to common stock                                   $    93,000     $   200,000
                                                                            -----------     -----------
  Conversion of accrued interest to common stock                            $    38,000
                                                                            -----------
  Conversion of accrued interest to principal on notes payable              $    33,000
                                                                            -----------
  Fixed assets acquired under capital leases                                $     7,000     $    25,000
                                                                            -----------     -----------
  Prima International assets acquired through debt assumption                               $ 1,279,000
                                                                                            -----------
  Conversion of accounts payable to common stock                                            $   487,000
                                                                                            -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                  $    21,000     $    87,000
                                                                            -----------     -----------
  Cash paid during the period for income taxes                              $     4,000     $     9,000
                                                                            -----------     -----------

     See accompanying notes to consolidated condensed financial statements

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND RESTATEMENT

The accompanying consolidated condensed financial statements of Personal Computer Products, Inc. and Subsidiaries (the "Company" or "PCPI") have not been audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements which are included in the Company's annual report on Form 10-KSB and the Company's Form 10-QSB for the quarters ended September 30, 1994 and December 31, 1994 and the Company's Form 8-K filed with the Securities and Exchange Commission on February 1, 1995. Interim operating results are not necessarily indicative of operating results for the full year.

The Company's Form 10-KSB for fiscal 1994 included restated results for fiscal 1993 and the first three quarters of fiscal 1994. The Company reviewed the application of its revenue recognition principles with respect to its long-term (generally two to three year) software license contracts and related product shipments. As prescribed in AICPA Statement of Position 91-1 "Software Revenue Recognition," such revenues should be deferred and recognized once collection is made or is "probable." As a result of the Company's review, it determined that a portion of such revenues, which were previously recognized upon execution of the related agreement and delivery of applicable software, technology, and products, should be deferred. Accordingly, the financial information relating to the quarter and nine months ended March 31, 1994 have been restated for this revenue recognition adjustment in addition to other less significant items.

NOTE 2- RECLASSIFICATIONS

Certain amounts in the consolidated condensed financial statements for the three and nine month periods ended March 31, 1994 have been reclassified to conform to the current year presentation.

NOTE 3- INVENTORIES
Inventories at March 31, 1995 consisted of the following:

Materials and supplies      $390,000
Work in process               28,000
Finished goods               302,000
                            --------
                            $720,000
                            ========

NOTE 4 - Acquisition of Prima International

Effective October 1, 1993, the Company acquired all of the outstanding stock of Prima, Inc. ("Prima") doing business as Prima International, a distributor of computer peripherals and add-on products. The purchase price was $10 plus the assumption of Prima's liabilities. The transaction was accounted for as a purchase; accordingly, the results of Prima's operations have been included in consolidated operations from the date of acquisition. The following are the unaudited pro forma results of operations for the nine month period ended March 31, 1994 of the Company as though Prima was acquired on July 1, 1993.

    Revenues                   $10,297,000
    Loss from operations        (2,153,000)
    Net loss                    (2,175,000)
    Net loss per share               (0.19)

In conjunction with the acquisition, assets acquired and liabilities assumed were each $1,279,000; no goodwill was recorded in connection with this transaction.

NOTE 5 - DISCONTINUED OPERATIONS

Effective March 24, 1995, the Company sold 81% of the common stock of its wholly-owned subsidiary ImageSoft Incorporated ("ImageSoft"), to ImageSoft's president in consideration of a $100,000 Promissory Note ("Note"). The Note is secured by the assets and technologies of ImageSoft and matures on March 24, 2000. The Note bears interest at the annual rate of 7%, payable annually and calls for the principal to be paid at maturity. The Note has not been reflected in the financial statements and a gain will be recognized as the cash payments are received. As a result of the sale, the Company will account for its investment in ImageSoft under the cost method. The balance sheet as of March 31, 1995 and statement of operations for the quarter and nine month periods ended March 31, 1995 and 1994 reflect the disposal of ImageSoft. As of March 31, 1995, no assets or liabilities of ImageSoft have been reflected in the Company's financial statements and the Company's remaining 19% investment is recorded at zero.

NOTE 6 - EXTRAORDINARY ITEM

In January 1995, the Company converted certain outstanding notes payable into 1,117,197 unregistered shares of the Company's common stock at the conversion price of $0.625 per share when the market value for the shares was $0.438 per share. The Company recognized an extraordinary gain on the issuance of these shares of approximately $209,000 representing the difference in the aggregate conversion price and the market value of the shares.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The Company's recent focus of its business efforts on the development of Adobe(TM) PostScript(TM)-based controllers and other controllers featuring PCPI's ImageBase(TM) software platform, has resulted in the recognition in the third quarter of fiscal 1995, of approximately $406,000 in revenues associated with contracts to adapt the Company's software products to controllers that will be integrated with the hardware products of various OEM customers, including Integrated Device Technology, Inc. (IDT), Matsushita Electric Company, Ltd. (Panasonic) and Samsung Electronics Company. The Company recognized approximately $716,000 in such revenues for the nine month period ended March 31, 1995. PCPI's strategy has required the Company to alter its focus away from some of its traditional revenue sources and to make expenditures in support of these efforts. As a result, the Company's business continues to be in a significant transition and there are important short-term operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business and also due to the Company's strategic acquisition of Prima in October 1993.

As described in Note 5, effective March 24, 1995, the Company sold 81% of the common stock of ImageSoft Incorporated. The operations of ImageSoft were not significant. The Company had inadequate working capital to invest additional funds in ImageSoft and has not provided any significant funding to ImageSoft operations for the past few years. The disposal of ImageSoft resulted in a gain of $227,000.

As described in Note 6, in January 1995, the Company converted certain outstanding notes payable into 1,117,197 unregistered shares of the Company's common stock. The Company recognized an extraordinary gain on the issuance of these shares of approximately $209,000 representing the difference in the aggregate conversion price and the market value of the shares.

The Company had a net loss from continuing operations of $481,000 for the third quarter of fiscal 1995 compared to $945,000 for the third quarter of fiscal 1994. Total revenues were $3,548,000 for the third quarter of fiscal 1995 versus $2,850,000 for the third quarter of fiscal 1994.

The Company had a net loss from continuing operations of $1,913,000 on total revenues of $10,658,000 for the nine month period ended March 31, 1995 compared to $2,048,000 on total revenues of $7,795,000 for the nine month period ended March 31, 1994.

The quarter and nine month periods ended March 31, 1995 include non-recurring gains of $227,000 on the disposal of ImageSoft, $234,000 on the settlement of license agreements and an extraordinary gain on the conversion of notes payable into common stock of $209,000 and a loss of $204,000 on the conversion of the 5% Notes into common stock.

As described in Note 1 to the consolidated condensed financial statements, the Company has restated the financial information relating to the quarters ended September 30, 1993, December 31, 1993 and March 31, 1994.

REVENUES

Sales of products from continuing operations were $3,137,000 for the third quarter of fiscal 1995 versus $2,734,000 for the third quarter of fiscal 1994. Included in sales of products for the third quarter of fiscal 1995 are $3,118,000 of sales from Prima, which was acquired by the Company in October 1993. The Company's sales of products for the third quarter of fiscal 1994 include Prima sales of $2,537,000. Prima's business consists of product distribution and integration, including sales of its PDQ(TM) line of memory devices featuring SyQuest(TM) removable cartridge technology.

For the nine month period ended March 31, 1995, sales of products from continuing operations were $9,755,000 versus $7,521,000 for the nine month period ended March 31, 1994. Sales of products by the Company's Prima subsidiary were $9,239,000 for the nine month period ended March 31, 1995. Prima sales were $6,597,000 for the nine months ended March 31, 1994, which only included sales from the date of acquisition in October 1993.

A shortage of working capital during fiscal 1995 imposed limitations on the Company's operations, including Prima's business.

The Company's sales of products from continuing operations, other than Prima sales, for the quarter ended March 31, 1995 were $19,000 compared to $197,000 for the quarter ended March 31, 1994, both of which are far lower than the Company's historic product sales. Such sales for the nine month period ended March 31, 1995 were $516,000 versus $924,000 for the nine month period ended March 31, 1994.

PCPI's printer product sales over the past few years have declined due to strong worldwide competition from laser printer suppliers with significantly greater resources than those of the Company and the Company's shift in strategy from selling laser printers to selling technology licensing and controller boards. For the quarters and nine month periods ended March 31, 1995 and 1994, PCPI had no printer product sales. During the nine months ended March 31, 1995, PCPI sold, to a single customer, $231,000 of laser printer engines.

Sales of printer products other than laser printers, marketed through the Company's Laser Printer Accessories Corporation ("LPAC") subsidiary, were $19,000 during the third quarter of fiscal 1995 and were $204,000 for the nine months ended March 31, 1995. LPAC sales for the quarter and nine month periods ended March 31, 1994 sales were $72,000 and $589,000, respectively

Royalty, licensing, and engineering revenues from continuing operations for the third quarter of fiscal 1995 were $411,000 versus $116,000 for the third quarter of fiscal 1994. This increase is primarily due to work completed on engineering projects that were funded by OEM customers under non-recurring engineering contracts (NRE). NRE revenue for the quarter ended March 31, 1995 was $406,000, which was recognized during the course of development based on the percentage of completion method. License fees and royalties were $5,000 during the quarter ended March 31, 1995.

Royalty, licensing, and engineering revenues from continuing operations for the nine month period ended March 31, 1995 were $903,000 versus $274,000 in the prior fiscal year period. NRE revenues were $716,000 for the period versus no NRE revenues for the same period in fiscal 1994. Licensing and royalties for the nine month period ended March 31, 1995 were $187,000 versus $274,000 for the nine month period ended March 31, 1994.

In the past, licensing and royalty revenue has shown significant quarter-to-quarter fluctuation. PCPI has submitted several proposals to prospects in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase technology. While the Company has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will then be shipped by the customer in order to generate future royalty and license revenues.

COST OF PRODUCTS SOLD

Cost of products sold from continuing operations for the three months ended March 31, 1995 and 1994 was $2,804,000 and $2,650,000, respectively, representing a gross margin of 10.6% and 3.1%, respectively. The increased margin is attributed to a change in the product mix between the periods and reduced amortization of prepaid license and royalties. In addition, the product sales during the quarter ended March 31, 1995 resulted in lower royalty charges compared to the previous years product sales.

For the nine month period ended March 31, 1995, cost of products sold from continuing operations was $8,853,000, representing a gross margin of 9.2%. For the nine month period ended March 31, 1994, cost of products sold from continuing operations was $7,029,000, representing a gross margin of 6.5%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses from continuing operations for the third quarter of fiscal 1995 were $753,000 versus $948,000 for the third quarter of fiscal 1994. The decrease is due to reductions in force due to attrition, consolidation of Prima manufacturing at the Company's San Diego facilities and reductions in selling expenses due primarily to the Company's working capital shortage.

For the nine month period ended March 31, 1995 and 1994 selling, general and administrative expenses from continuing operations were $2,430,000 and $2,378,000, respectively. The change in these expenses was due to the absence of Prima expenses in the first quarter of fiscal 1994 (the Company acquired Prima in the second quarter of fiscal 1994), the effect of temporary reductions of wages and salaries for the first quarter of fiscal 1994 and the reduction in the Company's rent on its San Diego facilities (from approximately $27,000 to $11,500 per month) during the second quarter of fiscal 1995.

RESEARCH AND DEVELOPMENT

Research and development expenditures from continuing operations for the third quarter of fiscal 1995 were $327,000 versus $124,000 for the third quarter of fiscal 1994. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers. During the third quarter of fiscal 1995, and for the nine month period ended March 31, 1995, the Company did not capitalize any costs pursuant to Financial Accounting Standard No. 86 ("Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed") as the Company did not have any qualifying expenditures. The Company capitalized $204,000 of such costs in the third quarter of fiscal 1994 and $696,000 of such costs in the nine month period ended March 31, 1994. The Company's current development projects have been funded by OEM customers under development contracts.

OTHER INCOME AND LOSS

Interest expense from continuing operations was $30,000 for the third quarter of fiscal 1995 versus $13,000 for the third quarter of fiscal 1994. Interest expenses were due to outstanding debt balances. Interest expense for the nine month period ended March 31, 1995 was $96,000 versus $32,000 for the year-earlier period.

The quarter and nine month periods ended March 31, 1995 include non-recurring gains of $234,000 on the settlement of license agreements and $227,000 on the disposal of ImageSoft (discontinued operations) and a non-cash accounting loss in accordance with Statement of Financial Accounting Standards No. 84 ("Induced Conversions of Convertible Debt") of $204,000 on the conversion of the 5% Notes into common stock. The Company also recognized an extraordinary gain of $209,000 on the conversion of notes payable into common stock representing the difference in the aggregate conversion price of the shares issued and their market value at the date of conversion.

The quarter and nine month periods ended March 31, 1994 include non-recurring gains of $11,000 as the result of the sale of securities.

DISCONTINUED OPERATIONS
Effective March 24, 1995, the Company disposed of its ImageSoft subsidiary. Operations of ImageSoft have not been material to the consolidated operations of the Company.

The Company's discontinued ImageSoft subsidiary (software distribution and publishing) had fiscal 1995 third quarter sales of approximately $30,000 versus $64,000 for the third quarter of fiscal 1994. For the nine month period ended March 31, 1995, ImageSoft sales were $93,000 as compared to sales of $242,000 for the nine month period ended March 31, 1994.

Total operating expenses (cost of products sold and selling, general and administrative expenses) for the three months ended March 31, 1995 and 1994 was $55,000 and $84,000, respectively. For the nine month period ended March 31, 1995 and 1994, operating expenses were $164,000 and $324,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1995 PCPI's liquidity improved as the result of converting approximately $2,535,000 of liabilities into common and preferred stock of the Company. Despite the conversion, at March 31, 1995 the Company had a negative balance of working capital of $731,000. During fiscal 1995, the Company has experienced operating difficulties due to its lack of working capital. The shift in focus toward Adobe co-development projects presents continuing liquidity problems because, in the short-term, these activities are net users of working capital. The Company believes its current working capital and anticipated operating cash flows may not be sufficient to meet its financial resource requirements. Adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. Shareholders should note the Company's weak cash position and negative working capital, and the possibility of continuing operating losses.

Shareholders also should note that the Company's auditors' report on the Company's fiscal 1994 financial statements expressed uncertainty regarding the Company's ability to continue as a going concern. The Company is currently seeking additional financing in order to meet its short-term and long-term liquidity requirements. However, there can be no assurance that such financing will be available.

As of March 31, 1995, the Company had no unused lines of credit.

PCPI has no material commitments for capital expenditures.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- - - - --------------------------

No reportable matter.

ITEM 2.  CHANGES IN SECURITIES
- - - - ------------------------------

In January 1995, the Company designated 117 shares of previously undesignated Preferred Stock as 5% Series B Convertible Preferred Stock, par value $1,000 per share ("Series B"). Each Series B shareholder will have a liquidation preference of $10,000 per Series B share over the common shareholders. Holders of the Series B will be entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $500 per share, payable annually. Dividends on the Series B shall be payable before any dividends on any junior stock, including the common stock of the Company, but after the 5% Convertible Preferred Stock.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- - - - ----------------------------------------

The Company's 5% convertible preferred stock, which ranks prior to the Company's 5% Series B Preferred Stock and common stock, carries a cumulative dividend, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at March 31, 1995 was approximately $1,612,000.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - - - ------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
- - - - --------------------------

None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - -----------------------------------------

(a)  Exhibits:
     None.

(b)  Reports on Form 8-K:

On February 1, 1995, the Company filed a Form 8-K outlining certain equity transactions which occurred during January 1995. Included in this filing was a pro-forma balance sheet noting the effects of these equity transactions on the December 31, 1994 balance sheet as filed on the Company's Form 10-QSB for the quarter ended December 31, 1994.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PERSONAL COMPUTER PRODUCTS, INC.

                                BY: EDWARD W. SAVARESE
                                ------------------------------------------------------------
DATE:  May 15, 1995             Edward W. Savarese
                                Chairman of the Board, President and Chief Executive Officer

                                BY: GERRY B. BERG
                                ------------------------------------------------------------
DATE:  May 15, 1995             Gerry B. Berg
                                Executive Vice President and Chief Financial Officer

                                BY: RALPH R. BARRY
                                ------------------------------------------------------------
DATE:  May 15, 1995             Ralph R. Barry
                                Controller and Chief Accounting Officer