Form 10-K
period 1995-06-30
PERSONAL COMPUTER PRODUCTS INC
filed 1995-09-29
CIK 725394

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                [FEE REQUIRED]

                    For the fiscal year ended June 30, 1995
                                      OR
                [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
    [NO FEE REQUIRED] for the transition period from          to
                                                     --------    ---------
                          Commission file No. 0-12641

                   [LOGO OF PERSONAL COMPUTER PRODUCT, INC.]
                       PERSONAL COMPUTER PRODUCTS, INC.
                (Name of small business issuer in its charter)

                  DELAWARE                       33-0021693
       (State or other jurisdiction of      (IRS Employer ID No.)
        incorporation or organization)

                          10865 Rancho Bernardo Road
                          San Diego, California 92127
                                (619) 485-8411
    (Address of principal executive offices and issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: NONE
        Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.005 par value
                               (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X   No
          -----   ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's total consolidated revenues for the fiscal year ended June 30, 1995 were $14,394,000.

At September 22, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,533,800, based on the average bid and asked prices in the over-the-counter market as reported by Nasdaq.

At September 22, 1995, there were 17,428,934 shares of common stock, $0.005 par value, of the registrant issued and outstanding.

Information required by Part III of this Form 10-KSB is incorporated therein by reference from the Company's definitive Proxy Statement with respect to its 1995 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after June 30, 1995.

                 Transitional Small Business Disclosure Format
                               Yes        No   X
                                   -----     -----

Part I

-------------------------------------------------------------------------------
Item 1.
Description of Business

Personal Computer Products, Inc. was incorporated in March, 1982 under the laws of the State of California, and reincorporated in May, 1983 under the laws of the State of Delaware. Laser Printer Accessories Corporation, a Delaware corporation ("LPAC"), and Prima, Inc., a California corporation doing business as Prima International ("Prima"), are all wholly-owned subsidiaries of Personal Computer Products, Inc. (collectively "PCPI" or the "Company").

PCPI and its subsidiaries (1) develop and license laser printer technology; (2) manufacture, market, and distribute laser printer controllers and accessories; and (3) market and distribute internationally a variety of personal computer accessory products. The following diagram illustrates the organization of the Company.

                                     PCPI

                 PCPI TECHNOLOGY              DISTRIBUTION
                 ---------------              ------------
                    Controller              Printer Products
                    Development           PC and Mac Products
               Technology Transfer          Imaging Products
                       R&D
                   Engineering                 Direct Sales
                                           Tiered Distribution
                 Adobe PostScript         International Trading
               Imaging Technologies

Through its technology division ("PCPI Technology"), the Company designs, develops, and markets firmware (software embedded in memory chips), circuit boards, application-specific integrated circuits ("ASICs") and software for use in personal computer imaging devices. The Company's technology and products are used primarily in laser printers and multifunction devices (combined printer, scanner, copier, and facsimile). The Company sells these controllers separately to sellers of laser printers, and licenses its controller board technology to other producers of laser printer engines and/or controllers. Recent PCPI Technology customers have included: Xerox Corporation, Matsushita Electric Company, Ltd. (Panasonic), Hypertec, Inc., Integrated Device Technology, Inc., Samsung Electronics Company, Ltd., Seiko Instruments and Minolta Company Ltd.

Through its distribution division (the "Distribution Division"), which is composed of the Company's LPAC and Prima subsidiaries, the Company provides enhancement and accessory products to the personal computer and printer markets both in the U.S. and overseas. The Distribution Division markets and distributes value-added personal computer accessory products, including memory products such as floppy and hard disk drives from SyQuest(TradeMark) and Fujitsu(TradeMark), tape drives, and CD-ROM drives; and PCMCIA products that include miniaturized accessories such as memory devices and fax/modems for laptop and notebook computers.


Industry Overview

Page printers, especially laser printers, have become an established means of printing data generated by computers. The market for laser printers has grown significantly over the past several years. In 1993, overall industry figures revealed page printer (laser, LED, inkjet, etc.) sales accounting for 58 percent of total worldwide printer sales - 14 million units. The worldwide installed base of such devices is expected to grow to over 21 million units by 1997, 76 percent of all printers sold. PostScript-compatible printers accounted for approximately 20% of the market in 1993. This share is expected to be 22% by 1995.

According to industry analysts including International Data Corporation, InfoCorp, and BIS Strategic Decisions, the worldwide printer market in 1992 comprised approximately 21.4 million units with a projected compound annual growth rate (CAGR) of 7.3% from 1993 through 1996. Generally, demand is driven by first-time general business purchases outside the U.S. market, as well as replacement and first-time small business purchases in the domestic U.S. market. The worldwide printer market is dominated by the U.S., which is expected to continue through 1997. The U.S. is expected, however, to account for less market share over time due to market maturation.

Inkjet printers were introduced in the late 1970's. In the last two years, inkjet has become the fastest growing technology, setting new growth records due to its relatively low cost and good quality reproduction in both monochrome and color. Speed is the greatest concern at this time. Most inkjet printers produce output at 3 pages per minute. If speed is to be increased, ink drying times will have to improve. Higher end inkjet models, particularly color models, typically incorporate Adobe PostScript functionality.

Laser printers continue to be the dominant technology in use for page printing and high-end imaging. PostScript functionality makes up approximately 20% of this market. Laser technology is the only printer technology that is primarily sourced from Japan. Many impact and inkjet printers are manufactured in France, Singapore, Korea, and Taiwan, among others. Currently, over 75% of all laser printer engines are derived from Japan.

At present, the leading printer manufacturer worldwide is Hewlett Packard, with leadership positions in both laser and inkjet technologies. Hewlett Packard is followed by Japanese manufacturers Epson, Panasonic, and Star. Other than Hewlett Packard, Apple, and Lexmark, Japanese printer companies occupy the other six positions in the top nine.


                             [GRAPH APPEARS HERE]

Features that tend to differentiate printers, particularly in the high volume/ high growth page printer technologies such as inkjet and laser, include the presence of the PostScript page description language, high resolution capability, network-ready connectivity, and output at rated engine speed.

Color capability is an important issue in desktop printing. Of the 750,000 inkjet units forecast to sell in the U.S. for 1993, over 650,000 were color-capable. For color capability on other technologies such as laser, dye sublimation, and thermal transfer, PostScript Level 2 (the latest iteration of the PostScript page description language) capability is important for graphics compatibility and high quality reproduction.

An additional component to the market has been recently introduced: multifunctionality. There is new emphasis on the development of desktop printing solutions that provide the end-user printer/copier/facsimile functionality in the same device. As many as 40 vendors are already involved in the development and marketing of over 150 such devices, with many more on the horizon.

Color copiers have been on the market for about 20 years. They have evolved from stand-alone, walk-up machines in central reproduction departments to ultra-sophisticated, multiple-function products. U.S. sales of color copiers have concentrated on pay-for-print centers, copy outlets and professional users of color machines. Installations in the United States totaled more than 31,360 color electrophotographic copiers, including analog and digital machines, with Canon commanding approximately 55% of the installed base. Xerox follows with slightly more than 11%. The U.S. color copier market reached a volume of $185 million in 1993 and is projected to be over $1.2 billion by 1998.

Color laser printers began entering the U.S. marketing during 1994. It is anticipated that many models of desktop color laser printers will offer many of the document-finishing features of color copiers, such as document sorting, collating, and stapling. Multiple input trays will accommodate network users and enhance printer versatility. It is additionally anticipated that such devices will offer scanning and facsimile functions in addition to printing as a way to overcome price sensitivity.

In order to be successful in the future, copier and printer vendors will have to adopt new product strategies to differentiate themselves and to provide more features to offset the growth of the color laser printer market. The key element of this strategy is multifunctionality so that high-quality, high-performance machines can be used by computer networks in the office.

Business Strategy

PCPI Technology's strategy is focused on the continued development and implementation of laser printer technology. The Company's development resources are directed toward the development of Adobe PostScript controllers and Adobe CPSI software implementations of PostScript. This technology will be directed toward the development of controllers that support multifunction devices (combining printer, facsimile/modem, copier, scanner) on the low-end ("LaserImage/TM/"); and development of controllers that support high-functionality color digital copier/printers on the high-end (ColorImage/TM/).

The Company's mission has been the development of intelligent board-level devices that would add value to personal computers and peripheral devices.

Since 1983, the Company has been an active licenser and/or OEM provider of its LaserImage(R) printer controller technology to a number of companies throughout the world. These include or have included: AEG Olympia (Germany), Elebra (Brazil), Fujitsu (Japan), Goldstar (Korea), HyperTek (Korea), Matsushita Electric Company -Panasonic (Japan), Mita (Japan), Ricoh (Japan), Samsung Electronics Company (Korea), Tandy Corporation (United States), Tokyo Electric Company (Japan), Xerox (United States), and others. In order to accommodate the manufacturing requirements of its licensees, the Company also has preferred relationships for off-shore manufacturing. Such relationships allow PCPI to provide manufacturing capabilities without the need to invest and build an extensive manufacturing infrastructure. The Company's facilities easily accommodate the needs for integration and testing.

The Company had extensive technical relationships that enable it to offer the latest technology to its customers. These have included arrangements for joint development of ASIC semiconductor components for laser printer controllers with Motorola and DP-Tek; authorized developer relationships with Adobe and Hewlett Packard; and font licensing with Agfa Compugraphic and The Company (URW).

In November 1993, PCPI consummated its arrangement with Adobe Systems Incorporated as an authorized co-developer for the implementation of the PostScript page description language on printers. Adobe, in the past year, has invested approximately $99 million in research and development related to its products, such as PostScript. Adobe in order to accommodate the needs of printer companies who wish to incorporate the PostScript language into their products, has appointed a few third-parties to provide some of the custom engineering resources required to integrate PostScript on printer controllers. The PostScript integration process on printer controllers is complex, requiring considerable expertise in hardware design and firmware development and implementation. Adobe and PCPI have agreed that PCPI is uniquely suited to serve the needs of printer companies who desire to include PostScript on these products. PCPI serves a critical function in providing the latest technology and rapid time-to-market to those companies who wish to remain competitive in the printer market by offering features that meet the standards of the computer industry.

PCPI Technology

The principal business of PCPI Technology has been the development, licensing, and marketing of imaging technology and products; principally desktop printing and publishing.

PCPI Technology's strategy has been to attempt to adjust to the evolving personal computer market by developing and/or implementing technology that will enable it and its licensees to compete with, or supplement, the products of the industry's dominant manufacturers.

PCPI sells and licenses, usually on a non-exclusive basis, its printer controller technology and its proprietary software. Its typical customers are manufacturers of laser printers and controllers. In the majority of cases, PCPI transfers existing technology, or modifies that technology to meet the specifications of the customer. Typically, the licensing fees derived from these activities are based on the number of units sold by the licensee that incorporate the licensed technology. In addition, PCPI receives, in most cases, initial engineering fees for adapting its technology to the requirements of the particular purchaser or licensee, and mini-mum license fees to keep the license in effect.

The widespread availability of laser printers spawned a new class of applications software for desktop publishing. Using this soft-ware, a user can create, on a personal computer, a finished, high-quality, printed document that incorporates a variety of type sizes, styles, and fonts previously available only through a commercial printer.

As printers become more capable and sophisticated, it has become more difficult for users to know exactly what combination of features is best or most appropriate. At the most basic level, however, users want a printer that creates great looking documents; and they want one that works with their computer system, regardless of the software on that system. Only one kind of printer meets all the criteria of the end-user -- a printer that comes with genuine Adobe PostScript software. Unlike printers using other software (including PostScript clones), printers that use genuine Adobe PostScript place no limits on how the user's information may be displayed; nor what kind of document can be created or printed. This means that whether users are employing DOS, Windows, OS/2/TM/, UNIX(R), Macintosh, a mini or mainframe computer system, or any combination of these platforms, they can output work on any printer that has Adobe PostScript. PostScript is the most dependable way to print for business users. And, PostScript files can also be sent over networks, including those from Novell, 3Com, and others.

The Company's Adobe PostScript Interpreter ("APSI") project, which includes its Millennium Series controllers) includes the implementation of Adobe PostScript for OEM customers. These controllers are based on IDT RISC (reduced instruction set circuit) processors or the AMD-29200 processor. Associated ASIC chips are to be implemented as dictated by functionality. The features and functions of APSI are defined as follows:

 .  Adobe platform
 .  Adobe PostScript Level 2
 .  PCL5 (LaserJet4) emulation
 .  Parallel and Appletalk/TM/ (Macintosh) communications

Additional features/functions to be implemented, depending on customer demand, include GDI (Microsoft Windows) support, doubleRES (resolution increase), PCPI PhotoImage/TM/ (resolution/grayscale enhancement), serial I/O
(communications), multifunctionality (fax, scanning, etc.) and Novell (network) connectivity.

Customer targets are OEMs who wish to market PostScript printers to resellers and end-users. The OEM must also be an Adobe licensee in order to be authorized to purchase APSI technology.

To enhance its ability to market its technology, PCPI has entered into a sales agreement with Nippo, Ltd. of Japan for the promotion of licensing of the Company's Adobe PostScript controllers. Nippo has also made an equity investment in PCPI in the amount of approximately $1.7 million. Japanese laser printer developers represent the dominant customer base for the Company's technology. Nippo is currently a supplier of copier and laser printer engine mechanical parts to the Japanese copier and laser printer industry.

Integrated Device Technology, Inc. represents PCPI's first design partnership to incorporate Adobe PostScript in a new generation of printer controllers. IDT offers state-of-the-art, high-performance RISC (reduced instruction set computing) chips that maximize the performance of controllers that incorporate PostScript functionality. This is particularly significant in markets that require the best possible printer performance, such as color printing, electronic pre-press graphics applications, etc. IDT's worldwide sales force will supplement PCPI's sales effort by representing the PCPI/IDT/PostScript solution to its customer and prospect base. IDT, with over 2,600 employees worldwide, has annual revenues that exceed $300 million.

In July 1994, PCPI signed a controller development agreement with Matsushita Electric Company, Ltd. of Japan for a new Panasonic brand multifunction device that will feature printing, scanning, facsimile, and copier functionality. The new controller will be based upon PCPI's LaserImage technology.

PCPI's LaserImage Series of controllers are available in a variety of different configurations. They typically provide, either as part of the controller, or through add-on boards or plug-in cartridges, industry-standard printer emulations, such as PCL from Hewlett Packard. The controller boards have been designed to minimize the use of microchip and memory components, thereby enabling production of each controller at a cost lower than would otherwise be the case. Its relationship with Motorola, Inc., for example, resulted in the development of a family of specialty circuits (ASICs) that are designed specifically for laser printer controllers. Through its license of DP-Tek's patented TrueImage/TM/ technology, PCPI is able to provide doubleRES (the unique ability to quadruple the amount of dots per square inch that a laser printer engine can place on paper. In this way, a 300 dpi laser printer may be transformed into a 600 dpi printer, which would otherwise require an alternative, more expensive engine.) As part of this technology, the Company provides Microsoft Windows/TM/ compatibility to laser printers.

PCPI's ColorImage series of controllers also feature the integration of Adobe/TM/ PostScript. The support of high-performance desktop printing requires considerable processing power. PCPI's ColorImage models employ IDT MIPS RISC processors along with supporting ASICs. The result is a controller that fully supports the latest features and functions of Adobe PostScript. ColorImage is a stand-alone controller, located at the workstation, to support high-performance/functionality color printers. The result is a product that significantly out-performs other controllers.

The ColorImage system includes a robust color management system that has been designed to provide complete control over the color calibration of any input or output device including scanners, monitors, digital cameras, photo CD, printers, film recorders, proofing devices, etc. ColorImage software is, in effect, a color engine that makes every input device see a target profile that matches the objectives of the user. The quality and consistence of documents created using the ColorImage system is assured through a comprehensive, user-controlled calibration process.

PCPI projects considerable growth in technology sales, largely on the strength of its relationship with Adobe.


Distribution

In October 1993, PCPI acquired Prima International, a world-wide distributor of high technology products. Prima provides manufacturers with international distribution and marketing capabilities, as well as offering U.S. purchasing facilities for international buyers. Prima functions in three basic areas: product distribution and representation, buying office/commodity sales, and international management.

PCPI organized its LPAC distribution subsidiary in 1989 to take advantage of the growing market for laser printer accessories such as its ImageFont/TM/, ImageScript/TM/, LaserImage/TM/ and doubleRES/TM/ lines of cartridges, emulations, and other products that add functionality and value to the basic laser printer. The products previously marketed through LPAC could be marketed through Prima.

Prima has been active in the international market for over 12 years, and understands the multi-cultural, multilingual requirements of this business. It has developed a network of highly qualified resellers located in every country of significance. In addition, its headquarters location, in the heart of Silicon Valley, California, provides access to the premier suppliers of disk and tape drives, controllers, scanners, terminals, network boards, modems, fax cards, and graphics products, as well as relationships with manufacturers developing new technologies.

Prima offers international market penetration for U.S. high-technology manufacturers through use of their extensive sales channels including sub-distributors and resellers; and also representing products to the OEM and end-user communities. Prima tailors international sales and distribution programs suited to specific product needs. For many international buyers, locating a trustworthy, reliable source to purchase U.S. products on an "as needed" basis is essential to their ability to build systems and maintain a complete product offering to their customers. Prima offers these customers in-depth knowledge of the high technology market, proximity to the major producers of high technology products, and industry associations which date back to the 1960's. Through close relationships with many manufacturers, U.S. distributors, and representatives, Prima provides immediate access to hardware, software, firmware, media, accessories, and components for its international clients. Prima offers its international clients a vast network of Prima associates which results in increased marketing opportunities and options -- and decreased "time-to-market."

Prima's domestic (U.S.) business focuses on direct sales to end-users via its Peripherals Direct operating unit, formed in early 1994. The purpose of this operating unit is to add incremental sales of the company's products at margins higher than would be possible through multi-tier distribution. Prima serves as a corporate-wide focal point for sales of products to resellers (dealers and distributors) worldwide as well as a conduit for products to end-users at competitive price points on high-demand computer peripheral products such as disk drives.

Prima exports and imports a variety of high technology products with an emphasis on peripherals and accessories compatible with IBM, Apple Macintosh, the leading brands of small business computers, and UNIX and Novell. The focus on these markets has afforded Prima the ability to develop the technical expertise needed to fully support suppliers and customers.

Principal product lines include: (1) PDQ memory devices (principally removable SyQuest-brand disk drives) for PCs and Macintosh computers and (2) PCMCIA products, which represent new technology in media and value-added computer accessories for notebook and palmtop devices.

Five well-defined domestic (U.S.) markets are represented: these include among others (1) the installed user base of PC-compatible storage; (2) the installed user base of Macintosh-compatible storage; and (3) users of notebook and palmtop computers that are compatible with the PCMCIA standard.


Production and Sources of Supply

PCPI presently contracts for the manufacture of its products with a number of suppliers located in the San Diego and San Jose, California areas. The suppliers assemble products, utilizing components purchased by the Company from other sources. The terms of supply contracts are negotiated separately in each instance. The Company is satisfied that its present assembly contractors have sufficient capacity to meet projected market demand for the Company's products, or that alternate sources are available without undue disruption. PCPI has not experienced any significant difficulty over the past several years in engaging contractors, or in purchasing components.

PCPI contract suppliers generally perform a multi-step quality control test prior to shipping their products to the Company. PCPI, in turn, performs additional tests on the products, adds appropriate software, and then packages and ships the products to customers. In addition to buying such items as printed circuit boards and other components from outside suppliers, the Company purchases software programs, in the form of floppy disks, from vendors who have licenses to sell such software to the Company from the originators of such software, and has, from time to time, directly licensed system software used in certain PCPI products.


Marketing

Marketing and sales activities are conducted by approximately 8 Company employees. Each of the divisions and subsidiaries utilizes dedicated sales personnel.


Research and Development

Despite the fact that there can be no assurance that PCPI can successfully produce new products, nor that such products will be profitable, the Company will be required to continue to spend substantial sums on research and development in the foreseeable future in order to enhance existing products, and to develop new products. New technology developed, or products introduced, by other entities, including major computer companies, could adversely affect the marketability of the Company's products. Consequently, the Company is compelled to continue development of new technologies, and implementation of new technologies, in order to remain competitive.


Competition

The markets for computer hardware and software have been characterized by rapid and continuing technological change, and by intense competition. The Company provides differentiation in the laser printer controller/accessories marketplace through the capability of its controllers, the quality and extent of accompanying printer emulation software, and the ability of these controllers to provide added-value through image enhancement technologies such as increased resolution and image enhancement. Printer and computer accessories are often commodities that do not provide significant differentiation. The Company, through its Prima subsidiary, strives to differentiate itself by providing superior customer service, timely delivery of product to its customers, and competitive pricing.


Proprietary Protection

PCPI's software is copyrighted; however, such protection as the copyright laws provide does not prevent other companies from emulating the effects achieved by such software. PCPI owns no patents, but has obtained registration of several of its trade-names or trademarks, including: PCPI, LaserImage, ImageScript, and ImageFont.

Employees

The Company, including its Prima, and LPAC subsidiaries, employed a total of 41 persons (all full-time) at June 30, 1995, of whom 8 were in corporate administration and finance, 16 in engineering and research and development, 4 in production, and 13 in sales and marketing.

Other

The costs and effects of compliance with Federal, state, and local environmental laws and other existing or probable governmental regulations are not, and are not expected to be, material. In certain cases, government (Federal Communications Commission) approval is required with respect to PCPI's controller products.

Item 2.
Description of Property

The Company, and its LPAC subsidiary, occupy approximately 23,000 square feet of space in a facility located at 10865 Rancho Bernardo Road, San Diego, California 92127, at a monthly rental rate of $11,500. The lease expires on August 31, 1996. The Company owns no real property.

Prima International occupies 5,000 square feet of space in a facility located at 3350 Scott Boulevard, Building No. 7, Santa Clara, California 95054, on a month-to-month basis at a monthly rental rate of $4,745.

Item 3.
Legal Proceedings

The Company, because of the nature of its business, is from time to time involved in legal actions. The Company, after discussion with legal counsel, does not consider that any of these legal actions now pending will result in a material adverse effect on the consolidated financial position or results of operations of the Company and, further, does not consider that any such proceedings fall outside ordinary, routine litigation incidental to the business of the Company.


Item 4.
Submission of Matters To a Vote of Security Holders

Not applicable.

Part II

-------------------------------------------------------------------------------
Item 5.
Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded in the over-the-counter market, and quoted on Nasdaq (symbol: PCPI).

The following table sets forth the high and low bid quotations of the Company's common stock for the periods indicated as reported by Nasdaq. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

                                   High          Low
      ------------------------------------------------
      Year ended June 30, 1994
         First quarter           $  1.31       $  .72
         Second quarter             1.28          .69
         Third quarter              1.31          .56
         Fourth  quarter            1.13          .56

      Year ending June 30, 1995
         First quarter           $   .88       $  .50
         Second quarter              .78          .41
         Third quarter               .59          .25
         Fourth quarter              .56          .19
      ------------------------------------------------

The listing requirements under The Nasdaq SmallCap Market are that a company maintain at least $1,000,000 of public market float, maintain at least $1,000,000 of capital and surplus and maintain a bid price of $1.00 for 10 consecutive trading days within a ninety day period for the publicly traded shares. If a company maintains at least $2,000,000 of capital and surplus, there is no minimum bid price requirement.

The Company was notified that it was not in compliance with the above minimum bid requirements based on its then capital and surplus. The Company presented a plan to Nasdaq to achieve compliance with said requirements and has been granted an exception from these listing requirements until September 30, 1995. Should the Company be unsuccessful in satisfying the above requirements, its common stock could become subject to delisting from The Nasdaq SmallCap Market. If the Company's common stock is delisted, it would be quoted only on the NASD OTC Bulletin Board and the Company could reapply for listing once the Nasdaq listing requirements are satisfied.

The number of stockholders of record of common stock, $.005 par value, of the Company was 313 at June 30, 1995.

PCPI has never declared, or paid, any cash dividends on the PCPI Common Stock. PCPI currently intends to retain earnings, if any, after any payment of dividends on its 5% Convertible Preferred Stock and 5% Series B Convertible Preferred Stock, for use in its business, and, therefore, does not anticipate paying any cash dividends on the PCPI Common Stock.

Holders of the 5% Convertible Preferred Stock are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually, and commencing on October 15, 1986. PCPI has never declared, or paid, any cash dividends on the PCPI 5% Convertible Preferred Stock. Dividends in arrears at June 30, 1995 were $1,673,000.

Holders of the 5% Series B Convertible Preferred Stock are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $500 per share, payable annually.

Item 6.
Management's Discussion and Analysis or Plan of Operations

Results of Operations
Overview

The Company had a net loss from continuing operations of $2,510,000 for fiscal 1995 compared to a net loss of $3,588,000 for fiscal 1994. Total revenues from continuing operations were $14,394,000 for fiscal 1995 versus $10,832,000 for fiscal 1994.

The Company's recent focus of its business efforts on the development of Adobe/TM/ PostScript/TM/-based controllers and other controllers featuring PCPI's ImageBase/TM/ software platform, has resulted in the recognition during fiscal 1995, of approximately $1,097,000 in revenues associated with contracts to adapt the Company's software products to controllers that will be integrated with the hardware products of various OEM customers, including Integrated Device Technology, Inc. (IDT), Matsushita Electric Company, Ltd. (Panasonic), Samsung Electronics Company, Seiko Instruments and Minolta Company, Ltd. PCPI's strategy has required the Company to alter its focus away from some of its traditional revenue sources and to make expenditures in support of these efforts. As a result, the Company's business continues to be in a significant transition and there are important short-term operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited use due to these important changes in the Company's business and also due to the Company's strategic acquisition of Prima in October 1993.

As described in Note 2 to the financial statements, effective March 24, 1995, the Company sold 81% of the common stock of ImageSoft Incorporated. The operations of ImageSoft were not significant. The Company had inadequate working capital to invest additional funds in ImageSoft and has not provided any significant funding to ImageSoft operations for the past few years. The disposal of ImageSoft resulted in a gain of $227,000 as the result of ImageSoft's excess liabilities over assets on that date.

As described in Note 5 to the financial statements, in January 1995, the Company converted certain outstanding notes payable into 1,117,197 unregistered shares of the Company's common stock. The Company recognized an extraordinary gain on the issuance of these shares of approximately $209,000 representing the difference in the aggregate conversion price and the market value of the shares.

Fiscal 1995 includes non-recurring non-cash gains of $227,000 on the sale of ImageSoft, $234,000 on the settlement of license agreements and an extraordinary gain on the conversion of notes payable into common stock of $209,000 and a non-cash accounting loss of $204,000 on the conversion of the 5% Notes into common stock.


Revenues

Sales of products from continuing operations were $13,043,000 for fiscal 1995 versus $10,526,000 for fiscal 1994. Sales of products by the Company's Prima subsidiary were $12,487,000 for the year ended June 30, 1995. Prima sales were $9,482,000 for the year ended June 30, 1994, which only included sales from the date of acquisition in October 1993. Prima's business consists of product distribution and integration, including sales of its PDQ(TM) line of memory devices featuring SyQuest(TM) removable cartridge technology.

A shortage of working capital during fiscal 1995 imposed limitations on the Company's operations, including Prima's business.

The Company's sales of products from continuing operations, other than Prima sales, for the year ended June 30, 1995 were $556,000 compared to $1,044,000 for the year ended June 30, 1994, both of which are far lower than the Company's historic product sales.

During the year ended June 30, 1995, PCPI sold, to a single customer, $231,000 of laser printer engines.

Sales of printer products marketed through the Company's Laser Printer Accessories Corporation ("LPAC") subsidiary, were $243,000 during fiscal 1995 and were $286,000 during fiscal 1994.

During fiscal 1995, the Company performed work on engineering projects that were funded by OEM customers under non-recurring engineering contracts (NRE). NRE revenue for the year ended June 30, 1995 was $1,097,000, which was recognized during the course of development based on the percentage of completion method.

Licensing and royalties for the year ended June 30, 1995 were $254,000 versus $306,000 for the year ended June 30, 1994. In the past, licensing and royalty revenue has shown significant year-to-year fluctuation. PCPI has submitted several proposals to prospective customers in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase technology. While the Company has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will then be shipped by the customer in order to generate future royalty and license revenues.

Cost of Products Sold

Cost of products sold from continuing operations for the year ended June 30, 1995 and 1994 was $11,883,000 and $10,128,000, respectively, representing a gross margin of 8.9% and 3.8%, respectively. The increased margin is attributed to a change in the product mix at Prima between the periods and reduced amortization of prepaid license and royalties. In addition, the product sales during the year ended June 30, 1995 resulted in lower royalty charges compared to the previous year's product sales.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations for fiscal 1995 were $3,149,000 versus $3,324,000 for fiscal 1994. The decrease is due to (1) reductions in selling expenses due primarily to the Company's working capital shortage, (2) the permanent reduction in the Company's rent on its San Diego facilities (from approximately $27,000 to $11,500 per month) during the second quarter of fiscal 1995, (3) reductions in force due to attrition and (4) general reductions in overhead expenses. These were partially offset by (1) increases in sales commissions as the result in increased product and technology sales during the year (2) the absence of Prima expenses in the first quarter of fiscal 1994 (the Company acquired Prima in the second quarter of fiscal 1994), and 3) the effect of temporary reductions of wages and salaries for the first quarter of fiscal 1994.

Research and Development

Research and development expenditures from continuing operations for fiscal 1995 were $1,283,000 versus $546,000 for fiscal 1994. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers. During fiscal 1995 the Company did not capitalize any costs pursuant to Statement of Financial Accounting Standard No. 86 ("Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed") as the Company did not have any qualifying expenditures. The Company capitalized $674,000 of such costs in fiscal 1994. The Company's current development projects have been funded by OEM customers under development contracts.

Other Income and Loss

Interest expense from continuing operations was $114,000 for fiscal 1995 versus $103,000 for fiscal 1994. Interest expenses were due to outstanding debt balances.

The year ended June 30, 1995 includes non-recurring non-cash gains of $234,000 on the settlement of license agreements and $227,000 on the disposal of ImageSoft (discontinued operations) and a non-cash accounting loss in accordance with Statement of Financial Accounting Standards No. 84 ("Induced Conversions of Convertible Debt") of $204,000 on the conversion of the 5% Notes into common stock. The Company also recognized an extraordinary non-cash gain of $209,000 on the conversion of notes payable into common stock representing the difference in the aggregate conversion price of the shares issued and their market value at the date of conversion.

The year ended June 30, 1994 includes non-recurring gains of $11,000 as the result of the sale of investment securities.


Discontinued Operations

Effective March 24, 1995, the Company sold 81% of its ImageSoft subsidiary.

The Company's discontinued ImageSoft subsidiary (software distribution and publishing) had sales for the year ended June 30, 1995 of approximately $93,000 compared to sales of $261,000 for the year ended June 30, 1994.

Total ImageSoft operating expenses for the year ended June 30, 1995 and 1994 were $164,000 and $657,000, respectively.

Liquidity and Capital Resources

During fiscal 1995, the Company experienced operating difficulties due to its lack of working capital. The shift in focus toward Adobe co-development projects presents continuing liquidity problems because, in the short-term, these activities are net users of working capital. The Company believes its current working capital and anticipated operating cash flows may not be sufficient to meet its financial resource requirements. Adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. Shareholders should note the Company's weak cash position and negative working capital, and the possibility of continuing operating losses. In addition, the Company's auditors have stated, in their audit report, that certain factors raise substantial doubt about the Company's ability to continue as a going concern.

During the year ended June 30, 1995 PCPI's liquidity improved slightly, despite operating losses during the year, as the result of converting approximately $2,535,000 of liabilities into common and preferred stock of the Company. Despite the conversion, at June 30, 1995 the Company had a negative balance of working capital of $649,000, an improvement from the negative working capital of $1,155,000 as of June 30, 1994.

The Company is currently seeking additional financing in order to meet its short-term and long-term liquidity requirements. However, there can be no assurance that such financing will be available. In addition, the Company will continue to pursue opportunities to convert existing liabilities of the Company into equity in order to improve its working capital position.

As of June 30, 1995, Prima's unused special purpose line of credit was $214,000.

PCPI has no material commitments for capital expenditures.

Item 7.
Financial Statements


                                                                            PAGE
                                                                            ----
Report of independent accountants............................................ 14

Consolidated balance sheet as of June 30, 1995............................... 15

Consolidated statement of operations for the year ended
          June 30, 1995 and 1994............................................. 16

Consolidated statement of cash flows for the year ended
          June 30, 1995 and 1994............................................. 17

Consolidated statement of shareholders' equity for the year ended
          June 30, 1995 and 1994............................................. 18

Notes to consolidated financial statements................................... 19

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Personal Computer Products, Inc.

We have audited the consolidated balance sheet of Personal Computer Products, Inc. and its subsidiaries as of June 30, 1995 and the related consolidated statements of operations, cash flows, and shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations, cash flows, and shareholders' equity for the year then ended June 30, 1994, were audited by other auditors whose report dated October 24, 1994, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Personal Computer Products, Inc. and its subsidiaries as of June 30, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As indicated in the accompanying financial statements and as described in Note 1, the Company has suffered recurring losses from continuing operations, has negative working capital of $649,000, has a net investment in new software products of $1,719,000, and remaining shareholders' equity of $1,216,000. These factors raise substantial doubt about the Company's ability to continue as a going concern and recover its investment in new software products. Management's plans to raise additional financing and execute a growth strategy to capitalize on the Company's investment in new software products are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BOROS & FARRINGTON APC
San Diego, California
September 25, 1995

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1995

-------------------------------------------------------------------------------
                                    ASSETS
-------------------------------------------------------------------------------

Current assets:
     Cash                                            $   322,000
     Accounts receivable, net                          1,250,000
     Inventories                                         521,000
     Other current assets                                268,000
                                                     -----------
Total current assets                                   2,361,000

Capitalized software, net                              1,193,000
Prepaid licenses and royalties, net                      526,000
Property and equipment, net                              146,000
                                                     -----------
                                                     $ 4,226,000
                                                     -----------

-------------------------------------------------------------------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                $ 1,719,000
     Accrued expenses                                    269,000
     Deferred revenues                                    21,000
     Notes payable                                     1,001,000
                                                     -----------
Total current liabilities                              3,010,000
                                                     -----------
Commitments - Note 12
Shareholders' equity:
     5% convertible preferred stock
     $1,000 par value, 7,500 shares authorized,
     2,318 issued and outstanding                      2,318,000

     5% Series B convertible preferred stock
     $1,000 par value, 117 shares authorized,
     116.2 issued and outstanding                      1,162,000

     Preferred stock
     $1,000  par value, 2,383 authorized,
     no shares issued and outstanding

     Common stock
     $.005 par value, 50,000,000 shares
     authorized, 17,428,934 shares issued
     and outstanding                                      87,000

     Paid-in capital                                  18,019,000
     Accumulated deficit                             (20,370,000)
                                                     -----------
Total shareholders' equity                             1,216,000
                                                     -----------
                                                     $ 4,226,000
                                                     -----------

-------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS

-----------------------------------------------------------------------------------
                                                    For the year ended June 30,
                                                 1995                       1994
-----------------------------------------------------------------------------------
Revenues:
     Sales of products                      $  13,043,000            $   10,526,000
     Engineering fees                           1,097,000
     License fees and royalties                   254,000                   306,000
                                            -------------            --------------
                                               14,394,000                10,832,000
                                            -------------            --------------
Costs and expenses:
     Cost of products sold                     11,883,000                10,128,000
     Selling, general and administrative        3,149,000                 3,324,000
     Amortization of capitalized software
       development costs                          499,000                   322,000
     Research and development                   1,283,000                   546,000
                                            -------------            --------------
                                               16,814,000                14,320,000
                                            -------------            --------------
Loss from operations                           (2,420,000)               (3,488,000)
                                            -------------            --------------
Other income (expense):
     Interest, net                               (109,000)                  (96,000)
     Settlement of license agreements             234,000
     Loss on conversion of convertible debt      (204,000)
     Other                                         (3,000)                   14,000
                                            -------------            --------------
                                                  (82,000)                  (82,000)
                                            -------------            --------------
Net loss from continuing operations before
  provision for income taxes                   (2,502,000)               (3,570,000)

Provision for taxes                                 8,000                    18,000
                                            -------------            --------------

Net loss from continuing operations            (2,510,000)               (3,588,000)

Discontinued operations:
     Loss from operations of
       discontinued subsidiary                    (71,000)                 (396,000)
     Gain on disposal of subsidiary               227,000
                                            -------------            --------------
Net loss before extraordinary item             (2,354,000)               (3,984,000)

  Extraordinary gain on the conversion of
    notes payable into common stock               209,000
                                            -------------            --------------
Net loss                                    $  (2,145,000)           $   (3,984,000)
                                            -------------            --------------
Primary loss per common share from
  continuing operations                     $       (0.18)           $        (0.31)
                                            -------------            --------------
Primary loss per common share
  before extraordinary item                 $       (0.17)           $        (0.34)
                                            -------------            --------------
Primary loss per common share               $       (0.15)           $        (0.34)
                                            -------------            --------------
Weighted average common shares outstanding   $ 14,799,800            $   12,027,000

-----------------------------------------------------------------------------------



         See accompanying notes to consolidated financial statements.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------
                                                        For the year ended June 30,
                                                            1995           1994
-----------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                $ (2,145,000)  $ (3,984,000)
                                                        ------------   ------------
Adjustments to reconcile net loss to cash
  used by operating activities:
     Depreciation and amortization of equipment              121,000        140,000
     Amortization of software development costs              499,000        322,000
     Amortization of prepaid licenses and royalties          219,000        274,000
     Gain on disposal of subsidiary                         (227,000)
     Loss on conversion of convertible debt                  204,000
     Extraordinary gain on conversion of notes
       payable into common stock                            (209,000)
     Changes in assets and liabilities:
          Accounts receivable                                133,000      1,035,000
          Inventories                                        691,000        266,000
          Other current assets                                (1,000)       235,000
          Accounts payable and accrued expenses              211,000        722,000
          Deferred revenues                                 (154,000)       175,000
                                                        ------------   ------------
Net cash used by operating activities                       (658,000)      (815,000)
                                                        ------------   ------------
Cash flows from investing activities:
     Capitalized software development costs                                (674,000)
     Prepaid licenses and royalties                          (68,000)      (420,000)
     Capital expenditures                                    (67,000)       (19,000)
                                                        ------------   ------------
Net cash used by investing activities                       (135,000)    (1,113,000)
                                                        ------------   ------------
Cash flows from financing activities:
     Proceeds from notes payable                             761,000        700,000
     Repayment of notes payable                             (407,000)      (760,000)
     Proceeds from line of credit                            329,000
     Repayment of line of credit                            (43,000)
     Principal payments under capital
       lease obligations                                    (50,000)       (39,000)
     Net proceeds from exercise of employee
       options and warrants                                  275,000         72,000
     Net proceeds from sale of common stock                   88,000      1,846,000
     Proceeds from shareholder loans                           9,000        170,000
     Net proceeds from sale of warrants                                      50,000
                                                        ------------   ------------
Net cash provided by financing activities                    962,000      2,039,000
                                                        ------------   ------------
Net increase in cash                                         169,000        111,000
Cash at the beginning of the period                          153,000         42,000
                                                        ------------   ------------
Cash at the end of the period                           $    322,000   $    153,000
                                                        ============   ============
Non-cash financing activities:
     Conversion of notes payable to
       common stock                                     $  1,186,000
                                                        ------------
     Conversion of accounts payable to
       preferred stock                                  $  1,162,000
                                                        ------------
     Common stock options exercised with
       accounts payable                                 $    479,000
                                                        ------------
     Conversion of preferred to common stock            $     93,000   $    200,000
                                                        ------------   ------------
     Conversion of accrued interest to
       common stock                                     $     38,000
                                                        ------------
     Conversion of accrued interest to
       principal on notes payable                       $     54,000
                                                        ------------
     Fixed assets acquired under capital leases         $      7,000   $     25,000
                                                        ------------   ------------
     Prima International assets acquired
       through debt assumption                                         $  1,279,000
                                                                       ------------
     Conversion of accounts payable to
       common stock                                                    $    487,000
                                                                       ------------
     Conversion of accounts payable
       to notes payable                                                $    180,000
                                                                       ------------
     Common stock exercised with loans                                 $      9,000
Supplemental disclosure of cash                                        ------------
  flow information:
     Cash paid during the period for
       interest                                         $     19,000   $     95,000
                                                        ------------   ------------
     Cash paid during the period for
       income taxes                                     $     11,000   $     17,000
                                                        ============   ============
-----------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                               5% Series B
                              Common Stock                 5% Convertible      Convertible
                              ------------                 Preferred Stock   Preferred Stock
                                                Paid-in    ---------------   ---------------  Shareholder Accumulated
                             Shares   Amount    Capital   Shares   Amount    Shares  Amount     Loans       Deficit        Total
                             ------   ------    -------   ------   ------    ------  ------     -----       -------        -----
Balance at June 30, 1993   10,444,413 $54,000 $13,232,000 2,611  $2,611,000                    $(170,000) $(14,241,000)  $1,486,000
Exercise of stock options     146,925   1,000      80,000                                         (9,000)                    72,000
Conversion of preferred
   stock                       57,143             200,000  (200)   (200,000)
Common stock issued as
   settlement of accounts
   payable                    577,772   3,000     484,000                                                                   487,000
Private sales of common
   stock                    2,225,000  11,000   1,835,000                                                                 1,846,000
Warrants issued                                    50,000                                                                    50,000
Repayment of shareholder
   loans                                                                                         170,000                    170,000
Net loss                                                                                                    (3,984,000)  (3,984,000)
                           ---------- ------- ----------- -----  ----------  ----- ----------  ---------  ------------  -----------
Balance at June 30, 1994   13,451,253  69,000  15,881,000 2,411   2,411,000                       (9,000)  (18,225,000)     127,000
Exercise of employee stock
  options                     166,500   1,000      84,000                                                                    85,000
Exercise of employee
  warrants                  1,125,366   6,000     664,000                                                                   670,000
Conversion of preferred
   stock                       26,427              93,000   (93)    (93,000)
Common stock issued on
  conversion of notes
  payable                   1,959,388   8,000   1,192,000                                                                 1,200,000
Preferred stock issued on
  conversion of accounts
  payable                                                                    116.2 $1,162,000                             1,162,000
Private sales of common
  stock                       700,000   3,000     105,000                                                                   108,000
Repayment of shareholder
   loans                                                                                           9,000                      9,000
Net loss                                                                                                    (2,145,000)  (2,145,000)
                           ---------- ------- ----------- -----  ----------  ----- ----------  ---------  ------------  -----------
Balance at June 30, 1995   17,428,934 $87,000 $18,019,000 2,318  $2,318,000  116.2 $1,162,000  $       0  $(20,370,000) $ 1,216,000
                           ========== ======= =========== =====  ==========  ===== ==========  =========  ============  ===========

         See accompanying notes to consolidated financial statements.

              PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.
The Company and Its Capital Resources

Personal Computer Products, Inc., a Delaware corporation, and its subsidiaries ("PCPI" or the "Company"), (1) develop and license laser printer technology;
(2) manufacture, market, and distribute laser printer controllers and accessories; and (3) market and distribute internationally a variety of personal computer accessory products.

The Company has incurred net losses from continuing operations of $2,510,000 and $3,588,000 in 1995 and 1994, respectively; and, as of June 30, 1995 had remaining shareholders' equity of $1,216,000 and negative working capital of $649,000. The Company's negative working capital position has resulted from both its net losses and an aggregate investment in new software products of $1,581,000 in 1994 and 1993. Management plans to continue to pursue a growth strategy in fiscal 1996 that will capitalize on the Company's investment in new software products. The Company is dependent on additional financing in order to continue as a going concern and to realize this investment in new software products through the execution of management's strategy. Management is actively seeking additional funding to support and grow the Company's operations, however, there can be no assurance that this financing will be obtained.


Summary of Significant Accounting Policies

 .Principles of Consolidation
The consolidated financial statements include the accounts of PCPI and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

 .Inventories
Inventories are valued at the lower of cost or market; cost being determined by the first-in, first-out method.

 .Capitalized Software Costs
The Company has developed software technology and capitalized qualifying direct labor and related fringe, facilities, and other overhead costs pursuant to the provisions of Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The capitalized software development costs primarily related to software contained in laser printer controllers and add-on products for laser printer controllers. Capitalized software includes emulations of existing software printer control languages currently in the marketplace, as well as software included in laser printer controllers for existing laser printers. The Company's software emulation products are generally offered in different combinations that are designed to provide more value than its competitors' products. Its printer controller products are generally designed to allow existing laser printers to operate at higher performance levels than originally configured. While the Company believes its new products will be accepted in the marketplace and that it will recover its investment in capitalized software, the ultimate realization of this investment is dependent on such acceptance and the Company's ability to market these new products.

Costs incurred prior to the establishment of technological feasibility, or subsequent to the release to customers, are expensed as research and development costs as incurred. Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or
(b) the straight-line method over the estimated economic life of the product, generally three years. Amortization begins when the product is available for general release to customers.

 .Prepaid Licenses and Royalties
Up-front payments for licenses of software and royalties are recorded as prepaid licenses and royalties. Amortization is recorded on a straight-line basis over estimated useful lives generally ranging from three to five years, commencing from the date the underlying technology is available for use by the Company.

 .Property and Equipment
Property and equipment are recorded at cost. Depreciation, including amortization of assets recorded under capitalized leases, is generally computed on a straight-line basis over the estimated useful lives of assets ranging from three to five years. Amortization of leasehold improvements is provided over the initial term of the lease, on a straight-line basis.

 .Revenues
Revenue from the sale of products is recognized as of the date shipments are made to customers. Revenue from long-term software and technology license fees is recognized once the collection is made, or is "probable" as prescribed in AICPA Statement of Position 91-1 "Software Revenue Recognition," and there are no further contractual obligations under the license agreement. Royalties are recognized upon the sale of such products by the licensee.

The Company currently has development contracts with original equipment manufacturers ("OEMs") to adapt the Company's software products to the OEMs' hardware products. Revenues under these contracts are recognized based on the percentage-of-completion method. Deferred revenue comprises payments received in advance of revenue to be recognized on such contracts.

 .Research and Development
Research and development costs are charged to expense as incurred. The cost of engineering fee revenue is included as a component of research and development.

 .Income Taxes
The Company's provision for income taxes is accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 mandates the liability method for computing deferred income taxes. The Company adopted FAS 109 in fiscal 1994 and adoption of the new statement did not have a significant effect on the Company's financial position or results of operations. Prior to fiscal 1994, the Company accounted for income taxes in accordance with FAS 96.

 .Earnings (Loss) Per Common Share
Earnings (loss) per common share is based on the weighted average number of shares of common stock and dilutive common stock equivalents, if any, outstanding during the period, and is computed after giving effect to the dividend requirements of the 5% Convertible Preferred Stock ($118,000 and $126,000 during fiscal 1995 and fiscal 1994, respectively) and the 5% Series B Convertible Preferred Stock. The effect of the conversion privileges of convertible preferred stock and convertible notes payable is antidilutive for the periods presented. Accordingly, such effect is not reflected in the calculation of primary loss per common share.

 .Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The carrying value of the financial instruments on the consolidated balance sheet are considered reasonable estimates of the fair value.

 .Reclassifications
Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the presentation in the 1995 consolidated financial statements.

Note 2.
Discontinued Operations

Effective March 24, 1995, the Company sold 81% of the common stock of its then wholly-owned subsidiary ImageSoft Incorporated ("ImageSoft"), to ImageSoft's president in consideration of a $100,000 Promissory Note ("Note"). The Note is secured by the assets and technologies of ImageSoft and matures on March 24, 2000. The Note bears interest at the annual rate of 7%, payable annually, and calls for the principal to be paid at maturity. The Note has not been reflected in the financial statements and a gain will be recognized as the cash payments are received. As a result of the sale, the Company will account for its investment in ImageSoft under the cost method; accordingly, the results of ImageSoft's operations have been excluded from the consolidated operations from the date of sale. The balance sheet as of June 30, 1995 and statement of operations for the years ended June 30, 1995 and 1994 reflect the sale of ImageSoft. As of June 30, 1995, no assets or liabilities of ImageSoft have been reflected in the Company's financial statements and the Company's remaining 19% investment is recorded at zero.

Note 3.
Acquisition of Prima International

Effective October 1, 1993, the Company acquired all of the outstanding stock of Prima, Inc. ("Prima") doing business as Prima International, a distributor of computer peripherals and add-on products. The purchase price was $10 plus the assumption of Prima's liabilities. The transaction was accounted for as a purchase; accordingly, the results of Prima's operations have been included in consolidated operations from the date of acquisition. The following are the unaudited pro forma results of operations of the Company as though Prima was acquired on July 1, 1993.

                                          Year ended June 30,
                                      ---------------------------
                                         1995             1994
                                      -----------     -----------
                                              (UNAUDITED)
Revenues                              $14,394,000     $13,092,000

Net loss from continuing operations    (2,510,000)     (3,639,000)

Net loss before extraordinary item     (2,354,000)     (4,029,000)

Net loss                               (2,145,000)     (4,029,000)

Primary loss per common share
from continuing operations                  (0.18)          (0.31)

Primary loss per common share before
extraordinary item                          (0.17)          (0.35)

Primary loss per common share               (0.15)          (0.35)


In conjunction with the acquisition, assets acquired and liabilities assumed were each $1,279,000; no goodwill was recorded in connection with this transaction.

Note 4.
Composition of Certain Financial Statement Captions

                                                June 30, 1995
                                                -------------
Accounts receivable:
     Trade                                        $1,292,000
     Less allowance for doubtful accounts           (205,000)
                                                  ----------
                                                   1,087,000
     Current license fees and royalties              163,000
                                                  ----------
                                                  $1,250,000
                                                  ==========
Inventories:
     Materials and supplies                       $  213,000
     Work in progress                                 26,000
     Finished goods                                  282,000
                                                  ----------
                                                  $  521,000
                                                  ==========
Capitalized software, at cost:
     Released products                            $1,730,000
     Products under development                      198,000
                                                  ----------
                                                   1,928,000
     Less accumulated amortization                  (735,000)
                                                  ----------
                                                  $1,193,000
                                                  ==========

                                                      June 30, 1995
                                                      -------------
Prepaid licenses and royalties                         $  699,000
     Less accumulated amortization                       (173,000)
                                                       ----------
                                                       $  526,000
                                                       ==========
Property and equipment, at cost:
     Computers and other equipment                     $  664,000
     Office furniture and fixtures                        186,000
     Leasehold improvements                               134,000
                                                       ----------
                                                          984,000
     Less  accumulated depreciation and amortization     (838,000)
                                                       ----------
                                                       $  146,000
                                                       ==========
Accrued liabilities:
     Compensation and vacation                         $  177,000
     Accrued interest                                      29,000
     Other                                                 63,000
                                                       ----------
                                                       $  269,000
                                                       ==========

Note 5.
Debt

5% Convertible Notes Payable

In January 1993, the Company issued 5% Convertible Notes to foreign lending institutions, at par, due December 31, 1995, for an original principal amount of $500,000. The notes bore interest at 5% simple interest per year, payable on December 31st of each year and were convertible, at the option of the holder, into shares of the Company's common stock at $1.50 per share. In January 1995, the conversion rate under the 5% Convertible Notes was reduced from $1.50 to $0.625. As a result of this reduction, the Company recognized a non-cash accounting loss in the amount of $204,000 pursuant to FAS 84 (Statement of Financial Accounting Standards No. 84 - "Induced Conversions of Convertible Debt"). Subsequent to this, holders of the 5% Convertible Notes converted outstanding debt and accrued interest of approximately $526,000 into 842,191 shares of the Company's common stock.

Notes Payable

Notes payable assumed in the Prima acquisition (Note 3) are unsecured and amounted to $440,000 at the time of acquisition and matured in January 1995. As of June 30, 1995, the outstanding balance of this Prima debt, owed to a private investor, was $20,000. Interest on the note is 8% per annum.

In September 1993, the Company issued a Promissory Note in the principal amount of $700,000 to a private investment group. The note bears interest at 10% per annum, is payable semi-annually, and is secured by certain of the Company's contracts receivable. The Note is due on September 17, 1995 and as of that date the Company was in default under the original terms of the agreement. The Company is negotiating an extension on the Note, however, there can be no assurance that an extension can be obtained under acceptable terms and conditions. The private investor group also purchased warrants in September 1993 (Note 8). As of June 30, 1995, the outstanding balance was approximately $431,000.

In December 1993, the Company converted approximately $180,000 of trade accounts payable into an unsecured two-year note payable bearing interest at 9.5% per annum. The note calls for minimum monthly principal and interest payments of $5,000, with the balance of $86,000 due on December 15, 1995. At June 30, 1995, the outstanding balance was approximately $170,000. In July, 1995 the Note was declared in default under the terms of the note.

In July and October 1994, the Company received an aggregate amount of $686,000 from one of its investors, Nippo, Ltd. and an affiliate (Note 7), under Notes payable due in one year bearing interest ranging from 3% to 7%. In January 1995, the outstanding debt and accrued interest totaling $698,000 was converted into 1,117,197 shares of the Company's common stock. The Company recognized an extraordinary gain on the issuance of these shares of approximately $209,000 representing the difference in the aggregate conversion price and the market value of the shares on the conversion date.

In March 1995, one of the Company's directors agreed to loan the Company a gross aggregate amount of up to $100,000 with interest at the rate of 7% per year. Advances under this Note are convertible into unregistered shares of the Company's common stock at the market rate on that date. As of June 30, 1995, borrowing under this Note aggregated $75,000 which is included as a component of Notes Payable. In September 1995, an additional $25,000 was advanced to the Company under this Note.

4-3/4% Convertible Subordinated Notes

In November 1993, the Company repaid the outstanding balance of $98,000 under its 4-3/4% convertible subordinated notes issued during fiscal 1989.

Bank Loan Payable

In April 1995, the Company's Prima subsidiary obtained a $500,000 line of credit from a bank expiring on August 31, 1995. Under the terms of the line of credit, borrowings are restricted to finance the inventory purchases for sales to certain pre-qualified foreign customers of Prima. The line of credit is payable on demand and bears interest at the banks prime rate of interest plus 1.5%, effectively 10.5% as of June 30 1995. The Note is guaranteed under an agreement with the California Export Finance Office ("CEFO") and PCPI and is secured by substantially all of the assets of Prima. As of June 30, 1995, total borrowings outstanding were approximately $286,000. In August, 1995, the line of credit was extended until August 1996.

Note 6.
Preferred Stock

5% Convertible Preferred Stock

During fiscal 1986 and 1987, the Company completed private offerings of an aggregate of 6,050 shares of 5% convertible preferred stock at $1,000 per share which, in the aggregate, generated net proceeds to the Company of $5,233,000.

Holders of the 5% convertible preferred stock are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually, and commencing on October 15, 1986. Dividends in arrears at June 30, 1995 were $1,673,000.

The 5% convertible preferred stock is convertible, at any time, into shares of the Company's common stock, at a price of $3.50 per common share. This conversion price is subject to certain antidilution adjustments, in the event of certain future issuances of common stock, or payment of common stock dividends. During fiscal years 1995 and 1994, a total of 93 and 200 shares, respectively, were converted into 26,147 and 57,143 shares of common stock, respectively.

The Company shall reserve, and keep reserved, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of all shares of the 5% convertible preferred stock. At June 30, 1995, 662,286 shares of the Company's unissued common stock had been reserved for conversion.

In the event of any involuntary or voluntary liquidation, dissolution, or winding up of the affairs of the Company, the 5% convertible preferred stock-holders shall be entitled to receive $1,000 per share, together with accrued dividends, to the date of distribution or payment, whether or not earned or declared.

The 5% convertible preferred stock is callable, at the Company's option, at any time beginning in April 1992, at call prices ranging from $1,050 to $1,100 per share. No call on the 5% convertible preferred stock was made during fiscal 1995 or 1994.

5% Series B Convertible Preferred Stock

In January, 1995, the Company designated 117 shares of previously undesignated Preferred Stock as 5% Series B Convertible Preferred Stock, par value $1,000 per share ("Series B"). Each share may be converted into 9,523 shares of the Company's common stock at the conversion rate of $1.05. The holders of the Series B have a liquidation preference of $10,000 per Series B share over the common shareholders but are junior to the liquidation preference of the existing 5% Convertible Preferred Stock shareholders. Holders of the Series B are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $500 per share, payable annually.

In January 1995, the Company issued 116.2 shares of the 5% Series B Convertible Preferred Stock as settlement of accounts payable totaling $1,162,000. As of June 30 1995 there were no dividends in arrears under the Series B.

The Company shall reserve, and keep reserved, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of all shares of the Series B. At June 30, 1995, 1,114,286 shares of the Company's unissued common stock had been reserved for conversion.

Note 7.
Common Stock

The Company issued shares of its unregistered common stock during fiscal 1995 as follows: 1,117,197 shares to Nippo, Ltd. for the conversion of $698,000 of a Note Payable and accrued interest; approximately 842,200 shares to three holders of the Company's 5% Convertible Notes for the conversion of the notes payable and accrued interest aggregating $526,000; and 700,000 shares issued to a foreign investor for approximately $108,000.

The Company issued shares of its unregistered common stock during fiscal 1994 as follows: 1,000,000 shares to Nippo, Ltd. for $1,000,000; approximately 578,000 shares to three vendors for the conversion of accounts payable in the aggregate amount of $487,000; and, 1,225,000 shares to various other private investors for an aggregate of $846,000, net of issuance costs.

Note 8.
Common Stock Warrants

In March 1991, the Company issued to each of its then four directors five-year warrants, fully exercisable immediately, to purchase an aggregate of 400,000 unregistered shares of common stock at $0.50 per share, the fair market value of the Company's stock on the date the warrants were granted. All of these warrants were exercised during fiscal 1995.

In August 1991, the Company issued to each of its then four directors five-year warrants, fully exercisable immediately, to purchase an aggregate of 500,000 unregistered shares of common stock at $0.60 per share, the fair market value of the Company's stock on the date the warrants were granted. During fiscal 1995, 497,000 of these warrants were exercised.

In October 1991, the Company issued to each of its then four directors five-year warrants to purchase an aggregate of 1,650,000 unregistered shares of common stock at $0.75 per share, the fair market value of the Company's stock on the date the warrants were granted. Warrants to purchase 825,000 shares of common stock were exercisable 6 months after the date of grant with the remaining 825,000 shares vesting 18 months after the date of grant. During fiscal 1995, 229,000 of these warrants were exercised, and approximately 1,421,000 were exercisable as of June 30, 1995.

In September 1993, the Company issued to an investor group that provided the Company loan financing (Note 5), five-year warrants to purchase 250,000 shares of the Company's unregistered common stock at $1.50 per share. Warrants to purchase 62,500 shares were immediately exercisable; the remaining warrants vest equally on a semi-annual basis over the next eighteen months. A second five-year warrant was issued to this group in September 1993 to purchase 250,000 shares of the Company's unregistered common stock at $1.00 per share. Warrants to purchase 137,500 shares were immediately exercisable; the remaining warrants vest at the rate of 37,500 shares on a semi-annual basis. All of these warrants were issued in exchange for cash consideration of $50,000, which management believes approximates their fair market value.

In March 1994, the Company issued to three of its then four directors ten-year warrants to purchase an aggregate of 425,000 unregistered shares of the Company's common stock at $0.75 per share, the fair market value of the Company's stock on the date the warrants were granted. In addition, the Company also issued to four employees (two of whom were then officers) ten-year warrants to purchase an aggregate of 151,000 unregistered shares of the Company's common stock at $0.75 per share, the fair market value of the Company's stock on the date the warrants were granted. Fifty percent of the warrants were exercisable immediately and the remaining fifty percent became exercisable in September 1994. None of these warrants have been exercised.

In September 1994, the Company granted 5-year warrants to an employee for the purchase of 100,000 shares of common stock with an exercise price of $0.75 per share, the fair market value of the Company's common stock on the date of granted. Warrants to purchase 20,000 shares were immediately exercisable with the remaining warrants vesting equally on an annual basis over the first four years of the warrant term.

In September 1994, the Company also issued 3-year warrants to a consultant for services rendered for the purchase of 150,000 shares of common stock with an exercise price of $0.70 per share. Warrants to purchase 50,000 shares were immediately exercisable; the remaining warrants vest equally on an annual basis over the next two years.

Note 9.
Common Stock Options

In July 1984, and in November 1987, the Company adopted stock option plans, under which incentive stock options and non-qualified stock options may be granted to employees, directors, and other key persons, to purchase shares of the Company's common stock, at an exercise price equal to no less than the fair market value of such stock on the date of grant, with such options exercisable in installments at dates typically ranging from one to not more than ten years after the date of grant. A total of 1,060,000 shares of common stock are authorized for issuance under the 1988 Stock Option Plan.

At June 30, 1995, options to acquire 276,208 shares were exercisable under the 1984 and 1988 Stock Option Plans. No shares are available for future issuance under the 1984 Stock Option Plan due to the expiration of the plan during 1994. Options to acquire 21,936 shares remained available for grant under the 1988 Plan.

The following is a summary of the stock option activity under the Plans:

                                                 Shares of
                                                Common Stock
                           Option Prices         Underlying
                             Per Share             Options
                          --------------        -------------
June 30, 1993             $0.50 to $1.37           675,190
   Options granted        $0.75 to $1.02           133,000
   Options exercised      $0.50 to $0.82          (146,925)
   Options canceled       $0.50 to $1.37          (108,940)
                                                  --------

June 30, 1994             $0.50 to $1.02           552,325
   Options granted        $0.33 to $0.53            36,000
   Options exercised      $0.50 to $0.82          (166,500)
   Options canceled       $0.50 to $1.02           (61,950)
                                                  --------
June 30, 1995             $0.33 to $1.02           359,875
                                                  ========

Under the terms of the 1988 Stock Option Plan, loans may be made to option holders which permit the option holders to pay the option price, upon exercise, in installments.

In October 1993, outside of existing stock option plans, the Company issued to one of its directors options to purchase 150,000 unregistered shares of common stock at $0.72 per share, the fair market value of the Company's stock on the date the options were granted. 25,000 of the options were immediately exercisable; the remaining options become exercisable on October 14, 1994, 1995 and 1996 in the amounts of 25,000, 50,000 and 50,000, respectively. The options expire on December 31, 1999. None of these options have been exercised as of June 30, 1995.

Also in October 1993, outside of existing stock option plans, the Company issued to two officers of its newly acquired Prima International subsidiary and one employee of PCPI, options to purchase an aggregate of 650,000 unregistered shares of the Company's common stock at $0.72 per share, the fair market value of the Company's stock on the date the options were granted. 25,000 of the options were immediately exercisable; the remaining options became exercisable on October 14, 1994 and annually thereafter over a five-year period in the amounts of 125,000, 150,000, 150,000, 100,000, and 100,000 options, respectively. All unexercised options immediately terminate if the individual officer or employee ceases to be an employee of the Company or any of its subsidiaries. The options expire on December 31, 1999. None of these options have been exercised as of June 30, 1995.

In March 1995, outside of the existing stock option plans, the Company issued to two officers of its Prima subsidiary, five-year options to purchase an aggregate of 100,000 unregistered shares of PCPI common stock at an exercise price of $0.33 per share, the fair market value of the Company's common stock on the date of grant. These options become exercisable one year after the date of grant.

In April 1995, outside of the existing stock option plans, the Company issued to four employees (two of whom were then officers), ten-year options to purchase an aggregate of 450,000 unregistered shares of PCPI common stock at an exercise price of $0.52 per share, the fair market value of the Company's common stock on the date of grant. The options become exercisable over a three year period beginning April 24, 1996 in installments of 170,000, 140,000 and 140,000, respectively.


Note 10.
Significant Customers, Revenue Data, and Concentration of
Credit Risk

As of and during the year ended June 30, 1995, Computer 2000 accounted for 27% of consolidated accounts receivable and 24% of total consolidated revenues; Modo SRL accounted for 14% of consolidated accounts receivable and 7% of total consolidated revenues; and Xerox Corporation accounted for 10% of consolidated accounts receivable and less than 1% of total consolidated revenues.

As of and during the year ended June 30, 1994, Computer 2000 accounted for 14% of consolidated accounts receivable and 20% of total consolidated revenues; Modo SRL accounted for 12% of consolidated accounts receivable and 3% of total consolidated revenues; and Xerox Corporation accounted for 39% of consolidated accounts receivable and 2% of total consolidated revenues.

The majority of the Company's sales in fiscal 1995 and 1994 were to European distributors (denominated in U.S. dollars) in the computer peripherals and accessories market through its wholly-owned subsidiary, Prima.

During the years ended June 30, 1995 and 1994, 77% and 68% of total consolidated revenues, respectively, were from foreign customers, as reflected in the following table:

                                      Year ended June 30,
                                   -------------------------
                                      1995           1994
                                      ----           ----
Europe                             $ 8,622,000    $6,772,000
Far East                             1,742,000       338,000
Others                                 733,000       238,000
                                   -----------    ----------
                                   $11,097,000    $7,348,000
                                   ===========    ==========

The Company typically has not required collateral for its sales. However, it has required letters of credit or prepayment from time-to-time as deemed necessary.

Note 11.
Income Taxes

The Company elected to adopt Statement of Financial Accounting Standard No. 109
- "Accounting for Income Taxes" on a prospective basis, effective July 1, 1993. FAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under the FAS 109 asset and liability method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is then provided for deferred tax assets which are more likely than not to not be realized. There was no effect on the Company's financial statements upon adoption of FAS 109.

The provision for income taxes for the years ended June 30, 1995 and 1994 comprises:


                                  Year ended June 30,
                                  -------------------
                                  1995           1994
                                  ----           ----
Current:
     State                      $4,000         $ 1,000
     Federal
     Foreign                     4,000          17,000
                                ------         -------
                                $8,000         $18,000
                                ======         =======

The components of deferred income taxes at June 30, 1995 are as follows:


Deferred tax assets:
  Federal net operating loss carryforward          $ 4,783,000
  State net operating loss carryforward                230,000
  Book reserves and accrued liabilities                558,000
  Federal general business and other tax credits       517,000
  State R&D and other credits                          102,000
                                                   -----------
                                                     6,190,000
                                                   ===========
Deferred tax liabilities:
  Capitalized software                                (140,000)
                                                   -----------
                                                     6,050,000
Valuation allowance                                 (6,050,000)
                                                   -----------
Deferred taxes                                     $         0
                                                   ===========

The Company's Federal and state net operating loss carryforwards expire in 1999 through 2010. Additionally, the Company's Federal and state research and development credits expire in 1998 through 2009. During 1991 the Company sustained a change in ownership as defined in Section 382 of the Internal Revenue Code; as a result, there is an annual limitation of approximately $350,000 on the utilization of the net operating loss carryforwards generated prior to the date of change. Subsequent to the date of the ownership change in 1991, there have been numerous additional equity issuances; as a result, the Company may have experienced, or could experience in the future, similar ownership changes, which could result in additional limitations on the annual utilization of the Company's net operating loss carryforwards generated prior to the new change in ownership.

The provision for income taxes results in an effective rate which differs from the Federal statutory rate. A reconciliation between the actual tax provision and taxes computed at the statutory rate follows:

                                                       Year ended June 30,
                                                       -------------------
                                                       1995           1994
                                                       ----           ----
Benefit at Federal statutory income tax rate       $(729,000)     $(1,394,000)
Losses for which no current benefit is available     729,000        1,394,000
Foreign income taxes                                   4,000           17,000
State income taxes                                     4,000            1,000
                                                   ---------       ----------
                                                   $   8,000       $   18,000
                                                   =========       ==========

Note 12.
Lease Commitments

The Company leases certain equipment under non-cancelable capital leases, which are included in property and equipment. As of June 30, 1995, the cost and accumulated amortization of such equipment was $142,000 and $102,000, respectively.

The Company entered into a non-cancelable agreement to lease its operating facilities in San Diego, California, for 6 years, commencing September 1, 1990. In January 1995, the Company renegotiated the terms of the lease reducing the monthly base to $11,500 over the remaining term of the lease.

Future minimum rental commitments under non-cancelable leases are reflected in the following table:

                                                  Capital           Operating
         Year ended June 30,                      Leases              Leases
         -------------------                      -------           ---------
         1996                                     $ 13,000          $138,000
         1997                                        8,000            15,000
         1998                                        6,000
         1999                                        4,000
                                                  --------
         Total minimum lease payments               31,000          $153,000
                                                                    ========
         Amount representing interest              (11,000)
                                                  --------

         Net present value of minimum lease pmts. $ 20,000
                                                  ========

Total rental expense was approximately $202,000 in fiscal 1995 and $356,000 in fiscal 1994.

Note 13.
Supplementary Income Statement Information

                                     Year ended June 30,
                                     ------------------
                                    1995           1994
                                    ----           ----
         Royalty expense          $ 78,000       $124,000
                                  --------       --------
         Advertising expense      $107,000       $157,000
                                  --------       --------

Note 14.
Related Party Transactions

A director receives compensation as a consultant to the Company on corporate matters and investment banking issues. These consulting fees amounted to $108,000 and $69,000 during fiscal 1995 and 1994, respectively. On April 1, 1994, the Company and the director entered into a five-year consulting agreement for the director to continue to provide these services payable in monthly installments of $9,000. During fiscal 1995, approximately $63,000 owed to the Director was converted into common stock through the exercise of outstanding options.

As discussed in Notes 5 and 7, one of the Company's shareholders, Nippo, Ltd. and its affiliate, loaned the Company an aggregate of $686,000. In January, 1995, the outstanding principal balance and accrued interest totaling $698,000 was converted into the Company's common stock.

As discussed in Note 5, in March 1995, one of the Company's directors agreed to loan the Company a gross aggregate amount of up to $100,000 with interest at the rate of 7% per year. As of June 30, 1995, borrowing under this Note aggregated $75,000. In September 1995, an additional $25,000 was advanced to the Company under this Note.

Item 8.
Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

(a) Previous independent accountants

      (i) On August 25, 1995, Personal Computer Products, Inc. ("PCPI") dismissed Price Waterhouse LLP as its independent accountants.

      (ii) The reports of Price Waterhouse LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle, except that the report for the fiscal year ended June 30, 1994 did contain an explanatory paragraph with regard to PCPI's ability to continue as a going concern.

      (iii) The Registrant's Board of Directors participated in an approved the decision to change independent accountants.

      (iv) In connection with its audits for the two most recent fiscal years and through August 25, 1995, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

      (v) In connection with its audit of the 1993 financial statements, Price Waterhouse LLP issued a letter to the Company identifying material weaknesses in the Company's internal controls. This matter was discussed with the Company's Board of Directors.

      (vi) The Registrant has requested that Price Waterhouse LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated August 19, 1995, was filed as Exhibit 16 to the Form
             8-K filed on August 29, 1995.

(b) New independent accountants

     (i) The Registrant engaged Boros & Farrington, CPAs, APC as its new independent accountants as of August 25, 1995. During the two most recent fiscal years and through August 25, 1995, the Registrant has not consulted with Boros & Farrington on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor, (as described in Regulation S-B Item 304(a)(2)).

Part III
-------------------------------------------------------------------------------
Pursuant to General Instruction E(3) to Form 10-KSB, the information required by Items 9, 10, 11, and 12 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its 1995 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after June 30, 1995.

Item 13.
Exhibits, List, and Reports on Form 8-K

(a) The following exhibit list states, in the case of certain exhibits, a prior SEC filing which contains the exhibit and from which it is incorporated by reference.

         3(a) Certificate of Incorporation of the Company, as amended, and currently in effect. See also Item 4(a). (Incorporated by reference to Exhibit 3(a) to 1988 Form 10-K.)

         3(b) Certificate of Amendment of Certificate of Incorporation of the Company, filed February 8, 1995, as amended, and currently in effect. See also Item 4(b).

         3(c) By-Laws of the Company, as amended, and currently in effect. (Incorporated by reference to Exhibit 3(b) to 1987 Form 10-K)

         4(a) Amended Certificate of Designation of Personal Computer Products, Inc. with respect to the 5% Convertible Preferred Stock. (Incorporated by reference to Exhibit 4(d) to 1987 Form 10-K.)

         4(b) Amended Certificate of Designation of Personal Computer Products, Inc. with respect to the 5% Series B Convertible Preferred Stock.

         10(a.1) 1984 Stock Option Plan for the Company. (Incorporated by reference to Form S-8 Filed October 26, 1984, File No. 2-93993.)

         10(a.2) Forms of standard Non-Qualified and Incentive Stock Option Agreement for 1984 Stock Option Plan. (Incorporated by reference to Form S-8 filed October 26, 1984, File No. 2-93993.)

         10(b.1) 1988 Stock Option Plan for the Company. (Incorporated by reference to Exhibit 10(g) in 1989 Form 10-K.)

         10(b.2) Amendment and Restatement of 1988 Stock Option Plan. (Incorporated by reference to Exhibit 10(d) to 1991 Form 10-K.)

         10(b.3) Forms of standard Non-Qualified and Incentive Stock Option Agreement for 1988 Stock Option Plan. (Incorporated by reference to
         Exhibit 10(e) to 1991 Form 10-K)

         10(c.1) Standard Industrial Lease Multi-Tenant dated February 2, 1990 between the Company and Bernardo Vista Business Park, Ltd.; First Amendment to Standard Industrial Lease dated February 2, 1990; and Memorandum of Purchase Option Agreement dated August 29, 1990. (Incorporated by reference to Form S-4 dated September 24, 1990, File No. 33-36871.)

         10(c.2) Addendum to Lease dated January 12, 1995 for Standard Industrial Lease Multi-Tenant dated February 2, 1990.

         10(d) Reference is made to the various stock options and warrants granted in 1991 to directors and executive officers as described in
         Note 8 to the 1995 financial statements. (Incorporated by reference to Exhibit 10(1) to 1991 Form 10-K.)

         10(e.1) Executive Employment Agreement, as amended, between the Company and Edward W. Savarese, dated July 1, 1990 and amended as of February 25, 1994. (Incorporated by reference to Exhibit 10(k) to 1994 Form 10-KSB).

         10(e.2) Compensation Agreement between the Company and Edward W. Savarese, dated November 16, 1992. (Incorporated by reference to
         Exhibit 10(af) to 1993 Form 10-KSB.)

         10(f) Compensation Agreement between the Company and Harry J. Saal, dated November 16, 1992. (Incorporated by reference to Exhibit 10(ad) to 1993 Form 10-KSB.)

         10(g.1) Compensation Agreement between the Company and Irwin Roth, dated November 16, 1992. (Incorporated by reference to Exhibit 10(ag) to 1993 Form 10-KSB.)

         10(g.2) Consulting Agreement, dated April 1, 1994, between the Company and Irwin Roth. (Incorporated by reference to Exhibit 10(az) to 1994 Form 10-KSB.)

         10(h) Acquisition Agreement for acquisition of Prima International subsidiary on October 1, 1993. (Incorporated by reference to Exhibit
         2.1 to Amendment No. 1 to Form 8K/A dated October 14, 1993.)

         10(i.1) Third Party Development Partner License Agreement, effective October 22, 1993, between the Company and Adobe Systems Incorporated. (Incorporated by reference to Exhibit 10(ai) to 1994 Form 10-KSB)

         10(i.2) Reference Port Appendix No. 1, dated October 22, 1993, to the Postscript Support Source and Object Code Distribution License Agreement between Adobe Systems Incorporated and the Company. (Incorporated by reference to Exhibit 10(aj) to 1994 Form 10-KSB)

         10(j) PCPI/APS License Agreement, dated March 28, 1994, between the Company and Integrated Device Technology, Inc. (Incorporated by reference to Exhibit 10(ak) to 1994 Form 10-KSB)

         10(k) International Sales Representative Agreement, dated October 15, 1993, between the Company and Nippo Ltd. (Incorporated by reference to Exhibit 10(ao) to 1994 Form 10-KSB).

         10(l) Consulting Agreement dated September 17, 1993 between the Company and Marius A. Robinson. (Incorporated by reference to Exhibit 10(aq) to 1994 Form 10-KSB)

         10(m.1) Warrant Purchase Agreement, dated September 17, 1993, between the Company and Robinson International, Ltd. (Incorporated by reference to Exhibit 10(ar) to 1994 Form 10-KSB).

         10(m.2) Warrant Certificate for 250,000 Warrants to Purchase Shares of Common Stock of the Company at $1.50 per share, dated September 17, 1993, between the Company and Robinson International, Ltd. (Incorporated by reference to Exhibit 10(as) to 1994 Form 10-KSB)

         10(m.3) Warrant Certificate for 250,000 Warrants to Purchase Shares of Common Stock of the Company at $1.00 per share, dated September 17, 1993, between the Company and Robinson International, Ltd. (Incorporated by reference to Exhibit 10(at) to 1994 Form 10-KSB)

         10(m.4) Security Agreement between the Company and Fundamental Investors, Ltd., dated September 17, 1993. (Incorporated by reference to Exhibit 10(au) to 1994 Form 10-KSB)

         10(m.5) Term Loan Agreement, dated September 17, 1993, between the Company and Fundamental Investors, Ltd. (Incorporated by reference to
         Exhibit 10(av) to 1994 Form 10-KSB)

         10(m.6) Letter Agreement ("Amendment No. 1") to Term Loan Agreement between the Company and Fundamental Investors, Ltd., dated August 18, 1994. (Incorporated by reference to Exhibit 10(aw) to 1994 Form 10-KSB)

         10(m.7) Amendment No. 2 to Term Loan Agreement between the Company and Fundamental Investors, Ltd., dated October 19, 1994. (Incorporated by reference to Exhibit 10(ax) to 1994 Form 10-KSB)

         10(m.8) Amendment No. 3 to Term Loan Agreement between the Company and Fundamental Investors, Ltd., dated April 7, 1995.

         10(m.9) Promissory Note of PCPI for $700,000, dated September 17, 1993 to Fundamental Investors, Ltd.

         10(p.7) Amendment No. 2 to Term Loan Agreement between the Company and Fundamental Investors, Ltd., dated October 19, 1994. (Incorporated by reference to Exhibit 10(ay) to 1994 Form 10-KSB)

         10(n) Promissory Note of the Company for $180,075, dated December 16, 1993, by the Company payable to Xerox Corporation. (Incorporated by reference to Exhibit 10(aaa) to 1994 Form 10-KSB)

         10(o) PCPI/MEI License Agreement, dated September 30, 1994 between the Company and Matsushita Electric Industrial Co., Ltd. (Incorporated by reference to Exhibit 10(aac) to 1994 Form 10-KSB)

         10(p) Form of standard Warrant Agreement of March 29, 1994 as described in Note 8 to the 1994 financial statements. (Incorporated by reference to Exhibit 10(aag) to 1994 Form 10-KSB)

         10(q) Form of standard Stock Option Agreement of October 14, 1993 as described in Note 9 to the 1994 financial statements. (Incorporated by reference to Exhibit 10(aah) to 1994 Form 10-KSB)

         10(r) Compensation Agreement between the Company and Brian Bonar, dated September 1, 1994.

         10(s.1) Term loan agreement with Copolymer, Ltd. dated October 7, 1994.

         10(s.2) Conversion agreement with regard to Term loan agreement with Copolymer, Ltd. dated January 24, 1995.

         10(t) Conversion agreement between Nippo, Ltd. and the Company regarding $400,000 Note dated January 24, 1995.

         10(u) Prima International Note and Security Agreement dated April 11, 1995.

         16 Price Waterhouse letter to the SEC regarding August 25, 1995 dismissal. (Incorporated by reference to Form 8-K dated August 29, 1995.

         21 List of Subsidiaries of the Company

         23 Consent of Independent Accountants

Exhibits 10(a.1), (a.2), (b.1), (b.2), (b.3), (d), (e.1), (e.2), (f), (g.1),
(g.2), and (r) are management contracts or compensatory plans or arrangements.

The Company will furnish a copy of any exhibit to a requesting stockholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

(b) No reports on Form 8-K were filed during the last quarter of fiscal 1995.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PERSONAL COMPUTER PRODUCTS, INC.

By:  EDWARD W. SAVARESE
     ------------------
        Edward W. Savarese
        Chairman, President, and
        Chief Executive Officer

        September 29, 1995

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                  TITLE                                  DATE
---------                  -----                                  ----

EDWARD W. SAVARESE       Chairman of the Board of Directors,
------------------       President, and Chief Executive Officer   September 29, 1955
Edward W. Savarese

RALPH R. BARRY           Secretary and Chief Financial Officer
--------------           (Principal Financial Officer and
Ralph R. Barry           Principal Accounting Officer)            September 29, 1995

BRIAN BONAR              Executive Vice President and Director
-----------
Brian Bonar                                                       September 29, 1995

HARRY J. SAAL            Director
-------------
Harry J. Saal                                                     September 29, 1995

IRWIN ROTH               Director
----------
Irwin Roth                                                        September 29, 1995


                               Index to Exhibits
-------------------------------------------------------------------------------

Number    Description of Exhibit                                           Page

3(a) Certificate of Incorporation of the Company, as amended, and currently in effect. See also Item 4(a). (Incorporated by reference to Exhibit 3(a) to 1988 Form 10- K.)................... *

3(b)      Certificate of Amendment of Certificate of Incorporation of
          the Company, filed February 8, 199............................... 39

3(c)      By-Laws of the Company, as amended, and currently in effect.
          (Incorporated by reference to Exhibit 3(b) to 1987 Form 10-K).... *

4(a)      Amended Certificate of Designation of Personal Computer
          Products, Inc. with respect to the 5% Convertible Preferred
          Stock. (Incorporated by reference to Exhibit 4(d) to 1987
          Form 10-K.)...................................................... *

4(b) Amended Certificate of Designation of Personal Computer Products, Inc. with respect to the 5% Series B Convertible Preferred
          Stock ........................................................... 40

10(a.1)   1984 Stock Option Plan for the Company. (Incorporated by
          reference to Form S-8 Filed October 26, 1984, File No.
          2-93993.) ....................................................... *

10(a.2) Forms of standard Non-Qualified and Incentive Stock Option Agreement for 1984 Stock Option Plan. (Incorporated by reference to Form  S-8 filed October 26, 1984, File No. 2-93993.) ......... *

10(b.1)   1988 Stock Option Plan for the Company. (Incorporated by
          reference to Exhibit 10(g) in 1989 Form 10-K.) .................. *

10(b.2)   Amendment and Restatement of 1988 Stock Option Plan.
          (Incorporated by reference to Exhibit 10(d) to 1991 Form 10-K ... *

10(b.3) Forms of standard Non-Qualified and Incentive Stock Option Agreement for 1988 Stock Option Plan. (Incorporated by
          reference to Exhibit 10(e) to 1991 Form 10-K) ................... *

10(c.1) Standard Industrial Lease Multi-Tenant dated February 2, 1990 between the Company and Bernardo Vista Business Park, Ltd.;
          First Amendment to Standard Industrial Lease dated February 2, 1990; and Memorandum of Purchase Option Agreement dated August
          29, 1990. (Incorporated by reference to Form S-4 dated
          September 24, 1990, File No. 33-36871.) ......................... *

10(c.2)   Addendum to Lease dated January 12, 1995 for Standard
          Industrial Lease Multi-Tenant dated February 2, 1990............. 45

10(d)     Reference is made to the various stock options and warrants granted in 1991 to directors and executive officers as described in Note 8 to the 1994 financial statements. (Incorporated by reference to Exhibit 10(1) to 1991 Form 10-K.) .................. *

* Exhibit is incorporated by reference only and a copy is not included in this filing.

Number    Description of Exhibit                                           Page

10(e.1)   Executive Employment Agreement, as amended, between the
          Company and Edward W. Savarese, dated July 1, 1990 and amended as of February 25, 1994. (Incorporated by reference to
          Exhibit 10(k) to 1994 Form 10-KSB.) ............................. *

10(e.2)   Compensation Agreement between the Company and Edward W.
          Savarese, dated November 16, 1992. (Incorporated by reference to Exhibit 10(af) to 1993 Form 10-KSB.) ......................... *

10(f)     Compensation Agreement between the Company and Harry J. Saal, dated November 16, 1992. (Incorporated by reference to Exhibit
          10(ad) to 1993 Form 10-KSB.) .................................... *

10(g.1)   Compensation Agreement between the Company and Irwin Roth, dated November 16, 1992. (Incorporated by reference to
          Exhibit 10(ag) to 1993 Form 10-KSB) ............................. *

10(g.2)   Consulting Agreement, dated April 1, 1994, between the Company and Irwin Roth. (Incorporated by reference to Exhibit 10(az)
          to 1994 Form 10-KSB.)............................................ *

10(h) Acquisition Agreement for acquisition of Prima International subsidiary on October 1, 1993. (Incorporated by reference to
          Exhibit 2.1 to Amendment No. 1 to Form 8K/A dated October 14,
          1993.) .......................................................... *

10(i.1) Third Party Development Partner License Agreement, effective October 22, 1993, between the Company and Adobe Systems Incorporated. (Incorporated by reference to Exhibit 10(ai) to
          1994 Form 10-KSB.) .............................................. *
10(i.2) Reference Port Appendix No. 1, dated October 22, 1993, to the Postscript Support Source and Object Code Distribution License Agreement between Adobe Systems Incorporated and the Company. (Incorporated by reference to Exhibit 10(aj) to 1994 Form
          10-KSB.) ........................................................ *

10(j) PCPI/APS License Agreement, dated March 28, 1994, between the Company and Integrated Device Technology, Inc. (Incorporated by
          reference to Exhibit 10(ak) to 1994 Form 10-KSB.)................ *

10(k) International Sales Representative Agreement, dated October 15, 1993, between the Company and Nippo Ltd. (Incorporated by reference to Exhibit 10(ao) to 1994 Form 10-KSB.) ............... *

10(l) Consulting Agreement dated September 17, 1993 between the Company and Marius A. Robinson. (Incorporated by reference to Exhibit
          10(aq) to 1994 Form 10-KSB.) .................................... *

10(m.1) Warrant Purchase Agreement, dated September 17, 1993, between the Company and Robinson International, Ltd. (Incorporated by
          reference to Exhibit 10(ar) to 1994 Form 10-KSB.) ............... *

10(m.2) Warrant Certificate for 250,000 Warrants to Purchase Shares of Common Stock of the Company at $1.50 per share, dated September
          17, 1993, between the Company and Robinson International, Ltd. (Incorporated by reference to Exhibit 10(as) to 1994 Form
          10-KSB.)......................................................... *

* Exhibit is incorporated by reference only and a copy is not included in this filing.

Number    Description of Exhibit                                           Page

10(m.3) Warrant Certificate for 250,000 Warrants to Purchase Shares of Common Stock of the Company at $1.00 per share, dated September
          17, 1993, between the Company and Robinson International, Ltd. (Incorporated by reference to Exhibit 10(at) to 1994 Form
          10-KSB.)......................................................... *

10(m.4) Security Agreement between the Company and Fundamental Investors, Ltd., dated September 17, 1993. (Incorporated by reference to
          Exhibit 10(au) to 1994 Form 10-KSB.)............................. *

10(m.5)   Term Loan Agreement, dated September 17, 1993, between the
          Company and Fundamental Investors, Ltd. (Incorporated by
          reference to Exhibit 10(av) to 1994 Form 10-KSB.)................ *

10(m.6)   Letter Agreement ("Amendment No. 1") to Term Loan Agreement
          between the Company and Fundamental Investors, Ltd., dated
          August 18, 1994. (Incorporated by reference to Exhibit 10(aw)
          to 1994 Form 10-KSB.)............................................ *

10(m.7)   Amendment No. 2 to Term Loan Agreement between the Company and Fundamental Investors, Ltd., dated October 19, 1994. (Incorporated by reference to Exhibit 10(ax) to 1994 Form
          10-KSB.) ........................................................ *

10(m.8)   Amendment No. 3 to Term Loan Agreement between the Company and Fundamental Investors, Ltd., dated April 7, 1995. ........... 46

10(m.9)   Promissory Note of PCPI for $700,000, dated September 17, 1993 to Fundamental Investors, Ltd. (Incorporated by reference to
          Exhibit 10(ay) to 1994 Form 10-KSB.)............................. *

10(n) Promissory Note of the Company for $180,075, dated December 16, 1993, by the Company payable to Xerox Corporation. (Incorporated by reference to Exhibit 10(aaa) to 1994 Form 10-KSB.) ........... *

10(o) PCPI/MEI License Agreement, dated September 30, 1994 between the Company and Matsushita Electric Industrial Co., Ltd.
          (Incorporated by reference to Exhibit 10(aac) to 1994 Form
          10-KSB.) ........................................................ *

10(p)     Form of standard Warrant Agreement of March 29, 1994 as
          described in Note 8 to the 1994 financial statements.
          (Incorporated by reference to Exhibit 10(aag) to 1994 Form
          10-KSB.) ........................................................ *

10(q) Form of standard Stock Option Agreement of October 14, 1993 as described in Note 9 to the 1994 financial statements.
          (Incorporated by reference to Exhibit 10(aah) to 1994 Form
          10-KSB.) ........................................................ *

10(r)     Compensation Agreement between the Company and Brian Bonar dated
          September 1 , 1994............................................... 48

10(s.1)   Term loan agreement with Copolymer, Ltd. dated October 7, 1994... 55

10(s.2)   Conversion agreement with regard to Term loan agreement with
          Copolymer, Ltd. dated January 24, 1995 .......................... 56

10(t)     Conversion agreement between Nippo, Ltd. and the Company
          regarding $400,000 Note dated January 24, 1995 .................. 57

* Exhibit is incorporated by reference only and a copy is not included in this filing.

Number    Description of Exhibit                                           Page

10(u)     Prima International Note and Security Agreement dated April 11,
          1995............................................................. 58

16        Price Waterhouse letter to SEC regarding August 25, 1995
          dismissal (Incorporated by reference to Form 8-K dated August
          29, 1995 ........................................................ *

21        List of Subsidiaries of the Company ............................. 71

23        Consent of Independent Accountants .............................. 72

* Exhibit is incorporated by reference only and a copy is not included in this filing.