Form 10-Q
period 1995-09-30
PERSONAL COMPUTER PRODUCTS INC
filed 1995-11-30
CIK 725394

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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
                                Yes  X   No
                                    ---     ---
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:  Common Stock, $0.005 par      Outstanding at November 15, 1995: 17,593,610 Shares
--------------------------------      ---------------------------------------------------

Transitional Small Business Disclosure Format (Check one):
                                Yes      No  X
                                    ---     ---

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES

                                     INDEX
------------------------------------------------------------------------------
                                                                      PAGE NO.
Part I.   Financial Information:

          Consolidated Condensed Balance Sheet, September 30, 1995       1

          Consolidated Condensed Statement of Operations
          Three Months ended September 30, 1995 and 1994                 2

          Consolidated Condensed Statement of Cash Flows
          Three Months ended September 30, 1995 and 1994                 3

          Notes to Consolidated Condensed Financial Statements           4

          Management's Discussion and Analysis or Plan of Operations     5

Part II.  Other Information                                              8
------------------------------------------------------------------------------

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (unaudited)
                               SEPTEMBER 30, 1995

---------------------------------------------------------------------------------------------------------
                                               ASSETS
---------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                       $     97,000
  Accounts receivable, net                                                                        712,000
  Inventories                                                                                     625,000
  Other current assets                                                                            294,000
                                                                                             ------------
Total current assets                                                                            1,728,000

Capitalized software, net                                                                       1,078,000
Prepaid licenses and royalties, net                                                               517,000
Property and equipment, net                                                                       165,000
                                                                                             ------------
                                                                                             $  3,488,000
                                                                                             ============
---------------------------------------------------------------------------------------------------------
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                           $  1,558,000
  Accrued expenses                                                                                362,000
  Deferred revenues                                                                               348,000
  Notes payable                                                                                   887,000
                                                                                             ------------
Total current liabilities                                                                       3,155,000
                                                                                             ------------
Shareholders' equity:
  5% convertible preferred stock
  $1,000 par value, 7,500 shares authorized, 2,318 issued and outstanding                       2,318,000

  5% series B convertible preferred stock
  $1,000 par value, 117 shares authorized, 116.2 issued and outstanding                         1,162,000

  Preferred stock
  $1,000 par value, 2,383 authorized, no shares issued and outstanding

  Common stock
  $.005 par value, 50,000,000 shares authorized, 17,449,298 shares issued and outstanding          87,000

  Paid-in capital                                                                              18,027,000
  Accumulated deficit                                                                         (21,261,000)
                                                                                             ------------
Total shareholders' equity                                                                        333,000
                                                                                             ------------
                                                                                             $  3,488,000
                                                                                             ============
---------------------------------------------------------------------------------------------------------

    See accompanying notes to consolidated condensed financial statements.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                      Three months ended September 30,
                                                               1995           1994
-------------------------------------------------------------------------------------
Revenues:
  Sales of products                                        $ 2,471,000    $ 3,452,000
  Engineering fees                                             220,000         99,000
  License fees and royalties                                                  118,000
                                                           -----------    -----------
                                                             2,691,000      3,669,000
                                                           -----------    -----------
Costs and expenses:
  Cost of products sold                                      2,275,000      3,145,000
  Selling, general and administrative                          737,000        957,000
  Amortization of capitalized software development costs       115,000        115,000
  Research and development                                     436,000        264,000
                                                           -----------    -----------
                                                             3,563,000      4,481,000
                                                           -----------    -----------

Loss from operations                                          (872,000)      (812,000)
                                                           -----------    -----------

Other income (expense):
  Interest, net                                                (22,000)       (38,000)
  Other                                                                        22,000
                                                           -----------    -----------
                                                               (22,000)       (16,000)
                                                           -----------    -----------

Net loss from continuing operations before provision for
 income taxes                                                 (894,000)      (828,000)

Provision for taxes                                              4,000          4,000
                                                           -----------    -----------

Net loss from continuing operations                           (898,000)      (832,000)

Discontinued operations:
  Loss from operations of discontinued subsidiary                             (26,000)
                                                           -----------    -----------
Net loss before extraordinary item                            (898,000)      (858,000)

Extraordinary gain on conversion of accounts payable
  into common stock                                              7,000
                                                           -----------    -----------
Net loss                                                   $  (891,000)   $  (858,000)
                                                           ===========    ===========
Primary loss per common share from continuing operations   $     (0.05)   $     (0.06)
                                                           ===========    ===========
Primary loss per common share before extraordinary item    $     (0.05)   $     (0.06)
                                                            ===========   ===========
Primary loss per common share                              $     (0.05)   $     (0.07)
                                                           ===========    ===========
Weighted average common shares outstanding                  17,440,000     13,452,000
-------------------------------------------------------------------------------------

    See accompanying notes to consolidated condensed financial statements.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                           Three months ended September 30,
                                                                  1995         1994
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(891,000)   $(858,000)
Adjustments to reconcile net loss to cash used by operating
activities:
 Depreciation and amortization of equipment                       21,000       41,000
 Amortization of capitalized software development costs          115,000      115,000
 Amortization of prepaid licenses and royalties                   28,000       89,000

 Extraordinary gain on conversion of accounts payable into
  common stock                                                    (7,000)
 Changes in assets and liabilities:
  Accounts receivable                                            538,000      (76,000)
  Inventories                                                   (104,000)      80,000
  Other current assets                                           (21,000)     (40,000)
  Accounts payable and accrued expenses                          (37,000)     418,000
  Deferred revenues                                              327,000       77,000
                                                               ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES                            (31,000)    (154,000)
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Prepaid licenses and royalties                                  (19,000)     (52,000)
 Capital expenditures                                            (26,000)      (6,000)
                                                               ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES                            (45,000)     (58,000)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from exercise of stock options                                    5,000
 Principal payments under capital lease obligations               (4,000)     (16,000)
 Proceeds from notes payable                                      25,000      400,000
 Repayment of notes payable                                     (139,000)    (190,000)
 Proceeds from line-of-credit                                    255,000
 Repayment of line-of-credit                                    (286,000)
                                                               ---------    ---------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                (149,000)     199,000
                                                               ---------    ---------
Net decrease in cash                                            (225,000)     (13,000)

Cash at the beginning of the period                              322,000      153,000
                                                               ---------    ---------
Cash at the end of the period                                  $  97,000    $ 140,000
                                                               =========    =========

NON-CASH FINANCING ACTIVITIES:
 Conversion of accrued interest to principal on notes payable  $  21,000
                                                               =========
 Fixed assets acquired under capital leases                    $  14,000
                                                               =========
 Conversion of accounts payable to common stock                $  10,000
                                                               =========
 Consulting fees paid with common stock                        $   5,000
                                                               =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                      $  15,000    $   9,000
                                                               =========    =========
 Cash paid during the period for income taxes                               $   4,000
                                                                            =========
------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND RESTATEMENT

The accompanying consolidated condensed financial statements of Personal Computer Products, Inc. and Subsidiaries (the "Company" or "PCPI") have not been audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements which are included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995 filed with the Securities and Exchange Commission. Interim operating results are not necessarily indicative of operating results for the full year.

NOTE 2- RECLASSIFICATIONS

Certain amounts in the Consolidated Condensed Statement of Operations for the three month period ended September 30, 1994 have been reclassified to conform to the current year presentation.

NOTE 3- INVENTORIES
Inventories at September 30, 1995 consisted of the following:

Materials and supplies      $268,000
Work in process                7,000
Finished goods               350,000
                            --------
                            $625,000
                            ========

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

The Company has been in a two-year transition, from older technology and products, to being a technology-based supplier of state-of-the-art printer controllers to OEM customers. The implementation of the strategy of the development of the new Adobe PostScript and HP-based (PCL) multi-function technology is coming to fruition. The Company has been successful in attracting several major customers, with substantial resources and marketing capabilities, that desire to utilize the technologies of the Company which we have developed over the past few years. Current contracts to adapt the Company's software products to controllers that will be integrated with the hardware products of various OEM customers, include Integrated Device Technology, Inc. (IDT), Matsushita Electric Company, Ltd. (Panasonic), Samsung Electronics Company, Minolta Company, Ltd. and NEC Electronics, Inc.

The Company recognized approximately $220,000 in non-recurring engineering fees to adapt the Company's software products to controllers of its OEM customers for the three month period ended September 30, 1995. PCPI's strategy has required the Company to alter its focus away from some of its traditional revenue sources and to make expenditures in support of these efforts. As a result, the Company's business continues to be in a significant transitional phase and there are important short-term operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.

The Company had a net loss from continuing operations of $898,000 for the first quarter of fiscal 1996 compared to $832,000 for the first quarter of fiscal 1995. Total revenues were $2,691,000 for the first quarter of fiscal 1996 versus $3,669,000 for the first quarter of fiscal 1995.

REVENUES

Sales of products from continuing operations, through the Company's Distribution Division, were $2,471,000 for the first quarter of fiscal 1996 versus $3,452,000 for the first quarter of fiscal 1995.

The Company's sales of products from continuing operations for the quarters ended September 30, 1995 and 1994 include Prima sales of $2,434,000 and $2,966,000, respectively. Prima's business consists of product distribution and integration, including sales of its PDQ line of memory devices featuring SyQuest removable cartridge technology. The reduction in sales is attributed to above historical declines in European sales during the first fiscal quarter and reduced product availability by SyQuest. In addition, a shortage of working capital during the quarter ended September 30, 1995, imposed limitations on Prima's operations.

The Company has been transitioning from older technology and products, to new technology-based printer controller products over the past two-years. During the quarters ended September 30, 1995 and 1994 sales of these older technology based products were $37,000 and $486,000. Product sales during the quarter ended September 30, 1994 include sales, to a single customer, of $231,000 of laser printer engines.

During fiscal 1996, the Company performed work on engineering projects that were funded by OEM customers under non-recurring engineering contracts (NRE). NRE revenue for the quarters ended September 30, 1995 and 1994 was $220,000 and $99,000, respectively, which was recognized during the course of development based on the percentage of completion method.

Licensing and royalties for the three month period ended September 30, 1994 were $118,000. During the quarter ended September 30, 1995 no such revenues were realized. In the past, licensing and royalty revenue have shown significant quarter-to-quarter fluctuations. Fiscal 1995 licensing and royalty revenues were derived from "older-technology" based products. PCPI has submitted several proposals to prospective customers in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase technology. While the Company has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will then be shipped by the customer in order to generate future royalty and license revenues.

COST OF PRODUCTS SOLD

Cost of products sold from continuing operations for the three months ended September 30, 1995 and 1994 was $2,275,000 and $3,145,000, respectively, representing a gross margin of 7.9% and 8.9%, respectively. The decreased margin is attributed to a change in the product mix between the periods and a continued decline of old-technology based products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses from continuing operations for the first quarter of fiscal 1996 were $737,000 versus $957,000 for the first quarter of fiscal 1995. The decrease is the result of reductions in force due to attrition in personnel and reductions in selling expenses due primarily to the Company's working capital shortage.

RESEARCH AND DEVELOPMENT

Research and development expenditures from continuing operations for the first quarter of fiscal 1996 were $436,000 versus $264,000 for the first quarter of fiscal 1995. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers. During the first quarters of fiscal 1996 and 1995, the Company did not capitalize any costs pursuant to Financial Accounting Standard No. 86 ("Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed") as the Company did not have any qualifying expenditures. The majority of the Company's current development projects have been funded by OEM customers under development contracts.

OTHER INCOME AND LOSS

Net interest expense from continuing operations was $22,000 for the first quarter of fiscal 1996 versus $38,000 for the first quarter of fiscal 1995. Interest expenses were due to outstanding debt balances.

DISCONTINUED OPERATIONS

Effective March 24, 1995, the Company disposed of its ImageSoft subsidiary. Operations of ImageSoft have not been material to the consolidated operations of the Company.

The Company's discontinued ImageSoft subsidiary (software distribution and publishing) had fiscal 1995 first quarter sales of approximately $33,000 and total operating expenses (cost of products sold and selling, general and administrative expenses) of $59,000.

LIQUIDITY AND CAPITAL RESOURCES


During the quarter ended September 30, 1995, PCPI's liquidity declined. Despite the conversions of approximately $2.8 million of outstanding debt into equity during fiscal 1995 and 1994, at September 30, 1995 the Company had a negative balance of working capital of $1,425,000 compared to a negative working capital of $649,000 as of June 30, 1995. During fiscal 1995 and through September 30, 1995, the Company has experienced operating difficulties due to its lack of working capital. The shift in focus toward Adobe co-development projects presents continuing liquidity problems because, in the short-term, these activities are net users of working capital. The Company believes its current working capital and anticipated operating cash flows may not be sufficient to meet its financial resource requirements. Adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. Shareholders should note the Company's weak cash position and negative working capital, and the possibility of continuing operating losses.

Shareholders also should note that the Company's auditors' report on the Company's fiscal 1995 financial statements expressed uncertainty regarding the Company's ability to continue as a going concern. The Company is currently seeking additional financing in order to meet its short-term and long-term liquidity requirements. However, there can be no assurance that such financing will be available.

As of September 30, 1995, Prima's unused special purpose line of credit was $245,000.

PCPI has no material commitments for capital expenditures.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------
No reportable matter.

ITEM 2.  CHANGES IN SECURITIES
------------------------------
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
The Company's 5% convertible preferred stock, which ranks prior to the Company's 5% Series B Preferred Stock and common stock, carries a cumulative dividend, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at September 30, 1995 was approximately $1,673,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None.

ITEM 5.  OTHER INFORMATION
--------------------------
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)  Exhibits:
     None.

(b)  Reports on Form 8-K:

     On August 21, 1995, the Company filed a Form 8-K containing a press release with regard to a temporary exception from the Minimum Bid Price Requirement under the Nasdaq Small Cap Market rules. Included in this filing was a pro-forma balance sheet as of June 30, 1995 to demonstrate that the Company was in compliance with the Nasdaq Small Cap Market net equity listing requirements.

     On August 29, 1995, the Company filed a Form 8-K dismissing Price Waterhouse, LLP as its independent accountant. As disclosed therein, In connection with its audits for the two most recent fiscal years and through August 25, 1995, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years. In addition, the filing disclosed that the Company had engaged Boros & Farrington, CPAs, APC as its new independent accountants as of August 25, 1995.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERSONAL COMPUTER PRODUCTS, INC.



                                        BY: /s/ EDWARD W. SAVARESE
                                            ----------------------------------
DATE:  November 29, 1995                Edward W. Savarese
                                        Chairman of the Board, President and
                                        Chief Executive Officer

                                        BY: /s/ RALPH R. BARRY
                                            ----------------------------------
DATE:  November 29, 1995                Ralph R. Barry
                                        Chief Financial Officer