Form 10QSB
period 1995-12-31
PERSONAL COMPUTER PRODUCTS INC
filed 1996-02-13
CIK 725394

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       or

          [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file No. 0-12641

                  [LOGO OF PERSONAL COMPUTER PRODUCTS, INC.]

                        PERSONAL COMPUTER PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)


          DELAWARE                                   33-0021693
(State or other jurisdiction of                 (IRS Employer ID No.)
 incorporation or organization)

                         11031 VIA FRONTERA, SUITE 100
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
                                Yes  X     No
                                    ----      ----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:  Common Stock, $0.005 par  Outstanding at February 9, 1996: 18,093,610 Shares
--------------------------------  --------------------------------------------------

Transitional Small Business Disclosure Format (Check one):
                                  Yes      No  X
                                      ----   ----

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES

                                    INDEX

                                                            PAGE NO.
Part I.   Financial Information:

          Consolidated Condensed Balance Sheet,
           December 31, 1995                                     1

          Consolidated Condensed Statement of Operations
           Three Months ended December 31, 1995 and 1994         2

          Consolidated Condensed Statement of Operations
           Six Months ended December 31, 1995 and 1994           3

          Consolidated Condensed Statement of Cash Flows
           Six Months ended December 31, 1995 and 1994           4

          Notes to Consolidated Condensed Financial Statements   5

          Management's Discussion and Analysis or Plan of
           Operations                                            6

Part II.  Other Information                                     10

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (unaudited)
                               DECEMBER 31, 1995

                         ASSETS

Current assets:
  Cash                                       $  139,000
  Accounts receivable, net                      658,000
  Inventories                                   572,000
  Other current assets                          379,000
                                             ----------
Total current assets                          1,748,000

Capitalized software, net                       964,000
Prepaid licenses and royalties, net             494,000
Property and equipment, net                     162,000
                                             ----------
                                             $3,368,000
                                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $  1,680,000
  Accrued expenses                              518,000
  Deferred revenues                             714,000
  Notes payable                                 838,000
                                             ----------
Total current liabilities                     3,750,000

Shareholders' equity:
  5% convertible preferred stock
  $1,000 par value, 7,500 shares
  authorized, 2,318 issued and
  outstanding                                 2,318,000
  5% series B convertible preferred
  stock
  $1,000 par value, 117 shares
  authorized, 116.2 issued and
  outstanding                                 1,162,000
  Preferred stock
  $1,000 par value, 2,383 authorized,
  no shares issued and outstanding
  Common stock

  $.005 par value, 50,000,000 shares
  authorized, 18,093,610 shares
  issued and outstanding                         91,000
  Paid-in capital                            18,157,000
  Accumulated deficit                       (22,110,000)
                                            -----------
Total shareholders' equity                     (382,000)
                                            -----------

                                            $ 3,368,000
                                            ===========

     See accompanying notes to consolidated condensed financial statements.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)


                                       Three months ended December 31,
                                               1995           1994
                                       -------------------------------
Revenues:
    Sales of products                      $ 2,245,000    $ 3,166,000
    Engineering fees                           293,000        211,000
    License fees and royalties                   1,000         64,000
                                           -----------    -----------
                                             2,539,000      3,441,000
                                           -----------    -----------

Costs and expenses:
    Cost of products sold                    2,021,000      2,904,000
    Selling, general and administrative        829,000        720,000
    Amortization of capitalized
     software development costs                115,000        115,000
    Research and development                   501,000        275,000
                                           -----------    -----------
                                             3,466,000      4,014,000
                                           -----------    -----------

Loss from operations                          (927,000)      (573,000)
                                           -----------    -----------

Other income (expense):
    Interest, net                              (31,000)       (28,000)
    Other                                                       1,000
                                           -----------    -----------
                                               (31,000)       (27,000)
                                           -----------    -----------

Net loss from continuing operations
 before provision for income taxes            (958,000)      (600,000)


Provision for taxes
                                           -----------    -----------

Net loss from continuing operations           (958,000)      (600,000)

Discontinued operations:
 Loss from operations of discontinued
  subsidiary                                                  (20,000)
                                           -----------    -----------

Net loss before extraordinary item            (958,000)      (620,000)

  Extraordinary gain on conversion
   of accounts payable into common stock       109,000

                                           -----------    -----------
Net loss                                   $  (849,000)   $  (620,000)
                                           ===========    ===========

Primary loss per common share from              $(0.06)        $(0.05)
 continuing operations                     ===========    ===========

Primary loss per common share before            $(0.06)        $(0.05)
 extraordinary item                        ===========    ===========

Primary loss per common share                   $(0.05)        $(0.05)
                                           ===========    ===========

Weighted average common shares
 outstanding                                17,939,000     13,464,000

     See accompanying notes to consolidated condensed financial statements.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)


                                            Six Months ended December 31,
                                               1995             1994
                                            -----------------------------
Revenues:
    Sales of products                       $ 4,716,000      $ 6,618,000
    Engineering fees                            513,000          310,000
    License fees and royalties                    1,000          182,000
                                            -----------      -----------
                                              5,230,000        7,110,000
                                            -----------      -----------

Costs and expenses:
    Cost of products sold                     4,296,000        6,049,000
    Selling, general and administrative       1,566,000        1,677,000
    Amortization of capitalized software
     development costs                          230,000          230,000
    Research and development                    937,000          539,000
                                            -----------      -----------
                                              7,029,000        8,495,000
                                            -----------      -----------

Loss from operations                         (1,799,000)      (1,385,000)
                                            -----------      -----------

Other income (expense):
    Interest, net                               (53,000)         (66,000)
    Other                                                         23,000
                                            -----------      -----------

                                                (53,000)         (43,000)
                                            -----------      -----------

Net loss from continuing operations
 before provision for income taxes           (1,852,000)      (1,428,000)
Provision for taxes                               4,000            4,000
                                            -----------      -----------

Net loss from continuing operations          (1,856,000)      (1,432,000)

Discontinued operations:
    Loss from operations of
     discontinued subsidiary                                     (46,000)
                                            -----------       ----------
Net loss before extraordinary item           (1,856,000)      (1,478,000)

    Extraordinary gain on conversion
     of accounts payable into common
     stock                                      116,000
                                            -----------      -----------
Net loss                                    $(1,740,000)     $(1,478,000)
                                            ===========      ===========

Primary loss per common share from              $(0.11)           $(0.11)
 continuing operations                      ===========      ===========

Primary loss per common share before            $(0.11)           $(0.11)
 extraordinary item                         ===========      ===========

Primary loss per common share                   $(0.10)           $(0.11)
                                            ===========      ===========

Weighted average common shares               17,690,000       13,458,000
 outstanding


     See accompanying notes to consolidated condensed financial statements.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                          Six months ended December 31,
                                               1995           1994
                                          -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $(1,740,000)   $(1,478,000)
Adjustments to reconcile net loss to
 cash used by operating activities:
 Depreciation and amortization of               65,000         70,000
  equipment
 Amortization of capitalized software          230,000        230,000
  development costs
 Amortization of prepaid licenses and           56,000        155,000
  royalties
 Extraordinary gain on conversion of
  accounts payable into common stock          (116,000)

 Changes in assets and liabilities:
  Accounts receivable                          592,000        127,000
  Inventories                                  (51,000)       394,000
  Other current assets                        (106,000)       (67,000)
  Accounts payable and accrued expenses        252,000        222,000
  Deferred revenues                            693,000         94,000
                                           -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES         (125,000)      (253,000)
                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Prepaid licenses and royalties                (24,000)       (94,000)
 Capital expenditures                          (67,000)       (39,000)
                                           -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES          (91,000)      (133,000)
                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from exercise of stock                            5,000
  options
 Principal payments under capital lease         (5,000)       (24,000)
  obligations
 Proceeds from notes payable                   135,000        686,000
 Repayment of notes payable                   (174,000)      (291,000)
 Proceeds from sale of common stock            100,000
 Proceeds from sale of common stock              8,000
  warrants
 Proceeds from line-of-credit                  255,000
 Repayment of line-of-credit                  (286,000)
                                           -----------    -----------
NET CASH PROVIDED BY FINANCING                  33,000        376,000
 ACTIVITIES                                -----------    -----------

Net decrease in cash                          (183,000)       (10,000)

Cash at the beginning of the period            322,000        153,000
                                           -----------    -----------
Cash at the end of the period              $   139,000    $   143,000
                                           ===========    ===========

NON-CASH FINANCING ACTIVITIES:
 Conversion of accrued interest to         $    21,000    $    33,000
  principal on notes payable               ===========    ===========
 Conversion of accrued interest into       $    12,000
  common stock                             ===========
 Conversion of notes payable into          $   123,000
  common stock                             ===========
 Conversion of accounts payable into       $    10,000
  common stock                             ===========
 Fixed assets acquired under capital       $    14,000
  leases                                   ===========
 Consulting fees paid with common stock    $     5,000
                                           ===========
 Conversion of preferred stock into                       $    93,000
  common stock                                            ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for           $    10,000    $    11,000
  interest                                 ===========    ===========
 Cash paid during the period for income                   $     4,000
  taxes                                                   ===========

     See accompanying notes to consolidated condensed financial statements

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND RESTATEMENT

The accompanying consolidated condensed financial statements of Personal Computer Products, Inc. and Subsidiaries (the "Company" or "PCPI") have not been audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements which are included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995 and the Company's Form 10-QSB for the quarter ended September 30, 1995 filed with the Securities and Exchange Commission. Interim operating results are not necessarily indicative of operating results for the full year.

NOTE 2- RECLASSIFICATIONS

Certain amounts in the Consolidated Condensed Statement of Operations for the three and six month periods ended December 31, 1994 have been reclassified to conform to the current year presentation.

NOTE 3- INVENTORIES

Inventories at December 31, 1995 consisted of the following:

Materials and supplies      $216,000
Work in process                2,000
Finished goods               354,000
                            --------

                            $572,000
                            ========

NOTE 3- EVENT SUBSEQUENT TO DECEMBER 31, 1995

On December 21, 1995, The Board elected Dr. Harry J. Saal as Chairman of the Board. Subsequent to his election, the Board authorized the purchase for $500,000 of a five year warrant to purchase 10,000,000 unregistered shares of its common stock, par value $0.005, at the rate of $1.00 per share. As a result of this transaction, the Company's Paid in Capital was increased by $500,000.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

The Company has been in a two-year transition, from older technology and products, to being a technology-based supplier of state-of-the-art printer controllers to OEM customers. The implementation of the strategy of the development of the new Adobe PostScript and HP-based (PCL) multi-function technology is beginning to show promising results. The Company has been successful in attracting several major customers, with substantial resources and marketing capabilities, that desire to utilize the technologies of the Company which it has developed over the past few years. Current contracts to adapt the Company's software products to controllers that will be integrated with the hardware products of various OEM customers, include Integrated Device Technology, Inc. (IDT), Matsushita Electric Company, Ltd. (Panasonic), Samsung Electronics Company, Minolta Company, Ltd. and NEC Electronics, Inc.

The Company recognized non-recurring engineering fees ("NRE") to adapt the Company's software products to controllers of its OEM customers of approximately $293,000 and $513,000 for the three and six month periods ended December 31, 1995, respectively. For the three and six month periods ended December 31, 1994, the Company recognized NRE fees of approximately $211,000 and $310,000, respectively. PCPI's strategy has required the Company to alter its focus away from some of its traditional revenue sources and to make expenditures in support of these efforts. As a result, the Company's business continues to be in a significant transitional phase and there are important short-term operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.

The Company had a net loss from continuing operations of $958,000 for the second quarter of fiscal 1996 compared to $600,000 for the second quarter of fiscal 1995. Total revenues were $2,539,000 for the second quarter of fiscal 1996 versus $3,441,000 for the second quarter of fiscal 1995.

The Company had a net loss from continuing operations of $1,856,000 for the six months ended December 31, 1995 compared to $1,432,000 for the six months ended December 31, 1994. Total revenues were $5,230,000 for the six months ended December 31, 1995 compared to $7,110,000 for the six months ended December 31, 1994

REVENUES

Sales of products from continuing operations were $2,245,000 for the second quarter of fiscal 1996 versus $3,166,000 for the second quarter of fiscal 1995. For the six months ended December 31, 1995 and 1994 sales of products from continuing operations were $4,716,000 and $6,618,000, respectively.

The Company's sales of products from continuing operations for the quarters ended December 31, 1995 and 1994 include Prima sales of $2,245,000 and $3,155,000, respectively. For the six months ended December 31, 1995 and 1994 Prima's product sales were $4,679,000 and $6,121,000, respectively. Prima's business consists of product distribution and integration, including sales of its PDQ(TM) line of memory devices featuring SyQuest(TM) removable cartridge technology. The reduction in sales is attributed to reduced product availability by SyQuest, a product transition by Prima that places less reliance on SyQuest's products and technologies and a shortage of working capital during the six months ended December 31, 1995, all of which imposed limitations on Prima's operations.

The Company has been transitioning from older technology and products, to new technology-based printer controller products over the past two-years. Non-Prima sales of printer products and accessories during the six months ended December 31, 1995 and 1994, which represents sales of these older technology based products, were $37,000 and $560,000. Product sales during the six months ended December 31, 1994 include sales, to a single customer, of $231,000 of laser printer engines.

During fiscal 1996, the Company performed work on engineering projects that were funded by OEM customers under non-recurring engineering contracts (NRE). NRE revenue for the quarters ended December 31, 1995 and 1994 was $293,000 and $211,000, respectively, which was recognized during the course of development based on the percentage of completion method. During the six month periods ended December 31, 1995, NRE revenues were approximately $513,000 and $310,000, respectively. As of December 31, 1995, the Company has received payments in the gross aggregate amount of $714,000 which is comprised of $184,000 under NRE contracts and $530,000 as prepayment for product sales from PCPI's exclusive sales representative in Japan, Nippo, Ltd. which have not been recognized as revenue.

Licensing and royalties for the three month period ended December 31, 1994 were $64,000 compared to $1,000 for the quarter ended December 31, 1995. During the six month periods ended December 31, 1995 and 1994, such revenues were $1,000 and $182,000, respectively. In the past, licensing and royalty revenue have shown significant quarter-to-quarter fluctuations. The licensing and royalty revenues recognized during fiscal 1995 and the first six months of fiscal 1996 were derived from "older-technology" based products. PCPI has submitted several proposals to prospective customers in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase technology. While the Company has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer which may result in the generation of future royalty and license revenues.

COST OF PRODUCTS SOLD

Cost of products sold from continuing operations for the three months ended December 31, 1995 and 1994 was $2,021,000 and $2,904,000, respectively, representing a gross margin of 10.0% and 8.3%. Cost of products sold from continuing operations for the six months ended December 31, 1995 and 1994 was $4,296,000 and $6,049,000 representing a gross margin of 8.9% and 8.6%. The change in the gross margin is attributed to a change in the product mix between the periods. Over the past year, there has been a continued decline in the margins of old-technology based products and in Prima's SyQuest product lines. During the past six months, sales of higher margin PCMCIA based products through Prima have been increasing as a percentage of Prima's sales which has improved the margins during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses from continuing operations for the second quarter of fiscal 1996 were $829,000 versus $720,000 for the second quarter of fiscal 1995. The increase is primarily the result of increased sales commissions to Nippo, Ltd. on NRE contracts due to an increase in the amount and timing of NRE payments received against active contracts and an increase in selling expenses in an attempt to stimulate technology and product sales. In addition, the Company has reduced its administrative costs as the result of reductions in force due to attrition in personnel and its reductions in operating expenses related to the strategic direction of the Company.

Selling, general and administrative expenses from continuing operations for the first six months of fiscal 1996 were $1,566,000 versus $1,677,000 for the first six months of fiscal 1995. The general decrease is attributed to lower sales commissions and reduced administrative costs during the first of quarter fiscal 1996 compared to the first quarter of fiscal 1995. These reductions were partially offset by the increase in selling expenses during the second quarter of fiscal 1996 noted above.

RESEARCH AND DEVELOPMENT

Research and development expenditures from continuing operations for the second quarter of fiscal 1996 were $501,000 versus $275,000 for the second quarter of fiscal 1995. Such expenses for the six month periods ended December 31, 1995 and 1994 were approximately $937,000 and $539,000, respectively. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers.

During the first two quarters of fiscal 1996 and 1995, the Company did not capitalize any costs pursuant to Financial Accounting Standard No. 86 ("Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"). The majority of the Company's current development projects have been funded by OEM customers under development contracts.

OTHER INCOME AND LOSS

Net interest expense from continuing operations was $31,000 for the quarter ended December 31, 1995 versus $28,000 for the quarter ended December 31, 1994. Net interest expense from continuing operations was $53,000 for the six months ended December 31, 1995 versus $66,000 for the six months ended December 31, 1994. Interest expenses were due to outstanding debt balances.

The Company also recognized an extraordinary gain of $109,000 and $116,000 during the three and six month periods ended December 31, 1995, respectively, on the conversion of notes and accounts payable into common stock. The extraordinary gain represents the difference in the aggregate conversion price of the shares issued and their market value at the date of conversion.

DISCONTINUED OPERATIONS

Effective March 24, 1995, the Company disposed of its ImageSoft subsidiary. Operations of ImageSoft have not been material to the consolidated operations of the Company.

The Company's discontinued ImageSoft subsidiary (software distribution and publishing) had sales of approximately $30,000 and total operating expenses (cost of products sold and selling, general and administrative expenses) of $50,000 for the quarter ended December 31,1994. For the six months ended December 31, 1994, ImageSoft had sales of approximately $63,000 and operating expenses of approximately $109,000.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1995, PCPI's liquidity declined. Despite the conversions of approximately $3 million of outstanding debt into equity during fiscal 1995 and 1994, at December 31, 1995 the Company had a negative balance of working capital of $2,002,000 compared to a negative working capital of $649,000 as of June 30, 1995. During fiscal 1995 and through December 31, 1995, the Company has experienced operating difficulties due to its lack of working capital. The shift in focus toward Adobe co-development projects presents continuing liquidity problems because, in the short-term, these activities are net users of working capital. The Company believes its current working capital and anticipated operating cash flows may not be sufficient to meet its financial resource requirements. Adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. Shareholders should note the Company's weak cash position and negative working capital, and the possibility of continuing operating losses. In addition, as noted above, while the Company has entered into several contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer that will generate future royalty and license revenues.

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

As of December 31, 1995, the unused portion of Prima's restricted line of credit was $245,000.

PCPI has no material commitments for capital expenditures.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

No reportable matter.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

The Company's 5% convertible preferred stock, which ranks prior to the Company's 5% Series B Preferred Stock and common stock, carries a cumulative dividend, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at December 31, 1995 was approximately $1,731,000.


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


                                PERSONAL COMPUTER PRODUCTS, INC.



                                BY: HARRY J. SAAL
                                -----------------------------------------------

DATE:  February 13, 1996        Harry J. Saal
                                Chairman of the Board


                                BY: EDWARD W. SAVARESE
                                -----------------------------------------------


DATE:  February 13, 1996        Edward W. Savarese
                                Vice Chairman of the Board, President and Chief
                                Executive Officer


                                BY: RALPH R. BARRY
                                -----------------------------------------------


DATE: February 13, 1996         Ralph R. Barry
                                Chief Financial Officer