Form 10QSB
period 1996-03-31
PERSONAL COMPUTER PRODUCTS INC
filed 1996-05-03
CIK 725394

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                               Yes [X]   No [_]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class  Common Stock, $0.005 par     Outstanding at April 30, 1996: 27,575,422 Shares
- -------------------------------     ------------------------------------------------

Transitional Small Business Disclosure Format (Check one):

                               Yes [_]  No [X]

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES

================================================================================
                                     INDEX
- --------------------------------------------------------------------------------
                                                                     PAGE
                                                                      NO.
Part I.  Financial Information:

         Consolidated Condensed Balance Sheet, March 31, 1996         1

         Consolidated Condensed Statement of Operations
             Three Months ended March 31, 1996 and 1995               2

         Consolidated Condensed Statement of Operations
             Nine Months ended March 31, 1996 and 1995                3

         Consolidated Condensed Statement of Cash Flows
             Nine Months ended March 31, 1996 and 1995                4

         Notes to Consolidated Condensed Financial Statements         5

         Management's Discussion and Analysis or Plan of Operations   6

Part II. Other Information                                           10
================================================================================

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (unaudited)
                                 MARCH 31, 1996

- ------------------------------------------------------------------------------------------------
                                    ASSETS
- ------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                          $ 1,913,000
  Accounts receivable, net                                                        1,069,000
  Inventories                                                                       331,000
  Other current assets                                                               19,000
                                                                                -----------
Total current assets                                                            $ 3,332,000

Capitalized software, net                                                            26,000
Prepaid licenses, net                                                                49,000
Property and equipment, net                                                         248,000
                                                                                -----------
                                                                                $ 3,655,000
                                                                                ===========

- ------------------------------------------------------------------------------------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                                              $ 1,555,000
  Accrued expenses                                                                  438,000
  Deferred revenues                                                                 653,000
  Notes payable                                                                     755,000
                                                                                -----------
Total current liabilities                                                         3,401,000
                                                                                -----------
Shareholders' equity:
  5% convertible preferred stock
  $1,000 par value, 7,500 shares authorized, 2,318 issued and outstanding         2,318,000

  5% series B convertible preferred stock
  $1,000 par value, 117 shares authorized, 116.2 issued and outstanding           1,162,000

  Preferred stock
  $1,000 par value, 2,383 authorized, no shares issued and outstanding
  Common stock
  $.005 par value, 50,000,000 shares authorized, 25,542,087 shares                  128,000
  issued and outstanding
  Paid-in capital                                                                20,773,000
  Accumulated deficit                                                           (24,127,000)
                                                                                -----------
Total shareholders' equity                                                          254,000
                                                                                -----------
                                                                                $ 3,655,000
                                                                                ===========
================================================================================================

     See accompanying notes to consolidated condensed financial statements.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)

========================================================================================
                                                               Three months ended March
                                                                   1996         1995
- ----------------------------------------------------------------------------------------
Revenues:

  Sales of products                                           $ 1,720,000    $ 3,137,000
  Engineering fees                                                931,000        406,000
  License fees and royalties                                      163,000          5,000
                                                              -----------    -----------
                                                                2,814,000      3,548,000
                                                              -----------    -----------

Costs and expenses:
  Cost of products sold                                         1,404,000      2,804,000
  Selling, general and administrative                             815,000        753,000
  Amortization of capitalized software development costs                         144,000
  Research and development                                        531,000        327,000
  Non-cash restructuring charge                                 2,058,000
                                                              -----------     ----------
                                                                4,808,000      4,028,000
                                                              -----------    -----------
Loss from operations                                           (1,994,000)      (480,000)
                                                              -----------    -----------
Other income (expense):
    Interest, net                                                 (23,000)       (30,000)
    Settlement of license agreements                                             234,000
    Loss on conversion of convertible debt                                      (204,000)
    Other                                                                         (1,000)
                                                              -----------    -----------
                                                                  (23,000)        (1,000)
                                                              -----------    -----------
Net loss from continuing operations before provision for
    income taxes                                               (2,017,000)      (481,000)
Provision for taxes
                                                              -----------    -----------
Net loss from continuing operations                            (2,017,000)      (481,000)

Discontinued operations:
    Loss from operations of discontinued subsidiary                              (25,000)
    Gain on disposal of subsidiary                                               227,000
                                                              -----------    -----------
Net loss before extraordinary item                             (2,017,000)      (279,000)

Extraordinary gain on conversion of notes payable into
    common stock                                                                 209,000
                                                              -----------    -----------
Net loss                                                      $(2,017,000)   $   (70,000)
                                                              ===========    ===========
Primary loss per common share from continuing operations           $(0.11)        $(0.03)
                                                              ===========    ===========
Primary loss per common share before extraordinary item            $(0.11)        $(0.02)
                                                              ===========    ===========
Primary loss per common share                                      $(0.11)        $(0.00)
                                                              ===========    ===========
Weighted average common shares outstanding                     19,017,000     15,612,000
========================================================================================

     See accompanying notes to consolidated condensed financial statements.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)

==============================================================================================
                                                                 Nine Months ended March 31,
                                                                   1996             1995
- ----------------------------------------------------------------------------------------------
Revenues:
   Sales of products                                              $ 6,436,000      $ 9,755,000
   Engineering fees                                                 1,444,000          716,000
   License fees and royalties                                         164,000          187,000
                                                                  -----------      -----------
                                                                    8,044,000       10,658,000
                                                                  -----------      -----------
Costs and expenses:
    Cost of products sold                                           5,700,000        8,853,000
    Selling, general and administrative                             2,381,000        2,430,000
    Amortization of capitalized software development costs            230,000          374,000
    Research and development                                        1,468,000          866,000
    Non-cash restructuring charge                                   2,058,000
                                                                  -----------      -----------
                                                                   11,837,000       12,523,000
                                                                  -----------      -----------
Loss from operations                                               (3,793,000)      (1,865,000)
                                                                  -----------      -----------
Other income (expense):
    Interest, net                                                     (76,000)         (96,000)
    Settlement of license agreements                                                   234,000
    Loss on conversion of convertible debt                                            (204,000)
    Other                                                                               22,000
                                                                  -----------      -----------
                                                                      (76,000)         (44,000)
                                                                  -----------      -----------
Net loss from continuing operations before provision for
    income taxes                                                   (3,869,000)      (1,909,000)
Provision for taxes                                                     4,000            4,000
                                                                  -----------      -----------
Net loss from continuing operations                                (3,873,000)      (1,913,000)

Discontinued operations:
    Loss from operations of discontinued subsidiary                                    (71,000)
    Gain on disposal of subsidiary                                                     227,000
                                                                  -----------      -----------
Net loss before extraordinary item                                 (3,873,000)      (1,757,000)

Extraordinary gain on conversion of accounts payable
    into common stock                                                 116,000
Extraordinary gain on conversion of notes payable into
    common stock                                                                       209,000
                                                                  -----------      -----------
Net loss                                                          $(3,757,000)     $(1,548,000)
                                                                  ===========      ===========
Primary loss per common share from continuing operations               $(0.22)          $(0.14)
                                                                  ===========      ===========
Primary loss per common share before extraordinary item                $(0.22)          $(0.13)
                                                                  ===========      ===========
Primary loss per common share                                         $(0.21)           $(0.11)
                                                                  ===========      ===========
Weighted average common shares outstanding                         18,129,000       14,166,000
==============================================================================================

     See accompanying notes to consolidated condensed financial statements.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (unaudited)

=======================================================================================================
                                                                          Nine months ended March 31,
                                                                               1996           1995
- -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $(3,757,000)   $(1,548,000)
Adjustments to reconcile net loss to cash used by operating activities:
   Depreciation and amortization of equipment                                  88,000         96,000
   Amortization of capitalized software development costs                     230,000        374,000
   Amortization of prepaid licenses and royalties                              56,000        183,000
   Non-cash restructuring charge                                            2,058,000
   Extraordinary gain on conversion of accounts payable into common stock    (116,000)
   Extraordinary gain on conversion of notes into common stock                              (209,000)
   Gain on disposal of subsidiary                                                           (227,000)
   Loss on conversion of convertible debt                                                    204,000
   Changes in assets and liabilities:
     Accounts receivable                                                      181,000         29,000
     Inventories                                                              (14,000)       492,000
     Other current assets                                                    (122,000)         8,000
     Accounts payable and accrued expenses                                    310,000        189,000
     Deferred revenues                                                        632,000        (43,000)
                                                                          -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                                        (454,000)      (452,000)
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Prepaid licenses and royalties                                            (162,000)      (101,000)
   Capital expenditures                                                      (162,000)       (63,000)
                                                                          -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                                        (324,000)      (164,000)
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                                   2,033,000
   Proceeds from sale of common stock warrants                                508,000
   Proceeds from notes payable                                                135,000        736,000
   Repayment of notes payable                                                (177,000)      (337,000)
   Proceeds from line-of-credit                                               255,000
   Repayment of line-of-credit                                               (374,000)
   Principal payments under capital lease obligations                         (11,000)       (33,000)
   Net proceeds from exercise of stock options                                               116,000
   Proceeds from shareholder loans                                                           109,000
                                                                          -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,369,000        591,000
                                                                          -----------    -----------
Net decrease in cash                                                        1,591,000        (25,000)
Cash at the beginning of the period                                           322,000        153,000
                                                                          -----------    -----------
Cash at the end of the period                                             $ 1,913,000    $   128,000
                                                                          ===========    ===========
NON-CASH FINANCING ACTIVITIES:
  Conversion of accrued interest to principal on notes payable            $    21,000    $    33,000
                                                                          ===========    ===========
  Conversion of accrued interest into common stock                        $    12,000    $    38,000
                                                                          ===========    ===========
  Conversion of notes payable into common stock                           $   123,000    $ 1,186,000
                                                                          ===========    ===========
  Conversion of accounts payable into preferred stock                                    $ 1,162,000
                                                                                         ===========
  Common stock exercised with accrued expenses                                           $   149,000
                                                                                         ===========
  Conversion of accounts payable and accrued expenses into common stock   $   272,000
                                                                          ===========
  Fixed assets acquired under capital leases                              $    28,000    $     7,000
                                                                          ===========    ===========
  Consulting fees paid with common stock                                  $     5,000
                                                                          ===========
  Conversion of preferred stock into common stock                                        $    93,000
                                                                                         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                $    33,000    $    21,000
                                                                          ===========    ===========
  Cash paid during the period for income taxes                            $     4,000    $     4,000
                                                                          ===========    ===========
=======================================================================================================

     See accompanying notes to consolidated condensed financial statements

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements of Personal Computer Products, Inc. and Subsidiaries (the "Company" or "PCPI") have not been audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements which are included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995 and the Company's Form 10-QSB for the quarters ended September 30, 1995 and December 31,1995 filed with the Securities and Exchange Commission. Interim operating results are not necessarily indicative of operating results for the full year.

NOTE 2- RECLASSIFICATIONS

Certain amounts in the Consolidated Condensed Statement of Operations for the three and nine month periods ended March 31, 1995 have been reclassified to conform to the current year presentation.

NOTE 3- INVENTORIES
Inventories at March 31, 1996 consisted primarily of finished goods in the aggregate amount of $331,000.

NOTE 4- NON-CASH RESTRUCTURING CHARGE

During the quarter ended March 31, 1996, the Company reassessed its ability to market certain "older-technology" product lines. As a result, the Company took a one-time, non-cash write-down of $2,058,000 against capitalized software ($937,000), prepaid licenses and royalties ($583,000), inventories ($204,000) and certain pre-paid assets ($334,000) to reduce these assets to their net realizable value.

NOTE 5- COMMON STOCK

During the quarter ended March 31, 1996, the Company issued approximately 7,449,000 shares of its unregistered common stock in consideration for net cash proceeds of approximately $1,967,000 and the conversion of accrued expenses of approximately $261,000.

NOTE 6- EVENTS SUBSEQUENT TO MARCH 31, 1996

Subsequent to March 31, 1996, the Company issued approximately 2,034,000 shares of its unregistered common stock in consideration for net cash proceeds of approximately $542,000 and the conversion of the notes payable aggregating $75,000.

In April 1996, the Company paid in full the remaining $346,000 of its $700,000 note payable.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


RESULTS OF OPERATIONS

The Company has been in a transition period, from older technology and products, to becoming a leading technology-based supplier of state-of-the-art printer controllers to OEM customers. The implementation of the strategy of the development of the new Adobe PostScript and HP-based (PCL) multi-function technology is beginning to show promising results. During the quarter ended March 31, 1996, Matsushita Electric Company, Ltd. (Panasonic) accepted the multi-function printer that the Company had been designing over the past eighteen months.

The Company has been successful in attracting several major customers, with substantial resources and marketing capabilities, that desire to utilize the technologies of the Company which the Company has developed over the past few years. Current contracts to adapt the Company's software products to controllers that will be integrated with the hardware products of various OEM customers, include Integrated Device Technology, Inc. (IDT), Panasonic, Minolta Company, Ltd., and NEC Electronics, Inc.

The Company recognized non-recurring engineering fees ("NRE") to adapt the Company's software products to controllers of its OEM customers of approximately $931,000 for the three months ended March 31, 1996 compared to $406,000 for the three month period ended March 31, 1995, an increase of 129%. For the nine month periods ended March 31, 1996 and 1995, the Company recognized NRE fees of approximately $1,444,000 and $716,000, respectively, an increase of 102%. PCPI's strategy has required the Company to alter its focus away from some of its traditional revenue sources and to make expenditures in support of these efforts. As a result, the Company's business continues to be in a significant transitional phase and there are important short-term operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.

The Company had a net loss from continuing operations of $2,017,000 for the third quarter of fiscal 1996 (which included a one-time, non-cash restructuring charge of $2,058,000) compared to $481,000 for the third quarter of fiscal 1995. Total revenues were $2,814,000 for the third quarter of fiscal 1996 versus $3,548,000 for the third quarter of fiscal 1995.

The Company had a net loss from continuing operations of $3,873,000 for the nine months ended March 31, 1996 compared to $1,913,000 for the nine months ended March 31, 1995. Total revenues were $8,044,000 for the nine months ended March 31, 1996 compared to $10,658,000 for the nine months ended March 31, 1995.

REVENUES

Sales of products from continuing operations were $1,720,000 for the third quarter of fiscal 1996 versus $3,137,000 for the third quarter of fiscal 1995. For the nine months ended March 31, 1996 and 1995 sales of products from continuing operations were $6,436,000 and $9,755,000, respectively.

The Company's sales of products from continuing operations for the quarters ended March 31, 1996 and 1995 include Prima sales of $1,699,000 and $3,118,000, respectively. For the nine months ended March 31, 1996 and 1995 Prima's product sales were $6,378,000 and $9,239,000, respectively. Prima's business consists of product distribution and integration, including sales of its PDQ(TM) line of memory storage devices featuring SyQuest(TM) removable cartridge technology. The reduction in sales is attributed to reduced product availability by

SyQuest, a product transition by Prima that places less reliance on SyQuest's products and technologies and a shortage of working capital during the nine months ended March 31, 1996, all of which imposed limitations on Prima's operations. These reductions were partially offset by an increase in Prima's sales of PCMCIA-based memory products.

The Company has been transitioning from older technology and products, to new technology-based printer controller products over the past two years. It is anticipated that certain of these new technology-based products can be distributed to Prima's customer base. Non-Prima sales of printer products and accessories during the nine months ended March 31, 1996 and 1995, which represents sales of these older technology based products, were $58,000 and $516,000. Product sales during the nine months ended March 31, 1995 include sales, to a single customer, of $231,000 of laser printer engines.

During fiscal 1996, the Company performed work on engineering projects that were funded by OEM customers under non-recurring engineering contracts. NRE revenue for the quarters ended March 31, 1996 and 1995 was $931,000 and $406,000, respectively, which was recognized during the course of development based on the percentage of completion method. During the nine month periods ended March 31, 1996 and 1995, NRE revenues were approximately $1,444,000 and $716,000, respectively.

Licensing and royalties for the three month period ended March 31, 1996 were $163,000 compared to $5,000 for the quarter ended March 31, 1995. During the nine month periods ended March 31, 1996 and 1995, such revenues were $164,000 and $187,000, respectively. In the past, licensing and royalty revenue have shown significant quarter-to-quarter fluctuations. With the exception of $160,000 recognized during the quarter ended March 31, 1996, the licensing and royalty revenues recognized during fiscal 1995 and the first nine months of fiscal 1996 were derived from "older-technology" based products. PCPI has submitted several proposals to prospective customers in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase technology. While the Company has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer which may result in the generation of future royalty and license revenues or that these products, once generating royalties, will continue to do so.

COST OF PRODUCTS SOLD

Cost of products sold from continuing operations for the three months ended March 31, 1996 and 1995 was $1,404,000 and $2,804,000, respectively, representing a gross margin of 18.4% and 10.6%. Cost of products sold from continuing operations for the nine months ended March 31, 1996 and 1995 was $5,700,000 and $8,853,000 representing a gross margin of 11.4% and 9.2%. The change in the gross margin is attributed to a change in the product mix between the periods. Over the past year, there has been a continued decline in the margins and sales levels of old-technology based products and in Prima's SyQuest product lines. During the past nine months, sales of higher margin PCMCIA-based memory products through Prima have been increasing as a percentage of Prima's sales which has improved the margins during both the three and nine month periods ended March 31, 1996.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses from continuing operations for the third quarter of fiscal 1996 were $815,000 versus $753,000 for the third quarter of fiscal 1995. The increase is primarily the result of increased sales commissions to Nippo, Ltd. on NRE contracts due to an increase in the amount and timing of NRE payments received against active contracts and an increase in selling expenses in an attempt to stimulate technology and product sales. In addition, the Company has reduced its administrative costs as the result of reductions in force due to attrition in personnel and its reductions in operating expenses related to the strategic direction of the Company.

Selling, general and administrative expenses from continuing operations for the first nine months of fiscal 1996 were $2,381,000 versus $2,430,000 for the first nine months of fiscal 1995. The general decrease is attributed to lower sales commissions and reduced administrative costs during the first of quarter fiscal 1996 compared to the first quarter of fiscal 1995. These reductions were partially offset by the increase in selling expenses during the third quarter of fiscal 1996 noted above.

NON-CASH RESTRUCTURING CHARGE

During the quarter ended March 31, 1996, the Company reassessed its ability to market certain "older-technology" product lines. As a result, the Company took a one-time, non-cash write-down of $2,058,000 against capitalized software ($937,000), prepaid licenses and royalties ($583,000), inventories ($204,000) and certain pre-paid assets ($334,000) to reduce these assets to their net realizable value.

RESEARCH AND DEVELOPMENT

Research and development expenditures from continuing operations for the third quarter of fiscal 1996 were $531,000 versus $327,000 for the third quarter of fiscal 1995, an increase of 62.4%. Such expenses for the nine month periods ended March 31, 1996 and 1995 were approximately $1,468,000 and $866,000, respectively, an increase of 69.5%. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers.

OTHER INCOME AND LOSS

Net interest expense from continuing operations was $23,000 for the quarter ended March 31, 1996 versus $30,000 for the quarter ended March 31, 1995. Net interest expense from continuing operations was $76,000 for the nine months ended March 31, 1996 versus $96,000 for the nine months ended March 31, 1995. Interest expenses were due to outstanding debt balances.

The Company also recognized an extraordinary gain of $116,000 during the nine months ended March 31, 1996 on the conversion of notes and accounts payable into common stock. The extraordinary gain represents the difference in the aggregate conversion price of the shares issued and their market value at the date of conversion.

DISCONTINUED OPERATIONS

Effective March 24, 1995, the Company disposed of its ImageSoft subsidiary. Operations of ImageSoft had not been material to the consolidated operations of the Company.

The Company's discontinued ImageSoft subsidiary (software distribution and publishing) had sales of approximately $30,000 and total operating expenses (cost of products sold and selling, general and administrative expenses) of $55,000 for the quarter ended March 31,1995. For the nine months ended March 31, 1995, ImageSoft had sales of approximately $93,000 and operating expenses of approximately $164,000.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1996, PCPI's liquidity improved as the result of the $2,500,000 equity placement of its common stock. In addition, the conversion of over $3 million of outstanding debt and other liabilities into equity during fiscal 1996, 1995 and 1994 has also improved the Company's liquidity. At March 31, 1996, the Company had a negative working capital of $69,000 compared to a negative working capital of $649,000 as of June 30, 1995. During fiscal 1995 and through March 31, 1996, the Company had experienced operating difficulties due to its lack of working capital. The shift in focus toward Adobe co-development projects presents continuing liquidity problems because, in the short-term, these activities are net users of working capital. Although the Company has improved its cash and liquidity, adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. In addition, as noted above, while the Company has entered into several contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer that will generate future royalty and license revenues or that once these products are being shipped by the Company's customers that they will continue to generate royalties.

As of March 31, 1996, the unused portion of Prima's restricted line of credit was $333,000.

PCPI has no material commitments for capital expenditures.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

No reportable matter.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------

The Company's 5% convertible preferred stock (which ranks prior to the Company's 5% Series B Preferred Stock and common stock) and the Company's 5% Series B Preferred Stock (which ranks prior to the Company's common stock), carry cumulative dividends, when and as declared, at an annual rate of $50.00 and $500.00 per share, respectively. The aggregate amount of such dividends in arrears at March 31, 1996 was approximately $1,731,000 and $58,000, respectively.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
- --------------------------

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits:
     None.

(b) Reports on Form 8-K:

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PERSONAL COMPUTER PRODUCTS, INC.



                                  BY:
                                      -----------------------------------------

DATE:  May 2, 1996                     Harry J. Saal
                                       Chairman of the Board


                                  BY:
                                      -----------------------------------------

DATE:  May 2, 1996                     Edward W. Savarese
                                       Vice Chairman of the Board, President and
                                       Chief Executive Officer


                                  BY:
                                      -----------------------------------------

DATE:  May 2, 1996                     Ralph R. Barry
                                       Chief Financial Officer