Form 10-Q
period 1996-09-30
PERSONAL COMPUTER PRODUCTS INC
filed 1996-11-12
CIK 725394

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

                  /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          or

                    / / TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                             Commission file No. 0-12641

                                       [Logo]

                           PERSONAL COMPUTER PRODUCTS, INC.
          (Exact name of small business issuer as specified in its charter)



                  DELAWARE                                    33-0021693
(State or other jurisdiction of incorporation           (IRS Employer ID No.)
             or organization)


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

                            Yes /x/     No / /

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS: COMMON STOCK, $0.005 PAR                 OUTSTANDING AT NOVEMBER 7, 1996:
                                                        34,061,722 SHARES


Transitional Small Business Disclosure Format (Check one):
                                     Yes / /   No /x/

              PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
                                     INDEX
-------------------------------------------------------------------------------
                                                                        PAGE
                                                                         NO.

Part I.   Financial Information:

          Consolidated Condensed Balance Sheet, September 30, 1996        1

          Consolidated Condensed Statement of Operations
              Three Months ended September 30, 1996 and 1995              2

          Consolidated Condensed Statement of Cash Flows
              Three Months ended September 30, 1996 and 1995              3

          Notes to Consolidated Condensed Financial Statements            4

          Management's Discussion and Analysis or Plan of Operations      5

Part II.  Other Information                                               8
-------------------------------------------------------------------------------

             PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                              (UNAUDITED)
                           SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                ASSETS
------------------------------------------------------------------------------

    Current assets:
         Cash                                                  $ 3,469,000
         Certificate of deposit                                     50,000
         Accounts receivable, net                                2,243,000
         Inventories                                               428,000
         Other current assets                                      229,000
                                                                   -------
    Total current assets                                         6,419,000

    Capitalized software, net                                       23,000
    Prepaid licenses, net                                          168,000
    Property and equipment, net                                    465,000
                                                                   -------

                                                               $ 7,075,000
                                                               ===========

------------------------------------------------------------------------------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
    Current liabilities:
         Accounts payable                                      $ 1,465,000
         Accrued expenses                                          343,000
         Deferred revenues                                         276,000
         Notes payable                                             141,000
                                                                   -------
    Total current liabilities                                    2,225,000
                                                                 ---------
    Shareholders' equity:
         5% convertible preferred stock
         $1,000 PAR VALUE, 7,500 SHARES AUTHORIZED,
                2,318 ISSUED AND OUTSTANDING                     2,318,000
         5% series B convertible preferred stock
         $1,000 PAR VALUE, 117 SHARES AUTHORIZED,
                116.2 ISSUED AND OUTSTANDING                     1,162,000
         Preferred stock
         $1,000  PAR VALUE, 2,383 AUTHORIZED,
                NO SHARES ISSUED AND OUTSTANDING
         Common stock
         $.005 PAR VALUE, 100,000,000 SHARES AUTHORIZED,
                33,894,788 SHARES ISSUED AND OUTSTANDING           169,000
         Paid-in capital                                        24,777,000
         Shareholder loans                                         (18,000)
         Accumulated deficit                                   (23,558,000)
                                                               ------------
    Total shareholders' equity                                   4,850,000
                                                                  ---------
                                                               $ 7,075,000
                                                                ===========

------------------------------------------------------------------------------

   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                   PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                               1996             1995
-----------------------------------------------------------------------------------------
Revenues:
   Sales of products                                        $   2,132,000    $  2,471,000
   Engineering fees                                             1,318,000         220,000
   License fees and royalties                                     275,000
                                                                ---------       ---------
                                                                3,725,000       2,691,000
                                                                ---------       ---------

Costs and expenses:
   Cost of products sold                                        1,795,000       2,275,000
   Selling, general and administrative                            787,000         737,000
   Cost of engineering fees and  research and development         756,000         436,000
   Amortization of capitalized software development costs                         115,000
                                                                ---------       ---------
                                                                3,338,000       3,563,000
                                                                ---------       ---------

Income (loss) from operations                                     387,000       (872,000)

Other income (expense):
   Interest, net                                                   41,000        (22,000)
                                                                ---------       ---------

Net income (loss) before provision
   for income taxes                                               428,000       (894,000)

Provision for taxes                                                 3,000           4,000
                                                                ---------       ---------

Net income (loss) before extraordinary item                       425,000       (898,000)
                                                                ---------       ---------
                                                                ---------       ---------

Extraordinary gain on conversion of
   notes payable into common stock                                                  7,000
                                                                ---------       ---------
Net income (loss)                                           $     425,000    $  (891,000)
                                                                ---------       ---------
                                                                ---------       ---------





Primary and fully diluted income (loss) per
   common share before extraordinary item                   $        0.01    $     (0.05)
                                                                ---------       ---------
                                                                ---------       ---------

Primary and fully diluted income (loss) per common share    $        0.01    $     (0.05)
                                                                ---------       ---------
                                                                ---------       ---------

Average shares outstanding                                     45,962,000      17,440,000
-----------------------------------------------------------------------------------------







         SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.
                                           2

             PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                                           1996            1995
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $    425,000      $   (891,000)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH USED
      BY OPERATING ACTIVITIES:
      Depreciation and amortization of property and equipment                              43,000            21,000
      Amortization of capitalized software development costs                                                115,000
      Amortization of prepaid licenses and royalties                                                         28,000
      Extraordinary gain on conversion of accounts
        payable into common stock                                                                            (7,000)
      Changes in assets and liabilities:
           Accounts receivable                                                           (564,000)          538,000
           Inventories                                                                   (223,000)         (104,000)
           Other current assets                                                          (181,000)          (21,000)
           Accounts payable and accrued expenses                                           82,000           (37,000)
           Deferred revenues                                                             (112,000)          327,000
                                                                                    -------------      ------------
 NET CASH USED BY OPERATING ACTIVITIES                                                   (530,000)          (31,000)
                                                                                    -------------      ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Prepaid licenses and royalties                                                     (112,000)          (19,000)
      Capital expenditures                                                               (149,000)          (26,000)
                                                                                    -------------      ------------
NET CASH USED BY INVESTING ACTIVITIES                                                    (261,000)          (45,000)
                                                                                    -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from exercise of stock options                                          11,000
      Principal payments under capital lease obligations                                   (6,000)           (4,000)
      Repayment of line-of-credit                                                        (135,000)         (286,000)
      Proceeds from line-of-credit                                                                          255,000
      Proceeds from notes payable                                                                            25,000
      Repayment of notes payable                                                                           (139,000)
                                                                                    -------------      ------------
NET CASH USED BY FINANCING ACTIVITIES                                                    (130,000)         (149,000)
                                                                                    -------------      ------------

 Net decrease in cash                                                                    (921,000)         (225,000)

 Cash at the beginning of the period                                                    4,390,000           322,000
                                                                                    -------------      ------------
 Cash at the end of the period                                                       $  3,469,000         $  97,000
                                                                                    =============      ============

NON-CASH FINANCING ACTIVITIES:
      Fixed assets acquired under capital leases                                                          $  14,000
                                                                                                       ============
      Conversion of accrued interest to principal on notes payable                                        $  21,000
                                                                                                       ============
      Conversion of accounts payable and accrued
         expenses into common stock                                                                       $  10,000
                                                                                                       ============
      Consulting fees paid with common stock                                                              $   5,000
                                                                                                       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                       $      5,000         $  15,000
                                                                                    =============      ============
      Cash paid during the period for income taxes

        SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements of Personal Computer Products, Inc. and Subsidiaries (the "Company" or "PCPI") have not been audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements which are included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996 filed with the Securities and Exchange Commission. Interim operating results are not necessarily indicative of operating results for the full year.

NOTE 2- INVENTORIES

Inventories at September 30, 1996 consisted of the following:

          Raw materials and supplies              $ 96,000
          Finished goods                           332,000
                                                  --------
                                                  $428,000
                                                  --------
                                                  --------


NOTE 3- PREFERRED DIVIDENDS

The Company's 5% convertible preferred stock (which ranks prior to the Company's 5% Series B Preferred Stock and common stock) and the Company's 5% Series B Preferred Stock (which ranks prior to the Company's common stock), carry cumulative dividends, when and as declared, at an annual rate of $50.00 and $500.00 per share, respectively. The aggregate amount of such dividends in arrears at September 30, 1996 were approximately $1,789,000 and $58,000, respectively. The Company has extended an offer to holders of the Company's 5% preferred shares to convert the accumulated dividend into unregistered shares of the Company's common stock at a conversion rate of $1.50.

               PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

The Company has been in a transition period, from older technology and products, to becoming a leading technology-based supplier of state-of-the-art printer controllers to OEM customers. The implementation of the strategy of the development of the new Adobe PostScript Interpreter (APSI) project, which includes the Company's ColorImage-TM- Series controller implementation of Adobe-Registered Trademark- PostScript-Registered Trademark- software for OEM customers, and its LaserImage-TM- Series controllers including HP-based (PCL) multi-function technology is beginning to show promising results.

The Company has been successful in attracting several major customers, with substantial resources and marketing capabilities, that desire to utilize the technologies of the Company which the Company has developed over the past few years. Current contracts to adapt the Company's software products to controllers that will be integrated with the hardware products of various OEM customers, include Integrated Device Technology, Inc., Matsushita Electric Company, Ltd. (Panasonic), Minolta Company, Ltd., NEC Electronics, Inc., and Canon USA.

The Company recognized non-recurring engineering fees ("NRE") to adapt the Company's software products to controllers of its OEM customers of approximately $1,318,000 for the three month period ended September 30, 1996 compared to $220,000 for the three month period ended September 30, 1995, an increase of 499%.

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

The Company had a net income of $425,000 for the first quarter of fiscal 1997 compared to a net loss of $891,000 for the first quarter of fiscal 1996. Total revenues were $3,725,000 for the first quarter of fiscal 1997 versus $2,691,000 for the first quarter of fiscal 1996, an increase of 38%.

REVENUES

Sales of products were $2,132,000 for the first quarter of fiscal 1997 versus $2,471,000 for the first quarter of fiscal 1996. The Company's sales of products for the quarters ended September 30, 1996 and 1995 include sales from PCPI's wholly-owned subsidiary Prima International of $2,132,000 and $2,434,000, respectively. Prima's business consists of product distribution and integration, including sales of its PDQ-TM- line of memory storage devices featuring removable cartridge and magneto optical technologies. The reduction in sales is attributed to reduced availability of quality products by SyQuest-TM-, a product transition by Prima that places less reliance on SyQuest's products and technologies and a shortage of working capital during the quarter which imposed limitations on Prima's operations. These reductions were partially offset by an increase in Prima's sales of PCMCIA-based memory and communications products.

The Company has been transitioning from older technology and products, to new technology-based printer controller products over the past few years. It is anticipated that certain of these new technology-based products can be distributed to Prima's customer base. Non-Prima sales of printer products and accessories for the quarter ended September 30, 1995, which represents sales of these older technology based products, were $37,000.

During fiscal 1997 and 1996, the Company performed work on engineering projects that were funded by OEM customers under non-recurring engineering contracts. NRE revenue for the quarters ended September 30, 1996 and 1995 was $1,318,000 and $220,000, respectively, which was recognized during the course of development based on the percentage of completion method.

License fees and royalty revenue for the quarter ended September 30, 1996 was $275,000 which was derived from "older-technology" based products. In the past, License fees and royalty revenue have shown significant quarter-to-quarter fluctuations which may continue in future quarters. PCPI has submitted several proposals to prospective customers in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase-TM- technology. While the Company has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer which may result in the generation of future royalty and license revenues or that these products, once generating royalties, will continue to do so.

COST OF PRODUCTS SOLD

Cost of products sold for the quarters ended September 30, 1996 and 1995 were $1,795,000 and $2,275,000, respectively, representing a gross margin of 15.8% and 7.9%. The increase in the gross margin is attributed to a change in the product mix between the periods. During the later part of fiscal 1996 and through September 30, 1996, sales of higher margin PCMCIA-based memory products and replacement lines for SyQuest products have been increasing as a percentage of Prima's sales which has improved the margins. During the quarter ended September 30, 1995, a majority of the products sales were older-technology based products and Prima's SyQuest product lines, both of which have experienced continued decline in the margins over the past several years.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the first quarter of fiscal 1997 were $787,000 versus $737,000 for the first quarter of fiscal 1996. The increase is primarily the result of an increase in selling expenses in an attempt to stimulate technology and product sales. This increase was partially offset by a concerted effort to reduce Prima's administrative overhead.

COST OF ENGINEERING FEES AND RESEARCH AND DEVELOPMENT

Cost of engineering fees and research and development for the first quarter of fiscal 1997 were $756,000 versus $436,000 for the first quarter of fiscal 1996, an increase of 73.4%. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers. Over the past several quarters, PCPI has noticed an increase in the demand for qualified engineers in the local market. As a result of this increased demand, the cost of hiring and maintaining engineers could continue to increase and PCPI could experience difficulty in obtaining these resources in the future. Should the local market not be able to supply the required engineering talent, the Company may be required to hire individuals from outside the market or consider establishing an engineering division in an area of the country that could more readily support PCPI's engineering requirements.

OTHER INCOME AND LOSS

Net interest income was $41,000 for the quarter ended September 30, 1996 versus net interest expense of $22,000 for the quarter ended September 30, 1995. The reduction in net interest expense is attributed to the reductions in the outstanding debt and an increase in interest income associated with the increased cash being invested.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $4,194,000 compared to a working capital of $3,976,000 as of June 30, 1996. The shift in focus toward Adobe co-development projects presents continuing liquidity problems because, in the short-term, these activities are net users of working capital. Although the Company has improved its cash and liquidity, adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. In addition, as noted above, while the Company has entered into several contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer that will generate future royalty and license revenues or that once these products are being shipped by the Company's customers that they will continue to generate royalties.

As of September 30, 1996, the Company had no unused lines of credit,

PCPI has no material commitments for capital expenditures.

                               PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

No reportable matter.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company's 5% convertible preferred stock (which ranks prior to the Company's 5% Series B Preferred Stock and common stock) and the Company's 5% Series B Preferred Stock (which ranks prior to the Company's common stock), carry cumulative dividends, when and as declared, at an annual rate of $50.00 and $500.00 per share, respectively. The aggregate amount of such dividends in arrears at September 30, 1996 were approximately $1,789,000 and $58,000, respectively.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     11.1 Computation of Earnings (loss) Per Common Share

(b)  Reports on Form 8-K:
     None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PERSONAL COMPUTER PRODUCTS, INC.

                                       BY: HARRY J. SAAL
                                       ---------------------------------------
DATE:  November 8, 1996                Harry J. Saal
                                       CHAIRMAN OF THE BOARD




                                       BY: EDWARD W. SAVARESE
                                       ---------------------------------------
DATE: November 8, 1996                 Edward W. Savarese
                                       VICE CHAIRMAN OF THE BOARD, PRESIDENT
                                       AND CHIEF EXECUTIVE OFFICER




                                       BY: RALPH R. BARRY
                                       ---------------------------------------
DATE: November 8, 1996                 Ralph R. Barry
                                       CHIEF FINANCIAL OFFICER