Form 10QSB
period 1996-12-31
PERSONAL COMPUTER PRODUCTS INC
filed 1997-02-19
CIK 725394

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                          or

                   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file No. 0-12641

                                         PCPI

                           PERSONAL COMPUTER PRODUCTS, INC.
          (Exact name of small business issuer as specified in its charter)


            DELAWARE                                           33-0021693
 (State or other jurisdiction of                          (IRS Employer ID No.)
  incorporation or organization)


                                  11031 VIA FRONTERA
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

Class:  Common Stock, $0.005 par               Outstanding at February 13, 1997:
                                               35,364,914 Shares

Transitional Small Business Disclosure Format (Check one):
                                   Yes / /  No /X/

                  PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                        INDEX
--------------------------------------------------------------------------------
                                                                          PAGE
                                                                           NO.
    Part I.   Financial Information:

         Consolidated Condensed Balance Sheet, December 31, 1996           1

         Consolidated Condensed Statement of Operations
              Three Months ended December 31, 1996 and 1995                2

         Consolidated Condensed Statement of Operations
              Three Months ended December 31, 1996 and 1995                3

         Consolidated Condensed Statement of Cash Flows
              Six Months ended December 31, 1996 and 1995                  4

         Notes to Consolidated Condensed Financial Statements              5

         Management's Discussion and Analysis or Plan of Operations        6

Part II. Other Information                                                 10
--------------------------------------------------------------------------------

                  PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEET
                                     (UNAUDITED)
                                  DECEMBER 31, 1996

---------------------------------------------------------------------------------------------
                                          ASSETS
---------------------------------------------------------------------------------------------
Current assets:
   Cash                                                                         $  2,097,000
   Accounts receivable, net                                                        3,651,000
   Inventories                                                                       322,000
   Other current assets                                                              432,000
                                                                                     -------
Total current assets                                                               6,502,000

Capitalized software, net                                                            174,000
Prepaid licenses, net                                                                235,000
Property and equipment, net                                                          710,000
                                                                                ------------

                                                                                $  7,621,000
                                                                                ------------
                                                                                ------------

---------------------------------------------------------------------------------------------
                            LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable                                                             $  1,399,000
   Accrued expenses                                                                  440,000
   Deferred revenues                                                                 210,000
   Notes payable                                                                     124,000
                                                                                     -------

Total current liabilities                                                          2,173,000
                                                                                   ---------

Shareholders' equity:
   5% convertible preferred stock
   $1,000 PAR VALUE, 7,500 SHARES AUTHORIZED, 947 ISSUED AND OUTSTANDING             947,000
   5% series B convertible preferred stock
   $1,000 PAR VALUE, 117 SHARES AUTHORIZED, 116.2 ISSUED AND OUTSTANDING           1,162,000
   Preferred stock
   $1,000  PAR VALUE, 2,383 AUTHORIZED, NO SHARES ISSUED AND OUTSTANDING
   Common stock
   $.005 PAR VALUE, 100,000,000 SHARES AUTHORIZED, 35,220,890 SHARES
     ISSUED AND OUTSTANDING                                                          176,000
   Paid-in capital                                                                26,318,000
   Shareholder loans                                                                 (30,000)
   Accumulated deficit                                                           (23,125,000)
                                                                                 -----------
Total shareholders' equity                                                         5,448,000
                                                                                   ---------

                                                                                $  7,621,000
                                                                                ------------
                                                                                ------------
---------------------------------------------------------------------------------------------


        SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                  PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                   1996           1995
---------------------------------------------------------------------------------------------
Revenues:
   Sales of products                                          $  2,398,000   $  2,245,000
   Engineering fees                                              1,396,000        293,000
   License fees and royalties                                       10,000          1,000
                                                                 ---------      ---------
                                                                 3,804,000      2,539,000
                                                                 ---------      ---------

Costs and expenses:
   Cost of products sold                                         2,037,000      2,021,000
   Selling, general and administrative                             731,000        829,000
   Cost of engineering fees and  research and development          697,000        501,000
   Amortization of capitalized software development costs                         115,000
                                                                 ---------      ---------
                                                                 3,465,000      3,466,000
                                                                 ---------      ---------

Income (loss) from operations                                      339,000       (927,000)
                                                                 ---------      ---------

Other income (expense):
   Interest, net                                                    35,000        (31,000)
   Other                                                            65,000
                                                                 ---------      ---------

                                                                   100,000        (31,000)
                                                                 ---------      ---------

Net income (loss) before provision
   for income taxes                                                439,000       (958,000)

Provision for taxes                                                  6,000
                                                                 ---------      ---------

Net income (loss) before extraordinary item                        433,000       (958,000)

Extraordinary gain on conversion of
   accounts payable into common stock                                             109,000
                                                                 ---------      ---------

Net income (loss)                                               $  433,000    $  (849,000)
                                                                 ---------      ---------
                                                                 ---------      ---------




Primary and fully diluted income (loss) per
   common share before extraordinary item                          $  0.01       $  (0.06)
                                                                 ---------      ---------
                                                                 ---------      ---------

Primary and fully diluted income (loss) per common share           $  0.01       $  (0.05)
                                                                 ---------      ---------
                                                                 ---------      ---------


Average shares outstanding                                      44,811,000     17,939,000
---------------------------------------------------------------------------------------------


        SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                  PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                               SIX MONTHS ENDED DECEMBER 31,
                                                                   1996           1995
---------------------------------------------------------------------------------------------
Revenues:
   Sales of products                                          $  4,530,000   $  4,716,000
   Engineering fees                                              2,714,000        513,000
   License fees and royalties                                      285,000          1,000
                                                                 ---------      ---------
                                                                 7,529,000      5,230,000
                                                                 ---------      ---------

Costs and expenses:
   Cost of products sold                                         3,832,000      4,296,000
   Selling, general and administrative                           1,518,000      1,566,000
   Cost of engineering fees and  research and development        1,453,000        937,000
   Amortization of capitalized software development costs                         230,000
                                                                 ---------      ---------
                                                                 6,803,000      7,029,000
                                                                 ---------      ---------

Income (loss) from operations                                      726,000     (1,799,000)
                                                                 ---------      ---------

Other income (expense):
   Interest, net                                                    76,000        (53,000)
   Other                                                            65,000
                                                                 ---------      ---------

                                                                   141,000        (53,000)
                                                                 ---------      ---------

Net income (loss) before provision
   for income taxes                                                867,000     (1,852,000)

Provision for taxes                                                  9,000          4,000
                                                                 ---------      ---------

Net income (loss) before extraordinary item                        858,000     (1,856,000)

Extraordinary gain on conversion of
   accounts payable into common stock                                             116,000
                                                                 ---------      ---------

Net income (loss)                                             $    858,000  $  (1,740,000)
                                                                 ---------      ---------
                                                                 ---------      ---------



Primary and fully diluted income (loss) per
   common share before extraordinary item                     $       0.02   $      (0.11)
                                                                 ---------      ---------
                                                                 ---------      ---------

Primary and fully diluted income (loss) per common share      $       0.02   $      (0.10)
                                                                 ---------      ---------
                                                                 ---------      ---------


Average shares outstanding                                      45,347,000     17,690,000
---------------------------------------------------------------------------------------------




        SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                  PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

------------------------------------------------------------------------------------------------
                                                                   SIX MONTHS ENDED DECEMBER 31,
                                                                     1996           1995
------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                 $    858,000   $(1,740,000)
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH USED
   BY OPERATING ACTIVITIES:
   Depreciation and amortization of property and equipment              101,000         65,000
   Amortization of capitalized software development costs                              230,000
   Amortization of prepaid licenses and royalties                                       56,000
   Extraordinary gain on conversion of accounts payable                              (116,000)
   Changes in assets and liabilities:
      Accounts receivable                                           (1,972,000)        592,000
      Inventories                                                     (117,000)       (51,000)
      Other current assets                                            (384,000)      (106,000)
      Accounts payable and accrued expenses                             113,000        252,000
      Deferred revenues                                               (178,000)        693,000
                                                                      ---------      ---------
 NET CASH USED BY OPERATING ACTIVITIES                               (1,579,000)      (125,000)
                                                                      ---------      ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Prepaid licenses and royalties                                      (179,000)       (24,000)
   Capitalized software development costs                              (151,000)
   Proceeds for certificate of deposit                                   50,000
   Capital expenditures                                                (452,000)       (67,000)
                                                                      ---------      ---------
 NET CASH USED BY INVESTING ACTIVITIES                                 (732,000)       (91,000)
                                                                      ---------      ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options and warrants             176,000
   Repayment of line-of-credit                                         (135,000)      (286,000)
   Proceeds from line-of-credit                                                        255,000
   Principal payments under capital lease obligations                   (13,000)        (5,000)
   Proceeds from notes payable                                                         135,000
   Repayment of notes payable                                           (10,000)      (174,000)
   Proceeds from sale of common stock                                                  100,000
   Proceeds from sale of common stock warrants                                           8,000
                                                                      ---------      ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                               18,000         33,000
                                                                      ---------      ---------

 Net decrease in cash                                                (2,293,000)      (183,000)

 Cash at the beginning of the period                                  4,390,000        322,000
                                                                      ---------      ---------
 Cash at the end of the period                                     $  2,097,000   $    139,000
                                                                      ---------      ---------
                                                                      ---------      ---------

 NON-CASH FINANCING ACTIVITIES:
   Conversion of preferred stock into common stock                 $  1,371,000
                                                                      ---------
                                                                      ---------
   Options exercised with loans                                    $     22,000
                                                                      ---------
                                                                      ---------
   Fixed assets acquired under capital leases                                     $     14,000
                                                                                     ---------
                                                                                     ---------
   Conversion of accrued interest into common stock                               $     12,000
                                                                                     ---------
                                                                                     ---------
   Conversion of notes payable into common stock                                  $    123,000
                                                                                     ---------
                                                                                     ---------
   Conversion of accrued interest to principal on notes payable                   $     21,000
                                                                                     ---------
                                                                                     ---------
   Conversion of accounts payable into common stock                               $     10,000
                                                                                     ---------
                                                                                     ---------
   Consulting fees paid with common stock                                         $      5,000
                                                                                     ---------
                                                                                     ---------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                        $     15,000   $     10,000
                                                                      ---------      ---------
                                                                      ---------      ---------

   Cash paid during the period for income taxes                    $      9,000
                                                                      ---------
                                                                      ---------
------------------------------------------------------------------------------------------------

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

NOTE 2- INVENTORIES
Inventories at December 31, 1996 consisted of the following:

         Raw materials and supplies         $  112,000
         Finished goods                        210,000
                                               -------

                                              $322,000
                                              --------
                                              --------

NOTE 3- PREFERRED DIVIDENDS
The Company's 5% convertible preferred stock (which ranks prior to the Company's 5% Series B Preferred Stock and common stock) and the Company's 5% Series B Preferred Stock (which ranks prior to the Company's common stock), carry cumulative dividends, when and as declared, at an annual rate of $50.00 and $500.00 per share, respectively. The aggregate amount of such dividends in arrears at September 30, 1996 were approximately $1,789,000 and $58,000, respectively. The Company extended an offer to holders of the Company's 5% preferred shares to convert the accumulated dividend into unregistered shares of the Company's common stock at a conversion rate of $1.50. During the quarter ended December 31, 1996, under the terms of the offer preferred shareholders converted an aggregate of $926,000 of the accumulated dividend into unregistered shares of the Company's common stock. Subsequent to December 31, 1996, an additional $148,000 was converted.

NOTE 4 - EVENT SUBSEQUENT TO DECEMBER 31, 1996
Subsequent to December 31, 1996, the Company entered into an agreement to merge NewGen Systems Acquisition Corporation ("NewGen") into a newly created, wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, 10,750,000 unregistered shares of PCPI's common stock are to be exchanged for all of the outstanding shares of NewGen. Upon the consummation of the merger, NewGen will become a wholly-owned subsidiary of the Company.

                  PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS
The Company has been in a transition period, from older technology and products, to becoming a leading technology-based supplier of state-of-the-art printer controllers to OEM customers. The implementation of the strategy of the development of the new Adobe PostScript Interpreter (APSI) project, which includes the Company's ColorImage-TM- Series controller implementation of Adobe-Registered Trademark- PostScript-Registered Trademark- software for OEM customers, and its LaserImage-TM- Series controllers including HP-based (PCL) multi-function technology continues to show promising results.

The Company has been successful in attracting several major customers, with substantial resources and marketing capabilities, that desire to utilize the technologies of the Company which the Company has developed over the past few years. Several customers have executed contracts over the past few years to adapt the Company's software products to controllers that will be integrated with the hardware products of various OEM customers. These customers include, but are not limited to, Integrated Device Technology, Inc., Matsushita Electric Company, Ltd. (Panasonic), Minolta Company, Ltd., NEC Electronics, Inc., and Canon USA.

The Company recognized non-recurring engineering fees ("NRE") to adapt the Company's software products to controllers of its OEM customers of approximately $1,396,000 for the three month period ended December 31, 1996 compared to $293,000 for the three month period ended December 31, 1995, an increase of 376%. For the six month period ended December 31, 1996, such revenues were $2,714,000 compared to $513,000 for the six month period ended December 31, 1995, an increase of 429%.

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

The Company had net income of $433,000 for the second quarter of fiscal 1997 compared to a net loss of $849,000 for the second quarter of fiscal 1996. Total revenues were $3,804,000 for the second quarter of fiscal 1997 versus $2,539,000 for the second quarter of fiscal 1996, an increase of 50%.

For the six month period ended December 31, 1996 net income was $858,000 compared to a net loss of $1,740,000 for the six month period ended December 31, 1995. Total revenues were $7,529,000 for the six month period ended December 31, 1996 versus $5,230,000 for the six month period ended December 31, 1995, an increase of 44%.

REVENUES
Sales of products were $2,398,000 for the second quarter of fiscal 1997 versus $2,245,000 for the second quarter of fiscal 1996. For the first six month period of fiscal

1997 sales of products were $4,530,000 versus $4,716,000 for the first six month period of fiscal 1996.

The Company's sales of products were derived primarily from PCPI's wholly-owned subsidiary Prima International. The majority of Prima's sales during the current fiscal year were from distribution of PCMCIA-based memory products. In prior fiscal years, Prima's sales consisted of product distribution and integration, including sales of its PDQ-TM- line of memory storage devices featuring removable cartridge and magneto optical technologies. The increase in product sales during the quarter ended December 31, 1996 was attributed to an increase in Prima's distribution sales of PCMCIA-based memory products from Sandisk and Intergral and to the concerted effort to effect a product transition by Prima that places less reliance on products and technologies from SyQuest-TM-. Over the past year the ability to obtain quality SyQuest products suitable for distribution in Prima's market has diminished.

The Company has been transitioning from older technology and products, to new technology-based printer controller products over the past few years. It is anticipated that certain of these new technology-based products can be distributed to Prima's customer base. Non-Prima sales of printer products and accessories for the first quarter of fiscal 1996, which represents sales of these older technology based products, were $37,000.

During fiscal 1997 and 1996, the Company performed work on engineering projects that were funded by OEM customers under non-recurring engineering contracts. NRE revenue for the quarters ended December 31, 1996 and 1995 was $1,396,000 and $293,000, respectively, which was recognized during the course of development based on the percentage of completion method. For the six month period ended December 31, 1996 NRE revenue was $2,714,000 versus $513,000 for the six month period ended December 31, 1995.

License fees and royalty revenue for the second quarter of fiscal 1997 and for the six month period ended December 31, 1996 were $10,000 and $285,000, respectively, which was derived from "older-technology" based products. In the past, License fees and royalty revenue have shown significant quarter-to-quarter fluctuations which may continue in future quarters. PCPI has submitted several proposals to prospective customers in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase-TM- technology. While the Company has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer which may result in the generation of future royalty and license revenues or that these products, once generating royalties, will continue to do so.

COST OF PRODUCTS SOLD
Cost of products sold for the quarters ended December 31, 1996 and 1995 were $2,037,000 and $2,021,000, respectively, representing a gross margin of 15.1% and 10.0%. Cost of products sold for the six month periods ended December 31, 1996 and 1995 were $3,832,000 and $4,296,000, respectively, representing a gross margin of 15.4% and 8.9%. The increase in the gross margin is attributed to a change in the product mix between the periods. During the latter part of fiscal 1996 and through December 31, 1996, sales of higher margin PCMCIA-based memory products and replacement lines for SyQuest products, which Prima was unable to continue to place reliance on due to quality issues, have been increasing as a percentage of Prima's sales which has improved the margins. During the quarter and six month periods ended December 31, 1995, a majority of the products sales were older-technology based products and Prima's SyQuest product lines, both of which have experienced continued decline in the margins. The inability to obtain quality product from SyQuest over the past several years also contributed to the erosion of the margins on these products.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the second quarter of fiscal 1997 were $731,000 versus $829,000 for the second quarter of fiscal 1996. Selling, general and administrative expenses for first six months of fiscal 1997 were $1,518,000 versus $1,566,000 for the first six months of fiscal 1996. The decrease is primarily the result of a concerted effort to reduce Prima's administrative overhead which was partially offset by an increase in selling expenses in an attempt to stimulate technology and product sales.

COST OF ENGINEERING FEES AND RESEARCH AND DEVELOPMENT
Cost of engineering fees and research and development for the second quarter of fiscal 1997 were $848,000 (which includes $151,000 of capitalized software development costs) versus $501,000 for the second quarter of fiscal 1996, an increase of 69.3%. Cost of engineering fees and research and development for the six month period ended December 31, 1996 were $1,604,000 (which includes $151,000 of capitalized software development costs) versus $937,000 for the second quarter of fiscal 1996, an increase of 71.2%. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers. During the second quarter of fiscal 1997, the Company capitalized certain qualified costs in the aggregate of $151,000 pursuant to Financial Accounting Standard No. 86 ("Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed").

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

OTHER INCOME AND LOSS
Net interest income was $35,000 for the quarter ended December 31, 1996 versus net interest expense of $31,000 for the quarter ended December 31, 1995. Net interest income was $76,000 for the six month period ended December 31, 1996 versus net interest expense of $53,000 for the six month period ended December 31, 1995. The reduction in net interest expense is attributed to the reductions in the outstanding debt from $838,000 as of December 31, 1995 to $124,000 as of December 31, 1996 and increased interest income associated with the increased cash being invested.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1996, the Company had working capital of $4,329,000 compared to working capital of $3,976,000 as of June 30, 1996. The shift in focus toward Adobe co-development projects presents continuing liquidity problems because, in the short-term, these activities are net users of working capital. Although the Company has improved its cash and liquidity, adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. In addition, as noted above, while the Company has entered into several contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer that will generate future royalty and license revenues or that once these products are being shipped by the Company's customers that they will continue to generate royalties.

As of December 31, 1996, the Company had no unused lines of credit.

PCPI has no material commitments for capital expenditures.

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
No reportable matter.

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
The Company's 5% convertible preferred stock (which ranks prior to the Company's 5% Series B Preferred Stock and common stock) and the Company's 5% Series B Preferred Stock (which ranks prior to the Company's common stock), carry cumulative dividends, when and as declared, at an annual rate of $50.00 and $500.00 per share, respectively. The aggregate amount of such dividends in arrears at December 31, 1996 were approximately $921,000 and $58,000, respectively.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
         11.1 Computation of Earnings (loss) Per Common Share

(b)  Reports on Form 8-K:

         Filed on December 20, 1996 regarding "Forwarding Looking Statements" and "Risk Factors".

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PERSONAL COMPUTER PRODUCTS, INC.


                                       BY: HARRY J. SAAL
                                       ----------------------------------------

DATE: February 14, 1997                Harry J. Saal
                                       CHAIRMAN OF THE BOARD

                                       BY: EDWARD W. SAVARESE
                                       ----------------------------------------

DATE: February 14, 1997                Edward W. Savarese
                                       VICE CHAIRMAN OF THE BOARD, PRESIDENT
                                       AND CHIEF EXECUTIVE OFFICER

                                       BY: RALPH R. BARRY
                                       ----------------------------------------

DATE: February 14, 1997                Ralph R. Barry
                                       VICE PRESIDENT AND CHIEF FINANCIAL
                                       OFFICER