Form 10-Q
period 1997-03-31
PERSONAL COMPUTER PRODUCTS INC
filed 1997-05-15
CIK 725394

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       or
                 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes /X/   No / /

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:  Common Stock, $0.005 par   Outstanding at May 12, 1997: 9,393,482 Shares
--------------------------------   ---------------------------------------------

Transitional Small Business Disclosure Format (Check one):

                                 Yes/ /  No  /X/

                PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      INDEX
--------------------------------------------------------------------------------

                                                                            PAGE
                                                                             NO.


Part I.   Financial Information:

          Consolidated Condensed Balance Sheet, March 31, 1997               3

          Consolidated Condensed Statement of Operations
               Three Months ended March 31, 1997 and 1996                    4

          Consolidated Condensed Statement of Operations
               Nine Months ended March 31, 1997 and 1996                     5

          Consolidated Condensed Statement of Cash Flows
               Nine Months ended March 31, 1997 and 1996                     6

          Notes to Consolidated Condensed Financial Sta7

          Management's Discussion and Analysis or Plan of Operations         9

Part II.        Other Information                                            13

--------------------------------------------------------------------------------

                PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 1997

--------------------------------------------------------------------------------
                                     ASSETS
--------------------------------------------------------------------------------

Current assets:
     Cash                                                          $    738,000
     Accounts receivable, net                                         6,175,000
     Inventories                                                      2,887,000
     Other current assets                                               622,000
                                                                   ------------
Total current assets                                                 10,422,000

Property and equipment, net                                           1,632,000
Prepaid licenses, net                                                   401,000
Capitalized software, net                                               324,000
Other                                                                   121,000
                                                                   ------------

                                                                   $ 12,900,000
                                                                   ------------
                                                                   ------------

--------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                              $  2,496,000
     Accrued expenses                                                 1,419,000
     Deferred revenues                                                  304,000
     Notes payable                                                    1,430,000
                                                                   ------------
Total current liabilities                                             5,649,000
                                                                   ------------

Shareholders' equity:
     5% convertible preferred stock
     $1,000 PAR VALUE, 7,500 SHARES AUTHORIZED,
     420.5 ISSUED AND OUTSTANDING                                       420,000
     5% series B convertible preferred stock
     $1,000 PAR VALUE, 117 SHARES AUTHORIZED,
     89.4 ISSUED AND OUTSTANDING                                        894,000

     Preferred stock
     $1,000  PAR VALUE, 2,383 AUTHORIZED,
     NO SHARES ISSUED AND OUTSTANDING
     Common stock
     $.005 PAR VALUE, 100,000,000 SHARES AUTHORIZED,
     9,350,982 SHARES ISSUED AND OUTSTANDING                            179,000
     Paid-in capital                                                  29698,000
     Shareholder loans                                                (112,000)
     Accumulated deficit                                           (23,828,000)
                                                                   ------------
Total shareholders' equity                                            7,251,000
                                                                   ------------

                                                                  $  12,900,000
                                                                   ------------
                                                                   ------------
--------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED MARCH
                                                              1997                1996
---------------------------------------------------------------------------------------------
Revenues:
  Sales of products                                        $   6,373,000        $  1,720,000
  Engineering fees                                             1,531,000             931,000
  License fees and royalties                                                         163,000
                                                            ------------        ------------
                                                               7,904,000           2,814,000
                                                            ------------        ------------

Costs and expenses:
  Cost of products sold                                        4,240,000           1,404,000
  Selling, general and administrative                          1,796,000             815,000
  Cost of engineering fees and research and
   development                                                   999,000             531,000
  Non-cash restructuring charge                                                    2,058,000
                                                            ------------        ------------
                                                               7,035,000           4,808,000
                                                            ------------        ------------

Income (loss) from operations                                    869,000         (1,994,000)
                                                            ------------        ------------
Other income (expense):
  Interest, net                                                 (19,000)            (23,000)
  Other                                                            1,000
                                                            ------------        ------------
                                                                (18,000)            (23,000)
                                                            ------------        ------------

Net income (loss) before provision for income taxes              851,000         (2,017,000)

Provision for taxes                                                4,000
                                                            ------------        ------------

Net income                                                  $    847,000        $(2,017,000)
                                                            ------------        ------------
                                                            ------------        ------------

Primary income (loss) per common share                      $       0.07        $     (0.55)
                                                            ------------        ------------
                                                            ------------        ------------

Average shares outstanding                                    10,713,000           3,803,000
--------------------------------------------------------------------------------------------


       SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------
                                                                 NINE MONTHS ENDED MARCH 31,
                                                                  1997                1996
-------------------------------------------------------------------------------------------------
Revenues:
   Sales of products                                          $  18,093,000       $   6,436,000
   Engineering fees                                               4,245,000           1,444,000
   License fees and royalties                                       285,000             164,000
                                                                    -------             -------
                                                                 22,623,000           8,044,000
                                                                 ----------           ---------
Costs and expenses:
   Cost of products sold                                         11,938,000           5,700,000
   Selling, general and administrative                            7,315,000           2,381,000
   Amortization of capitalized software development costs                               230,000
   Cost of engineering fees and research and
      development                                                 2,452,000           1,468,000
   Purchased research and development                               780,000
   Non-cash restructuring charge                                                      2,058,000
                                                                 ----------           ---------
                                                                 22,485,000          11,837,000
                                                                 ----------          ----------

Income (loss) from operations                                       138,000         (3,793,000)
                                                                    -------          ----------
Other income (expense):
   Interest, net                                                   (35,000)            (76,000)
   Other                                                             66,000
                                                                     ------             -------
                                                                     31,000            (76,000)
                                                                     ------             -------

Net income (loss) before provision for income taxes                 169,000         (3,869,000)

Provision for taxes                                                  14,000               4,000
                                                                     ------               -----

Net income (loss) before extraordinary item                         155,000         (3,873,000)

Extraordinary gain on conversion of accounts payable
   into common stock                                                                    116,000
                                                                    -------             -------
Net income (loss)                                             $     155,000      $  (3,757,000)
                                                                    -------          ----------
                                                                    -------          ----------

Primary income (loss) per common share before
   extraordinary item                                         $        0.01      $       (1.10)
                                                               ------------        ------------
                                                               ------------        ------------

Primary income (loss) per common share                        $        0.01      $       (1.05)
                                                               ------------        ------------
                                                               ------------        ------------

Average shares outstanding                                       10,188,000           3,626,000
-------------------------------------------------------------------------------------------------





     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------
                                                                 NINE MONTHS ENDED MARCH 31,
                                                                  1997                1996
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $155,000        $(3,757,000)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH USED
BY OPERATING ACTIVITIES:
   Depreciation and amortization of equipment                       353,000              88,000
   Amortization of capitalized software development costs                               230,000
   Amortization of prepaid assets                                   389,000              56,000
   Purchased in-process research and development                    780,000
   Non-cash restructuring charge                                                      2,058,000
   Extraordinary gain on conversion of accounts payable
      into common stock                                                               (116,000)
   Changes in assets and liabilities:
      Accounts receivable                                       (2,607,000)             181,000
      Inventories                                                 (741,000)            (14,000)
      Other current assets                                        (538,000)           (122,000)
      Accounts payable and accrued expenses                     (1,423,000)             310,000
      Deferred revenues                                            (84,000)             632,000
                                                                    -------             -------
NET CASH USED BY OPERATING ACTIVITIES                           (3,716,000)           (454,000)
                                                                 ----------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Prepaid licenses and royalties                                 (345,000)           (162,000)
   Capitalized software development costs                         (301,000)
   Proceeds for certificate of deposit                               50,000
   Purchase of net assets by NewGen Systems                        (86,000)
   Capital expenditures                                           (853,000)           (162,000)
                                                                   --------            --------
NET CASH USED BY INVESTING ACTIVITIES                           (1,535,000)           (324,000)
                                                                 ----------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions - NewGen Systems                         1,002,000
   Net proceeds from exercise of stock options                      180,000
   Net increase in line of credit - NewGen Systems                  580,000
   Net decrease in line-of-credit - Prima International           (135,000)           (119,000)
   Repayment of notes payable                                      (10,000)           (177,000)
   Principal payments under capital lease obligations              (18,000)            (11,000)
   Net proceeds from sale of common stock                                             2,033,000
   Proceeds from sale of common stock warrants                                          508,000
   Proceeds from notes payable                                                          135,000
                                                                  ---------             -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,599,000           2,369,000
                                                                  ---------           ---------
Net (decrease) increase in cash                                 (3,652,000)           1,591,000
Cash at the beginning of the period                               4,390,000             322,000
                                                                  ---------             -------
Cash at the end of the period                                  $    738,000         $ 1,913,000
                                                               ------------         -----------
                                                               ------------         -----------



      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                PERSONAL COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements of Personal Computer Products, Inc. and Subsidiaries (the "Company" or "PCPI") have not been audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements which are included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996 and the Company's Form 10-QSB for the quarters ended September 30, 1996 and December 31, 1996 filed with the Securities and Exchange Commission. Interim operating results are not necessarily indicative of operating results for the full year.

NOTE 2- INVENTORIES

Inventories at March 31, 1997 consisted of the following:

          Raw materials and supplies                    $  2,169,000
          Work in process                                     27,000
          Finished goods                                     691,000
                                                             -------
                                                          $2,887,000
                                                          ----------
                                                          ----------

NOTE 3- SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

                                                                       Nine months ended March 31,
                                                                       1997                 1996
                                                                       ----                 ----
NON-CASH FINANCING ACTIVITIES:
  Conversion of preferred stock into common stock                   $  2,166,000
                                                                      ----------
                                                                      ----------
  Options exercised with loans                                      $     22,000
                                                                      ----------
                                                                      ----------
  Common stock issued with notes - NewGen                           $     82,000
                                                                      ----------
                                                                      ----------
  Conversion of convertible notes into common stock - NewGen        $  1,000,000
                                                                      ----------
                                                                      ----------
  Conversion of acquisition debt into common stock - NewGen         $    500,000
                                                                      ----------
                                                                      ----------
  Conversion of accounts payable into notes payable                 $    249,000
                                                                      ----------
                                                                      ----------
  Conversion of accrued interest to principal on notes payable                             $  21,000
                                                                                          ----------
                                                                                          ----------
  Conversion of accrued interest into common stock                                         $  12,000
                                                                                          ----------
                                                                                          ----------
  Conversion of notes payable into common stock                                            $ 123,000
                                                                                          ----------
                                                                                          ----------
  Conversion of accounts payable and accrued expenses into
     common stock                                                                          $ 272,000
                                                                                          ----------
                                                                                          ----------
  Fixed assets acquired under capital leases                                               $  28,000
                                                                                          ----------
                                                                                          ----------
  Consulting fees paid with common stock                                                   $   5,000
                                                                                          ----------
                                                                                          ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                          $    111,000           $  33,000
                                                                      ----------          ----------
                                                                      ----------          ----------
  Cash paid during the period for income taxes                      $      9,000           $   4,000
                                                                      ----------          ----------
                                                                      ----------          ----------

NOTE 4- PREFERRED DIVIDENDS

The Company's 5% convertible preferred stock ("Series A") (which ranks prior to the Company's 5% Series B Preferred Stock and common stock) and the Company's 5% Series B Preferred Stock ("Series B") (which ranks prior to the Company's common stock), carry cumulative dividends, when and as declared, at an annual rate of $50.00 and $500.00 per share, respectively. The Company extended an offer to holders of the Company's Series A and Series B to convert the accumulated dividends of approximately $1,789,000 and $116,000, respectively, into unregistered shares of the Company's common stock at a conversion rate of $7.50. During the six months ended March 31, 1997, under the terms of the offer, preferred shareholders converted approximately $1,327,000 of the accumulated dividend into unregistered shares of the

Company's common stock. As of March 31, 1997, the accumulated dividend in arrears was approximately $489,000 on the Series A and $89,000 on the Series B.

NOTE 5 - REVERSE STOCK SPLIT

Effective February 24, 1997, the Company effected a 1 for 5 reverse stock split. Accordingly, all per share data for the three and nine month periods ended March 31, 1996 has been restated.

NOTE 6 - MERGER OF NEWGEN SYSTEMS ACQUISITION CORPORATION

Effective February 14, 1997, NewGen Systems Acquisition Corporation ("NewGen") was merged into a newly created, wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, 10,750,000 pre-reverse stock split unregistered shares of PCPI's common stock were exchanged for all of the outstanding shares of NewGen. On February 14, 1997, NewGen began operating as a wholly-owned subsidiary of the Company.

As a result of the merger, which is being accounted for as a pooling of interests, the consolidated results of operations for the nine months ended March 31, 1997 includes pre-merger NewGen net sales of $7,190,000 and a net loss after taxes of $1,550,000 from NewGen for the six month period ended December 31, 1996. The net loss included non-recurring charges of $1,157,000 which included $780,000 of purchased research and development associated with the original purchase of certain product lines from NewGen Systems Corporation by NewGen in July 1996; a $349,000 writedown of certain prepaid licenses and royalties; and $28,000 of other miscellaneous items.

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

The Company has been successful in attracting several major customers, with substantial resources and marketing capabilities, that desire to utilize the technologies of the Company, which the Company has developed over the past few years. Several customers have executed contracts over the past few years to adapt the Company's software products to controllers that will be integrated with the hardware products of various OEM customers. These customers include, but are not limited to, Integrated Device Technology, Inc., Matsushita Electric Company, Ltd. (Panasonic), Minolta Company, Ltd., NEC Electronics, Inc., Canon USA, Inc., Apple Computer, and Mita Digital Design.

The Company recognized non-recurring engineering fees ("NRE") to adapt the Company's software products to controllers of its OEM customers of approximately $1,531,000 for the three month period ended March 31, 1997 compared to $931,000 for the three month period ended March 31, 1996, an increase of 64%. For the nine month period ended March 31, 1997, such revenues were $4,245,000 compared to $1,444,000 for the nine month period ended March 31, 1996, an increase of 194%.

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

Effective February 14, 1997, the Company consummated its merger with NewGen Systems Acquisition Corporation ("NewGen") which began its operations in July 1996. Accordingly, the consolidated results of operations for the three and nine month periods ended March 31, 1996 do not include any comparable amounts. Included in the consolidated results of operations for the nine months ended March 31, 1997 are NewGen pre-merger net sales of $7,190,000 and a net loss after taxes of $1,550,000 from NewGen for the six month period ended December 31, 1996. The net loss included non-recurring charges of $1,157,000 which included $780,000 of purchased research and development associated with the original purchase of certain product lines from NewGen Systems Corporation (which was established in 1988) by NewGen in July 1996; a $349,000 writedown of certain prepaid licenses and royalties; and $28,000 of other miscellaneous items.

The Company had net income of $847,000 for the third quarter of fiscal 1997 compared to a net loss of $2,017,000 for the third quarter of fiscal 1996. Total revenues were $7,904,000 for the third quarter of fiscal 1997 versus $2,814,000 for the third quarter of fiscal 1996, an increase of 181%.

For the nine month period ended March 31, 1997 net income was $155,000 compared to a net loss of $3,757,000 for the nine month period ended March 31, 1996. Total revenues were $22,623,000 for the nine month period ended March 31, 1997 versus $8,044,000 for the nine month period ended March 31, 1996, an increase of 181%. As noted above, included in the consolidated results of operations for the nine months ended March 31, 1997 are NewGen pre-merger net sales of $7,190,000 and a net loss after taxes of $1,550,000 from NewGen for the six month period ended December 31, 1996.

REVENUES

SALES OF PRODUCTS were $6,373,000 for the third quarter of fiscal 1997 versus $1,720,000 for the third quarter of fiscal 1996. For the first nine month period of fiscal 1997 sales of products were $18,093,000 versus $6,436,000 for the first nine month period of fiscal 1996. The Company's sales of products were derived from PCPI's wholly-owned subsidiaries Prima International and NewGen.

Sales of product through Prima for the quarter ended March 31, 1997 and 1996 were $2,642,000 and $1,699,000, respectively. During the nine month period ended March 31, 1997 such sales were $7,172,000 compared to $6,378,000 for the nine month period ended March 31, 1996. The majority of Prima's sales during the current fiscal year were from distribution of PCMCIA-based memory products. In prior fiscal years, Prima's sales consisted of product distribution and integration, including sales of its PDQ-TM- line of memory storage devices featuring removable cartridge and magneto optical technologies. The increase in product sales during the quarter ended March 31, 1997 was attributed to an increase in Prima's distribution sales of PCMCIA-based memory products from SanDisk and Integral and to the concerted effort to effect a product transition by Prima that places less reliance on products and technologies from SyQuest-TM-. Over the past year, the ability to obtain SyQuest products suitable for distribution in Prima's market has diminished.

Sales of product through NewGen for the three and nine month periods ended March 31, 1997 were $3,731,000 and $10,921,000, respectively. As noted above, as NewGen began its operations in July 1996 no prior year comparisons are available. During the quarter ended December 31, 1996, NewGens sales were $3,429,000. NewGen's sales of products are derived from high resolution imaging and color digital proofing products, which have been designed by NewGen, to customers in the printing and graphic arts industry throughout the world.

The Company has been transitioning from older technology and products, to new technology-based printer controller products over the past few years. It is anticipated that certain of these new technology-based products can be distributed to Prima's and/or NewGen's customer base.

ENGINEERING FEES during fiscal 1997 and 1996 were derived from the Company performing work on engineering projects that were funded by OEM customers under non-recurring engineering contracts. NRE revenue for the quarters ended March 31, 1997 and 1996 was $1,531,000 and $931,000, respectively, which was recognized during the course of development based on the percentage of completion method. For the nine month period ended March 31, 1997 NRE revenue was $4,245,000 versus $1,444,000 for the nine month period ended March 31, 1996.

LICENSE FEES AND ROYALTIES for the third quarter of fiscal 1996 were $163,000 while no such revenues were recognized during the third quarter of fiscal 1997. For the nine month periods ended March 31, 1997 and 1996, such revenues were $285,000 and $164,000, respectively. These revenues were derived from "older-technology" based products. In the past, License fees and royalty revenue have shown significant quarter-to-quarter fluctuations which may continue in future quarters. PCPI has submitted several proposals to prospective customers in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase-TM- technology. While the Company has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer which may result in the generation of future royalty and license revenues or that these products, once generating royalties, will continue to do so.

COST OF PRODUCTS SOLD

Cost of products sold for the quarters ended March 31, 1997 and 1996 were $4,240,000 and $1,404,000, respectively, representing a gross margin of 33.5% and 18.4%. Cost of products sold for the nine month periods ended March 31, 1997 and 1996 were $11,938,000 and $5,700,000, respectively, representing a gross margin of 34.0% and 11.4%. The increase in the gross margin is attributed to the addition of NewGen sales which are presently generating gross margins of approximately 40% and a change in the product mix at Prima between the periods. During the latter part of fiscal 1996 and through March 31, 1997, sales of higher margin PCMCIA-based memory products and replacement lines for SyQuest products have been increasing as a percentage of Prima's sales which has improved the margins. During the quarter and nine month periods ended March 31, 1996, a majority of the products sales were older-technology based products and Prima's SyQuest product lines, both of which have experienced continued decline in the margins.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the third quarter of fiscal 1997 were $1,796,000 versus $815,000 for the third quarter of fiscal 1996. Selling, general and administrative expenses for first nine months of fiscal 1997 were $7,315,000 versus $2,318,000 for the first nine months of fiscal 1996. The increase is primarily the result of the addition of NewGen. NewGens selling, general and administrative expenses during the three and nine months periods ended March 31, 1997 were $1,013,000 and $5,014,000, respectively. In addition, the Company has increased its selling expenses in an attempt to stimulate technology and product sales. These increases are partially offset by a concerted effort to reduce Prima's administrative overhead.

COST OF ENGINEERING FEES AND RESEARCH AND DEVELOPMENT

Cost of engineering fees and research and development for the third quarter of fiscal 1997 were $1,149,000 (which includes $150,000 of capitalized software development costs at NewGen and PCPI) versus $531,000 for the third quarter of fiscal 1996, an increase of 116.4%. Cost of engineering fees and research and development for the nine month period ended March 31, 1997 were $2,753,000 (which includes $301,000 of capitalized software development costs at PCPI and NewGen) versus $1,468,000 for the third quarter of fiscal 1996, an increase of 87.5%. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers. During the three and nine month periods ended March 31, 1997, the Company capitalized certain qualified costs pursuant to Financial Accounting Standard No. 86 ("Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed").

The consolidated statement of operations for the nine month period ended March 31, 1997, includes approximately $780,000 of purchased research and development costs associated with the July 1996 purchase of the rights to certain products lines under development by NewGen.

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

OTHER INCOME AND LOSS

Net interest expense was $19,000 for the quarter ended March 31, 1997 versus net interest expense of $23,000 for the quarter ended March 31, 1996. Net interest expense was $35,000 for the nine month period ended March 31, 1997 versus net interest expense of $76,000 for the nine month period ended March 31, 1996. The reduction in net interest expense is attributed to the reductions in the outstanding debt at PCPI and Prima and increased interest income associated with the increased cash being invested, which was partially offset by the addition of NewGen.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital of $4,773,000 compared to working capital of $3,976,000 as of June 30, 1996. The shift in focus toward Adobe co-development projects presents continuing liquidity problems because, in the short-term, these activities are net users of working capital. Although the Company has improved its liquidity, adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. The increasing sales at Prima and the addition of NewGen place additional pressures on PCPI's working capital. In addition, as noted above, while the Company has entered into several contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer that will generate future royalty and license revenues or that once these products are being shipped by the Company's customers that they will continue to generate royalties.

The Company's 5% convertible preferred stock (which ranks prior to the Company's 5% Series B Preferred Stock and common stock) and the Company's 5% Series B Preferred Stock (which ranks prior to the Company's common stock), carry cumulative dividends, when and as declared, at an annual rate of $50.00 and $500.00 per share, respectively. The aggregate amount of such dividends in arrears at March 31, 1997 were approximately $489,000 and $89,000, respectively.

As of March 31, 1997, the Company's wholly-owned subsidiary NewGen had $621,000 of available borrowings under its special purpose line of credit.

PCPI has no material commitments for capital expenditures.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

          No reportable matter.

ITEM 2.  CHANGES IN SECURITIES

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 31, 1996, a Proposal to effect a 1 for 5 reverse stock split was submitted to the Company's shareholders for vote by written consent,. On January 31, 1997, the shareholders of record on December 26, 1996 (the "record date") holding 34,973,025 shares of Common Stock, voted 18,988,101 FOR, 160,750 AGAINST, 15,824,174 unvoted. The reverse split was effected February 24, 1997.

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

                              PERSONAL COMPUTER PRODUCTS, INC.


                              BY: HARRY J. SAAL
                              -------------------------------------------------

DATE:  May 14, 1997           Harry J. Saal
                              CHAIRMAN OF THE BOARD

                              BY: EDWARD W. SAVARESE
                              -------------------------------------------------

DATE:  May 14, 1997           Edward W. Savarese
                              VICE CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                              EXECUTIVE OFFICER

                              BY: RALPH R. BARRY
                              -------------------------------------------------

DATE:  May 14, 1997           Ralph R. Barry
                              VICE PRESIDENT AND CHIEF FINANCIAL OFFICER