Form 10KSB
period 1997-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 1997-10-01
CIK 725394

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   /X/ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
                / / TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED] for the transition period from ________ to _________

                           COMMISSION FILE NO. 0-12641

                                      ITEC
                        IMAGING TECHNOLOGIES CORPORATION
                 (Name of small business issuer in its charter)

               DELAWARE                                33-0021693
     (State or other jurisdiction of              (IRS Employer ID No.)
     incorporation or organization)

                               11031 Via Frontera
                           San Diego, California 92127
                                 (619) 613-1300
     (Address of principal executive offices and  issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE
         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.005 par value
                         ------------------------------
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X       No
                                   ------       ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Registrant's total consolidated revenues for the fiscal year ended June 30, 1997 were $30,633,000.

At September 29, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $44,200,000, based on the last trade price as reported by The Nasdaq SmallCap Market.

At September 29, 1997, there were 10,022,315 shares of common stock, $0.005 par value, of the registrant issued and outstanding.

Information required by Part III of this Form 10-KSB is incorporated therein by reference from the Company's definitive Proxy Statement with respect to its 1997 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after June 30, 1997.
                  Transitional Small Business Disclosure Format
                                    Yes      No    /X/
                                     ------      ------

PART I
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1.
DESCRIPTION OF BUSINESS

Imaging Technologies Corporation (NASDAQ: ITEC), formerly Personal Computer Products Inc., was incorporated in March, 1982 under the laws of the State of California, and reincorporated in May, 1983 under the laws of the State of Delaware. ITEC is a leader in the development and licensing of controllers. It also manufactures and distributes high-quality digital imaging solutions through its three subsidiaries: PCPI Technologies, Inc.; NewGen Imaging Systems, Inc.; and Prima International, Inc. The Company is engineering and distributing technology for the next generation of printing and imaging products.

PCPI Technologies ("PCPI") is an Adobe-Registered Trademark-
PostScript-Registered Trademark- Co-Development Partner. PCPI designs and manufactures high-performance printer controllers and related products for original equipment manufacturers ("OEM") of printers and imaging devices. PCPI's solutions keep pace with rapidly changing printing requirements and improve the function and performance of OEM customers' products.

Prima International ("Prima") is a worldwide distributor of digital imaging storage components and peripherals. Focused on the imaging and publishing markets, Prima sells PC Card data storage, micro-disk drives and provides value-added imaging storage solutions for notebook and handheld personal computers and the digital camera market.

NewGen Imaging Systems ("NewGen") produces high-resolution digital color and monochrome output devices. NewGen imagesetters, color servers, and related software solutions offer graphics-industry specific features that produce artist quality output at the desktop. NewGen's technology has wide application in the rapidly expanding prepress, publishing and graphics industries.

INDUSTRY OVERVIEW

Page printers, especially laser printers, have become an established means of printing data generated by computers. The market for laser printers has grown significantly over the past several years.

Laser printers continue to be the dominant technology in use for page printing and high-end imaging. PostScript printers make up a significant portion of that market. The PostScript language is a general-purpose computer language developed by Adobe Systems Incorporated, that describes the appearance of a page, including elements such as text, graphics and scanned images, to a printer or other output device. Since its introduction in 1985, the PostScript language has become the printing and imaging technology of choice for multinational corporations, the vast majority of professional publishers and government agencies throughout the world. Because a PostScript file is independent of the device that created it and the device that prints it, users can print documents regardless of printing device, computer platform or operating system.

Features that tend to differentiate printers, particularly in the high volume, high growth page printer technologies such as inkjet and laser, include the presence of Adobe's proprietary PostScript software, high resolution capability, network-ready connectivity, and output at rated engine speed.

Color laser printers entered the market in early 1994 and since that time there has been increasing demand for color as prices decrease. The color market is maturing and prices are declining significantly. While the overall printer market is relatively flat, unit volume is increasing and the color segment is expanding. Color printer unit sales are expected to grow 128% between 1994 to 1999 (International Data Corp.). The general office environment is starting to demand color printing for reports, presentations and proposals. By 1999, color printers should be the norm in general office environments and the technology will drive growth in the market as color laser printers become less expensive, faster, more compact and easier to use.

Multiple features will also become part of the market for color laser printers and vendors will eventually add document-finishing features such as sorting and stapling. Communications features are also expected to be added. The key element for vendors is to produce high-quality, high-performance machines that can be used by computer networks in the office. PCPI offers the technology and industry relationships to help vendors reach this goal.

More recently, printer manufacturers are attempting to add value to monochrome printers by adding new functions such as printing, copying, scanning and faxing. This new multi-functionality of desktop printing devices provides the end user with printer, copier, facsimile and scanning all in the same device.

BUSINESS STRATEGY

ITEC's technology strategy is focused on the continued development and implementation of laser printer, image storage and imaging technologies. The Company's mission is the development of intelligent embedded software on board-level devices that add value to personal computers and peripheral devices and also to develop and distribute printers and image storage products. The Company's development resources are directed toward the development of controllers containing Adobe PostScript software and, potentially, Adobe's Configurable PostScript Interpreter ("CPSI"), host-based implementations of PostScript software. This technology will be directed toward the development of controllers that support multifunction devices (combining printer, facsimile/modem, copier, scanner) on the low-end (LaserImage-TM-); and development of controllers that support high-functionality color digital copier/printers on the high-end (ColorImage-TM-). The Company also intends to target four market segments which include (1) the monochrome and color printing device market, (2) the multi-function printing market (monochrome and color), (3) the large format plotter market (monochrome and color), and (4) the color digital copier market.

PCPI TECHNOLOGIES

PCPI is focused on the engineering design and development of embedded imaging controllers for printer OEMs. PCPI controllers manage the layout, form, font and function of the printed image. The Company's solutions are designed to provide the OEM with increased performance, combined with lower overall manufacturing cost.

Since 1983, the Company has been an active licenser and/or OEM provider of its LaserImage printer controller technology to a number of companies throughout the world. These include or have included: AEG Olympia (Germany), Apple Computer, Inc. (United States), Canon USA (United States), Elebra (Brazil), Fujitsu (Japan), Goldstar (Korea), Hypertec (Korea), Matsushita Electric Company - Panasonic (Japan), Minolta (Japan), Mita (Japan), Ricoh (Japan), Tandy Corporation (United States), Tokyo Electric Company (Japan), Xerox (United States), and others. In order to accommodate the manufacturing requirements of its licensees, the Company also has established relationships for manufacturing both in the U.S. and overseas that allow PCPI to provide manufacturing capabilities so that PCPI will not need to invest and build an extensive manufacturing infrastructure.

The Company has well-established relationships with major printer manufacturers around the world and has a contract as a co-development partner with Adobe Systems, Inc., a leading provider of printing technology. As an authorized Adobe PostScript Development Partner, PCPI is one of only four third-party Adobe co-developers. This allows PCPI to produce Adobe-based digital printer controllers and embedded software. PCPI's products and services include: firmware (embedded software) circuit boards; application-specific integrated circuits (ASICs); and software for use in monochrome and color laser printers, plotters, and multifunction office peripherals. The latest trend in office machinery is the Multifunction Peripheral (MFP). These devices incorporate printers, scanners, fax machines and copiers into one compact unit. Industry analyst ARS projects the sales of MFP units to increase by 255% by 2001. Shipments of multifunction units are expected to exceed 4.6 million per year, based largely on sales to the SOHO (small office-home office) market. PCPI's latest generation of controllers make MFP's faster and more economical to produce.

In 1997, PCPI introduced a new low-cost 64-bit MIPS-TM--based Adobe PostScript 3 printer controller. This controller, the TurboPrint 4000-TM-, is one of several designs that reflect the Company's strategy of achieving the highest performance with the lowest cost of manufacture. It provides OEM's with significant advantages in the extremely competitive printer market. PCPI is incorporating the NEC VR4300, 100 Mhz MIPS RISC (reduced instruction set circuit) microprocessor. This gives the controller a flexible architecture to allow OEM's to customize the product to meet their specific requirements.

Also in 1997, PCPI introduced a new low-cost multifunction peripheral controller the LaserImage-Registered Trademark- MFP. The LaserImage MFP simultaneously manages print, fax, copy and scan operations for monochrome multifunction devices. It supports Adobe PostScript 3 and features the NEC VR4300 microprocessor to offer enhanced performance and a flexible architecture.

PCPI revenues are primarily derived from fees for non-recurring engineering
(NRE) services for developing controllers for OEM customers. In addition, the Company receives licensing fees and royalties for PCPI-designed products.

PRIMA INTERNATIONAL

Prima distributes PC Card memory and data storage products for portable computers through a worldwide network of distributors and resellers. In addition, Prima provides value-added imaging and storage solutions for the OEM customers. Prima's product lines serve the rapidly expanding market for digital cameras, notebook and handheld personal computers (HPCs).

Prima distributes products for three manufacturers in computer imaging storage:
SanDisk Corporation, INTEGRAL Peripherals, Inc. and Adtron Corporation.

SanDisk produces PC Card (PCMCIA-ATA compliant) storage media. Their products feature high-capacity, solid-state, non-volatile Flash memory. SanDisk products include PC Cards, compact Flash memory, IDE Flash disks, and Flash chipsets. Flash is solid-state data storage that uses semiconductor technology instead of a rotating disk. Flash has no moving parts, requires no battery to maintain memory, is lighter, more rugged, more reliable and consumes less power than traditional disk storage. INTEGRAL produces PC Card data storage devices that are being incorporated into the next generation of notebook, sub-notebook and handheld personal computers. INTEGRAL's hard drives combine high-capacity data storage with rugged operation and low battery consumption. Adtron produces PC Card solid-state read/write drives and software to allow most computers and operating systems to use PC Card technology.

Prima is headquartered in Northern California and has sales offices on the European Continent and in the United Kingdom. They have built a reputation for providing customer service and technical support. Prima distributes products for the digital consumer retail market, as well as OEMs that use Prima's products in their designs.

NEWGEN IMAGING SYSTEMS

In February 1997, ITEC and NewGen merged to produce an extensive line of high-resolution monochrome and color printers. NewGen brings to ITEC an expanded dimension of end-user-based products and distribution channels.

NewGen serves the monochrome laser and color dye-sublimation market with printers, imagesetters, color servers, and related software solutions. These products are high-end, high-quality imaging devices with applications in the prepress, publishing and graphics markets. NewGen's printers offer graphics industry specific features that produce artist quality output at the desktop.

NewGen printers are sold through an established distribution channel of value-added resellers and systems integrators. NewGen has resellers in Asia, Latin America, Europe, the Middle East and Africa, as well as a strong network in the United States.

NewGen's entry into the color proofing market introduced a one-step embedded color technology that produces exceptional image quality. That product's successor, ChromaxPro-TM- won the prestigious MacUser Editor's Choice Award. MacUser Magazine called it "the most accurate color we've seen from a desktop printer." ChromaxPro has set new standards for dye-sublimation proofing systems by producing full-color, full-bleed prints that mirror final film output. ChromaxPro uses NewGen's proprietary ChromeMATCH-TM- spectral color proofing technology to generate accurate, digital color proofs matched to traditional analog color standards, without the added expense of film, chemicals and lamination. NewGens' DesignXpress-TM- is one of the fastest, heavy-duty, high-resolution monochrome printers on the market today. At 16 pages per minute, DesignXpress prints a full 11" x 17" page, including bleeds and registration marks. Output from the DesignXpress, with resolutions as high as 1200 dpi, can be used for direct-to-plate reproduction. DesignXP-TM- is NewGen's affordable alternative for high-performance, high-quality output. Available in resolution of 600 or 1200 dpi, the DesignXP offers 8 page per minute output on paper up to 11" x 17".

Today's rapidly expanding graphic arts and prepress industries depend on quality, speed and reliability. NewGen printers provide proofs that accurately reflect the final product, eliminating the need for time-consuming fine-tuning and adjustments.

PRODUCTION AND SOURCES OF SUPPLY

ITEC, through its subsidiaries, presently contracts for the production of its manufactured products with a number of suppliers located in the San Diego, San Jose and Costa Mesa, California areas. The suppliers assemble products, utilizing components from its inventory or purchased by the Company from other sources. The terms of supply contracts are negotiated separately in each instance. The Company is satisfied that its present assembly contractors have sufficient capacity to meet projected market demand for the Company's products, or that alternate sources are available without undue disruption. ITEC has not experienced any significant difficulty over the past several years in engaging contractors, or in purchasing components.

ITEC contract suppliers generally perform a multi-step quality control test prior to shipping their products to the Company. ITEC, in turn, performs additional tests on the products, adds appropriate software, and then packages and ships the products to customers. In addition to buying such items as printed circuit boards and other components from outside suppliers, the Company purchases software programs, in the form of floppy disks, from vendors who have licenses to sell such software to the Company from the originators of such software, and has, from time to time, directly licensed system software used in certain ITEC products.

MARKETING

As of June 30, 1997, marketing and sales activities were conducted by approximately 32 Company employees. Each of the divisions and subsidiaries utilizes dedicated sales personnel.

RESEARCH AND DEVELOPMENT

Despite the fact that there can be no assurance that ITEC can successfully produce new products, nor that such products will be profitable, the Company will be required to spend resources on research and development in the foreseeable future in order to enhance existing products, and to develop new products. New technology developed, or products introduced, by other entities, including major printer or computer companies, could adversely affect the marketability of the Company's products. Consequently, the Company is compelled to continue development and implementation of new technologies in order to remain competitive.

COMPETITION

The markets for computer hardware and software have been characterized by rapid and continuing technological change, and by intense competition. The Company provides differentiation in the laser printer controller/accessories marketplace through the capability of its controllers, the quality and extent of accompanying printer emulation software, and the ability of these controllers to provide added-value through differentiating features, such as speed, cost and networking. Printer and computer accessories are often commodities that do not provide significant differentiation. In addition to its developed technologies, the Company strives to differentiate itself by providing superior customer service, timely delivery of products to its customers, and competitive pricing.

PROPRIETARY PROTECTION

ITEC's software is copyrighted; however, such protection as the copyright laws provide does not prevent other companies from emulating the features achieved by such software. ITEC owns no patents, but has obtained registration of several of its trade-names or trademarks, including:
ITEC, PCPI, LaserImage, ColorImage, ImageScript, ImageFont, ImagePress, ImageNet, PDQ. Pending trademarks include: ChroMATCH, Image Enhancement Technology (IET), Auto Recognition Technology (ART), ChromaxPro Series, ChromaxPro, Chromax MT, Chromax CTP, ImagerPro Series, ImagerPro, ImagerPro II DuoSetter, ImagerPlus Series, ImagerPlus 12XF, ImagerPlus 18XF, DesignXpress Series, DesignXpress 6, DesignXpress 12, DesignXP Series, DesignXP 6, and DesignXP 12.

EMPLOYEES

The Company, including its PCPI, Prima and NewGen subsidiaries, employed a total of 140 persons (which includes 3 part-time employees) at June 30, 1997, of whom 23 were in corporate administration and finance, 57 in engineering and research and development, 19 in production, 32 in sales and marketing and 9 in technical support.

OTHER

The costs and effects of compliance with Federal, state, and local environmental laws and other existing or probable governmental regulations are not, and are not expected to be, material. In certain cases, government (Federal Communications Commission) approval is required with respect to ITEC's controller products.

ITEM 2.
DESCRIPTION OF PROPERTY

ITEC and PCPI Technologies lease approximately 14,000 square feet of space in a facility located at 11031 Via Frontera, San Diego, California 92127, at a monthly rental rate of approximately $10,000. The lease expires on January 31, 1999. The Company owns no real property.

Prima International leases approximately 5,000 square feet of space in a facility located at 3350 Scott Boulevard, Building No. 7, Santa Clara, California 95054, at a monthly rental rate of $5,800. The lease expires on June 30, 2002.

NewGen Imaging Systems leases approximately 27,000 square feet of space in a facility located at 3545-A Cadillac Avenue, Costa Mesa, California 92626, at a monthly rental rate of $13,900. The lease expires on July 31, 1998.

ITEM 3.
LEGAL PROCEEDINGS

The Company, because of the nature of its business, is from time to time threatened or involved in legal actions. The Company, after discussion with legal counsel, does not consider any of these legal actions now pending will result in a material adverse effect on the consolidated financial position or results of operations of the Company and, further, does not consider that any such proceedings fall outside ordinary, routine litigation incidental to the business of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market, and quoted on The Nasdaq Small Cap Market (symbol: ITEC).

The following table sets forth the high and low bid quotations of the Company's common stock for the periods indicated as reported by The Nasdaq Small Cap Market or NASD electronic bulletin board. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

                                                High      Low
               -------------------------------------------------
               YEAR ENDED JUNE 30, 1996
                 FIRST QUARTER                $  2.50   $  1.25
                 SECOND QUARTER                  2.65       .90
                 THIRD QUARTER                   4.70      1.90
                 FOURTH  QUARTER                12.80      3.75
               YEAR ENDED JUNE 30, 1997
                 FIRST QUARTER               $  11.88   $  7.50
                 SECOND QUARTER                 10.00      4.69
                 THIRD QUARTER                   5.94      4.37
                 FOURTH QUARTER                  7.13      3.25
               -------------------------------------------------

The number of stockholders of record of common stock, $.005 par value, of the Company was approximately 3,000 at June 30, 1997.

ITEC has never declared, or paid, any cash dividends on ITEC's Common Stock. ITEC currently intends to retain earnings, if any, after any payment of dividends on its 5% Convertible Preferred Stock, for use in its business and therefore, does not anticipate paying any cash dividends on ITEC's Common Stock.

Holders of the 5% Convertible Preferred Stock are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually, and commencing on October 15, 1986. ITEC has never declared, or paid, any cash dividends on ITEC's 5% Convertible Preferred Stock. Dividends in arrears at June 30, 1997 were $476,000.

ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Annual Report contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. While management is optimistic about the Company's long-term prospects, the historical financial information contained herein may not be indicative of future financial performance. In fact, future financial performance may be materially different from the historical financial performance. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors that could cause actual results to differ materially include, but are not limited to: business conditions and growth in the electronics industry and general economy - both domestic and international; lower than expected customer orders; competitive factors, including pricing pressures, technological developments and products offered by competitors; availability of components; technological difficulties and resource constraints encountered in developing new products; and the timely flow of competitive new products and market acceptance of those products. Actual results may differ materially from these statements as a result of risk factors inherent in the Company's business, industry, customer base, or other factors. Risk factors which are applicable to the Company may be found in the Company's Form 8K filed on December 20, 1996 with the Securities and Exchange Commission under the Company's former name, Personal Computer Products, Inc.

Users of this Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

RESULTS OF OPERATIONS


The Company has been in a transition period, from older technology and products, to becoming a leading technology-based supplier of state-of-the-art printer controllers to OEM customers. The implementation of the strategy of the development of the new Adobe-Registered Trademark- PostScript-Registered Trademark- Interpreter (APSI) project, which includes the Company's color ColorImage-TM- Series controller implementation of Adobe PostScript software for OEM customers, and its monochrome LaserImage-TM- Series controllers which may also include HP-based (PCL) multi-function technology continues to show promising results.

The Company has been successful in attracting several major customers, with substantial resources and marketing capabilities, that desire to utilize the Company's technologies which have been developed over the past few years. Several customers have executed contracts over the past few years to adapt Adobe PostScript software and/or the Company's software products to controllers that will be integrated with the printer engines of various OEM customers. These customers include or have included, but are not limited to, Integrated Device Technology, Inc., Matsushita Electric Company, Ltd. (Panasonic), Minolta Company, Ltd., NEC Electronics, Inc., Canon USA, Inc., Apple Computer, Mita Digital Design and Xerox Corporation.

ITEC's strategy has required the Company to alter its focus away from some of its traditional revenue sources and to make expenditures in support of these efforts. As a result, the Company's business continues to be in a significant transitional phase and there are important short-term operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.

Effective February 14, 1997, the Company consummated its merger with NewGen Imaging Systems, formerly NewGen Systems Acquisition Corporation ("NewGen") which began its operations in July 1996. Accordingly, the consolidated results of operations for the year ended June 30, 1996 do not include any comparable amounts. Included in the consolidated results of operations for the year ended June 30, 1997 are NewGen pre-merger net sales of $7,190,000 and a net loss after taxes of $1,550,000 from NewGen for the six month period ended December 31, 1996. The net loss included non-recurring charges of $1,157,000 which included $780,000 of purchased research and development associated with the purchase of certain product lines from NewGen Systems Corporation (which was established in 1988) by NewGen in July 1996; a $349,000 writedown of certain prepaid licenses and royalties; and $28,000 of other miscellaneous items.

Total ITEC revenues were $30,633,000 for the year ended June 30, 1997 versus $11,621,000 for the year ended June 30, 1996, an increase of 164%. The Company, through its PCPI Technologies subsidiary, recognized non-recurring engineering fees ("NRE") to adapt the Company's software products to controllers of its OEM customers of approximately $5,860,000 for the year ended June 30, 1997 compared to $2,379,000 for the year ended June 30, 1996, an increase of 146%. The Company had net income of $836,000 for the year ended June 30, 1997 compared to a net loss of $3,613,000 for the year ended June 30, 1996.

REVENUES

SALES OF PRODUCTS were $24,477,000 for the year ended June 30, 1997 versus $8,639,000 for the year ended June 30, 1996. The Company's sales of products were derived primarily from ITEC's wholly-owned subsidiaries Prima and NewGen.

Sales of product through Prima for the years ended June 30, 1997 and 1996 were $9,501,000 and $8,581,000, respectively. The majority of Prima's sales during the current fiscal year were from distribution of PCMCIA-based memory storage products. In prior fiscal years, Prima's sales consisted of product distribution and integration, including sales of its PDQ-TM- line of memory storage devices featuring removable cartridge and magneto optical technologies. The increase in product sales during the year ended June 30, 1997 is attributed to an increase in Prima's distribution sales of PCMCIA-based memory products from SanDisk Corporation and Integral Peripherals, Inc.

Sales of product through NewGen for the year ended June 30, 1997 were $14,712,000. As noted above, as NewGen began its operations in July 1996 no prior year comparisons are available. NewGen's sales of products are derived from high resolution imaging and color digital proofing products, which in some cases have been designed by NewGen or to NewGen's specifications, to customers in the printing and graphic arts industry throughout the world.

The Company has been transitioning from older technology and products, to new technology-based printer controller products over the past few years. It is anticipated that certain of these new technology-based products being developed by PCPI can be distributed into NewGen's customer base.

ENGINEERING FEES during fiscal 1997 and 1996 were derived through the Company's PCPI subsidiary performing work on engineering projects that were funded by OEM customers under non-recurring engineering contracts. NRE revenue for the years ended June 30, 1997 and 1996 was $5,860,000 and $2,379,000, respectively, which was recognized during the course of development based on the percentage of completion method.

LICENSE FEES AND ROYALTIES through the Company's PCPI subsidiary for the year ended June 30, 1997 were $296,000 compared to $603,000 for the year ended June 30, 1996. These revenues were derived primarily from "older-technology" based products. In the past, license fees and royalty revenue have shown significant period-to-period fluctuations which may continue in future periods. PCPI has submitted several proposals to prospective customers in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase-TM-technology. While PCPI has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer which may result in the generation of future royalty and license revenues or that these products, once generating royalties, will continue to do so.

COST OF PRODUCTS SOLD
Cost of products sold for the years ended June 30, 1997 and 1996 were $16,402,000 and $7,652,000, respectively, representing gross margins of 33% and 11.4%. The increase in the gross margin is attributed to the addition of NewGen sales which are presently generating gross margins of approximately 40% and a change in the product mix at Prima between the periods. During the latter part of fiscal 1996 and through June 30, 1997, sales of higher margin PCMCIA-based memory products have been increasing as a percentage of Prima's sales which have improved the margins. During the year ended June 30, 1996, a majority of the product sales were older-technology based products and Prima's SyQuest product lines, both of which have experienced continued decline in the margins.


SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the year ended June 30, 1997 were $9,375,000 versus $3,206,000 for the year ended June 30, 1996. The increase is primarily the result of the addition of NewGen. In addition, the Company has increased its selling expenses in an attempt to stimulate technology and product sales. These increases are partially offset by a concerted effort to reduce the administrative overhead throughout the Company.

COST OF ENGINEERING FEES AND RESEARCH AND DEVELOPMENT
Cost of engineering fees and research and development for the year ended June 30, 1997 were $3,463,000 versus $2,135,000 for the year ended June 30, 1996, an increase of 62.2%. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers. A significant component of the increased cost of engineering fees and research and development during fiscal 1997 is attributed to the increase in engineering personnel from 35 as of June 30, 1996 to 57 as of June 30, 1997 and the increase in other engineering support costs associated with the additional personnel.

During the year ended June 30, 1997, the Company capitalized certain qualified costs in the aggregate amount of $526,000 pursuant to Financial Accounting Standard No. 86 ("Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed").

The consolidated statement of operations for the year ended June 30, 1997, includes approximately $780,000 of purchased research and development costs associated with the July 1996 purchase of the rights to certain products lines under development by NewGen.

Over the past year, PCPI has noticed an increase in the demand for qualified engineers in the local market. As a result of this increased demand, the cost of hiring and maintaining engineers could continue to increase and PCPI could experience difficulty in obtaining these resources in the future. Should the local market not be able to supply the required engineering talent, the Company may be required to hire individuals from outside the market or consider establishing an engineering division in an area of the country that could more readily support PCPI's engineering requirements.

OTHER INCOME AND LOSS
Net interest expense was $75,000 for the year ended June 30, 1997 versus net interest expense of $62,000 for the year ended June 30, 1996. The increase in net interest expense is attributed to the addition of NewGen and the interest expense associated with its line of credit facility which was partially offset by reductions in the outstanding debt at PCPI and Prima and increased interest income associated with the increased cash invested during the year.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1997, the Company had working capital of $5,203,000 compared to working capital of $3,976,000 as of June 30, 1996. Subsequent to June 30, 1997, the Company improved its liquidity with the initial closing of $5,000,000 in a private placement of its newly designated Series C Redeemable Convertible Preferred Stock ("Series C Shares") and the closing of a $3,000,000 line of credit facility with a commercial bank to help to finance the sales growth of PCPI Technologies and Prima. In addition, under the terms of the Series C private placement, subject to certain additional conditions, the Company has the right to call for a second round of financing up to an aggregate amount of $5,000,000 and the holders of the Series C Shares, subject to certain conditions, are entitled to purchase additional Series C Shares up to $2,000,000.

PCPI's Adobe co-development projects present continuing liquidity problems for PCPI because, in the short-term, these activities are net users of working capital. Although the Company has improved its liquidity, adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. The increasing sales at Prima and the addition of NewGen place additional pressures on ITEC's working capital. In addition, as noted above, while the Company has entered into several contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer that will generate future royalty and license revenues or that once these products are being shipped by the Company's customers that they will continue to generate royalties.

The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at June 30, 1997 was approximately $476,000.

As of June 30, 1997, the Company's wholly-owned subsidiary NewGen had $846,000 of available borrowings under its special purpose line of credit.

ITEC has no material commitments for capital expenditures.

ITEM 7.
FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

Report of independent accountants .................................    12

Consolidated balance sheet as of June 30, 1997  ...................    13

Consolidated statement of operations for the year ended
          June 30, 1997 and 1996 ..................................    14

Consolidated statement of cash flows for the year ended
          June 30, 1997 and 1996...................................    15

Consolidated statement of shareholders' equity for the year ended
          June 30, 1997 and 1996...................................    16

Notes to consolidated financial statements ........................    17

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF IMAGING TECHNOLOGIES CORPORATION

We have audited the consolidated balance sheet of Imaging Technologies Corporation and its subsidiaries as of June 30, 1997 and the related consolidated statements of operations, cash flows, and shareholders' equity for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imaging Technologies Corporation and its subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.



BOROS & FARRINGTON APC
San Diego, California
August 25, 1997

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997

     -----------------------------------------------------------------------
                                     ASSETS
     -----------------------------------------------------------------------

     Current assets:
          Cash                                                $     193,000
          Accounts receivable, net                                7,436,000
          Inventories                                             2,339,000
          Other current assets                                      545,000
                                                                    -------
     Total current assets                                        10,513,000

     Property and equipment, net                                  1,639,000
     Prepaid licenses, net                                          697,000
     Capitalized software, net                                      549,000
     Other                                                          372,000
                                                                    -------

     Total assets                                             $  13,770,000
                                                                 ----------
                                                                 ----------
     -----------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
     -----------------------------------------------------------------------

     Current liabilities:
          Accounts payable                                    $   2,829,000
          Accrued expenses                                          851,000
          Deferred revenues                                         356,000
          Notes payable and capital leases                        1,274,000
                                                                  ---------
     Total current liabilities                                    5,310,000
                                                                  ---------

     Commitments and contingencies- Note 11

     Shareholders' equity:
          5% convertible preferred stock
          $1,000 PAR VALUE, 7,500 SHARES AUTHORIZED,
          420.5 ISSUED AND OUTSTANDING                              420,000

          Preferred stock
          $1,000 PAR VALUE, 2,383 AUTHORIZED, NO SHARES
          ISSUED AND OUTSTANDING
          Common stock
          $.005 PAR VALUE, 100,000,000 SHARES AUTHORIZED,
          9,734,612 SHARES ISSUED AND OUTSTANDING                    49,000
          Paid-in capital                                        31,278,000
          Shareholder loans                                        (140,000)
          Accumulated deficit                                   (23,147,000)
                                                               ------------
     Total shareholders' equity                                   8,460,000
                                                                  ---------

     Total liabilities and shareholders' equity               $  13,770,000
                                                                 ----------
                                                                 ----------
     -----------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



-----------------------------------------------------------------------------------------------
                                                                 FOR THE YEAR ENDED JUNE 30,
                                                                   1997                1996
-----------------------------------------------------------------------------------------------

Revenues:
   Sales of products                                          $  24,477,000        $  8,639,000
   Engineering fees                                               5,860,000           2,379,000
   License fees and royalties                                       296,000             603,000
                                                                    -------             -------
                                                                 30,633,000          11,621,000
                                                                 ----------          ----------

Costs and expenses:
   Cost of products sold                                         16,402,000           7,652,000
   Selling, general and administrative                            9,375,000           3,206,000
   Cost of engineering fees and research and development          3,463,000           2,135,000
   Purchased research and development                               780,000
   Amortization of capitalized software development costs                               233,000
   Non-cash restructuring charge                                                      2,058,000
                                                                 ----------          ----------
                                                                 30,020,000          15,284,000
                                                                 ----------          ----------

Net income (loss) from operations                                   613,000          (3,663,000)
                                                                    -------          ----------

Other income (expense):
   Interest, net                                                    (75,000)            (62,000)
   Other                                                             62,000
                                                                     ------             -------
                                                                    (13,000)            (62,000)
                                                                    -------             -------

Net income (loss) before provision for income taxes                 600,000          (3,725,000)

Benefit (provision) for income taxes                                236,000              (4,000)
                                                                    -------              ------

Net income (loss) before extraordinary item                         836,000          (3,729,000)

Extraordinary gain on the conversion of notes payable into
  common stock                                                                          116,000
                                                                 ----------             -------

Net income (loss)                                             $     836,000        $ (3,613,000)
                                                                    -------          ----------
                                                                    -------          ----------

Primary income (loss) per common share before
   extraordinary item                                         $        0.07        $      (0.94)
                                                                 ----------          ----------
                                                                 ----------          ----------

Primary income (loss) per common share                        $        0.07        $      (0.91)
                                                                 ----------          ----------
                                                                 ----------          ----------

Weighted average common shares outstanding                        9,773,000           4,147,000
-----------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



-----------------------------------------------------------------------------------------------
                                                                  FOR THE YEAR ENDED JUNE 30,
                                                                    1997               1996
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $  836,000         $(3,613,000)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH USED BY
OPERATING ACTIVITIES:
   Depreciation and amortization of equipment                       509,000             126,000
   Amortization of capitalized software development costs                               233,000
   Amortization of prepaid assets                                   389,000              56,000
   Purchased research and development                               780,000
   Non-cash restructuring charge                                                      2,058,000
   Extraordinary gain on conversion of notes payable into
     common stock                                                                      (116,000)
   Changes in assets and liabilities:
      Accounts receivable                                        (3,868,000)           (429,000)
      Inventories                                                  (193,000)            112,000
      Other current assets                                         (712,000)           (156,000)
      Accounts payable and accrued expenses                      (1,680,000)             96,000
      Deferred revenues                                             (32,000)            361,000
                                                                    -------             -------
NET CASH USED BY OPERATING ACTIVITIES                            (3,971,000)         (1,272,000)
                                                                 ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (1,009,000)           (311,000)
   Prepaid licenses                                                (641,000)           (169,000)
   Capitalized software development costs                          (526,000)
   Purchase of net assets by NewGen                                 (86,000)
   Proceeds (purchase) of certificate of deposit                     50,000             (50,000)
                                                                     ------             -------
NET CASH USED BY INVESTING ACTIVITIES                            (2,212,000)           (530,000)
                                                                 ----------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions - NewGen                                 1,002,000
   Net proceeds from sale of common stock                           500,000           2,567,000
   Net increase in line of credit - NewGen                          475,000
   Net proceeds from exercise of employee options and warrants      207,000              88,000
   Repayment of line of credit - Prima                             (135,000)           (151,000)
   Principal payments under capital lease obligations               (22,000)            (19,000)
   Repayment of notes payable                                       (41,000)           (525,000)
   Proceeds from notes payable                                                          125,000
   Net proceeds from exercise of warrants                                             3,272,000
   Net proceeds from sale of warrants                                                   513,000
                                                                  ---------             -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,986,000           5,870,000
                                                                  ---------           ---------

Net (decrease) increase in cash                                  (4,197,000)          4,068,000

Cash at the beginning of the year                                 4,390,000             322,000
                                                                  ---------             -------
Cash at the end of the year                                      $  193,000         $ 4,390,000
                                                                  ---------           ---------
                                                                  ---------           ---------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                         5% CONVERTIBLE
                                               COMMON STOCK                              PREFERRED STOCK
                                               ------------           PAID-IN            ---------------
                                          SHARES          AMOUNT      CAPITAL           SHARES       AMOUNT
                                          ------          ------      -------           ------       ------

BALANCE AT JUNE 30, 1995                3,485,787        $87,000    $18,019,000          2,318   $  2,318,000

Exercise of employee stock
  options                                  16,340          1,000         95,000

Exercise of  warrants                   1,226,667         30,000      3,242,000

Common stock issued on
  conversion of accounts
  payable                                 176,001          4,000        307,000

Common stock issued on
  conversion of notes
  payable                                  58,862          2,000        100,000

Private sales of common
  stock                                 1,801,334         45,000      2,480,000

Sales of warrants                                                       513,000

Net loss
                                        ---------      ---------    -----------      ---------      ---------

BALANCE AT JUNE 30, 1996                6,764,991        169,000     24,756,000          2,318      2,318,000

Exercise of employee stock
  options and warrants                    162,993          1,000        256,000

Conversion of preferred
  stock into common stock                 556,601          3,000      3,057,000       (1,897.5)    (1,898,000)

Common stock issued for
  NewGen Imaging Systems                2,150,000         11,000      2,574,000

Private sales of common
 stock                                    100,000          1,000        499,000

Effect of reverse stock split                  27       (136,000)       136,000

Net income
                                        ---------      ---------    -----------      ---------      ---------

BALANCE AT JUNE 30, 1997                9,734,612      $  49,000    $31,278,000          420.5      $ 420,000
                                        ---------      ---------    -----------      ---------      ---------
                                        ---------      ---------    -----------      ---------      ---------



                                               5% SERIES B
                                               CONVERTIBLE
                                             PREFERRED STOCK
                                             ---------------       SHAREHOLDER    ACUMMULATED
                                           SHARES       AMOUNT        LOANS        DEFICIT          TOTAL
                                           ------       ------        -----        -------          -----

BALANCE AT JUNE 30, 1995                    116.2     $1,162,000     $        0   $(20,370,000)  $  1,216,000

Exercise of employee stock
  options                                                                (8,000)                       88,000

Exercise of  warrants                                                                               3,272,000

Common stock issued on
  conversion of accounts
  payable                                                                                             311,000

Common stock issued on
  conversion of notes
  payable                                                                                             102,000

Private sales of common
  stock                                                                                             2,525,000

Sales of warrants                                                                                     513,000

Net loss                                                                            (3,613,000)    (3,613,000)
                                        ---------      ---------     ----------   ------------    -----------

BALANCE AT JUNE 30, 1996                    116.2      1,162,000         (8,000)   (23,983,000)     4,414,000

Exercise of employee stock
  options and warrants                                                  (50,000)                      207,000

Conversion of preferred
  stock into common stock                  (116.2)    (1,162,000)                                           -

Common stock issued for
  NewGen Imaging Systems                                                (82,000)                    2,503,000

Private sales of common
  stock                                                                                               500,000

Effect of reverse stock split                                                                               -

Net income                                                                             836,000        836,000
                                        ---------      ---------     ----------   ------------    -----------

BALANCE AT JUNE 30, 1997                        0      $       0     $ (140,000)  $(23,147,000)   $ 8,460,000
                                        ---------      ---------     ----------   ------------    -----------
                                        ---------      ---------     ----------   ------------    -----------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY
Imaging Technologies Corporation, formerly Personal Computer Products, Inc., a Delaware corporation, and its subsidiaries ("ITEC" or the "Company") (1) develop and license laser printer technology; (2) manufacture, market and distribute laser printer controllers and accessories; (3) market and distribute internationally a variety of personal computer accessory products; and (4) market and distribute high resolution imaging and color digital proofing products.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

- PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ITEC and its active subsidiaries, PCPI Technologies, Inc. ("PCPI"), Prima Inc. doing business as Prima International ("Prima") and NewGen Imaging Systems, Inc. ("NewGen"). All significant inter-company accounts and transactions have been eliminated.

- ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

-INVENTORIES

Inventories are valued at the lower of cost or market; cost being determined by the first-in, first-out method.

-PREPAID LICENSES

Up-front payments for licenses of software are recorded as prepaid licenses. Amortization of prepaid licenses is recorded on a straight-line basis over estimated useful lives generally ranging from three to five years, commencing from the date the underlying technology is available for use by the Company.

-PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation, including amortization of assets recorded under capitalized leases, is generally computed on a straight-line basis over the estimated useful lives of assets ranging from three to seven years. Amortization of leasehold improvements is provided over the initial term of the lease, on a straight-line basis. Maintenance, repairs and minor renewals and betterments are charged to expense.

-OTHER ASSETS

Other assets, which include certain intangible assets, are stated at cost, less accumulated amortization. Amortization is provided on the straight-line method over the estimated useful lives of the respective assets, generally three to ten years.

-REVENUES

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

The Company currently has development contracts with original equipment manufacturers ("OEMs") to adapt the Company's software products to the OEMs' hardware products. Revenues under these contracts are recognized based on the percentage-of-completion method and are invoiced to the OEM upon milestones deliveries. Deferred revenue comprises payments received in advance of revenue to be recognized on such contracts.

- ADVERTISING COSTS

The Company expenses advertising and promotion costs as incurred. During fiscal 1997 and 1996, the Company incurred advertising and promotion costs of approximately $997,000 and $138,000, respectively.

-RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred and were immaterial for the tears ended June 30, 1997 and 1996. The cost of engineering fee revenue is included as a component of research and development.

The Company has developed software technology and capitalized certain qualifying costs pursuant to the provisions of Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The capitalized software development costs are related to software contained in laser printer controllers. Capitalized software includes emulations of existing software printer control languages currently in the marketplace, as well as software included in laser printer controllers for existing laser printers. The Company's software emulation products are generally offered in different combinations that are designed to provide more value than its competitors' products. Its printer controller products are generally designed to allow existing laser printers to operate at higher performance levels than originally configured. While the Company believes its new products will be accepted in the marketplace and that it will recover its investment in capitalized software, the ultimate realization of this investment is dependent on such acceptance and the Company's and/or OEM's ability to market these new products.

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

- REVERSE STOCK SPLIT

Effective February 24, 1997, the Company effected a 1 for 5 reverse stock split. Accordingly, all historical share and per share data have been restated to give effect for the reverse stock split.

-EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is based on the weighted average number of shares of common stock and dilutive common stock equivalents, if any, outstanding during the period, and is computed after giving effect to the dividend requirements of the 5% Convertible Preferred Stock ($68,000 and $116,000 during fiscal 1997 and fiscal 1996, respectively) and the 5% Series B Convertible Preferred Stock ($58,000 during fiscal 1997 and 1996). During fiscal 1996, the effect of the conversion privileges of convertible preferred stock and convertible notes payable is antidilutive for the periods presented. Accordingly, such effect is not reflected in the calculation of primary loss per common share.

In February of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial accounting standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by common stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution created by common stock equivalents and is calculated in the same manner as fully diluted EPS illustrated in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB No.
15).

The Company will be required to adopt the new method of reporting EPS for the year ending June 30, 1998. The Company's EPS as reflected in this document includes Primary EPS for fiscal years 1997 and 1996 under the rules of APB No. 15, and the use of common stock equivalents only when they are dilutive.

-STOCK ISSUANCE COSTS

Common stock issuance costs including distribution fees, due diligence fees, wholesaling costs, legal and accounting fees, and printing are capitalized before the sale of the related stock and then charged against gross proceeds when the stock is sold.

-FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 2 - CAPITAL RESOURCES AND OPERATING ACTIVITIES
During the past several years, the Company has been operating with limited financial resources. To alleviate this hardship, the Company has obtained additional debt and equity financing and has achieved profitability through the restructuring of its operations and the introduction of new products. At June 30, 1997, the Company had working capital of $5,203,000 compared to working capital of $3,976,000 as of June 30, 1996. Subsequent to June 30, 1997, the Company improved its liquidity with the initial closing of $5,000,000 in a private placement of its newly designated Series C Redeemable Convertible Preferred Stock ("Series C Shares") and the closing of a $3,000,000 line of credit facility with a commercial bank to help to finance the sales growth of PCPI and Prima. While under the terms of the Series C private placement, subject to certain additional conditions, the Company has the right to call for a second round of financing up to an aggregate amount of $5,000,000 and the holders of the Series C Shares, subject to certain conditions, are entitled to purchase additional Series C Shares up to $2,000,000, there can be no assurances that additional Series C Shares will be issued.

NEWGEN SYSTEMS ACQUISITION CORPORATION
Effective February 14, 1997, the Company issued 2,150,000 unregistered shares of ITEC's common stock in exchange for all of the outstanding shares of NewGen Systems Acquisition Corporation ("NSAC"). NSAC was then merged into a newly created, wholly-owned subsidiary of the Company and was accounted for as a pooling of interests. NSAC commenced operations in July 1996 and, accordingly, no restatement of prior financial statements is required. Details of the results of operations of the previously separate companies for the periods prior to combination are as follows:

                                      Year ended          Six months ended
                                     June 30, 1996        December 31, 1996
                                     -------------        -----------------

    Net revenues:
    ITEC                            $  11,621,000        $  7,529,000
    NewGen                              _________           7,190,000
                                    -------------        ------------
    Combined                        $  11,621,000        $ 14,719,000
                                    -------------        ------------
                                    -------------        ------------

    Extraordinary item:
    ITEC                            $     116,000
    NewGen                              _________
                                    -------------
    Combined                        $     116,000
                                    -------------
                                    -------------
    Net income (loss):
    ITEC                            $ (3,613,000)        $    858,000
    NewGen                              _________         (1,550,000)
                                    -------------        ------------
    Combined                        $  (3,613,000        $  (692,000)
                                    -------------        ------------
                                    -------------        ------------

The net loss of $1,550,000 during the six months ended December 31, 1996 included non-recurring charges of $1,157,000 comprised of $780,000 of purchased research and development, a $349,000 writedown of certain prepaid licenses and royalties and $28,000 of other miscellaneous items.

NON-CASH RESTRUCTURING CHARGE
In fiscal 1996, based on a shift in business direction and a desire to focus its resources, the Company reassessed the future benefit of certain "older-technology" product lines. As a result, the Company took a one-time, non-cash write-down of an aggregate of $2,058,000 which was comprised of capitalized software ($937,000), prepaid licenses and royalties ($583,000), inventories ($204,000) and certain pre-paid assets ($334,000) to reduce these assets to their net realizable value.

EXTRAORDINARY GAINS
During fiscal 1996, the Company recognized extraordinary gains on certain issuances of common stock of approximately $116,000, representing the difference in the aggregate conversion price and the market value of the shares on the conversion date.

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                  JUNE 30, 1997
                                                  -------------

  Accounts receivable:
    Trade                                         $  3,289,000
    Current NRE, license fees and royalties          4,979,000
                                                  ------------
                                                     8,268,000
    Less allowance for doubtful accounts             (832,000)
                                                  ------------
                                                  $  7,436,000
                                                  ------------
                                                  ------------
  Inventories:
    Materials and supplies                        $  1,466,000
    Finished goods                                     873,000
                                                  ------------
                                                  $  2,339,000
                                                  ------------
                                                  ------------
  Property and equipment, at cost:
    Computers and other equipment                 $  2,017,000
    Office furniture and fixtures                      470,000
    Leasehold improvements                              78,000
                                                  ------------
                                                     2,565,000
    Less accumulated depreciation and
    amortization                                     (926,000)
                                                  ------------
                                                  $  1,639,000
                                                  ------------
                                                  ------------

  Accrued liabilities:
    Compensation and vacation                     $    613,000
    Other                                              238,000
                                                  ------------
                                                  $    851,000
                                                  ------------
                                                  ------------

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

                                                     Year ended June 30,
                                                      1997          1996
                                                      ----          ----

 NON-CASH FINANCING ACTIVITIES:
  Conversion of preferred stock into
    common stock                                   $ 3,060,000
                                                   -----------
                                                   -----------
  Options exercised with loans                     $    50,000 $   8,000
                                                   ----------- ---------
                                                   ----------- ---------
  Common stock issued with notes - NewGen          $    82,000
                                                   -----------
                                                   -----------
  Conversion of convertible notes into
    common stock - NewGen                          $ 1,000,000
                                                   -----------
                                                   -----------
  Conversion of acquisition debt into
    common stock - NewGen                          $   500,000
                                                   -----------
                                                   -----------
  Conversion of accounts payable into
    notes payable                                  $   227,000
                                                   -----------
                                                   -----------
  Fixed assets acquired under capital leases       $     7,000 $  28,000
                                                   ----------- ---------
                                                   ----------- ---------
  Conversion of accrued interest to principal
    on notes payable                               $    54,000
                                                   -----------
                                                   -----------
  Conversion of accrued interest into
    common stock                                   $    12,000
                                                   -----------
                                                   -----------
  Conversion of notes payable into
    common stock                                   $   198,000
                                                   -----------
                                                   -----------
  Conversion of accounts payable and
    accrued expenses into common stock             $   319,000
                                                   -----------
                                                   -----------
  Consulting fees paid with common stock

                                                     Year ended June 30,
                                                      1997          1996
                                                      ----          ----
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest            $  111,000 $  62,000
                                                   ----------- ---------
                                                   ----------- ---------
  Cash paid during the year for income taxes        $    5,000 $   4,000
                                                   ----------- ---------
                                                   ----------- ---------

NOTE 5 - NOTES PAYABLE
The following is a summary of the outstanding debt as of June 30, 1997:

       ITEC 7% Convertible Note with a director;
       payable on demand; convertible at the market
       price of $1.55.                                $  100,000

       Prima 5% Note to a supplier, due in monthly
       installments of $10,000 through May 1, 1999;
       secured by accounts receivable.                   197,000

       Prima capital lease                                 6,000

       PCPI capital leases                                16,000

       NewGen $4,000,000 line of credit; prime rate
       of interest plus 2.5 % (11.75% as of June 30,
       1997); expiring on  April 30, 1998; restricted
       to finance certain eligible inventory and
       accounts receivable; secured by the assets of
       NewGen                                            955,000
                                                      ----------
       Total notes payable and capital leases         $1,274,000
                                                      ----------
                                                      ----------

All outstanding debt balances have been classified as current as long-term amounts are immaterial.

NOTE 6 -  PREFERRED STOCK
5% CONVERTIBLE PREFERRED STOCK

Holders of the 5% convertible preferred stock ("Series A") are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually.

The 5% convertible preferred stock is convertible, at any time, into shares of the Company's common stock, at a price of $17.50 per common share. This conversion price is subject to certain antidilution adjustments, in the event of certain future stock splits or dividends, mergers, consolidations or other similar events. In addition, the Company shall reserve, and keep reserved, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of all shares of the 5% convertible preferred stock.

In the event of any involuntary or voluntary liquidation, dissolution, or winding up of the affairs of the Company, the 5% convertible preferred stockholders shall be entitled to receive $1,000 per share, together with accrued dividends, to the date of distribution or payment, whether or not earned or declared.

The 5% convertible preferred stock is callable, at the Company's option, at call prices ranging from $1,050 to $1,100 per share. No call on the 5% convertible preferred stock was made during fiscal 1997 or 1996.


5% SERIES B CONVERTIBLE PREFERRED STOCK

In January, 1995, the Company designated 117 shares of previously undesignated Preferred Stock as 5% Series B Convertible Preferred Stock, par value $1,000 per share with a face value of $10,000 per share ("Series B"). Each share may be converted into 1,905 shares of the Company's common stock at the conversion rate of $5.25. The holders of the Series B have a liquidation preference of $10,000 per Series B share over the common shareholders but are junior to the liquidation preference of the existing 5% Convertible Preferred Stock shareholders. Holders of the Series B are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $500 per share, payable annually.

CONVERSION OF PREFERRED STOCK

During the year ended June 30, 1997, the Company extended an offer to holders of the Company's Series A and Series B to convert the accumulated dividends of approximately $1,789,000 and $116,000, respectively, into unregistered shares of the Company's common stock at a conversion rate of $7.50. Under the terms of the offer, Series A shareholders converted 1,897.5 shares and approximately $1,381,000 of the accumulated dividend and Series B shareholders converted 116.2 shares and approximately $116,000 of the accumulated dividend into unregistered shares of the Company's common stock. As of June 30, 1997, the accumulated dividend in arrears was approximately $476,000 on the Series A.

NOTE 7 - COMMON STOCK WARRANTS
The Company, from time-to-time, grants warrants to employees, directors, outside consultants and other key persons, to purchase shares of the Company's common stock, at an exercise price equal to no less than the fair market value of such stock on the date of grant. The terms and vesting of these warrants are determined by the Board of Directors on a case-by-case basis. The following is a summary of the warrant activity:


                                                        SHARES OF COMMON
                                                        STOCKS UNDERLYING
                                   WARRANT PROICES         WARRANTS
                                      PER SHARE            --------
                                      ---------
     June 30, 1995                 $3.00 to $7.50              603,627

       Warrants granted            $1.00 to $5.00            3,442,437
       Warrants exercised          $1.50 to $3.10          (1,226,667)
       Warrants canceled           $3.00 to $3.75            (350,607)
                                                           -----------
     June 30, 1996                 $1.00 to $7.50            2,468,790

       Warrants granted            $5.00 to $6.25              845,000
       Warrants exercised          $1.00 to $3.75             (90,520)
                                                           -----------
     June 30, 1997                 $1.00 to $7.50            3,223,270
                                                           -----------
                                                           -----------
     Warrants exercisable
     June 30, 1997                 $1.00 to $7.50            2,550,651



In July 1995, the Company issued to one of its then officers five-year warrants to purchase an aggregate of 30,000 shares of common stock at $1.00 per share, the fair market value of the Company's stock on the date the warrants were granted. During fiscal 1997, the former officer exercised warrants to purchase 20,000 shares.

In September 1995, two-year warrants to purchase 40,000 shares of the Company's unregistered common stock at $2.50 per share were issued to an investor group that provided the Company loan financing in consideration for $6,000 and a six month extension to their existing loan. Warrants to purchase 20,000 shares were exercisable immediately and the remaining 20,000 warrants were exercisable after six months.

In September 1995, the Company issued to each of two investors groups that provided a loan financing, two-year warrants to purchase 6,185 shares (an aggregate of 12,370 shares) of the Company's unregistered common stock at $2.50 per share. Warrants to purchase 3,093 were exercisable immediately and the remaining 3,092 warrants were exercisable after six months for each investor group. All of these warrants were issued in exchange for cash consideration of approximately $2,000 which management believes approximates their fair market value.

In October 1995, the Board of Directors authorized the exercise price for employee options and warrants to be reduced to the then current market value. Accordingly, an aggregate of 350,607 warrants were canceled and reissued at an exercise price $1.00 per share. In addition, the Company issued to three of its officers and its two outside directors warrants to purchase an aggregate of 415,460 shares of the Company's common stock.

In October 1995, the Company issued as part of a financing, five-year warrants to purchase 50,000 unregistered shares of the Company's common stock at $1.25 per share.

Between January and April 1996, the Company issued to various consultants warrants to purchase an aggregate of 544,000 shares of the Company's common stock at prices ranging from $1.50 to $5.00 per share. As of June 30, 1997, warrants to purchase 20,000 shares, which expire in January 2001, remained outstanding and are exercisable at the price of $5.00 per share.

In January 1996, the Company sold to its Chairman for $500,000 a five-year warrant to purchase 2,000,000 unregistered shares of its common stock at the rate of $5.00 per share. The warrant contains certain anti-dilution provisions should the Company issue equity instruments at less than 50% of the exercise price. Subsequently, in connection with a private placement with various private investors of approximately $2.5 million, the exercise price of this warrant was reduced to $3.00 per share in accordance with the warrants anti-dilution provision. During fiscal 1997 and 1996, warrants to purchase 684,667 shares were exercised and as of June 30, 1997, warrants to purchase 1,315,333 shares were outstanding.

In June 1997, the Company issued to six of its officers and its two outside directors warrants to purchase an aggregate of 725,000 shares of the Company's common stock at an exercise price of $6.25 per share vesting monthly over 44 months.

NOTE 8 - COMMON STOCK OPTION AND PURCHASE PLANS
COMMON STOCK OPTION PLANS

In July 1984 ("1984 Plan"), November 1987 ("1988 Plan") and September, 1996 ("1997 Plan"), the Company adopted stock option plans, under which incentive stock options and non-qualified stock options may be granted to employees, directors, and other key persons, to purchase shares of the Company's common stock, at an exercise price equal to no less than the fair market value of such stock on the date of grant, with such options exercisable in installments at dates typically ranging from one to not more than ten years after the date of grant.

Under the terms of the 1988 and 1997 Plans, loans may be made to option holders which permit the option holders to pay the option price, upon exercise, in installments. A total of 212,000 and 1,000,000 shares of common stock are authorized for issuance under the 1988 and 1997 Plans, respectively.

No shares are available for future issuance under the 1984 Plan due to the expiration of the plan during 1994. As of June 30, 1997, 6,740 options granted under the 1984 Plan were outstanding and options to acquire 948,869 shares remained available for grant under the 1988 and 1997 Plans.

In addition, the Board of Directors, outside the 1984, 1988 and 1997 Plans ("Outside Plan"), granted to employees, directors and other key persons of ITEC or its subsidiaries options to purchase shares of the Company's common stock, at an exercise price equal to no less than the fair market value of such stock on the date of grant. Options are exercisable in installments at dates typically ranging from one to not more than ten years after the date of grant.

In October 1995, the Board of Directors authorized the exercise price for employee options and warrants to be reduced to the current market value. Accordingly, the exercise price on an aggregate of 18,220 and 275,000 options under the 1988 and Outside Plans, respectively, were canceled and reissued at an exercise price of $1.00 per share.

COMMON STOCK PURCHASE PLAN

The 1997 Employee Stock Purchase Plan ("Purchase Plan") was approved by the Company's shareholders in September 1996. The Purchase Plan permits employees to purchase the Company's common stock at a 15% discounted price. The Purchase Plan is designed to encourage and assist a broad spectrum of employees of the Company to acquire an equity interest in the Company through the purchase of its common stock. It is also intended to provide participating employees the tax benefits under Section 421 of the Code. The Purchase Plan covers an aggregate of 500,000 shares of the Company's common stock.

All employees, including executive officers and directors who are employees, customarily employed more than 20 hours per week and more than five months per year by the Company are eligible to participate in the Purchase Plan on the first enrollment date following employment. However, employees who hold, directly or through options, five percent or more of the stock of the Company are not eligible to participate.

Participants may elect to participate in the Purchase Plan by contributing up to a maximum of 15 percent of their compensation, or such lesser percentage as the Board may establish from time to time. Enrollment dates are the first trading day of January, April, July and October or such other dates as may be established by the Board from time to time. On the last trading day of each December, March, June and September, or such other dates as may be established by the Board from time to time, the Company will apply the funds then in each participant's account to the purchase of shares. The cost of each share purchased is 85 percent of the lower of the fair market value of common stock on (i) the enrollment date or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. No participant's right to acquire shares may accrue at a rate exceeding $25,000 of fair market value of common stock (determined as of the first trading day in an enrollment period) in any calendar year. It is anticipated that the first enrollment date will be during the second quarter of fiscal 1998.

STOCK OPTION ACTIVITY:
The following is a summary of the stock option activity:


                                               SHARES OF COMMON STOCK
                                                 UNDERLYING OPTIONS
                                                 ------------------
                            OPTION PRICES   1984, 1988 AND   OTHER     OPTION PRICES
                             PER SHARE       1997 PLANS     OPTIONS      PER SHARE
                             ---------       ----------     -------      ---------
    June 30, 1995          $2.50 to $5.10     71,975        265,000  $1.65 to $3.60

      Options granted      $1.00 to $5.00     32,820        333,600  $1.00
      Options exercised    $1.00             (8,340)        (8,000)  $1.00
      Options canceled     $1.60 to $5.10   (60,402)      (278,000)  $1.00 to $3.60
                                            --------      ---------
    June 30, 1996          $1.00 to $5.10     36,053        312,600  $1.00

      Options granted      $3.60 to $8.45    104,500
      Options exercised    $1.00 to $2.10    (5,133)       (77,500)  $1.00
      Options canceled     $1.00 to $7.95   (13,200)
                                            --------      ---------
    June 30, 1997          $1.00 to $8.45    122,220        235,100  $1.00
                                            --------      ---------
                                            --------      ---------
    Options exercisable
    June 30, 1997          $1.00 to $5.10     14,100        140,300  $1.00



ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

                                  1997         1996
                                 ----         ----
Net income (loss)
    As reported               $ 836,000   $(3,613,000)
    Pro forma                   631,000     (3,678,000
Net income (loss) per share
    As reported                 $  0.07        $(0.90)
    Pro forma                   $  0.05        $(0.93)

The weighted average fair value of the options granted during fiscal years 1996 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows:

                                  1997         1996
                                  ----         ----

   Fair value of options granted  $5.45          $0.78
   Risk-free interest rate           7%             7%
   Expected life (years)              5              5
   Expected volatility              95%            95%
   Expected dividends              $  0           $  0


NOTE 9 - SIGNIFICANT CUSTOMERS, REVENUE DATA, AND CONCENTRATION OF CREDIT
         RISK
As of and during the year ended June 30, 1997, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

As of and during the year ended June 30, 1996, Narbon Technologies accounted for 27% of consolidated accounts receivable and 4% of total consolidated revenues; Canon USA accounted for 11% of consolidated accounts receivable and 3% of total consolidated revenues; and Computer 2000 accounted for 8% of consolidated accounts receivable and 17% of total consolidated revenues.

The majority of the Company's sales in fiscal 1997 and 1996 were to European distributors (denominated in U.S. dollars) in the computer peripherals and accessories market, including imaging and data storage devices and printers, through its wholly-owned subsidiaries.

During the years ended June 30, 1997 and 1996, 59% and 84% of total consolidated revenues, respectively, were from foreign customers, as reflected in the following table:


                    YEAR ENDED JUNE 30,
                    --------------------
                   1997            1996
                   ----            ----
     Europe    $12,084,000    $  6,605,000
     Far East    4,397,000       2,784,000
     Others      1,675,000         355,000
               -----------    ------------
             $  18,156,000    $  9,744,000
               -----------    ------------
               -----------    ------------

The Company typically has not required collateral for its sales. However, it has required letters of credit or prepayment from time-to-time as deemed necessary.

NOTE 10 - INCOME TAXES
The Company's provision for income taxes is accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under the SFAS 109 asset and liability method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is then provided for deferred tax assets which are more likely than not to not be realized.

The benefit (provision) for income taxes for the years ended June 30, 1997 and 1996 comprises:

                                       YEAR ENDED JUNE 30,
                                       -------------------
                                      1997           1996
                                      ----           ----
     Current:
          State                    $   (5,000)    $  (4,000)
          Deferred federal            241,000
                                      -------        ------
                                   $  236,000     $  (4,000)
                                   ----------     ---------
                                   ----------     ---------

The components of deferred income taxes at June 30, 1997 are as follows:

     Deferred tax assets:
       Federal net operating loss carryforwards           $  4,728,000
       State net operating loss carryforwards                  225,000
       Book reserves and accrued liabilities                   349,000
       Federal general business and other tax credits          517,000
       State R&D and other credits                             102,000
                                                               -------
                                                             5,921,000
     Valuation allowance                                   (5,680,000)
                                                           -----------
     Deferred taxes                                       $    241,000
                                                          ------------
                                                          ------------


The Company's federal and state net operating loss carryforwards expire in 1997 through 2011. Additionally, the Company's federal and state research and development credits expire in 1998 through 2009. During 1991 the Company sustained a change in ownership as defined in Section 382 of the Internal Revenue Code; as a result, an annual limitation of approximately $350,000 was imposed on the utilization of the net operating loss carryforwards generated prior to the date of change. In addition, Section 383 places a limitation on the usage of tax credits generated prior to such a change. Subsequent to the date of the ownership change in 1991, there have been numerous additional equity issuances; as a result, the Company may have experienced, or could experience in the future, similar ownership changes, which could result in additional limitations on the annual utilization of the Company's net operating loss carryforwards and tax credits generated prior to the new change in ownership. The provision for income taxes results in an effective rate which differs from the federal statutory rate. A reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows:

                                                       YEAR ENDED JUNE 30,
                                                       -------------------
                                                     1997             1996
                                                     ----             ----

Benefit (provision) at federal statutory
  income tax rate                                 $(204,000)     $  1,228,000
utilization of Federal net operating loss
  carryforward                                      445,000
Losses for which no current benefit is available                   (1,228,000)
State income taxes                                   (5,000)           (4,000)
                                                     ------            ------
                                                  $ 236,000      $     (4,000)
                                                  ---------      ------------
                                                  ---------      ------------

NOTE 11 - COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENT

The Company leases certain equipment under non-cancelable capital leases, which are included in property and equipment. As of June 30, 1997, the cost and accumulated amortization of such equipment was $93,000 and $42,000, respectively.

ITEC and its subsidiaries lease operating facilities under non-cancelable agreements under the following terms: ITEC and PCPI in San Diego, California, for 3 years, commencing February 1, 1996; PCPI in Nagoya Japan under a month to month lease; Prima in Santa Clara, California, for 5 years, commencing July 1, 1997; and NewGen in Costa Mesa, California, for approximately 3 years ending on July 31, 1998 with an option to extend for two additional three-year periods.

Future minimum rental commitments under non-cancelable leases are reflected in the following table:

     YEAR ENDING JUNE 30,               CAPITAL LEASES      OPERATING LEASES
     --------------------               --------------      ----------------
     1998                                  $  17,000           $  386,000
     1999                                      7,000              144,000
     2000                                      1,000               76,000
     2001                                                          79,000
     2002                                                          81,000
                                              ------               ------
     Total minimum lease payments             25,000           $  766,000
                                                               ----------
                                                               ----------

     Amount representing interest            (3,000)
                                             -------

Net present value of minimum lease pmts.   $  22,000
                                           ---------
                                           ---------

Total rental expense was approximately $459,000 in fiscal 1997 and $217,000 in fiscal 1996.

LEGAL MATTERS

The Company, because of the nature of its business, is from time to time threatened or involved in legal actions. The Company, after discussion with legal counsel, does not consider that any of these legal actions now pending will result in a material adverse effect on the consolidated financial position or results of operations of the Company and, further, does not consider that any such proceedings fall outside ordinary, routine litigation incidental to the business of the Company.

NOTE 12 - RELATED PARTY TRANSACTIONS

A director receives compensation as a consultant to the Company on corporate matters and investment banking issues under an agreement expiring in March 1999. These consulting fees amounted to $120,000 and $108,000 during fiscal 1997 and 1996, respectively. During fiscal 1996, approximately $81,000 of accrued consulting fees and $27,000 for accrued directors fees owed to the Director were converted into unregistered shares of the Company's common stock.

As discussed in Note 5, one of the Company's directors loaned to the Company an aggregate of $100,000 with interest at the rate of 7% per year. As of June 30, 1997, borrowing under this Note Payable aggregated $100,000.


NOTE 13 - EVENTS SUBSEQUENT TO JUNE 30, 1997

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
On August 21, 1997, the Company closed a private placement of its newly designated Series C Redeemable Convertible Preferred Stock ("Series C Shares") in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D ("Regulation D") as promulgated by the United States Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "1933 Act").

In the initial closing of $5,000,000, ITEC issued 500 Series C Shares and warrants to purchase up to 200,000 shares of the Company's common stock. After satisfying certain holding periods, each of the newly issued Series C Shares is convertible, at the option of its holder, into shares of Common Stock of the Company based upon a conversion price equal to $9.00 or if lower, the lowest closing market price of the Company's Common Stock during the 7 trading days prior to the conversion date. The warrants have an exercise price of $7.50 per share.

Subject to certain additional conditions, the Company has the right to call for a second round of financing up to an aggregate amount of $5,000,000, beginning on and including January 1, 1998 and ending June 30, 1998. This additional round of financing would involve the issuance of up to an additional 500 Series C Shares and warrants for the purchase of up to 200,000 shares of Common Stock.

Additionally, purchasers of the Series C Shares are entitled to purchase additional Series C Shares up to 40% of the number of Series C Shares held by each investor on December 31, 1997.

LINE OF CREDIT FACILITY

In August 1997, the Company entered into a $3,000,000 line of credit facility with a commercial bank. The line of credit bears interest at the bank prime rate of interest plus 1%, and is collateralized by substantially all of the assets of ITEC, PCPI and Prima. As of August 25, 1997, there were no borrowings under this line of credit.

ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

     None

PART III
-------------------------------------------------------------------------------

Pursuant to General Instruction E(3) to form 10-KSB, the information required by items 9, 10, 11, and 12 of Part iii is incorporated by reference from the Company's definitive Proxy Statement with respect to its 1997 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after June 30, 1997.

ITEM 13.
EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(a) The following exhibit list states, in the case of certain exhibits, a prior SEC filing which contains the exhibit and from which it is incorporated by reference.
          3(a) Certificate of Incorporation of the Company, as amended, and currently in effect. See also Item 4(a). (Incorporated by reference to Exhibit 3(a) to 1988 Form 10-K.)

          3(b) Certificate of Amendment of Certificate of Incorporation of the Company, filed February 8, 1995, as amended, and currently in effect. (Incorporated by reference to Exhibit 3(b) to 1995 Form 10-K.)

          3(c) Certificate of Amendment of Certificate of Incorporation of the Company, filed May 23, 1997, as amended, and currently in effect.

          3(d) By-Laws of the Company, as amended, and currently in effect. (Incorporated by reference to Exhibit 3(b) to 1987 Form 10-K)

          4(a) Amended Certificate of Designation of Imaging Technologies Corporation with respect to the 5% Convertible Preferred Stock. (Incorporated by reference to Exhibit 4(d) to 1987 Form 10-K.)

          4(b) Amended Certificate of Designation of Imaging Technologies Corporation with respect to the 5% Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4(b) to 1988 Form 10-K.)

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

          10(c) Standard Industrial Lease Multi-Tenant - Modified Net dated January 24, 1996 between the Company and Bernardo View, Ltd.; addendum I to lease; addendum II to lease; Addendum III to Lease. (Incorporated by reference to Exhibit 10(c) to 1996 Form 10-KSB)

          10(d) Reference is made to the various stock options and warrants granted in 1996 to directors and executive officers as described in Notes 6 and 7 to the 1996 financial statements. (Incorporated by reference to Forms S-8 dated February 12, 1996, File Nos. 333-00871, 333-00873 and 333-00879).

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

          10(i.1) Third Party Development Partner License Agreement, effective October 22, 1993, between the Company and Adobe Systems Incorporated. (Incorporated by reference to Exhibit 10(ai) to 1994 Form 10-KSB)

          10(i.2) Reference Port Appendix No. 1, dated October 22, 1993, to the Postscript Support Source and Object Code Distribution License Agreement between Adobe Systems Incorporated and the Company. (Incorporated by reference to Exhibit 10(aj) to 1994 Form 10-KSB)

          10(j) ITEC/APS License Agreement, dated March 28, 1994, between the Company and Integrated Device Technology, Inc. (Incorporated by reference to Exhibit 10(ak) to 1994 Form 10-KSB)

          10(k) International Sales Representative Agreement, dated October 15, 1993, between the Company and Nippo Ltd. (Incorporated by reference to Exhibit 10(ao) to 1994 Form 10-KSB).

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

          10(m.2) Warrant Certificate for 250,000 Warrants to Purchase Shares of Common Stock of the Company at $1.50 per share, dated September 17,

          1993, between the Company and Robinson International, Ltd. (Incorporated by reference to Exhibit 10(as) to 1994 Form 10-KSB)

          10(m.3) Warrant Certificate for 250,000 Warrants to Purchase Shares of Common Stock of the Company at $1.00 per share, dated September 17, 1993, between the Company and Robinson International, Ltd. (Incorporated by reference to Exhibit 10(at) to 1994 Form 10-KSB)


          10(n) ITEC/MEI License Agreement, dated September 30, 1994 between the Company and Matsushita Electric Industrial Co., Ltd. (Incorporated by reference to Exhibit 10(aac) to 1994 Form 10-KSB)

          10(o) Form of standard Warrant Agreement dated January 3, 1996 issued to Harry J. Saal as described in Note 6 to the 1996 financial statements. (Incorporated by reference to Exhibit 10(o) to 1996 Form 10-KSB)

          10(p) Form of standard Warrant and Consulting Agreement issued to consultants as described in Note 6 to the 1996 financial statements. (Incorporated by reference to Form S-8 dated May 9, 1996, File Number 333-03375)

          10(q) Compensation Agreement between the Company and Brian Bonar, dated September 1, 1994. (Incorporated by reference to Exhibit 10(q) to 1996 Form 10-KSB)

          11 EPS calculation

          21 List of Subsidiaries of the Company

          23 Consent of Independent Accountants

Exhibits 10(a.1), (a.2), (b.1), (b.2), (b.3), (d), (e.1), (e.2), (f), (g.1),
(g.2), and (q) are management contracts or compensatory plans or arrangements.

The Company will furnish a copy of any exhibit to a requesting stockholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

(b)  No reports on Form 8-K were filed during the last quarter of fiscal 1997

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          PERSONAL COMPUTER PRODUCTS, INC.


By:       EDWARD W. SAVARESE
          ------------------
          Edward W. Savarese
          Vice Chairman, President, and
          Chief Executive Officer

          September 29, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                     TITLE                           DATE
     ---------                     -----                           ----

HARRY J. SAAL       Chairman of the Board of Directors        September 29, 1997
-------------
Harry J. Saal

EDWARD W. SAVARESE  Vice Chairman of the Board of Directors   September 29, 1997
------------------  and Chief Executive  Officer
Edward W. Savarese

BRIAN BONAR         President and Chief Operating Officer     September 29, 1997
-----------
Brian Bonar

RALPH R. BARRY      Vice President, Chief Financial Officer,  September 29, 1997
--------------      Secretary and Treasurer
Ralph R. Barry      (PRINCIPAL FINANCIAL OFFICER AND
                    PRINCIPAL ACCOUNTING OFFICER)

IRWIN ROTH          Director                                  September 29, 1997
----------
Irwin Roth

A.L. DUBROW         Vice President and Director               September 29, 1997
-----------
A.L. DuBrow

FRANK KAVANAUGH     Vice President and Director               September 29, 1997
---------------
Frank Kavanaugh

                                INDEX TO EXHIBITS

-------------------------------------------------------------------------------
NUMBER    DESCRIPTION OF EXHIBIT                                           PAGE

3(a) Certificate of Incorporation of the Company, as amended, and currently in effect. See also Item 4(a). (Incorporated by
          reference to Exhibit 3(a) to 1988 Form 10-K.) ................     *

3(b)      Certificate of Amendment of Certificate of Incorporation of
          the Company, filed February 8, 1995. (Incorporated by
          reference to Exhibit 3(b) to 1995 Form 10-K.) .........            *

3(c) Certificate of Amendment of Certificate of Incorporation of the Company, filed May 23, 1997, as amended, and currently in effect. 37

3(d)      By-Laws of the Company, as amended, and currently in effect.
          (Incorporated by reference to Exhibit 3(b) to 1987 Form 10-K)      *

4(a) Amended Certificate of Designation of Imaging Technologies Corporation with respect to the 5% Convertible Preferred Stock.
          (Incorporated by reference to Exhibit 4(d) to 1987 Form 10-K.)     *

4(b) Amended Certificate of Designation of Imaging Technologies Corporation with respect to the 5% Series B Convertible
          Preferred Stock (Incorporated by reference to Exhibit 4(b)
          to 1995 Form 10-K.) ....................                           *

10(a.1)   1984 Stock Option Plan for the Company. (Incorporated by
          reference to Form S-8 Filed October 26, 1984, File No. 2-93993.)   *

10(a.2)   Forms of standard Non-Qualified and Incentive Stock Option
          Agreement for 1984 Stock Option Plan. (Incorporated by reference
          to Form S-8 filed October 26, 1984, File No. 2-93993.) .........   *

10(b.1)   1988 Stock Option Plan for the Company. (Incorporated by
          reference to Exhibit 10(g) in 1989 Form 10-K.) .............       *

10(b.2)   Amendment and Restatement of 1988 Stock Option Plan.
          (Incorporated by reference to Exhibit 10(d) to 1991 Form 10-K.)    *

10(b.3)   Forms of standard Non-Qualified and Incentive Stock Option
          Agreement for 1988 Stock Option Plan. (Incorporated by reference
          to Exhibit 10(e) to 1991 Form 10-K) ...........................    *

10(c)     Standard Industrial Lease Multi-Tenant - Modified Net dated
          January 24, 1996 between the Company and Bernardo View, Ltd.; addendum I to lease; addendum II to lease; Addendum III to Lease.
          (Incorporated by reference to Exhibit 10(c) to 1996 Form 10-KSB)   *

10(d)     Reference is made to the various stock options and warrants granted in 1996 to directors and executive officers as described in Notes 6 and 7 to the 1996 financial statements. (Incorporated by reference to Forms S-8 dated February 12, 1996, File Nos.
          333-00871, 333-00873 and 333-00879).   ............                *

10(e.1)   Executive Employment Agreement, as amended, between the Company and Edward W. Savarese, dated July 1, 1990 and amended as of February 25, 1994. (Incorporated by reference to Exhibit 10(k)
          to 1994 Form 10-KSB.)........................                      *

10(e.2)   Compensation Agreement between the Company and Edward W.
          Savarese, dated November 16, 1992. (Incorporated by reference to
          Exhibit 10(af) to 1993 Form 10-KSB.) ..........................    *



*EXHIBIT IS INCORPORATED BY REFERENCE ONLY AND A COPY IS NOT INCLUDED IN THIS FILING.

NUMBER    DESCRIPTION OF EXHIBIT                                           PAGE

10(f)     Compensation Agreement between the Company and Harry J. Saal, dated November 16, 1992. (Incorporated by reference to Exhibit
          10(ad) to 1993 Form 10-KSB.) ...........................           *

10(g.1) Compensation Agreement between the Company and Irwin Roth, dated ovember 16, 1992. (Incorporated by reference to Exhibit 10(ag)
          to 1993 Form 10-KSB) ............................                  *

10(g.2)   Consulting Agreement, dated April 1, 1994, between the Company and Irwin Roth. (Incorporated by reference to Exhibit 10(az) to
          1994 Form 10-KSB.).............................................     *

10(h) Acquisition Agreement for acquisition of Prima International subsidiary on October 1, 1993. (Incorporated by reference to
          Exhibit 2.1 to Amendment No. 1 to Form 8K/A dated October 14,
          1993.) ............................................                *

10(i.1)   Third Party Development Partner License Agreement, effective
          October 22, 1993, between the Company and Adobe Systems
          Incorporated. (Incorporated by reference to Exhibit 10(ai) to
          1994 Form 10-KSB.) ..............................................  *

10(i.2) Reference Port Appendix No. 1, dated October 22, 1993, to the Postscript Support Source and Object Code Distribution License Agreement between Adobe Systems Incorporated and the Company. (Incorporated by reference to Exhibit 10(aj) to 1994 Form 10-KSB.) *

10(j) ITEC/APS License Agreement, dated March 28, 1994, between the Company and Integrated Device Technology, Inc. (Incorporated by
          reference to Exhibit 10(ak) to 1994 Form 10-KSB.).............     *

10(k) International Sales Representative Agreement, dated October 15, 1993, between the Company and Nippo Ltd. (Incorporated by
          reference to Exhibit 10(ao) to 1994 Form 10-KSB.).......           *

10(l) Consulting Agreement dated September 17, 1993 between the Company and Marius A. Robinson. (Incorporated by reference to Exhibit
          10(aq) to 1994 Form 10-KSB.) .................................     *

10(m.1)   Warrant Purchase Agreement, dated September 17, 1993, between the Company and Robinson International, Ltd. (Incorporated by
          reference to Exhibit 10(ar) to 1994 Form 10-KSB.) ...........      *

10(m.2) Warrant Certificate for 250,000 Warrants to Purchase Shares of Common Stock of the Company at $1.50 per share, dated September
          17, 1993, between the Company and Robinson International, Ltd. (Incorporated by reference to Exhibit 10(as) to 1994 Form 10-KSB.) *

10(m.3) Warrant Certificate for 250,000 Warrants to Purchase Shares of Common Stock of the Company at $1.00 per share, dated September
          17, 1993, between the Company and Robinson International, Ltd. (Incorporated by reference to Exhibit 10(at) to 1994 Form 10-KSB.) *


* EXHIBIT IS INCORPORATED BY REFERENCE ONLY AND A COPY IS NOT INCLUDED IN THIS FILING.

NUMBER    DESCRIPTION OF EXHIBIT                                           PAGE

10(n)     ITEC/MEI License Agreement, dated September 30, 1994 between the Company and Matsushita Electric Industrial Co., Ltd. (Incorporated by reference to Exhibit 10(aac) to 1994 Form
          10-KSB.) ....................................................      *

10(o)     Form of standard Warrant Agreement dated January 3, 1996 issued to Harry J. Saal as described in Note 6 to the 1996 financial statements. (Incorporated by reference to Exhibit 10(c) to 1996
          Form 10-KSB).................................................      *

10(p) Form of standard Warrant and Consulting Agreement issued to consultants as described in Note 6 to the 1996 financial statements. (Incorporated by reference to Form S-8 dated May 9,
          1996, File Number 333-03375). ...............................      *

10(q)     Compensation Agreement between the Company and Brian Bonar dated September 1 , 1994. (Incorporated by reference to Exhibit
          10(r) to 1995 Form 10-KSB).     .............................      *

11        EPS calculation .............................................      38

21        List of Subsidiaries of the Company..........................      39

23        Consent of Independent Accountants ..........................      40



* EXHIBIT IS INCORPORATED BY REFERENCE ONLY AND A COPY IS NOT INCLUDED IN THIS FILING.