Form 10QSB
period 1997-09-30
IMAGING TECHNOLOGIES CORP/CA
filed 1997-11-14
CIK 725394

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
        [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                          or

        [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file No. 0-12641

                                        [LOGO]
                           IMAGING TECHNOLOGIES CORPORATION
          (Exact name of small business issuer as specified in its charter)

               DELAWARE                                        33-0021693
     (State or other jurisdiction of                     (IRS Employer ID No.)
     incorporation or organization)

                                  11031 VIA FRONTERA
                             SAN DIEGO, CALIFORNIA 92127
                       (Address of principal executive offices)

           Issuer's Telephone Number, Including Area Code:  (619) 613-1300

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---     ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at November 12, 1997:
Class: Common Stock, $0.005 par                      10,047,145 Shares
-------------------------------              ---------------------------------

Transitional Small Business Disclosure Format (Check one):
                                     Yes      No  X
                                         ---     ---

                         IMAGING TECHNOLOGIES CORPORATION
                                 AND SUBSIDIARIES

-------------------------------------------------------------------------------
                                     INDEX
-------------------------------------------------------------------------------
                                                                          PAGE
                                                                           NO.

Part I.   Financial Information:

          Consolidated Condensed Balance Sheet, September 30, 1997          1

          Consolidated Condensed Statement of Operations
                 Three Months ended September 30, 1997 and 1996             2

          Consolidated Condensed Statement of Cash Flows
                 Three Months ended September 30, 1997 and 1996             3

          Notes to Consolidated Condensed Financial Statements              4

          Management's Discussion and Analysis or Plan of Operations        5

Part II.   Other Information                                                9
-------------------------------------------------------------------------------

                        IMAGING TECHNOLOGIES CORPORATION
                                 AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                SEPTEMBER 30, 1997

-------------------------------------------------------------------------------
                                      ASSETS
-------------------------------------------------------------------------------

Current assets:
     Cash                                                     $   3,602,000
     Accounts receivable, net                                     8,868,000
     Inventories                                                  2,704,000
     Other current assets                                           821,000
                                                              -------------
Total current assets                                             15,995,000

Capitalized software, net                                         1,109,000
Prepaid licenses, net                                               941,000
Property and equipment, net                                       1,506,000
Other                                                               372,000
                                                              -------------

                                                              $  19,923,000
                                                              -------------
                                                              -------------

-------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                         $   2,103,000
     Accrued expenses                                               815,000
     Deferred revenues                                              155,000
     Notes payable and capital leases                             1,880,000
                                                              -------------

Total current liabilities                                         4,953,000
                                                              -------------

Shareholders' equity:
     5% convertible preferred stock
      $1,000 PAR VALUE, 7,500 SHARES AUTHORIZED,
      420.5 ISSUED AND OUTSTANDING                                  420,000
     Series C redeemable convertible preferred stock
      $1,000 PAR VALUE, $10,000 LIQUIDATION VALUE,
      1,200 SHARES AUTHORIZED, 500 ISSUED AND OUTSTANDING         5,000,000
     Preferred stock
      $1,000 PAR VALUE, 1,183 AUTHORIZED, NO SHARES
      ISSUED AND OUTSTANDING
     Common stock
      $.005 PAR VALUE, 100,000,000 SHARES AUTHORIZED,
      9,977,145 SHARES ISSUED AND OUTSTANDING                        49,000
     Paid-in capital                                             31,973,000
     Shareholder loans                                             (140,000)
     Accumulated deficit                                        (22,332,000)
                                                              -------------
Total shareholders' equity                                       14,970,000
                                                              -------------
                                                              $  19,923,000
                                                              -------------
                                                              -------------

-------------------------------------------------------------------------------


  SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           IMAGING TECHNOLOGIES CORPORATION
                                   AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                   1997            1996
---------------------------------------------------------------------------------------------
Revenues:
   Sales of products                                           $  5,668,000   $   5,893,000
   Engineering fees                                               1,516,000       1,318,000
   License fees and royalties                                                       275,000
                                                               ------------   -------------
                                                                  7,184,000       7,486,000
                                                               ------------   -------------

Costs and expenses:
   Cost of products sold                                          3,939,000       3,975,000
   Selling, general and administrative                            1,803,000       3,105,000
   Cost of engineering fees and  research and development           597,000         756,000
   Purchased research and development                                               780,000
                                                               ------------   -------------
                                                                  6,339,000       8,616,000
                                                               ------------   -------------

Income (loss) from operations                                       845,000      (1,130,000)

Other income (expense):
Interest, net                                                       (26,000)
                                                               ------------   -------------

Net income (loss) before provision
for income taxes                                                    819,000      (1,130,000)

Provision for taxes                                                   4,000           4,000
                                                               ------------   -------------

Net income (loss)                                              $    815,000   $  (1,134,000)
                                                               ------------   -------------
                                                               ------------   -------------


Primary and fully diluted income (loss) per common share       $       0.07   $       (0.13)
                                                               ------------   -------------
                                                               ------------   -------------

Average shares outstanding                                       12,517,000       8,919,000
---------------------------------------------------------------------------------------------

        SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                        IMAGING TECHNOLOGIES CORPORATION
                                 AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                            1997           1996
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $    815,000   $ (1,134,000)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH USED
     BY OPERATING ACTIVITIES:
     Depreciation and amortization of property and equipment                143,000        125,000
     Purchased research and development                                                    780,000
     Changes in assets and liabilities:
          Accounts receivable                                            (1,432,000)      (734,000)
          Inventories                                                      (365,000)       787,000
          Other current assets                                             (276,000)      (376,000)
          Accounts payable and accrued expenses                            (762,000)       236,000
          Deferred revenues                                                (201,000)       (53,000)
                                                                       ------------   ------------
NET CASH USED BY OPERATING ACTIVITIES                                    (2,078,000)      (369,000)
                                                                       ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Prepaid licenses and royalties                                        (244,000)      (112,000)
     Capitalized software development costs                                (560,000)
     Purchase of net assets by NewGen                                                      (86,000)
     Capital expenditures                                                   (10,000)      (149,000)
                                                                       ------------   ------------
NET CASH USED BY INVESTING ACTIVITIES                                      (814,000)      (347,000)
                                                                       ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of preferred stock                            5,000,000
     Net proceeds from exercise of stock options and warrants               695,000         11,000
     Net increase line-of-credit - NewGen                                   633,000        174,000
     Principal payments under capital lease obligations                      (3,000)
     Capital contributions - NewGen                                                      1,002,000
     Repayment of notes payable                                             (24,000)      (141,000)
                                                                       ------------   ------------
NET CASH USED BY FINANCING ACTIVITIES                                     6,301,000      1,046,000
                                                                       ------------   ------------

Net increase in cash                                                      3,409,000        330,000

Cash at the beginning of the period                                         193,000      4,390,000
                                                                       ------------   ------------
Cash at the end of the period                                          $  3,602,000   $  4,720,000
                                                                       ------------   ------------
                                                                       ------------   ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                          $     10,000   $      5,000
                                                                       ------------   ------------
                                                                       ------------   ------------
     Cash paid during the period for income taxes
------------------------------------------------------------------------------------------------------

    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      IMAGING TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have not been audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements which are included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997 filed with the Securities and Exchange Commission. Interim operating results are not necessarily indicative of operating results for the full year.

NOTE 2 - INVENTORIES

Inventories at September 30, 1997 consisted of the following:

              Raw materials and supplies      $  1,081,000
              Work in process                      146,000
              Finished goods                     1,477,000
                                              ------------
                                              $  2,704,000
                                              ------------
                                              ------------

NOTE 3 - SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

NOTE 4 - LINE OF CREDIT FACILITY

In August 1997, the Company entered into a $3,000,000 line of credit facility with a commercial bank. The line of credit bears interest at the bank prime rate of interest plus 1%, and is collateralized by substantially all of the assets of ITEC, PCPI and Prima. As of September 30, 1997, there were no borrowings under this line of credit.

                        IMAGING TECHNOLOGIES CORPORATION
                                 AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

This Form 10-QSB contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. While management is optimistic about the Company's long-term prospects, the historical financial information contained herein may not be indicative of future financial performance. In fact, future financial performance may be materially different from the historical financial performance. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors that could cause actual results to differ materially include, but are not limited to: business conditions and growth in the electronics industry and general economy - both domestic and international; lower than expected customer orders; competitive factors, including pricing pressures, technological developments and products offered by competitors; availability of components; technological difficulties and resource constraints encountered in developing new products; and the timely flow of competitive new products and market acceptance of those products. Actual results may differ materially from these statements as a result of risk factors inherent in the Company's business, industry, customer base, or other factors. Risk factors which are applicable to the Company may be found in the Company's various filing with the Securities and Exchange Commission.

Users of this Form 10-QSB are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

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

Effective February 14, 1997, the Company consummated its merger with NewGen Imaging Systems, formerly NewGen Systems Acquisition Corporation ("NewGen"). Accordingly, the consolidated results of operations for the quarter ended September 30, 1996 includes pre-merger net sales of $3,761,000 and a net loss after taxes of $1,559,000.

Total ITEC revenues were $7,184,000 for the quarter ended September 30, 1997 versus $7,486,000 for the quarter ended September 30, 1996. The Company, through its PCPI Technologies subsidiary, recognized non-recurring engineering fees ("NRE") to adapt the Company's software products to controllers of its OEM customers of approximately $1,516,000 for the quarter ended September 30, 1997 compared to $1,318,000 for the quarter ended September 30, 1996, an increase of 15%. The Company had net income of $815,000 for the quarter ended September 30, 1997 compared to a net loss of $1,134,000 for the quarter ended September 30, 1996.

REVENUES

SALES OF PRODUCTS were $5,668,000 for the quarter ended September 30, 1997 versus $5,893,000 for the quarter ended September 30, 1996. The Company's sales of products were derived primarily from ITEC's wholly-owned subsidiaries Prima International ("Prima") and NewGen Imaging Systems ("NewGen").

Sales of product through Prima for the quarters ended September 30, 1997 and 1996 were $2,376,000 and $2,132,000, respectively. The majority of Prima's sales were from distribution of PCMCIA-based memory storage products. The increase in product sales during for the quarter ended September 30, 1997 is attributed to an increase in Prima's distribution sales of PCMCIA-based memory products from SanDisk Corporation and Integral Peripherals, Inc.

Sales of product through NewGen for the quarter ended September 30, 1997 were $3,215,000 compared to $3,761,000 for the quarter ended September 30, 1996. The decline in these sales is the result of a product transition from certain "older technology-based" products which have been phased out. NewGen's sales of products are derived from high resolution imaging and color digital proofing products, which in some cases have been designed by NewGen or to NewGen's specifications, to customers in the printing and graphic arts industry throughout the world.

The Company has been transitioning from older technology and products, to new technology-based printer controller products over the past few years. It is anticipated that certain of these new technology-based products being developed by PCPI can be distributed into NewGen's customer base.

ENGINEERING FEES during the quarters ended September 30, 1997 and 1996 were derived through the Company's PCPI Technologies subsidiary performing work on engineering projects that were funded by OEM customers under non-recurring engineering contracts. NRE revenue for the quarter ended September 30, 1997 and 1996 was $1,516,000 and $1,318,000, respectively, which was recognized during the course of development based on the percentage of completion method.

LICENSE FEES AND ROYALTIES through the Company's PCPI Technologies subsidiary for the quarter ended September 30, 1996 were $275,000 and were derived primarily from "older-technology" based products. During the quarter ended September 30, 1997, no such revenues were recognized. In the past, license fees and royalty revenue have shown significant period-to-period fluctuations which may continue in future periods. PCPI Technologies has submitted several proposals to prospective customers in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase-TM- technology. While PCPI Technologies has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer which may result in the generation of future royalty and license revenues or that these products, once generating royalties, will continue to do so.

COST OF PRODUCTS SOLD

Cost of products sold for the quarter ended September 30, 1997 and 1996 were $3,939,000 and $3,975,000, respectively, representing gross margins of 31% and 33%. The decrease in the gross margin percentage is attributed to a change in the product mix between the periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended September 30, 1997 were $1,803,000 versus $3,105,000 for the quarter ended September 30, 1996 The decrease is primarily the result of the Company's concerted effort to reduce the general and administrative expenses of the Company over the past year through the consolidation of various administrative functions. These decreases are partially offset by increased selling expenses in an attempt to stimulate technology and product sales.

COST OF ENGINEERING FEES AND RESEARCH AND DEVELOPMENT

Cost of engineering fees and research and development for the quarter ended September 30, 1997 was $597,000 versus $756,000 for the quarter ended September 30, 1996, representing technology sales gross margins of 61% and 43%. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers. A significant component of the decreased cost of engineering fees and research and development is attributed to reduced hardware production costs during the quarters and a reduction in the amount of outside consultants being used by PCPI Technologies.

During for the quarter ended September 30, 1997, the Company capitalized certain qualified costs in the aggregate amount of $510,000 pursuant to Financial Accounting Standard No. 86 ("Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed").

The consolidated statement of operations for the quarter ended September 30, 1996, includes approximately $780,000 of purchased research and development costs associated with the July 1996 purchase of the rights to certain products lines under development by NewGen.

Over the past year, PCPI Technologies has noticed an increase in the demand for qualified engineers in the local market. As a result of this increased demand, the cost of hiring and maintaining engineers could continue to increase and PCPI Technologies could experience difficulty in obtaining these resources in the future. Should the local market not be able to supply the required engineering talent, the Company may be required to hire individuals from outside the market or consider establishing an engineering division in an area of the country that could more readily support PCPI Technologies engineering requirements.

OTHER INCOME AND LOSS

Net interest expense was $26,000 for the quarter ended September 30, 1997. The Company had no net interest expense for the quarter ended September 30, 1996. The increase is associated with the increase in the usage of the Company's line of credit facility at NewGen which was partially offset by reductions in the outstanding debt at ITEC and increased interest income associated with the increased cash invested during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of $11,042,000 compared to working capital of $5,203,000 as of June 30, 1997. The increase is primarily attributed to the continued improvement of the Company's operations and the initial $5,000,000 closing of the C Redeemable Convertible Preferred Stock ("Series C Shares"). Under the terms of the Series C private placement, subject to certain additional conditions, the Company has the right to call for a second round of financing up to an aggregate amount of $5,000,000 and the holders of the Series C Shares, subject to certain conditions, are entitled to purchase additional Series C Shares up to $2,000,000. In addition, the Company closed a $3,000,000 line of credit facility with a commercial bank to help to finance the sales growth of PCPI Technologies and Prima.

The Company's Adobe co-development projects present continuing liquidity problems for PCPI Technologies because, in the short-term, these activities are net users of working capital. Although the Company has improved its liquidity, adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. The increasing sales at Prima and NewGen place additional pressures on ITEC's working capital. In addition, as noted above, while the Company has entered into several contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer that will generate future royalty and license revenues or that once these products are being shipped by the Company's customers that they will continue to generate royalties.

The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at September 30, 1997 was approximately $476,000.

As of September 30, 1997, the Company's wholly-owned subsidiary NewGen had $500,000 of available borrowings under its special purpose line of credit and ITEC had $1,620,000 of available borrowings under its special purpose line of credit.

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

                                       IMAGING TECHNOLOGIES CORPORATION


                                       BY: HARRY J. SAAL
                                       -------------------------------------
DATE:  November 12, 1997               Harry J. Saal
                                       CHAIRMAN OF THE BOARD


                                       BY: EDWARD W. SAVARESE
                                       -------------------------------------
DATE:  November 12, 1997               Edward W. Savarese
                                       VICE CHAIRMAN OF THE BOARD, CHIEF
                                        EXECUTIVE OFFICER

                                       BY: RALPH R. BARRY
                                       -------------------------------------
DATE:  November 12, 1997               Ralph R. Barry
                                       VICE PRESIDENT AND CHIEF
                                        FINANCIAL OFFICER