Form 10QSB
period 1997-12-31
IMAGING TECHNOLOGIES CORP/CA
filed 1998-02-17
CIK 725394

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

                  /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                         or

                  / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission file No. 0-12641


                                       [LOGO]

                          IMAGING TECHNOLOGIES CORPORATION
         (Exact name of small business issuer as specified in its charter)

              DELAWARE                                     33-0021693
    (State or other jurisdiction                      (IRS Employer ID No.)
 of incorporation or organization)

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

                         Class:  Common Stock, $0.005 par
                         --------------------------------

                Outstanding at February 13, 1998: 11,243,483 Shares
                ---------------------------------------------------

Transitional Small Business Disclosure Format (Check one):

                                  Yes / /  No  /X/

                         IMAGING TECHNOLOGIES CORPORATION
                                  AND SUBSIDIARIES

-------------------------------------------------------------------------------
                                        INDEX
-------------------------------------------------------------------------------
                                                                        PAGE
                                                                         NO.
 Part I.   Financial Information:

           Consolidated Condensed Balance Sheet, December 31, 1997        1


           Consolidated Condensed Statement of Operations
               Three Months ended December 31, 1997 and 1996              2

           Consolidated Condensed Statement of Operations
               Six Months ended December 31, 1997 and 1996                3

           Consolidated Condensed Statement of Cash Flows
               Six Months ended December 31, 1997 and 1996                4

           Notes to Consolidated Condensed Financial Statements           5

           Management's Discussion and Analysis or Plan of Operations     6

 Part II.  Other Information                                             11
-------------------------------------------------------------------------------

                         IMAGING TECHNOLOGIES CORPORATION
                                  AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEET
                                    (UNAUDITED)
                                 DECEMBER 31, 1997

-------------------------------------------------------------------------------
                                     ASSETS
-------------------------------------------------------------------------------
Current assets:
     Cash                                                     $   3,103,000
     Accounts receivable, net                                    11,579,000
     Inventories                                                  3,139,000
     Other current assets                                         1,184,000
                                                              -------------
Total current assets                                             19,005,000

Capitalized software, net                                         1,628,000
Prepaid licenses, net                                             1,021,000
Property and equipment, net                                       1,523,000
Goodwill                                                            382,000
Other                                                               299,000
                                                              -------------

                                                              $  23,858,000
                                                              -------------
                                                              -------------
-------------------------------------------------------------------------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                         $   2,764,000
     Accrued expenses                                             1,001,000
     Deferred revenues                                               98,000
     Notes payable and capital leases                             3,228,000
                                                              -------------

Total current liabilities                                         7,091,000

     Long-term note payable                                         103,000
                                                              -------------

Total liabilities                                                 7,194,000
                                                              -------------

Shareholders' equity:
     5% convertible preferred stock
     $1,000 PAR VALUE, 7,500 SHARES AUTHORIZED,
      420.5 ISSUED AND OUTSTANDING                                  420,000

     Series C redeemable convertible preferred stock
     $1,000 PAR VALUE, $10,000 LIQUIDATION VALUE, 1,200
      SHARES AUTHORIZED, 490 ISSUED AND OUTSTANDING               4,900,000

     Preferred stock
     $1,000 PAR VALUE, 1,183 AUTHORIZED,
      NO SHARES ISSUED AND OUTSTANDING

     Common stock
     $.005 PAR VALUE, 100,000,000 SHARES AUTHORIZED,
      11,146,835 SHARES ISSUED AND OUTSTANDING                       50,000

     Paid-in capital                                             33,405,000
     Shareholder loans                                             (135,000)
     Accumulated deficit                                        (21,976,000)
                                                              -------------

Total shareholders' equity                                       16,664,000
                                                              -------------

                                                              $  23,858,000
                                                              -------------
                                                              -------------
-------------------------------------------------------------------------------

   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                        IMAGING TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

-------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED DECEMBER 31,
                                                         1997                 1996
-------------------------------------------------------------------------------------
Revenues:
     Sales of products                              $  8,219,000        $  6,108,000
     Engineering fees                                  1,531,000           1,396,000
     Royalties                                                                10,000
                                                    ------------        ------------
                                                       9,750,000           7,514,000
                                                    ------------        ------------

Costs and expenses:
     Cost of products sold                             5,913,000           3,796,000
     Selling, general and administrative               2,169,000           2,756,000
     Cost of engineering fees and research and
       development                                       572,000             697,000
                                                    ------------        ------------
                                                       8,654,000           7,249,000
                                                    ------------        ------------

Income from operations                                 1,096,000             265,000

Other income (expense):
     Interest, net                                       (16,000)            (15,000)
     Other                                                                    49,000
                                                    ------------        ------------
                                                         (16,000)             34,000
                                                    ------------        ------------

Net income before provision for income taxes           1,080,000             299,000

Provision for taxes                                                            6,000
                                                    ------------        ------------

Net income                                          $  1,080,000        $    293,000
                                                    ------------        ------------
                                                    ------------        ------------

Primary and fully diluted income
  per common share                                  $       0.08        $       0.03
                                                    ------------        ------------
                                                    ------------        ------------

Average shares outstanding                            13,561,000           8,962,000
                                                    ------------        ------------
                                                    ------------        ------------
-------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         IMAGING TECHNOLOGIES CORPORATION
                                 AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

-------------------------------------------------------------------------------------
                                                      SIX MONTHS ENDED DECEMBER 31,
                                                         1997                1996
-------------------------------------------------------------------------------------
Revenues:
     Sales of products                             $  14,497,000       $  12,396,000
     Engineering fees                                  3,047,000           2,714,000
     Royalties                                                               285,000
                                                    ------------        ------------
                                                      17,544,000          15,395,000
                                                    ------------        ------------

Costs and expenses:
     Cost of products sold                            10,186,000           7,872,000
     Selling, general and administrative               4,293,000           6,107,000
     Cost of engineering fees and  research and
       development                                     1,169,000           1,453,000
     Purchased research and development                                      780,000
                                                    ------------        ------------
                                                      15,648,000          16,212,000
                                                    ------------        ------------

Income (loss) from operations                          1,896,000            (817,000)

Other income (expense):
     Interest, net                                       (42,000)            (11,000)
     Other                                                (2,000)             28,000
                                                    ------------        ------------

                                                         (44,000)             17,000
                                                    ------------        ------------

Net income (loss) before provision for
  income taxes                                         1,852,000            (800,000)

Provision for taxes                                        4,000               9,000
                                                    ------------        ------------

Net income (loss)                                   $  1,848,000         $  (809,000)
                                                    ------------        ------------
                                                    ------------        ------------

Primary and fully diluted income (loss)
  per common share                                  $       0.14         $     (0.10)
                                                    ------------        ------------
                                                    ------------        ------------

Average shares outstanding                            13,412,000           9,069,000
                                                    ------------        ------------
                                                    ------------        ------------
-------------------------------------------------------------------------------------

       SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          IMAGING TECHNOLOGIES CORPORATION
                                 AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                                                      SIX MONTHS ENDED DECEMBER 31,
                                                                        1997                1996
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $  1,848,000        $   (809,000)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH USED
     BY OPERATING ACTIVITIES:
     Depreciation and amortization of property and equipment            298,000             628,000
     Purchased research and development                                                     780,000
     Changes in assets and liabilities:
          Accounts receivable                                        (3,028,000)         (1,794,000)
          Inventories                                                  (497,000)             12,000
          Other current assets                                         (659,000)           (403,000)
          Accounts payable and accrued expenses                         149,000            (798,000)
          Deferred revenues                                            (258,000)           (178,000)
                                                                   ------------         -----------
NET CASH USED BY OPERATING ACTIVITIES                                (2,147,000)         (2,562,000)
                                                                   ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Prepaid licenses and royalties                                    (323,000)           (179,000)
     Capitalized software development costs                          (1,079,000)           (151,000)
     Purchase of net assets by NewGen Systems Corporation                                   (86,000)
     Proceeds from certificate of deposit                                                    50,000
     Capital expenditures                                              (104,000)           (550,000)
                                                                   ------------         -----------
NET CASH USED BY INVESTING ACTIVITIES                                (1,506,000)           (916,000)
                                                                   ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of preferred stock                        5,000,000
     Net proceeds from exercise of stock options and warrants           581,000             176,000
     Net increase line-of-credit                                      1,234,000             324,000
     Principal payments under capital lease obligations                  (5,000)            (13,000)
     Proceeds from long term debt                                                            96,000
     Proceeds from shareholder loans                                     12,000
     Capital contributions - NewGen                                                       1,002,000
     Repayment of notes payable                                        (321,000)            (10,000)
                                                                   ------------         -----------
NET CASH USED BY FINANCING ACTIVITIES                                 6,501,000           1,575,000
                                                                   ------------         -----------

Net increase (decrease) in cash                                       2,848,000          (1,903,000)

Cash at the beginning of the period                                     255,000           4,394,000
                                                                   ------------         -----------
Cash at the end of the period                                      $  3,103,000        $  2,491,000
                                                                   ------------         -----------
                                                                   ------------         -----------

NON-CASH FINANCING ACTIVITIES:
     Conversion of preferred stock into common stock               $    100,000        $  1,371,000
                                                                   ------------         -----------
                                                                   ------------         -----------
     Options exercised with loans                                  $      8,000        $     22,000
                                                                   ------------         -----------
                                                                   ------------         -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                      $    110,000        $     87,000
                                                                   ------------         -----------
                                                                   ------------         -----------
     Cash paid during the period for income taxes                                      $      9,000
                                                                   ------------         -----------
                                                                   ------------         -----------
-----------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       IMAGING TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have not been audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements which are included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997 and the Company's Form 10-QSB for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission. Interim operating results are not necessarily indicative of operating results for the full year.

NOTE 2 - INVENTORIES

Inventories at December 31, 1997 consisted of the following:

     Raw materials and supplies               $  970,000
     Work in process                              82,000
     Finished goods                            2,087,000
                                              ----------
                                              $3,139,000
                                              ----------
                                              ----------

NOTE 3 - MERGERS AND ACQUISITIONS

ACQUISITION OF MCMICAN CORPORATION

Effective November 24, 1997, the Company purchased the total outstanding shares of the privately-held McMican Corporation, doing business as New Media Memory ("NMM") for 200,000 shares of ITEC common stock. The new operation will be called the Digital Storage Products Division of Imaging Technologies Corporation, producing specialized memory modules for handheld personal computers, digital cameras, and printers.

The transaction was accounted for as a purchase; accordingly, the results of NMM's operations have been included in consolidated operations from the date of acquisition. The following are the unaudited pro forma results of operations of the Company as though NMM was acquired on July 1, 1997.

                         Quarter ended December 31,   Six months ended December 31,
                         --------------------------   -----------------------------
                             1997          1996           1997             1996
                         -----------    ----------    ------------    -------------
Revenues                 $10,570,000    $7,981,000     $19,712,000    $16,754,000
Net income (loss)          1,140,000       252,000       2,035,000       (754,000)
Primary income (loss)
 per common share        $       .08    $      .02     $       .15    $      (.09)

The fair value of the net assets acquired were $1,110,000 and the liabilities assumed were $652,000. In conjunction with the acquisition, the Company recorded goodwill of approximately $309,000.

MERGER OF COLOR SOLUTIONS, INC.

Effective November 30, 1997, Color Solutions, Inc. ("CSI") was merged into a newly created, wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, 850,000 unregistered shares of ITEC's common stock were exchanged for all of the outstanding shares of CSI. On November 30, 1997, CSI began operating as a wholly-owned subsidiary of the Company.

As a result of the merger, which is being accounted for as a pooling of interests, the consolidated results of operations for the six months ended December 31, 1997 and 1996 include pre-merger net sales of $610,000 and $676,000, and net losses after taxes of $48,000 and $117,000, respectively.

                        IMAGING TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

This Form 10-QSB contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. While management is optimistic about the Company's long-term prospects, the historical financial information contained herein may not be indicative of future financial performance. In fact, future financial performance may be materially different from the historical financial performance. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially include, but are not limited to: business conditions and growth in the electronics industry and general economy - both domestic and international; lower than expected customer orders; competitive factors, including pricing pressures, technological developments and products offered by competitors; availability of components; technological difficulties and resource constraints encountered in developing new products; and the timely flow of competitive new products and market acceptance of those products. Actual results may differ materially from these statements as a result of risk factors inherent in the Company's business, industry, customer base, or other factors. Risk factors which are applicable to the Company may be found in the Company's various filing with the Securities and Exchange Commission.

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

Effective February 14, 1997, the Company consummated its merger with NewGen Imaging Systems, formerly NewGen Systems Acquisition Corporation ("NewGen"). Accordingly, the consolidated results of operations for the six months ended December 31, 1996 include pre-merger net sales of $7,190,000 and a net loss after taxes of $1,551,000.

Effective November 24, 1997, the Company consummated its acquisition of McMican Corporation, doing business as New Media Memory ("NMM"). Accordingly, the consolidated results of operations include NMM net sales of $370,000 and income of $19,000 from the date of acquisition.

Effective November 30, 1997, the Company consummated its merger with Color Solutions, Inc. ("CSI"). Accordingly, the consolidated results of operations for the six months ended December 31, 1997 and 1996 include pre-merger net sales of $610,000 and $676,000, and net losses after taxes of $48,000 and $117,000, respectively.

Total ITEC revenues were $9,750,000 for the quarter ended December 31, 1997 versus $7,514,000 for the quarter ended December 31, 1996. The Company, through its PCPI Technologies subsidiary, recognized non-recurring engineering fees ("NRE") to adapt the Company's software products to controllers of its OEM customers and of other related software of approximately $1,531,000 for the quarter ended December 31, 1997 compared to $1,396,000 for the quarter ended December 31, 1996, an increase of 10%. The Company had net income of $1,080,000 for the quarter ended December 31, 1997 compared to net income of $293,000 for the quarter ended December 31, 1996, an increase of 269%.

Total ITEC revenues were $17,544,000 for the six months ended December 31, 1997 versus $15,395,000 for the six months ended December 31, 1996. The Company, through its PCPI Technologies subsidiary, recognized non-recurring engineering fees ("NRE") to adapt the Company's software products to controllers of its OEM customers and of other related software of approximately $3,047,000 for the six months ended December 31, 1997 compared to $2,714,000 for the six months ended December 31, 1996, an increase of 12%. The Company had net income of $1,848,000 for the six months ended December 31, 1997 compared to a net loss of $809,000 for the six months ended December 31, 1996.

REVENUES

SALES OF PRODUCTS were $8,219,000 for the quarter ended December 31, 1997 versus $6,108,000 for the quarter ended December 31, 1996, an increase of 35%. For the six months ended December 31, 1997 sales of products were $14,497,000 compared to $12,396,000 for the six months ended December 31, 1996, an increase of 17%. The Company's sales of products were derived primarily from ITEC's wholly-owned subsidiaries Prima International ("Prima"), NewGen Imaging Systems ("NewGen"), Color Solutions ("CSI") and New Media Memory ("NMM").

Sales of product through Prima for the quarters ended December 31, 1997 and 1996 and were $2,869,000 and $2,398,000, respectively. Such sales for the six months ended

December 31, 1997 and 1996 were $5,245,000 and $4,530,000, respectively. The majority of Prima's sales were from distribution of PCMCIA-based memory storage products. The increases in product sales during the quarter and six months ended December 31, 1997 are attributed to an increase in Prima's distribution sales of PCMCIA-based memory products from SanDisk Corporation and Integral Peripherals, Inc.

Sales of product through NewGen for the quarter ended December 31, 1997 were $4,205,000 compared to $3,429,000 for the quarter ended December 31, 1996. Such sales for the six months ended December 31, 1997 and 1996 were $7,420,000 and $7,190,000, respectively. The increase in these sales is the result of a product transition from certain "older technology-based" products which have been phased out. NewGen's sales of products are derived from high resolution imaging and color digital proofing products, which in some cases have been designed by NewGen or to NewGen's specifications, to customers in the printing and graphic arts industry throughout the world.

The Company has been transitioning from older technology and products, to new technology-based printer controller products over the past few years. It is anticipated that certain of these new technology-based products being developed by PCPI can be distributed into NewGen's customer base.

Sales of product through CSI for the quarter ended December 31, 1997 were $958,000 compared to $281,000 for the quarter ended December 31, 1996. Such sales for the six months ended December 31, 1997 and 1996 were $1,569,000 and $676,000, respectively. The increase in these sales is the result of the transition of CSI from the product development stage of their business to a product being sold in the market place.

ENGINEERING FEES during the quarters ended December 31, 1997 and 1996 were derived through the Company's PCPI Technologies subsidiary performing work on engineering projects that were funded by OEM customers under non-recurring engineering contracts. NRE revenue for the quarter ended December 31, 1997 and 1996 was $1,531,000 and $1,396,000, respectively, which was recognized during the course of development based on the percentage of completion method. Such revenues for the six months ended December 31, 1997 and 1996 were $3,047,000 and $2,714,000, respectively.

ROYALTIES through the Company's PCPI Technologies subsidiary for the quarter and six month periods ended December 31, 1996 were $10,000 and $285,000 and were derived primarily from "older-technology" based products. During the quarter and six month periods ended December 31, 1997, no such revenues were recognized. In the past, license fees and royalty revenue have shown significant period-to-period fluctuations which may continue in future periods. PCPI Technologies has submitted several proposals to prospective customers in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase-TM-technology. While PCPI Technologies has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer which may result in the generation of future royalties and license revenues or that these products, once generating royalties, will continue to do so.

COST OF PRODUCTS SOLD

Cost of products sold for the quarter ended December 31, 1997 and 1996 were $5,913,000 and $3,796,000, respectively, representing gross margins of 28% and 38%. Cost of products sold for the six months ended December 31, 1997 and 1996 were $10,186,000 and $7,872,000, respectively, representing gross margins of 30% and 36%.

The decrease in the gross margin percentage is attributed to a change in the product mix between the periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended December 31, 1997 were $2,169,000 versus $2,756,000 for the quarter ended December 31, 1996. Selling, general and administrative expenses for the six months ended December 31, 1997 were $4,293,000 versus $6,107,000 for the six months ended December 31, 1996. The decrease is primarily the result of the Company's concerted effort to reduce the general and administrative expenses of the Company over the past year through the consolidation of various administrative functions. These decreases are partially offset by increased selling expenses in an attempt to stimulate technology and product sales.

COST OF ENGINEERING FEES AND RESEARCH AND DEVELOPMENT

Cost of engineering fees and research and development for the quarter ended December 31, 1997 was $572,000 versus $697,000 for the quarter ended December 31, 1996, representing technology sales gross margins of 63% and 50%. Cost of engineering fees and research and development for the six months ended December 31, 1997 was $1,169,000 versus $1,453,000 for the six months ended December 31, 1996, representing technology sales gross margins of 62% and 46%. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers. A significant component of the decreased cost of engineering fees and research and development is attributed to reduced hardware production costs during the quarters and a reduction in the amount of outside consultants being used by PCPI Technologies.

During the quarter and six month periods ended December 31, 1997, the Company capitalized certain qualified costs in the aggregate amount of $569,000 and $1,079,000, respectively, pursuant to Financial Accounting Standard No. 86 ("Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed").

The consolidated statement of operations for the six month period ended December 31, 1996, includes approximately $780,000 of purchased research and development costs associated with the July 1996 purchase of the rights to certain products lines under development by NewGen.

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

OTHER INCOME AND LOSS

Net interest expense was $16,000 for the quarter ended December 31, 1997 compared to $15,000 for the quarter ended December 31, 1996. Net interest expense for the six months ended December 31, 1997 and 1996 was $42,000 and $11,000, respectively. The increase is associated with an increase in the usage of the Company's line of credit facilities which was partially offset by reductions in the outstanding debt at ITEC and interest income associated with the increased cash invested during the quarterly and six month periods.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had working capital of $11,914,000 compared to working capital of $5,203,000 as of June 30, 1997. The increase is primarily attributed to the continued improvement of the Company's operations and the initial $5,000,000 closing of the C Redeemable Convertible Preferred Stock ("Series C Shares"). Under the terms of the Series C private placement, subject to certain additional conditions, the Company has the right to call for a second round of financing up to an aggregate amount of $5,000,000 and the holders of the Series C Shares, subject to certain conditions, are entitled to purchase additional Series C Shares up to $2,000,000. In addition, the Company closed a $3,000,000 line of credit facility with a commercial bank to help to finance the sales growth of PCPI Technologies and Prima.

The Company's Adobe co-development projects present continuing liquidity problems for PCPI Technologies because, in the short-term, these activities are net users of working capital. Although the Company has improved its liquidity, adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. The increasing sales at Prima, New Media Memory and NewGen place additional pressures on ITEC's working capital. In addition, as noted above, while the Company has entered into several contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer that will generate future royalty and license revenues or that once these products are being shipped by the Company's customers that they will continue to generate royalties.

The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at December 31, 1997 was approximately $486,000.

As of December 31, 1997, the Company's wholly-owned subsidiary NewGen had $525,000 of available borrowings under its special purpose line of credit and ITEC had $1,534,000 of available borrowings under its special purpose line of credit.

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

                                        IMAGING TECHNOLOGIES CORPORATION


                                        BY: HARRY J. SAAL
                                        --------------------------------------
DATE:  February 14, 1998                Harry J. Saal
                                        CHAIRMAN OF THE BOARD


                                        BY: EDWARD W. SAVARESE
                                        --------------------------------------
DATE: February 14, 1998                 Edward W. Savarese
                                        VICE CHAIRMAN OF THE BOARD,
                                        CHIEF EXECUTIVE OFFICER


                                        BY: RALPH R. BARRY
                                        --------------------------------------
DATE February 14, 1998                  Ralph R. Barry
                                        VICE PRESIDENT AND CHIEF FINANCIAL
                                        OFFICER