Form 10-Q
period 1998-03-31
IMAGING TECHNOLOGIES CORP/CA
filed 1998-05-14
CIK 725394

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                      or
         / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file No. 0-12641


                                    [LOGO]
                       IMAGING TECHNOLOGIES CORPORATION
            (Exact name of registrant as specified in its charter)


          DELAWARE                                              33-0021693
(State or other jurisdiction of                           (IRS Employer ID No.)
incorporation or organization)

                              11031 VIA FRONTERA
                          SAN DIEGO, CALIFORNIA 92127
                   (Address of principal executive offices)

      Registrant's Telephone Number, Including Area Code:  (619) 613-1300


Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---     ---

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: Common Stock, $0.005 par  Outstanding at May 12, 1998: 11,923,128 Shares
-------------------------------  ----------------------------------------------

              IMAGING TECHNOLOGIES CORPORTATION AND SUBSIDIARIES

                                     INDEX

                                                                     PAGE
                                                                      NO.
Part I.  Financial Information:

         Consolidated Condensed Balance Sheet
           March 31, 1998 and June 30, 1997                            3

         Consolidated Condensed Statement of Operations
           Three Months ended March 31, 1998 and 1997                  4

         Consolidated Condensed Statement of Operations
           Nine Months ended March 31, 1998 and 1997                   5

         Consolidated Condensed Statement of Cash Flows
           Nine Months ended March 31, 1998 and 1997                   6

         Notes to Consolidated Condensed Financial Statements          7

         Management's Discussion and Analysis or Plan of Operations   10

Part II. Other Information                                            16

              IMAGING TECHNOLOGIES CORPORATION, AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in thousands)


                                                                       MARCH 31,      JUNE 30
                                                                         1998           1997
                                                                      ---------      --------
                                                                     (UNAUDITED)
                       ASSETS
Current assets:
  Cash                                                                $  1,778       $    255
  Accounts receivable trade, net                                         8,139          2,556
  Contract receivables:
    Billed                                                               2,490          1,415
    Unbilled recoverable costs and accrued profit on
      progress completed                                                 4,538          3,208
    Inventories                                                          4,040          2,348
    Other current assets                                                 2,011            550
                                                                      --------       --------
Total current assets                                                    22,996         10,332

Property and equipment, net                                              1,523          1,672
Prepaid Licenses, net                                                    1,020            697
Capitalized software, net                                                2,417            549
Income tax benefit                                                         600            250
Goodwill                                                                   504             73
Other                                                                       49             50
                                                                      --------       --------
                                                                      $ 29,109       $ 13,623
                                                                      --------       --------
                                                                      --------       --------


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $  4,863       $  2,877
  Accrued expenses                                                         878          1,417
  Borrowings under bank lines of credit                                  5,028            955
  Notes payable                                                            262            349
                                                                      --------       --------
Total current liabilities                                               11,031          5,598
Long-term debt                                                             200            222
                                                                      --------       --------
                                                                        11,231          5,820
                                                                      --------       --------

Shareholders' equity:
  5% convertible preferred stock, $1,000 par value,
  7,500 shares authorized, 420.5 issued and outstanding                    420            420

  5% series C convertible preferred stock, $10,000 par value,
  1,200 shares authorized, 335 shares issued and outstanding             3,350              -

  Common stock, $.005 par value, 100,000,000 shares authorized,
  11,804,770 and 10,584,612 shares, respectively, issued and
  outstanding                                                               54             49
  Paid-in capital                                                       35,043         31,300
  Shareholder loans                                                       (135)          (140)
  Accumulated deficit                                                  (20,854)       (23,826)
                                                                      --------       --------
   Total shareholders' equity                                           17,878          7,803
                                                                      --------       --------
                                                                      $ 29,109       $ 13,623
                                                                      --------       --------
                                                                      --------       --------

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              IMAGING TECHNOLOGIES CORPORTATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                 (Dollars in thousands except per share data)
                                  (unaudited)


                                                        THREE MONTHS ENDED MARCH 31,
                                                           1998             1997
                                                        ---------        -----------
Revenues:
  Sales of products                                     $ 9,275           $ 6,790
  Engineering fees                                        1,497             1,531
                                                        -------           -------
                                                         10,772             8,321
                                                        -------           -------

Costs and expenses:
  Cost of products sold                                   6,864             4,441
  Selling, general and administrative                     2,500             2,006
  Cost of engineering fees and research and
   development                                              566               999
                                                        -------           -------
                                                          9,930             7,446
                                                        -------           -------

Income from operations                                      842               875
Other income (expense):                                     (71)              (22)
                                                        -------           -------
Income before income tax benefit (expense)                  771               853
Income tax benefit (expense)                                350                (5)
                                                        -------           -------
Net income                                              $ 1,121           $   848
                                                        -------           -------
                                                        -------           -------
Income per share data:
  Basic income per share                                $  0.10           $  0.09
                                                        -------           -------
                                                        -------           -------
  Diluted income per share                              $  0.08           $  0.07
                                                        -------           -------
                                                        -------           -------

  Common shares outstanding                              11,447             9,086
                                                        -------           -------
                                                        -------           -------
  Common shares outstanding assuming dilution            13,685            11,627
                                                        -------           -------
                                                        -------           -------

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              IMAGING TECHNOLOGIES CORPORTATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                 (Dollars in thousands except per share data)
                                  (unaudited)


                                                         NINE MONTHS ENDED MARCH 31,
                                                           1998             1997
                                                        ---------        -----------
Revenues:
   Sales of products                                     $23,776           $19,187
   Engineering fees                                        4,544             4,245
   License fees and royalties                                  -               285
                                                         -------           -------
                                                          28,320            23,717
                                                         -------           -------

Costs and expenses:
   Cost of products sold                                  17,053            12,312
   Selling, general and administrative                     6,807             8,143
   Cost of engineering fees and research and
     development                                           1,720             2,452
   Purchased research and development                          -               780
                                                         -------           -------
                                                          25,580            23,687
                                                         -------           -------

Income from operations                                     2,740                30

Other income (expense):                                     (115)               25
                                                         -------           -------

Income before income tax benefit (expense)                 2,625                55

Income tax benefit (expense)                                 346               (16)
                                                         -------           -------

Net income                                               $ 2,971           $    39
                                                         -------           -------
                                                         -------           -------

Income per share data:
   Basic income per share                                $  0.27           $  0.00
                                                         -------           -------
                                                         -------           -------

   Diluted income per share                              $  0.22           $  0.00
                                                         -------           -------
                                                         -------           -------

   Common shares outstanding                              11,048             8,157
                                                         -------           -------
                                                         -------           -------
   Common shares outstanding assuming dilution            13,276            11,102
                                                         -------           -------
                                                         -------           -------

    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              IMAGING TECHNOLOGIES CORPORTATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                                              NINE MONTHS ENDED MARCH 31,
                                                                                 1998           1997
                                                                              ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 2,971        $    39
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH USED BY OPERATING ACTIVITIES:
     Depreciation and amortization of equipment                                   499            360
     Income tax benefit                                                          (350)             -
     Amortization of prepaid assets                                                 -            389
     Purchased in-process research and development                                  -            780
     Changes in assets and liabilities:
          Accounts receivable                                                  (7,329)        (2,716)
          Inventories                                                          (1,230)          (750)
          Other current assets                                                 (1,453)          (542)
          Accounts payable and accrued expenses                                   897         (1,298)
                                                                              -------        -------
NET CASH USED BY OPERATING ACTIVITIES                                          (5,995)        (3,738)
                                                                              -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in merger                                                            38              -
     Prepaid licenses and royalties                                              (323)          (345)
     Capitalized software development costs                                    (1,868)          (301)
     Proceeds from certificate of deposit                                           -             50
     Purchase of net assets by NewGen Systems                                       -            (86)
     Capital expenditures                                                        (285)          (853)
                                                                              -------        -------
NET CASH USED BY INVESTING ACTIVITIES                                          (2,438)        (1,535)
                                                                              -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions - NewGen Systems                                         -          1,002
     Net proceeds from exercise of stock options and warrants                   1,319            180
     Net borrowings under lines of credit                                       3,741            445
     Repayment of notes payable and capital lease obligations                    (109)           (93)
     Net proceeds from sale of preferred stock                                  5,000              -
Collection of shareholder loans                                                     5              -
     Proceeds from notes payable                                                    -            143
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       9,956          1,677
                                                                              -------        -------

Net (decrease) increase in cash                                                 1,523         (3,596)

Cash at the beginning of the period                                               255          4,394
                                                                              -------        -------
Cash at the end of the period                                                 $ 1,778        $   798
                                                                              -------        -------
                                                                              -------        -------


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       IMAGING TECHNOLOGIES CORPORATION
                               AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have not been audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements which are included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997 and the Company's Form 10-QSB for the quarters ended September 30 and December 31, 1997 filed with the Securities and Exchange Commission. Interim operating results are not necessarily indicative of operating results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Earnings (loss) per share is presented in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share" (EPS). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by common stock equivalents and is a function of the weighted average number of common shares outstanding for the period, after giving effect to the dividend requirements of preferred stock. Diluted EPS reflects the potential dilution created by convertible preferred stock, convertible notes and common stock equivalents using the treasury stock method.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. An enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's financial statements.

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management plans to adopt this accounting standard in fiscal 1999. Management has not yet assessed the impact that the adoption of SFAS 131 will have on the Company's financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3- INVENTORIES

Inventories consisted of the following:

                                                          MARCH 31,      JUNE 30,
                                                            1998           1997
                                                          --------       -------
       Raw materials and supplies                          $1,983         $1,475
       Work in process                                        137              -
       Finished goods                                       1,920            873
                                                          -------         ------
                                                           $4,040         $2,348
                                                          -------         ------
                                                          -------         ------

                                      7

NOTE 4- SUPPLEMENTAL DISCLOSURES OF CASH FLOWS


                                                                      NINE MONTHS ENDED MARCH 31,
                                                                          1998           1997
                                                                      -----------      ----------
NON-CASH FINANCING ACTIVITIES:
     Conversion of preferred stock into common stock                     $1,650         $2,166
     Options exercised with loans                                                           22
     Common stock issued with notes - NewGen                                                82
     Conversion of convertible notes into common stock - NewGen                          1,000
     Conversion of acquisition debt into common stock - NewGen                             500
     Conversion of accounts payable into notes payable                                     248
     Acquisition of net assets for common stock (excluding cash):
         Accounts receivable                                                659
         Inventories                                                        462
         Other current assets                                                 6
         Property and equipment                                              65
         Goodwill                                                           431
         Accounts payable and accrued liabilities                          (550)
         Borrowings under bank line of credit                              (332)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                            $  184         $  111
     Cash paid during the period for income taxes                        $    8         $    9

NOTE 5 - MERGERS AND ACQUISITIONS

                      ACQUISITION OF MCMICAN CORPORATION

Effective November 24, 1997, the Company purchased the total outstanding shares of the privately-held McMican Corporation ("McMican"), for 200,000 shares of ITEC common stock. The new operation will be called the Digital Storage Products Division of Imaging Technologies Corporation, producing specialized memory modules for handheld personal computers, digital cameras, and printers.

The transaction was accounted for as a purchase. Accordingly, the results of McMican's operations have been included in consolidated operations from the date of acquisition. The following are the unaudited pro forma results of operations of the Company as though McMican was acquired on July 1, 1997.

                                  QUARTER ENDED MARCH 31,      NINE MONTHS ENDED DECEMBER 31,
                                  -----------------------      ------------------------------
                                     1998       1997                 1998      1997
                                    ------     ------               ------    ------
  Revenues                         $10,772     $8,918              $30,488    $25,674
  Net income                         1,121        872                3,110        118
  Basic income per common share    $   .10     $  .09              $   .28    $   .00

The fair value of the new assets acquired was $1,110 and the liabilities assumed were $652. In conjunction with the acquisition, the Company recorded goodwill of approximately $309.

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

As a result of the merger, which was accounted for as a pooling of interests, the consolidated results of operations for the nine months ended March 31, 1998 and 1997 include pre-merger net sales of $610 and $1,094, and net losses after taxes of $48 and $116, respectively.

NOTE 6- SUBSEQUENT EVENT

The Company's Board of Directors is considering a plan to restructure the Company's operations to streamline and reduce resources utilized in the business. During the preceding fourteen months, the Company has acquired four separate businesses that are engaged in the Company's industry segment. The Board believes that significant economies can be achieved by focusing and coordinating product development, distribution, and marketing and by consolidating certain redundant functions involving administration, selling and marketing, distribution, engineering, and manufacturing. In this regard, the Company leased an additional 11,600 square feet of office, manufacturing, and warehouse space adjacent to its corporate headquarters in San Diego, and it is in the process of evaluating which subsidiary operations shall be relocated thereto. These decisions are expected to result in the write-off of certain related assets, the accrual of costs related to workforce reductions and relocation, and reserves for excess space and manufacturing capacity. No final decisions have been made regarding the restructuring actions; and, accordingly, the financial implications of these actions cannot be determined at this time. However, the Board expects that the financial implications will be included in the fourth-quarter 1998 operating results.

               IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

This Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. While management is optimistic about the Company's long-term prospects, the historical financial information contained herein may not be indicative of future financial performance. In fact, future financial performance may be materially different from the historical financial performance. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially include, but are not limited to: business conditions and growth in the electronics industry and general economy - both domestic and international; lower than expected customer orders; competitive factors, including pricing pressures, technological developments and products offered by competitors; availability of components; technological difficulties and resource constraints encountered in developing new products; and the timely flow of competitive new products and market acceptance of those products. Actual results may differ materially from these statements as a result of risk factors inherent in the Company's business, industry, customer base, or other factors. Risk factors which are applicable to the Company may be found in the Company's various filing with the Securities and Exchange Commission. Users of this Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

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

Effective February 14, 1997, the Company consummated its merger with NewGen Imaging Systems, formerly NewGen Systems Acquisition Corporation ("NewGen"). Accordingly, the consolidated results of operations for the nine months ended March 31, 1997 include pre-merger net sales of $7,190 and a net loss after taxes of $1,551.

Effective November 24, 1997, the Company consummated its acquisition of McMican Corporation ("McMican"). The acquisition was accounted for as a purchase. Accordingly, the consolidated results of operations for the nine months ended March 31, 1998 include McMican's net sales of $1,893 and income of $237 from the date of acquisition.

Effective November 30, 1997, the Company consummated its merger with Color Solutions, Inc. ("CSI"). The merger was accounted for as a pooling of interests. Accordingly, the consolidated results of operations for the nine months ended March 31, 1998 and 1997 include pre-merger net sales of $610 and $1,094, and net losses after taxes of $48 and $116, respectively.

Total ITEC revenues were $10,772 for the quarter ended March 31, 1998 versus $8,321 for the quarter ended March 31, 1997. The Company, through its PCPI Technologies subsidiary, recognized non-recurring engineering fees ("NRE") to adapt the Company's software products to controllers of its OEM customers and of other related software of approximately $1,497 for the quarter ended March 31, 1998 compared to $1,531 for the quarter ended March 31, 1997, a decrease of 2%. The Company had net income of $1,121 for the quarter ended March 31, 1998 compared to net income of $848 for the quarter ended March 31, 1997, an increase of 32%.

Total ITEC revenues were $28,320 for the nine months ended March 31, 1998 versus $23,717 for the nine months ended March 31, 1997. The Company, through its PCPI Technologies subsidiary, recognized non-recurring engineering fees ("NRE") to adapt the Company's software products to controllers of its OEM customers and of other related software of approximately $4,544 for the nine months ended March 31, 1998 compared to $4,245 for the nine months ended March 31, 1997, an increase of 7%. The Company had net income of $2,971 for the nine months ended March 31, 1998 compared to a net income of $39 for the nine months ended March 31, 1997.

REVENUES

SALES OF PRODUCTS were $9,275 for the quarter ended March 31, 1998 versus $6,790 for the quarter ended March 31, 1997, an increase of 37%. For the nine months ended March 31, 1998 sales of products were $23,776 compared to $19,187 for the nine months ended March 31, 1997, an increase of 24%. The Company's sales of products were derived primarily from ITEC's wholly-owned subsidiaries Prima International ("Prima"), NewGen Imaging Systems ("NewGen"), Color Solutions ("CSI") and McMican.

Sales of product through Prima for the quarters ended March 31, 1998 and 1997 were $2,230 and $2,642, respectively. Such sales for the nine months ended March 31, 1998 and 1997 were $7,476 and $7,172, respectively. The majority of Prima's sales were from distribution of PCMCIA-based memory storage products. The increases in product sales during the nine months ended March 31, 1998 are attributed to an increase in Prima's distribution sales of PCMCIA-based memory products. The decrease in product sales for the quarter ended March 31, 1998 is attributed to a significant vendor that was unable to provide product during the quarter.

Sales of product through NewGen for the quarter ended March 31, 1998 were $4,100 compared to $3,731 for the quarter ended March 31, 1997. Such sales for the nine months ended March 31, 1998 and 1997 were $11,520 and $10,921, respectively. The increase in these sales is the result of a product transition from certain "older technology-based" products which have been phased out. NewGen's sales of products are derived from high resolution imaging and color digital proofing products, which in some cases have been designed by NewGen or to NewGen's specifications, to customers in the printing and graphic arts industry throughout the world.

The Company has been transitioning from older technology and products, to new technology-based printer controller products over the past few years. It is anticipated that certain of these new technology-based products being developed by PCPI can be distributed into NewGen's customer base.

Sales of product through CSI for the quarter ended March 31, 1998 were $459 compared to $417 for the quarter ended March 31, 1997. Such sales for the nine months ended March 31, 1998 and 1997 were $1,847 and $1,094, respectively. The increase in these sales is the result of the transition of CSI from the product development stage of their business to a product being sold in the market place.

ENGINEERING FEES during the quarters ended March 31, 1998 and 1997 were derived through the Company's PCPI Technologies subsidiary performing work on engineering projects for OEM customers under non-recurring engineering contracts. NRE revenue for the quarter ended March 31, 1998 and 1997 was $1,497 and $1,531, respectively, which was recognized during the course of development based on the percentage of completion method. Such revenues for the nine months ended March 31, 1998 and 1997 were $4,544 and $4,245, respectively.

ROYALTIES through the Company's PCPI Technologies subsidiary for the nine month period ended March 31, 1997, the Company earned royalty revenues of $285 which were derived primarily from "older-technology" based products. During the quarters ended March 31, 1998 and 1997 and nine month period ended March 31, 1998, no such revenues were recognized. In the past, license fees and royalty revenue have shown significant period-to-period fluctuations which may continue in future periods. PCPI Technologies has submitted several proposals to prospective customers in order to develop Adobe PostScript-based controllers and other controllers based upon its ImageBase-TM- technology. While PCPI Technologies has entered into some contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer which may result in the generation of future royalties and license revenues or that these products, once generating royalties, will continue to do so.

COST OF PRODUCTS SOLD

Cost of products sold for the quarter ended March 31, 1998 and 1997 were $6,864 and $4,441, respectively, representing gross margins of 26% and 35%. Cost of products sold for the nine months ended March 31, 1998 and 1997 were $17,053 and $12,312, respectively, representing gross margins of 28% and 36%. The decrease in the gross margin percentage is attributed to a change in the product mix between the periods, and the reduction in prices of end-of-life products as ITEC begins introducing new products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended March 31, 1998 were $2,500 versus $2,006 for the quarter ended March 31, 1997. The increase results primarily from increased selling expenses in an attempt to stimulate technology and product sales, and the associated costs from the opening of the ITEC Europe facility and the Company's newly acquired subsidiaries. Selling, general and administrative expenses for the nine months ended March 31, 1998 were $6,807 versus $8,143 for the nine months ended March 31, 1997. The decrease is primarily the result of the Company's concerted effort to reduce the general and administrative expenses of the Company over the past year through the consolidation of various administrative functions offset by increased selling expenses.

COST OF ENGINEERING FEES AND RESEARCH AND DEVELOPMENT

Cost of engineering fees and research and development for the quarter ended March 31, 1998 was $566 versus $999 for the quarter ended March 31, 1997. Cost of engineering fees and research and development for the nine months ended March 31, 1998 was $1,720 versus $2,452 for the nine months ended March 31, 1997. These expenditures consist of engineering expenses associated with the development of controller technologies and designs for PCPI technology customers. During the quarter and nine month periods ended March 31, 1998, the Company capitalized certain qualified costs in the aggregate amount of $789 and $1,868, respectively, pursuant to Financial Accounting Standard No. 86 ("Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed").

The consolidated statement of operations for the nine month period ended March 31, 1997, includes approximately $780 of purchased research and development costs associated with the July 1996 purchase of the rights to certain products lines under development by NewGen.

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

OTHER INCOME AND EXPENSE

Other income and loss consists primarily of net interest expense which was $58 for the quarter ended March 31, 1998 compared to $19 for the quarter ended March 31, 1997. Net interest expense for the nine months ended March 31, 1998 and 1997 was $128 and $35, respectively. The increase is associated with an increase in the usage of the Company's line of credit facilities which was partially offset by reductions in the outstanding debt at ITEC and interest income associated with the increased cash invested during the quarterly and nine month periods.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of $11,965 compared to working capital of $4,734 as of June 30, 1997. The increase is primarily attributed to the continued improvement of the Company's operations and the initial $5,000 closing of the Series C Redeemable Convertible Preferred Stock ("Series C Shares"). Under the terms of the Series C private placement, subject to certain additional conditions, the Company has the right to call for a second round of financing up to an aggregate amount of $5,000 and the holders of the Series C Shares, subject to certain conditions, are entitled to purchase additional Series C Shares up to $2,000. In addition, the Company closed a $3,000 line of credit facility with a commercial bank to help to finance the sales growth of PCPI Technologies and Prima.

The Company's Adobe co-development projects present continuing liquidity problems for PCPI Technologies because, in the short-term, these activities are net users of working capital. Although the Company has improved its liquidity, adequate working capital is necessary to continue the Company's operations, develop its technology licensing business and to deliver the resulting products to contract customers in an efficient and timely manner. The increasing sales at ITEC and its subsidiaries place additional pressures on ITEC's working capital. In addition, as noted above, while the Company has entered into several contracts with OEM customers for controller development, there can be no assurance that additional contracts will be obtained for the development of such controllers, or that the existing contracts will be completed, or that products will be shipped by the customer that will generate future royalty and license revenues or that once these products are being shipped by the Company's customers that they will continue to generate royalties.

The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at March 31, 1998 was approximately $487. The Series C redeemable convertible preferred stock does not contain dividend provisions.

As of March 31, 1998, ITEC had $897 of available borrowings under its special purpose line of credit.

ITEC has no material commitments for capital expenditures.

CERTAIN BUSINESS RISKS

In the past, the Company has reported net losses and has only recently reported net income. The Company has accumulated aggregated net losses from inception through March 31, 1998, of approximately $21 million. Although the Company has reported net income for the past eight quarters ended March 31, 1998, there can be no assurance that the Company will maintain profitability on a quarterly basis or achieve profitability on an annual basis in the future. The success of the Company and its business strategy is dependent upon, among other things, the ability and willingness of the Company's OEM customers to timely develop and promote products that incorporate the Company's technology. The Company believes that future revenues may be similarly concentrated with a limited number of OEM customers. Consequently, any significant decrease in product sales or reduction in licensing or engineering services with a large OEM customer would have a material adverse effect on the Company's operating results.

The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and needs, frequent new product introductions and diminishing time frames within which to develop new products. The failure of the Company and its OEM customers to meet these needs on a timely basis or to anticipate or respond to rapidly changing technology could result in a loss of competitiveness or revenues, which would have a material adverse effect on the Company's operating results.

Also inherent in the Company's business are additional risks, which include: competition in the market, including internal development by OEMs; the risk of delays in the development of products, whether such delays are within the control of the Company or not; risks associated in developing products for new and rapidly developing markets, in which the Company has directed a substantial portion of its recent development efforts; dependence on sole source providers; uncertainties regarding protection of intellectual property rights, including the potential for trademark and patent infringement litigation; dependence on key personnel; and risks associated with the Company's international business activities, which account for a substantial portion of its revenue.

ABSENCE OF DIVIDENDS - No cash dividends have been paid on the Company's Common Stock to date and the Company does not anticipate paying cash dividends in the foreseeable future.

VOLATILITY OF STOCK PRICE - The market price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering of Common Stock in December 1983. The Company believes that factors such as general stock market trends, announcements of developments related to Company's business, fluctuations in the Company's operating results, general conditions in the computer peripheral market and the markets served by the Company or the worldwide economy, a shortfall in revenue or earnings from securities analysts' expectations, announcements of technological innovations by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause a further significant fluctuation in the price of the Company's Common Stock. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected
companies.   There can be no assurance that the market price of the Company's
Common Stock will not experience significant fluctuations that are unrelated to the Company's performance.

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

                                     IMAGING TECHNOLOGIES CORPORATION


                                     BY: HARRY J. SAAL
                                     ----------------------------------------
DATE:  May 14, 1888                  Harry J. Saal
                                     CHAIRMAN OF THE BOARD

                                     BY: BRIAN BONAR
                                     ----------------------------------------
DATE: May 14, 1888                   Brian Bonar
                                     CHIEF EXECUTIVE OFFICER AND PRESIDENT

                                     BY: GERRY B. BERG
                                     ----------------------------------------
DATE May 14, 1888                    Gerry B. Berg
                                     VICE PRESIDENT AND ACTING CHIEF
                                     FINANCIAL OFFICER