Form 10-K
period 1998-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 1998-10-13
CIK 725394

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


                                     FORM 10-K
                                     ---------

                    /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                         OR

                  / / TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to _________

                            COMMISSION FILE NO. 0-12641
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------


                                       [LOGO]


                          IMAGING TECHNOLOGIES CORPORATION
                          --------------------------------
               (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                 33-0021693
  (State or Other Jurisdiction of                 (IRS Employer ID No.)
   Incorporation or Organization)

                                  11031 Via Frontera
                             San Diego, California 92127
                                    (619) 613-1300
      (Address of Principal Executive Offices and Registrant's Telephone Number,
                                 Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act: NONE
           Securities registered under Section 12(g) of the Exchange Act:

                            COMMON STOCK, $0.005 PAR VALUE

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X         No
                                   ---           ---

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     At October 9, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,625,000, based on the last trade price as reported by The Nasdaq SmallCap Market. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     At October 9, 1998, there were 12,801,078 shares of the registrant's Common Stock, $0.005 par value, issued and outstanding.

Information required by Part III of this Form 10-K is incorporated therein by reference from the Company's definitive Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after June 30, 1998.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgement on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. The
Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risks and Uncertainties." References in this Annual Report on Form 10-K to "ITEC" and the "Company" are to Imaging Technologies Corporation and its wholly-owned direct and indirect subsidiaries, Personal Computer Products, Incorporated, a California corporation (PCPI), NewGen Imaging Systems, Incorporated, a California corporation (NewGen), and Prima International a California corporation (Prima), Color Solutions, Inc, a California corporation (CSI) and McMican corporation a California corporation (McMican), ITEC Europe, Ltd, formed under the laws of the United Kingdom, (ITEC Europe) and AMT Accel Uk Ltd, formed under the laws of the United Kingdom (AMT).

PART I

ITEM 1.

BUSINESS

Imaging Technologies Corporation develops, manufactures, and distributes high-quality digital imaging solutions. The Company produces a wide range of printer and imaging products for use in graphics and publishing, digital photography as well as other niche business and technical markets. Beginning with a core technology in the design and development of controllers for non-impact printers and multifunction peripherals, the Company has expanded its product offerings to include monochrome and color printers, external print servers, digital image storage devices, and software to improve the accuracy of color reproduction.

ITEC manufactures advanced digital color and monochrome output devices for the publishing, prepress, graphic design, on-demand printing, business and technical office, and digital photography markets, as well as other niche applications. The new generation of products incorporate advanced printer and imaging controller technologies to produce faster, enhanced image output at competitive prices. All of ITEC's color laser and dye-sublimation printers are "ColorBlind Aware" incorporating the Company's proprietary ColorBlind-Registered Trademark- Color Management software.

ITEC's Xtinguisher-TM- line of external print servers are designed to enable printing of high-quality images on digital color copiers. This is an extension of ITEC's technical strengths in embedded controllers. In the digital photographic imaging and storage market, ITEC offers specialized memory modules, PC cards and associated readers, digital cameras, removable hard disks, and solid state data storage devices. ITEC manufactures data storage modules, as well as distributes imaging and storage solutions.

The Company's ColorBlind-Registered Trademark- Color Management software is a suite of applications, utilities and tools designed to create, edit and apply industry standard ICC (International Color Consortium) profiles that produce accurate color rendering across a wide range of peripheral devices. "ColorBlind Aware" is being recognized as an industry standard for color accuracy as manufacturers integrate ColorBlind's Color Management resources into their product designs.

ITEC benefits from technology alliances with industry leaders, Adobe Systems Inc. (Adobe) and NEC Electronics, to develop embedded printer controller and digital imaging technology. As one of only a handful of authorized Adobe-Registered Trademark- PostScript-Registered Trademark-Development Partners, ITEC produces printer controllers that provide modularity, and performance advantages for its OEM customers. ITEC's customers also benefit by outsourcing their engineering development and manufacturing to ITEC, thus achieving faster time-to-market.

Imaging Technologies Corporation (NASDAQ: ITEC) was incorporated in March, 1982 under the laws of the State of California, and reincorporated in May, 1983 under the laws of the State of Delaware. The Company's principal executive offices are located at 11031 Via Frontera, San Diego, California 92127. The Company's main phone number is (619) 613-1300.

MARKET OVERVIEW

ITEC's principal markets encompass many aspects of digital imaging, printing and image storage technology. The Company's primary market segments include digital memory storage, used to capture and transfer the image from the digital camera to a computer for manipulation and placement; image management technology to control the function of the printer or digital copier; as well as digital printers and proofing devices that take the image to the plate making stage. Throughout the imaging process, color integrity is an important underlying requirement. Factors that the Company believes will influence these markets in the future include the widespread use of color applications at the desktop, demand for higher quality color reproduction, expanded use of the Internet for document dissemination, growth of office networks and the increased acceptance and use of digital photography.

The desktop color laser printer market is a rapidly-growing segment of the computer printing industry. The total color laser market grew 42% from 1996 to 1997, and International Data Corporation ("IDC") estimates that the shipments of desktop color laser printers are expected to grow at a 1997-2002 compound annual growth rate of 56%. The Company believes this is largely due to increased user education on the benefits of color in office documents and the availability of higher quality, easier to use, lower priced desktop color laser printers. In 1997, the color laser printer market was made up of 78% desktop color laser printer shipments, and 21% color laser copier shipments. IDC estimates that by 2002, desktop color laser printer shipments are expected to increase to 91% of the total and that total printer shipments in the US are expected to reach 22 million units.

Changes in the technology of document creation, management, production and transmittal are transforming the imaging market. The growth of networks, the increased availability and dissemination of documents on the Internet, and the rapid adoption of color at the desktop have significantly changed the way printing and document management is being administered. In just a few short years, the market has gone from dedicated printers and scanners at the workstation, to a document workflow with network shared imaging solutions and remote document delivery and distribution. "Print and Distribute" has given way to "Distribute and Print". Imaging professionals are dealing with an increasingly complex and distributed workflow. Powerful authoring applications enable the creation of documents, the components of which originate from multiple locations around the world. Adobe Systems' Acrobat-Registered Trademark- Portable Document Format (PDF)-Registered Trademark- and PostScript-Registered Trademark- printing technologies are becoming increasingly important elements in the document imaging workflow due to their ability to improve the efficiency of digital master document transmission and the reliability of printing at remote locations. As large corporations master the challenges of image and document management, the resultant solutions trickle down to small business and the home office environment.

The transition from traditional film-based photography to digital technologies is driving a revolution in photographic imaging. This revolution is producing rapid growth in the use of digital products and tools. Today there are about 120 different digital still cameras on the market for under $1,000.

ITEC believes that the overriding demands of the imaging market are for higher resolution, faster printing, easier and more consistent color rendering, and a reduced dependence on device specific applications. In the future, imaging productivity will drive the market as customers shift from the current print and distribute mode, to an on-demand global distribute and print environment.

BUSINESS STRATEGY

The Company's mission is to be a global market leader in digital imaging by delivering higher-quality, easier to use solutions and engineering greater value into each product. ITEC is focused on the continued development and manufacturing of advanced integrated digital imaging solutions. The primary products ITEC is targeting include embedded printer controller technology for non-impact printers (laser, dye-sublimation and ink jet); external digital print controllers and print servers for the Print-On-Demand market; specialized printers and digital proofers for the graphics and publishing markets, and other niche business applications; color management software products; and data storage modules for digital imaging.

PRINTER CONTROLLER PRODUCTS

ITEC's core intelligence is in the design, development, and integration of digital printing controller technology. The printer controller manages the intelligent functions of the modern laser or other non-impact printer. The controller is a powerful image management microcomputer that directs the output functions of the printer, including the layout, form, font, and function of the printed image. ITEC engineers and manufactures embedded imaging controllers for original equipment manufacturers (OEMs). ITEC's customers benefit by outsourcing their engineering development and manufacturing, thus achieving faster time-to-market. In an age of constantly changing technology, the ability to achieve faster time-to-market is critical to product success.

ITEC has established relationships with leading OEMs around the world and with Adobe Systems, Inc. As one of only three independent authorized Adobe-Registered Trademark- PostScript-Registered Trademark-Development Partners, ITEC has the ability to embed the core technology of PostScript into every image management product. Adobe-Registered Trademark-PostScript-Registered Trademark- is the most widely accepted printing and imaging technology for corporations, publishers, and government agencies. Of all commercial publications printed, 75% are imaged on PostScript-Registered Trademark- devices. These include monochrome and color printers, imagesetters and plate making devices, as well as direct digital printing systems.

The newest release, Adobe-Registered Trademark- PostScript-Registered Trademark-3-TM-, takes the PostScript standard beyond a page description language into a fully optimized printing system that addresses a broad range of new requirements in today's increasingly complex document workflow. By incorporating PostScript-Registered Trademark- technology, ITEC's controllers can deliver advanced features and universal operating environment in the digital document arena.

ITEC produces a range of integrated controller solutions for printers and multifunction peripherals. The Company's new line of ImageScript-Registered Trademark- embedded imaging controllers are sold to OEM customers for integration into digital color and monochrome printers. ImageScript represents a milestone in controller technology. With true Adobe-Registered Trademark-PostScript-Registered Trademark- 3-TM- compatibility, a powerful RISC (reduced instruction set computer) processor, image enhancement coprocessors and resolution up to 1200 dpi, the ImageScript controller accommodates a wide range of new printer designs. The flexible architecture of the ImageScript controller allows the OEM customer to select from a range of options including processor speed, resolution and communication/networking connectivity.

PRINT-ON-DEMAND

The Print-On-Demand market is a natural extension for ITEC's technical strengths in embedded print controllers, as well as ITEC's color management technology. The combination of digital color copiers and powerful external controllers are the foundation for the Print-On-Demand movement. Where once we had photocopy machines that scanned and output one printed page at a time, today digital copy machines bypass the desktop printer in the digital workflow and go directly to reproducing quantities of collated and bound documents.

The Xtinguisher-TM- line of network print servers is designed to enable printing of high-quality images on digital color copiers, as well as wide format color printers. This new line of Windows-Registered Trademark-
NT-based servers incorporate Adobe-Registered Trademark-
PostScript-Registered Trademark-to improve performance and enhance image quality. A single Xtinguisher-TM- server is designed to simultaneously support several copiers. Integrated into each Xtinguisher workstation is ITEC's ColorBlind-Registered Trademark- Color Management.

For the monochrome digital duplicator market, ITEC produces an Adobe-Registered Trademark- PostScript-Registered Trademark- 3-TM- raster image processing (RIP) controller. This controller is sold to OEM manufacturers and integrated into digital duplicators. Unlike a copier, digital or analog, a digital duplicator creates a print master that is placed on a drum within the unit. The drum then transfers the image to the paper using lithography ink. A digital duplicator is referred to as a "stencil duplicator" or more generically as a modern day equivalent of the Mimeograph machine. Digital duplicators are used for short run printing due to significant cost savings over conventional copy machines when printing in relative volume. Primary users of digital duplicators include quick-print shops, churches, schools, and government offices. ITEC's digital duplicator controller has a universal architecture that allows it to manage the output functions of a wide range of duplicator products produced by most of the major manufacturers.

DIGITAL PRINTERS

ITEC's new line of laser printers are network compatible and incorporate Adobe-Registered Trademark- PostScript-Registered Trademark- 3-TM- technology to provide higher performance, enhanced image quality, and advanced page processing.

Under the ITEC and NewGen brand names, the Company sells an expanding range of products in both monochrome and color.

The Company's product strategy is to produce higher-value added printers that meet the more exacting requirements of specialized segments of the market. The ColorImage-Registered Trademark- 2400 color laser printers feature proprietary printer controller technology and color management software developed by ITEC. With resolution up to 1200 dpi, a powerful RISC processor, a special image enhancement chip, and a precision toner delivery system, these printers are designed to produce quick, convenient color or monochrome output in the business or technical office environment. The ColorImage-Registered Trademark- lasers are the first of a new generation that integrate ITEC's key technical strengths in image enhancement and placement, embedded controller function, and color management and represent the Company's first entry into the office color market.

The new LaserImage-TM- 1200 series of laser printers are designed to quickly produce full-bleed proofs for pre-press and graphic arts applications. These printers are a workgroup solution for quickly printing complex documents or high volumes. LaserImage-TM- 1200 printers feature Adobe-Registered Trademark-PostScript-Registered Trademark- 3-TM- with a RISC processor-based controller technology designed and engineered by ITEC. These printers are available in a number of network compatibility and paper size configurations to satisfy specific prepress proofing and workgroup requirements.

In the digital prepress market, ITEC's ColorImage-Registered Trademark- 3120 is designed to provide accurate color prepress proofs. The ColorImage-Registered Trademark- 3120 is a dual technology (dye-sublimation and thermal) continuous tone color printer which is capable of producing full bleed tabloid/A3 sized (12.4" x 19.8") output of digital color comps and proofs for computer-to-plate and direct-to-press applications as well as photo-realistic renderings. The color output on the ColorImage-Registered Trademark- 3120 is highly accurate and repeatable.

ITEC is expanding its product offerings in the digital photographic market with its next generation digital color photographic printer. The ColorImage-Registered Trademark- 3000 is a dye-sublimation color printer that produces continuous tone color images targeted for the mid-to-high-end digital photography market. The ColorImage-Registered Trademark- 3000 delivers digital photographs with the look and feel of traditional glossy photographs. Precise control of the thermal printing combines with a new high-density ink to produce vivid saturated colors, smooth gradations, and print-to-print color uniformity.

COLOR MANAGEMENT

Easy to use, predictable and consistent, color is one of the largest single problems facing the imaging industry. The way different devices deal with color is referred to as the color space. Unfortunately the color space for printed materials (CMYK: cyan, magenta, yellow and black) is different from the color space for devices such as cameras, scanners and monitors (RGB: red, green, blue). Because these color spaces are different in size and the colors they contain, a color management system is needed so users can convert their files for use with the different devices. Conversion among color spaces is typically performed by a color management method (CMM). But the CMM must know something about the characteristics of each device to perform the color management as accurately as possible. The varying characteristics of each device are captured in a device profile. The ICC - International Color Consortium - has established a standard for the format for these ICC profiles.

ITEC's ColorBlind-Registered Trademark- Color Management software is a suite of applications, utilities and tools that allows users to precisely profile each device in the color workflow including scanners, monitors, digital cameras, printers and other specialized digital color input and output devices. Devices are profiled in conformance with the internationally accepted ICC standards. Once profiled, ColorBlind balances these profiles to produce accurate, consistent and reliable color rendering from input to output.

"ColorBlind Aware" is being recognized as an industry standard for color accuracy, as printer scanner and monitor manufacturers integrate ColorBlind's Color Management resources into product designs. ColorBlind is sold as a standalone application or licensed by OEM's for resale in conjunction with peripherals.

DIGITAL IMAGE STORAGE

Continued expansion of the digital photographic market creates increasing opportunities for ITEC's "dfilm-TM-" (digital film) line of digital photographic storage products and accessories. As consumers use and share their digital pictures, demand increases for the digital media to quickly transfer the image from the camera to the computer or printer for hardcopy output. ITEC manufactures a range of digital imaging storage products to fit most of the digital cameras on the market today.

"dfilm-TM-" is the equivalent of traditional chemical-based film in the new generation of digital cameras. The "dfilm-TM-" products feature Flash memory modules for high-speed transfer of stored images and data. The "dfilm" modules also have applications in many portable devices such as handheld personal computers running the Windows CE-Registered Trademark- operating system.

OPERATIONS

EXPANDED INTERNATIONAL PRESENCE.

The Company intends to pursue international markets as key avenues for growth and to increase the percentage of sales generated in international markets. In Fiscal 1998, 1997, and 1996, sales outside the United States represented approximately 56%, 57% and 81% of the Company's net sales, respectively. In 1998, the Company established a European Headquarters to facilitate its European sales operations. Located in Bracknell, Berkshire, near London, ITEC Europe provides both sales and support functions to customers within the UK, European Community (EC) and Eastern European Block for ITEC's printer and imaging products. In addition, at the close of Fiscal 1998, ITEC acquired the European-based assets and operations of AMT. AMT was the European sales and distribution arm of Singapore-based Lam Soon, manufacturer of dot matrix, laser and inkjet printers and plotters for specialized applications.

The Company expects export sales to continue to represent a significant portion of its sales. International sales and operations are subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company.

MARKETING AND DISTRIBUTION CHANNELS

ITEC's products are marketed and sold through an established distribution channel of value-added resellers (VARS), manufacturer's representatives, retail vendors, and systems integrators. ITEC has a network of dealers and distributors in the United States and Canada, in the EC and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. ITEC supports its worldwide distribution network and end-user customers through centralized manufacturing, distribution, and repair operations headquartered in San Diego, which serve North and South America, the Pacific Rim and Asia. In addition, ITEC Europe, located in a suburb of London, manages distribution and service for customers in Europe, Africa and the Middle East. As of June 30, 1998, the Company directly employed 32 individuals involved in marketing and sales activities. The sales and marketing operation is headquartered in ITEC's Silicon Valley offices in Northern California.

The Company's sales are principally made through distributors which may carry competing product lines. Such distributors could reduce or discontinue sales of the Company's products which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that these independent distributors will devote the resources necessary to provide effective sales and marketing support of the Company's products. In addition, the Company is dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting the Company's markets. The Company believes that its future growth and success will continue to depend in large part upon its distribution channels. There can be no assurance that actual bad debts from the Company's distributors will not exceed recorded allowances resulting in a material adverse effect on the Company. To expand its distribution channels, the Company has entered into select OEM arrangements that allow it to address specific market segments or geographic areas. In order to prevent inventory write-downs, to the extent that OEM customers do not purchase products as anticipated, the Company may need to convert such products to make them salable to other customers.

PRODUCTION AND SOURCES OF SUPPLY

ITEC presently outsources the production of most of its manufactured products through a number of vendors located in Northern and Southern California. These vendors assemble products, utilizing components purchased by the Company from other sources or from their own internal inventory. The terms of supply contracts are negotiated separately in each instance. The Company believes that its present vendors have sufficient capacity to meet projected market demand for the Company's products or that alternate production sources are available without undue disruption. ITEC has not experienced any difficulty over the past several years in engaging contractors or in purchasing components.

ITEC's contract vendors generally perform multi-step quality control testing prior to shipping their products to the Company. ITEC, in turn, includes appropriate software, performs additional tests on the products, then packages and ships products into the distribution channels. In addition to buying such items as printed circuit boards and other components from outside vendors, the Company purchases and/or licenses software programs, including operating systems and intellectual property modules (pre-written software code to execute a specifically defined operation). ITEC purchases these products from vendors who have licenses to sell such software to the Company from the originators of such software, and has, from time to time, directly licensed system software that is either embedded or otherwise incorporated in certain ITEC products.

While most components are available locally from multiple vendors, certain components used in the Company's products are only available from single sources. Although alternate suppliers are readily available for many of these components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to the Company's operations. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

The markets for the Company's products are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. The Company's future success will depend on its ability to continue to develop and manufacture competitive products and achieve cost reductions for its existing products. In addition, the Company monitors new technology developments and coordinates with suppliers, distributors and dealers to enhance existing products and lower costs. Advances in technology will require increased investment to maintain the Company's market position. The Company's financial condition and results of operations could be adversely affected if the Company is unable to develop and manufacture new, competitive products in a timely manner.

COMPETITION

The markets for the Company's products are highly competitive and rapidly changing. Some of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in its markets depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, selling prices, product performance, product distribution, marketing ability and customer support. A key element of the Company's strategy is to provide competitively priced, quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on certain of its products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in product costs, will affect gross margins and may adversely affect the Company's financial condition and results of operations. See "Risks and Uncertainties--Short Product Lives and Technological Change" and "Business--Competition."

INTELLECTUAL PROPERTY

ITEC's software products, hardware designs, and circuit layouts are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by the Company's software, hardware designs or the integration of the two. The Company protects its software source code as trade secrets and makes its Company proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. In many product hardware designs, the Company develops application-specific integrated circuits (ASICs) which encapsulate proprietary technology and are installed on the circuit board. This can serve to significantly reduce the risk of duplication by competitors, but in no way ensures the complete lack of potential for a competitor to replicate a feature or the benefit in a similar product. The Company currently holds no patents. Because computer and printer imaging technology is such a rapidly changing business environment, the Company believes the effectiveness of patents, trade secrets, and copyright protection are less important in influencing long term success than the experience of the Company's technical team, contractual relationships, and a continuous focus on technical advancement.

The Company has obtained U.S. registration for several of its trade names or trademarks, including: PCPI, NewGen, ColorBlind, LaserImage, ColorImage, ImageScript, ImageFont, ImagePress, and ImageNet. These trade names are used to distinguish the Company's products in the marketplace. Pending trademarks for which registration is currently being sought include: dfilm, Xtinguisher, ChroMATCH, ChromaxPro, ImagerPro, DuoSetter, ImagerPlus, and DesignXP.

From time to time, certain competitors have asserted patent rights relevant to the Company's business. The Company expects that this will continue. The Company carefully evaluates each assertion relating to its products. If the Company is not successful in establishing that asserted rights have not been violated, the Company could be prohibited from marketing the products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against the Company. If the Company's products should be found to infringe upon the intellectual property rights of others, the Company could be enjoined from further infringement and be liable for any damages. The Company relies on a combination of trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. There can be no assurance, however, that the measures adopted by the Company for the protection of its intellectual property will be adequate to protect its interests, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

PERSONNEL RESOURCES

Imaging Technologies Corporation employed a total of 124 individuals worldwide as of June 30, 1998. None of ITEC's employees are represented by any union. Of this number 14 are involved in corporate administration and finance, 56 are in engineering and research and development, 13 are in manufacturing operations, 32 are in sales and marketing and 9 are in technical support. Of that number, ITEC's European Headquarters employed 10 individuals.

RISKS AND UNCERTAINTIES

FUTURE CAPITAL NEEDS

There can be no assurance with respect to the Company's future profitability or revenue growth. Losses may occur on a quarterly or annual basis for a number of reasons outside the Company's control. See "Potential Fluctuation in Quarterly Performance." The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company will need additional funds. The Company may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or, if available, not on terms acceptable to the Company. Insufficient funds may require the Company to delay, reduce or eliminate some or all of its planned activities.

POTENTIAL FLUCTUATION IN QUARTERLY PERFORMANCE

The Company's quarterly operating results can fluctuate significantly depending on factors such as the timing of product announcements and subsequent introductions of products by the Company and its competitors, availability and cost of components, timing of shipments of the Company's products, mix of product families shipped, market acceptance of new products, seasonality, currency fluctuations, changes in prices by the Company and its competitors, and price protection for selling price reductions offered to distributors and OEMs. In addition, the timing of expenditures for staffing and related support costs, advertising, trade show attendance, promotion, research and development expenditures, and, of course, changes in general economic conditions can impact quarterly performance. Any one of these factors could have a material adverse effect on the Company's results of operations. The Company may experience significant quarterly fluctuations in total revenues as well as operating expenses with respect to future new product introductions. In addition, the Company's component purchases, production and spending levels are based upon forecast demand for the Company's products. Accordingly, any inaccuracy in forecasting could adversely affect the Company's financial condition and results of operations. Demand for the Company's products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. The Company's failure to complete shipments during a quarter could have a material adverse effect on the Company's results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period.

HIGHLY COMPETITIVE INDUSTRY

The markets for the Company's products are highly competitive and rapidly changing. Some of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in its markets depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, selling prices, product performance, product distribution, marketing ability and customer support. A key element of the Company's strategy is to provide competitively priced, quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on certain of its products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in product costs, will affect gross margins and may adversely affect the Company's financial condition and results of operations. See "Short Product Lives and Technological Change."

SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE

The markets for the Company's products are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. The Company's future success will depend on its ability to continue to develop and manufacture competitive products and achieve cost reductions for its existing products. In addition, the Company monitors new technology developments and coordinates with suppliers, distributors and dealers to enhance existing products and lower costs. Advances in technology will require increased investment to maintain the Company's market position. The Company's financial condition and results of operations could be adversely affected if the Company is unable to develop and manufacture new, competitive products in a timely manner.

DEVELOPING MARKETS AND APPLICATIONS

The markets for the Company's products are relatively new and are still developing. The Company believes that there has been growing market acceptance for color printers and related technologies and supplies. There can be no assurance that such markets will continue to grow. Other technologies are constantly evolving and improving. There can be no assurance that products based on these other technologies will not have a material adverse effect on the demand for the Company's products.

DEPENDENCE ON ADOBE RELATIONSHIP

The Company's relationship with Adobe as an authorized Co-development Partner to implement the inclusion of Adobe's PostScript language on printer controllers and in software products is an integral part of its business strategy. There can be no assurance that this relationship will be successful or that it will remain in force for some time to come. Loss of the Adobe relationship could have a substantial negative effect on future revenues.

DEPENDENCE UPON SUPPLIERS

At present, many of the Company's products use technology licensed from outside suppliers. The Company relies heavily on Adobe for upgrades and support of the PostScript language. In the case of its font products, the Company licenses such fonts from outside suppliers, including Adobe, who also own the intellectual property rights to such fonts. The reliance on third-party suppliers involves risk, including limited control over potential hardware and software incompatibilities with the Company's products. Furthermore, there can be no assurance that all of the suppliers of products marketed by the Company will continue to license their products to the Company indefinitely, or that these suppliers will not license to other companies simultaneously.

RISKS RELATED TO ACQUISITIONS

During Fiscal 1998, ITEC made a number of acquisitions to complement its technical position in the imaging market. CSI, a producer of color management software was acquired in a stock transaction. McMican, a two-year-old manufacturer of digital memory products for data storage and exchange between digital cameras and imaging systems was acquired in a stock transaction. ITEC also acquired the assets of AMT, the European sales and distribution subsidiary of Singapore-based Lam Soon. AMT had been ITEC's master stocking distributor of printers and supplies in the EC and on the European Continent. The Company's future performance will depend in part on its ability to integrate and grow these acquired businesses.

Acquisitions involve a number of risks, including: the integration of acquired products and technologies in a timely manner; the integration of businesses and employees with the Company's business; the management of geographically-dispersed operations; adverse effects on the Company's reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; the diversion of management attention; the assumption of unknown liabilities; potential disputes with the sellers of one or more acquired entities; the inability of the Company to maintain customers or goodwill of an acquired business; the need to divest unwanted assets or products; and the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired business could also have a material adverse effect on the reputation of the Company as a whole, and any acquired business could significantly under perform relative to the Company's expectations. The Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. As a result, there can be no assurance that the Company will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with its strategic objectives, which could have a material adverse effect on the Company.

In order to grow its business, the Company may continue to acquire businesses that it believes are complementary. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms, integrate their operations and technology successfully with those of the Company, retain existing customers and maintain the goodwill of the acquired business. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates, acquire any such candidates on acceptable terms, integrate their operations or technology successfully, or retain customers or maintain the goodwill of the acquired business. Moreover, in pursuing acquisition opportunities, the Company may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. In addition, the Company would likely face the same integration issues described above with respect to any future acquisitions. If the Company is unable to manage internal or acquisition-based growth effectively, the Company would be materially and adversely affected.

Due to all of the foregoing, the Company's execution on an acquisition strategy or any individual completed or future acquisition may have a material adverse effect on the Company. In addition, if the Company issues equity securities as consideration for any future acquisitions, existing stockholders will experience further ownership dilution and such equity securities could have rights, preferences, privileges or other rights superior to those of the Common Stock. See "--Future Capital Needs," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL

The success of the Company is dependent, in part, on its ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and the inability to attract additional key employees or the loss of one or more key employees could adversely affect the Company. There can be no assurance that the Company will retain its key personnel.

COMPONENT AVAILABILITY AND COST; DEPENDENCE ON SINGLE SOURCES

ITEC presently outsources the production of most of its manufactured products through a number of vendors located in California. These vendors assemble products, utilizing components purchased by the Company from other sources or from their own internal inventory. The terms of supply contracts are negotiated separately in each instance. The Company believes that its present vendors have sufficient capacity to meet projected market demand for the Company's products or that alternate production sources are available without undue disruption. ITEC has not experienced any difficulty over the past several years in engaging contractors or in purchasing components.

ITEC's contract vendors generally perform multi-step quality control testing prior to shipping their products to the Company. ITEC, in turn, includes appropriate software, performs additional tests on the products, then packages and ships products into the distribution channels. In addition to buying such items as printed circuit boards and other components from outside vendors, the Company purchases and/or licenses software programs, including operating systems and intellectual property modules (pre-written software code to execute a specifically defined operation). ITEC purchases these products from vendors who have licenses to sell such software to the Company from the originators of such software, and has, from time to time, directly licensed system software that is either embedded or otherwise incorporated in certain ITEC products.

While most components are available locally from multiple vendors, certain components used in the Company's products are only available from single sources. Although alternate suppliers are readily available for many of these components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to the Company's operations. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company.

POSSIBILITY OF CHALLENGE TO COMPANY'S PRODUCTS OR INTELLECTUAL PROPERTY RIGHTS

The Company's software products, hardware designs, and circuit layouts are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by the Company's software, hardware designs or the integration of the two. The Company protects its software source code as trade secrets and makes its Company proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. In many product hardware designs, the Company develops ASICs which encapsulate proprietary technology and are installed on the circuit board. This can serve to significantly reduce the risk of duplication by competitors, but in no way ensures the complete lack of potential for a competitor to replicate a feature or the benefit in a similar product. The Company currently holds no patents. Because computer and printer imaging technology is such a rapidly changing business environment, the Company believes the effectiveness of patents, trade secrets, and copyright protection are less important in influencing long term success than the experience of the Company's technical team, contractual relationships, and a continuous focus on technical advancement.

The Company has obtained U.S. registration for several of its trade names or trademarks, including: PCPI, NewGen, ColorBlind, LaserImage, ColorImage, ImageScript, ImageFont, ImagePress, and ImageNet. These trade names are used to distinguish the Company's products in the marketplace. Pending trademarks for which registration is currently being sought include: dfilm, Xtinguisher, ChroMATCH, ChromaxPro, ImagerPro, DuoSetter, ImagerPlus, and DesignXP.

From time to time, certain competitors have asserted patent rights relevant to the Company's business. The Company expects that this will continue. The Company carefully evaluates each assertion relating to its products. If the Company is not successful in establishing that asserted rights have not been violated, the Company could be prohibited from marketing the products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against the Company. If the Company's products should be found to infringe upon the intellectual property rights of others, the Company could be enjoined from further infringement and be liable for any damages. The Company relies on a combination of trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. There can be no assurance, however, that the measures adopted by the Company for the protection of its intellectual property will be adequate to protect its interests, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

INTERNATIONAL OPERATIONS

The Company conducts business globally. Accordingly, the Company's future results could be adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates; regulatory, political or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; government spending patterns; and natural disasters, among other factors. In Fiscal 1998, the Company experienced contract cancellations and the write-off of significant receivables related to continuing economic deterioration in foreign countries, particularly in Asian countries. Any or all of these factors could have a material adverse impact on the Company's future international business in these or other countries and on the Company's financial condition and results of operations.

DEPENDENCE ON EXPORT SALES

The Company intends to pursue international markets as key avenues for growth and to increase the percentage of sales generated in international markets. In Fiscal 1998, 1997, and 1996, sales outside the United States represented approximately 56%, 57% and 81% of the Company's net sales, respectively. In 1998, the Company established a European Headquarters to facilitate its European sales operations. Located in Bracknell, Berkshire, near London, ITEC Europe provides both sales and support functions to customers within the United Kingdom, EC and Eastern European Block for ITEC's printer and imaging products. In addition, at the close of Fiscal 1998, ITEC acquired the European-based assets and operations of AMT. AMT was the European sales and distribution arm of Singapore-based Lam Soon, manufacturer of dot matrix, laser and inkjet printers and plotters for specialized applications.

The Company expects export sales to continue to represent a significant portion of its sales. International sales and operations are subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company.

RELIANCE ON INDIRECT DISTRIBUTION

The Company's products are marketed and sold through an established distribution channel of VARs, manufacturer's representatives, retail vendors, and systems integrators. ITEC has a network of dealers and distributors in the United States and Canada, in the EC and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. ITEC supports its worldwide distribution network and end-user customers through centralized manufacturing, distribution, and repair operations headquartered in San Diego, which serve North and South America, the Pacific Rim and Asia. In addition, ITEC Europe Ltd., located in a suburb of London, manages distribution and service for customers in Europe, Africa and the Middle East. As of June 30, 1998, the Company directly employed 32 individuals involved in marketing and sales activities. The sales and marketing operation is headquartered in ITEC's Silicon Valley offices in Northern California.

The Company's sales are principally made through distributors which may carry competing product lines. Such distributors could reduce or discontinue sales of the Company's products which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that these independent distributors will devote the resources necessary to provide effective sales and marketing support of the Company's products. In addition, the Company is dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting the Company's markets. The Company believes that its future growth and success will continue to depend in large part upon its distribution channels. There can be no assurance that actual bad debts from the Company's distributors will not exceed recorded allowances resulting in a material adverse effect on the Company's financial condition and results of operations. To expand its distribution channels, the Company has entered into select OEM arrangements that allow it to address specific market segments or geographic areas. In order to prevent inventory write-downs, to the extent that OEM customers do not purchase products as anticipated, the Company may need to convert such products to make them salable to other customers.

VOLATILITY OF STOCK PRICE

The market price of the Company's Common Stock historically has fluctuated significantly. The Company believes that factors such as general stock market trends, announcements of developments related to the Company's business, fluctuations in the Company's operating results, general conditions in the computer peripheral market and the markets served by the Company or in the worldwide economy, a shortfall in revenue or earnings from securities analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause a further significant fluctuation in the price of the Company's Common Stock. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations that are unrelated to the Company's operating performance.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has procured a new business system that is year 2000 compliant and plans are to implement the new system in Quarters three and four of the 1999 fiscal year ending June 30, 1999.

Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in other computer systems improvements to be year 2000 compliant. The Company plans to devote the necessary resources to resolve significant year 2000 issues in a timely manner; however, if the Company, its customers, vendors or others with whom it does significant business are unable to resolve external processing issues in a timely manner, it could result in material adverse effect on the Company.

The Company has performed an analysis of all of its products manufactured after January 1, 1997 and has determined that all such products are year 2000 compliant. This analysis covered the Company's printer controller technology, laser and dye-sublimation printers, as well as software products and computer and digital camera memory modules. The Company's printers do not currently contain any internal clock devises that monitor or recognize the change of the date and therefore the change of year from 1999 to 2000 should not effect their operation. However, software drivers are used to modify and direct the output and performance of these printers. While these drivers do not generate time-specific codes, they mirror time codes resident in the applicable operating system. In the event a modification is required to a software driver to accommodate year 2000 modifications instituted by a manufacturer of a software package, computer platform or operating system that the Company is currently supporting, the Company currently plans to update that driver free-of-charge and make it available to customers for down-loading from the Internet.

ABSENCE OF DIVIDENDS

No cash dividends have been paid on the Company's Common Stock to date and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 2.

PROPERTIES

ITEC owns no real property. The Company leases approximately 14,000 square feet of space in a facility located at 11031 Via Frontera, San Diego, California 92127, at a monthly lease rate of approximately $10,750. This facility houses corporate management and engineering offices. That lease expires on January 31, 1999. In addition, the Company leases approximately 12,000 square feet of space in a nearby facility that houses manufacturing, operations and finance located at 10966 Via Frontera, San Diego, California 92127, at a monthly lease rate of approximately $7,600. The lease expires on May 31, 1999.

ITEC operates a software research and development center in Cardiff, California. The Company leases approximately 3700 square feet of space located at 120 Birmingham Drive, Cardiff, California 92007, at a monthly lease rate of approximately $6,400. The lease expires on November 30, 1998. Adjacent to that facility, at 2053 San Elijo Avenue, Cardiff, California 92007, the Company leases approximately 2600 square feet of space at a monthly lease rate of approximately $2800. The lease expires on June 30, 1999.

ITEC operates a memory product development and sales office in Newport Beach, California. The Company leased approximately 1,200 square feet of space located at 120 Newport Center Drive, Suite 245, Newport Beach California. The monthly lease rate is approximately $2,400. The lease expires on October 31, 1999.

In Northern California, ITEC leases approximately 5,000 square feet of space in a facility located at 3350 Scott Boulevard, Building No. 7, Santa Clara, California 95054, at a monthly lease rate of $5,800. This facility houses sales and marketing staff. The lease expires on June 30, 2002.

ITEC's European headquarters, ITEC Europe Ltd., leases approximately 3,000 square feet in a facility located outside London, England, The address is ITEC House, Unit 9 Milbanke Court, Milbanke Way, Bracknell Berkshire RG12 1RP. This facility houses sales, distribution and technical support personnel. The monthly lease rate is U.S. $5,600 and it expires on March 31, 2003.

On April 22, 1998, the Company announced the closure of ITEC's printer manufacturing, distribution and sales operations in Costa Mesa, California. That facility encompassed approximately 27,000 square feet of space located at 3545-A Cadillac Avenue, Costa Mesa, California 92626. The plant was closed at lease expiration on July 31, 1998. The monthly lease rate was $13,900. The equipment and operations at the Costa Mesa site were relocated to a facility adjacent to the corporate headquarters in San Diego.

ITEM 3.

LEGAL PROCEEDINGS

The Company, because of the nature of its business, is from time to time threatened or involved in legal actions. The Company, does not believe any of the legal actions now pending against the Company will result in a material adverse effect on the Company and, further, does not consider that any such proceedings fall outside ordinary, routine litigation incidental to the business of the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market, and quoted on The Nasdaq Small Cap Market (symbol: ITEC).

The following table sets forth the high and low bid quotations of the Company's Common Stock for the periods indicated as reported by The Nasdaq Small Cap Market or NASD electronic bulletin board. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions and reflect the 1-for-5 reverse stock split effectuated by the Company on February 24, 1997.

                                              High           Low
           -------------------------------------------------------
           Year ended June 30, 1996
             First quarter                   $  2.50        $ 1.25
             Second quarter                     2.65           .90
             Third quarter                      4.70          1.90
             Fourth quarter                    12.80          3.75
           Year ended June 30, 1997
             First quarter                   $ 11.88        $ 7.50
             Second quarter                    10.00          4.69
             Third quarter                      5.94          4.37
             Fourth quarter                     7.13          3.25
           Year ended June 30, 1998
             First quarter                   $  7.19        $ 5.50
             Second quarter                     6.69          4.25
             Third quarter                      4.63          2.75
             Fourth quarter                     4.19          2.25


The number of holders of record of the Company's Common Stock, $.005 par value, was approximately 3,000 at June 30, 1998.

ITEC has never declared, or paid, any cash dividends on ITEC's Common Stock. ITEC currently intends to retain earnings, if any, after any payment of dividends on its 5% Convertible Preferred Stock, for use in its business and therefore, does not anticipate paying any cash dividends on ITEC's Common Stock.

Holders of the 5% Convertible Preferred Stock are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually, and commencing on October 15, 1986. ITEC has never declared, or paid any cash dividends on ITEC's 5% Convertible Preferred Stock. Dividends in arrears at June 30, 1998 were $497,000.

ITEM 6.

SELECTED FINANCIAL DATA

The consolidated statement of operations data with respect to the years ended June 30, 1998, 1997 and 1996 and the consolidated balance sheet data at June 30, 1998, and 1997, set forth below are derived from the consolidated financial statements of the Company included in Item 8 below, which have been audited by Boros & Farrington APC, independent accountants. The selected consolidated financial data set forth (in thousands, except per share data) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 beow, and the Company's consolidated financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of future results of operations.

Statement of operations data:

                                                    1998       1997      1996*
                                                   ----------------------------
NET REVENUES
           Sales of Product                         30,740     26,081     9,522
           Engineering Fees                          2,327      5,860     2,379
           License Fees and Royalties                1,350        296       603
                                                   ----------------------------
           Net Total Revenues                       34,417     32,237    12,504

COSTS & EXPENSES

           Cost of Products Sold                    22,536     17,022     7,942
           Selling, General and Administrative      10,269     10,460     3,849
           Cost of Engineering & Purchased R&D       2,475      4,243     2,135
           Amortization of Capitalized Software          -          -       233
           Special Charges                           8,941          -     2,058
                                                   ----------------------------
                                                   ----------------------------

INCOME (LOSS) FROM OPERATIONS                       (9,804)       512    (3,713)
                                                   ----------------------------

NET INCOME (LOSS)                                  (10,163)       723    (3,665)

EARNING (LOSS) PER COMMON SHARE
           Basic                                   $(0.90)      $0.07   $(0.77)
           Diluted                                 $(0.90)      $0.06   $(0.77)
                                                   ----------------------------

* EXCLUDES $116 OF EXTRAORDINARY GAIN ON CONVERSION OF NOTES PAYABLE

Balance Sheet Data:

                                             1998              1997
                                           --------------------------
Cash                                       $ 3,023          $   255
Working capital                                315            4,818
Total assets                                20,961           14,075
Long-term obligations                        1,828              228
Preferred stock                              2,780              420
Total shareholders' equity                   4,604            7,877

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

Imaging Technologies Corporation develops, manufactures, and distributes high-quality digital imaging solutions. The Company produces a wide range of printer and imaging products for use in graphics and publishing, digital photography as well as other niche business and technical markets. Beginning with a core technology in the design and development of controllers for non-impact printers and multifunction peripherals, the Company has expanded its product offerings to include monochrome and color printers, external print servers, digital image storage devices, and software to improve the accuracy of color reproduction.

ITEC has acquired four separate businesses during the past eighteen months that have expanded the Company's strategic position in the digital imaging market. In addition, the Company has altered its focus away from some of its traditional revenue sources and has been required to make expenditures to support these changes. As of the end of Fiscal 1998, the Company's business continues to be in a significant transitional phase and there are important short-term operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.

Historically, a portion of the Company's income was derived from non-recurring engineering fees and royalty income from a relatively small number of OEM customers. Over the past three years, the Company has experienced shortfalls in income as a result of engineering contracts with OEM manufacturers for products that were never completed by the OEM, were never introduced into the market and shipped or were cancelled by the customer before ITEC completed the deliverables portion of the contract. The timing and amount of income from these customers ultimately depended on sales levels and shipping schedules for the OEM products into which the Company's products were incorporated. The Company had no control over the shipping date or volumes of products shipped by its OEM customers, and there was no assurance that any OEM would continue to ship products that incorporate the Company's technology. Failure of these OEMs to achieve significant sales of products incorporating the Company's technology and fluctuations in the timing and volume of such sales had in a materially adverse effect on the Company.

The Company's current strategy is to develop and commercialize its own technology. The Company intends to increase penetration of its current target markets and to continue pursuing clearly defined commercial market opportunities that enable it to leverage its core technologies. The Company has established a number of strategic partnerships with industry leaders, such as Adobe Systems and NEC Electronics for product development, marketing and sales. Through these strategic partnerships, ITEC seeks to obtain specific market knowledge and enhanced understanding of market demands and needs, access to funding for continued product development, product and customer validation and a channel for market penetration.

To execute successfully its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. To address the Company's working capital needs, on September 17, 1998, the Company raised an aggregate of $4.38 million through the issuance of shares of its Common Stock and subordinated notes to several private investors. While this financing improved the Company's working capital position, the Company needs to raise additional funds to operate its business effectively. The Company has recently engaged a financial advisor to assist with additional fund raising efforts and the Company intends to attempt to raise additional funds in the near future. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company.
See "--Liquidity and Capital Resources" and "Item 1. Business--Risks and Uncertainties--Future Capital Needs."

CORPORATE RESTRUCTURING

Beginning in April 1998, the Company implemented a plan to realign the management and create a divisional structure within the organization. ITEC consolidated all of its independent operating subsidiaries under a single financial and operational structure. The Company undertook this restructuring based in part upon its belief that by breaking down the barriers between the subsidiaries and organizing the Company around functions the Company would be able to improve the effectiveness of its established sales channels and to enhance cross-selling opportunities. The Company also believes that this structure will improve the management and commercialization of its diverse technology base. In addition to the structural realignment, ITEC closed the 27,000 square-foot printer manufacturing and distribution facility it operated in Costa Mesa, California, at lease end, and relocated those operations to a new 12,000-square-foot facility adjacent to the Corporate Headquarters in San Diego. The Company also relocated most of its marketing and sales activities from Costa Mesa to ITEC's existing operation in the San Jose region of Northern California. By streamlining operations and locating manufacturing and distribution in one centralized plant, the Company expects to eventually realize an annualized savings of approximately $1.5 to $2 million, primarily as a result of workforce reductions, decreased factory space requirements and the elimination of redundant operations.

STRATEGIC ACQUISITIONS

In Fiscal 1998, the Company made several strategic acquisitions to reinforce its technology position and expand sales channels. ITEC purchased privately held McMican Corporation. The new division operates as the Storage Products division of ITEC, producing specialized memory modules. McMican's "dfilm-TM-" line of data storage products feature Flash memory modules for high-speed transfer of stored images and data. "dfilm-TM-" modules have applications in portable digital cameras and many other portable devices such as handheld personal computers running the Windows CE-Registered Trademark- operating system.

In fiscal 1998 ITEC merged with Color Solutions, Inc., a three-year-old software development firm located in Cardiff, California. Color Solutions' ColorBlind-Registered Trademark- software allows users to precisely profile peripherals such as scanners, monitors, digital cameras, printers and other specialized color digital devices, all based on internationally-accepted ICC color standards. Color management is a key element for the printing and graphics industry, but also color reproduction in the textile, motion picture, and ceramics industries.

At the close of Fiscal 1998, ITEC acquired the assets of AMT, the European sales and distribution subsidiary of Singapore-based Lam Soon. Lam Soon is worldwide manufacturer of dot matrix, inkjet and specialized laser printers. AMT had been ITEC's master stocking distributor of printers and supplies in the EC and on the European Continent. AMT's European operations are being integrated into ITEC's recently established European Headquarters operation, ITEC Europe, located near London.

SPECIAL CHARGES

In the fourth quarter of fiscal 1998, the Company wrote-off contract and license receivables of approximately $5.2 million that are due from OEMs and co-developers who have been adversely affected by the downturn in the technology segment of the market and the economic crisis in Asia.

In addition, the Company began to implement a restructuring plan aimed at streamlining operations and reducing costs. The restructuring plan seeks to combine and coordinate the efforts of the Company's subsidiaries, eliminate redundant functions, promote operating efficiencies, and focus resources on the new product lines. These actions resulted in a net charge of approximately $3.8 million including $1.7 million relating to redundant compensation costs; $1.5 million relating to the write-down of inventory, licenses, and other assets that are not central to the Company's core business; and $0.3 million relating to the consolidation of facilities.

RESULTS OF OPERATIONS

REVENUES

Revenues were $34.4 million, $32.2 million and $12.5 million for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Sales of product were $30.7 million, $26.1 million and $9.5 million for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The increase in product sales from 1997 to 1998 was due primarily to an increase in sales of printer products, and the increase from 1996 to 1997 was due primarily to the Company's merger with NewGen, which commenced operations in 1997.
Engineering fees were $2.3 million, $5.9 million and $2.4 million for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The decrease in 1998 compared to 1997 was primarily the result of the Company's change in strategic direction, focusing more on internal product development and sales and less on engineering for third parties. The increase in 1997 as compared to 1996 was primarily the result of several large OEM contracts in 1997. License fees and royalties were $1.4 million, $.3 million and $.6 million for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 was due primarily to the sales of a license to AMT of $1.3 million. The decrease in 1997 as compared to 1996 was primarily the result of declining royalties on older technology products.

COST OF PRODUCTS SOLD

Cost of products sold were $22.5 million or 73% of product sales, $17.0 million or 65% of product sales and $7.9 million or 83% of product sales for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The percentage increase in 1998 as compared to 1997 was primarily due to price reductions on older printer products and increased sales of lower margin memory products. The 1996 cost of product sold related primarily to the Prima division which has remained relatively constant as a percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $10.3 million or 30% of total revenues, $10.5 million or 32% of total revenues and $3.8 million or 31% of total revenues for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services. The decrease both in absolute dollars and as a percentage of net revenues in selling, general and administrative expenses in 1998 as compared to 1997 was due primarily to the reclassification of redundant costs to restructuring charges. The increase both in absolute dollars and as a percentage of net revenues in selling, general and administrative expenses in 1997 as compared to 1996 was due primarily to the additional personnel acquired in the merger with NewGen in 1997.

COST OF ENGINEERING AND PURCHASED R&D

Cost of engineering and purchased R&D was $2.5 million or 106% of engineering revenues, $4.2 million or 72% of engineering revenues and $2.1 million or 90% of engineering revenues for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. As a percentage of engineering revenues, the increase in fiscal 1998 over 1997 results from cost overruns on contracts that were terminated. The decrease from fiscal 1996 to 1997 results from several large OEM contracts.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities. In August 1997, the Company completed a private placement of 500 shares of Series C Convertible Preferred Stock providing aggregate proceeds of $5.0 million. A portion of the shares were converted by the holders and on September 18, 1998, the Company redeemed all 237 outstanding shares of the Series C Convertible Preferred Stock. The Company paid $2.23 million in cash, issued $1.0 million in subordinated promissory notes and warrants to purchase 300,000 shares of Common Stock to the holders of the Series C Convertible Preferred Stock in connection with the redemption.

The Company has received and anticipates that it will continue to receive the majority of its cash from collections of accounts receivable from its customers, distributors and OEMs. These groups generally have a history of timely payments; however, an increasing amount of international sales can increase accounts receivable balances due to traditionally slower payments by international customers. In addition, the economies of certain foreign countries, particularly in Asia, have weakened recently creating greater risk of nonpayment for the Company from these areas. Any failure of the Company's customers, distributors or OEMs to pay, or any significant delay in the payment of, a material portion of the amounts owing to the Company could have a material adverse effect on the Company.

As of June 30, 1998, the Company had working capital of $0.3 million a decrease of $4.5 milion as compared to June 30, 1997. The decrease is primarily the result of the private placement of increased borrowings during fiscal 1998. The Company's other principal source of liquidity at June 30, 1998, were lines of credit with Imperial Bank aggregating $7 million. Borrowing under the lines of credit at June 30, 1998 totaled $2 million. The Company also has a term loan with Imperial Bank, the principal balance of which at June 30, 1998, was $2.5 million. The lines of credit and the term loan bear interest at Imperial Bank's prime rate plus 0.75% per annum. The applicable interest rate at June 30, 1998, was 9.25%. The Company's obligations under the lines of credit and the term loan are secured by all of the Company's accounts receivable, inventories, and other assets. In September 1998, Imperial Bank ceased funding under the lines of credit and notified the Company that it intended to terminate its banking relationship with the Company. After further discussions, the Company and Imperial Bank have agreed on the principal terms of a Forbearance Agreement pursuant to which Imperial Bank would resume funding to the Company under the lines of credit and the Company would repay all outstanding indebtedness owed to Imperial Bank by January 15, 1999. The Forbearance Agreement is subject to further negotiation and the approval of senior Management at Imperial Bank and the Company's Board of Directors and there can be no assurance that such approvals will be obtained. Although the Company is in discussions with several lenders regarding new financing for the Company, there can be no assurance that the Company will secure new financing by January 15, 1999, if ever. The failure of Imperial Bank to continue to provide funding to the Company under the lines of credit or the failure of the Company to secure sufficient new financing to repay all indebtedness owed to Imperial Bank on or before January 15, 1999, would have a material adverse effect on the Company.

As of June 30, 1998, the Company also had a line of credit with the Bank of Yorba Linda with a principal balance of $.4 million. The loan bears interest at prime plus 3% per annum and matured on August 13, 1998. The Company currently plans to refinance this obligation as part of the new financing it is attempting to secure. There can be no assurance, however, that the Company will be able to secure new financing to repay the Bank of Yorba Linda loan, and the Company's failure to do so could have a material adverse effect on the Company.

Net cash used in operating activities increased to $7.1 million during the year ended June 30, 1998, from $4.0 million and $1.3 million during the years ended June 30, 1997 and 1996, respectively. The increase from 1998 as compared to 1997 resulted primarily from the operating loss and special charges. The increase from 1997 as compared to 1996 resulted primarily from improved operating results.

Net cash used in investing activities increased to $3.8 million during the year ended June 30, 1998, from $2.2 million and $0.5 million during the years ended June 30, 1997 and 1996, respectively. The increase from 1998 as compared to 1997 resulted primarily from capitalized software. The increase from 1997 as compared to 1996 resulted primarily from increased purchases of property and equipment and capitalized software.

The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at June 30, 1998, was approximately $497,000.

The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products, the scope and success of the Company's product development efforts, the resources the Company devotes to marketing and selling its products, and other factors. The Company anticipates that its capital requirements will increase in future periods as it continues to develop new products and increases its sales and marketing efforts. The report of the Company's independent auditors accompanying the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. To address the Company's working capital needs, on September 17, 1998, the Company raised an aggregate of $4.38 million through the issuance of shares of its Common Stock and subordinated notes to several private investors. While this financing improved the Company working capital position, the Company needs to raise additional funds to operate its business effectively. The Company has recently engaged a financial advisor to assist with additional fund raising efforts and the Company intends to attempt to raise additional funds in the near future. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "Item 1. Business--Risks and Uncertainties--Future Capital Needs."

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                             Page
Report of independent accountants                                             20

Consolidated balance sheets as of June 30, 1998 and 1997                      21

Consolidated statements of operations for the years ended
     June 30, 1998, 1997, and 1996                                            22

Consolidated statements of shareholders' equity for the years ended
     June 30, 1998, 1997, and 1996                                            23

Consolidated statements of cash flows for the years ended
     June 30, 1998, 1997, and 1996                                            24

Notes to consolidated financial statements                                    25

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF IMAGING TECHNOLOGIES CORPORATION

We have audited the consolidated balance sheets of Imaging Technologies Corporation and its subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imaging Technologies Corporation and its subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Note 1 to the financial statements describes various factors that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BOROS & FARRINGTON APC
San Diego, California
October 5, 1998

                  IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 1998 AND 1997
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                               ASSETS

                                                                           1998              1997
Current assets
     Cash                                                               $  3,023            $    255
     Accounts receivable, net                                              4,133               7,635
     Inventories                                                           6,287               2,348
     Prepaid expenses and other                                            1,401                 550
                                                                       ---------           ---------
          Total current assets                                            14,844              10,788
Property and equipment, net                                                1,525               1,668
Prepaid licenses                                                             635                 697
Capitalized software, net                                                  3,655                 549
Other                                                                        302                 373
                                                                       ---------           ---------
                                                                        $ 20,961            $ 14,075
                                                                       ---------           ---------
                                                                       ---------           ---------

                                  LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
     Borrowings under bank lines of credit                              $  5,203            $    955
     Short-term debt                                                       1,998                 200
     Current portion of long-term debt                                       903                 144
     Deferred revenue                                                          -                 356
     Accounts payable                                                      5,027               2,876
     Accrued expenses                                                      1,398               1,439
                                                                       ---------           ---------
          Total current liabilities                                       14,529               5,970
Long-term debt, less current portion                                       1,828                 228
                                                                       ---------           ---------
          Total liabilities                                               16,357               6,198
                                                                       ---------           ---------
Commitments and contingencies (note 11)

Shareholders' equity
     Series A preferred stock, $1,000 par value, 7,500 shares
          authorized, 420.5 shares issued and outstanding                    420                 420
     Series C preferred stock, $1,000 par value, 1,200 shares
          authorized, 236 shares issued and outstanding                    2,360                   -
     Preferred stock, $1,000 par value, 2,383 shares authorized,
          no shares issued and outstanding                                     -                   -
     Common stock, $0.005 par value, 100,000,000 shares authorized;
          12,402,256 shares issued and outstanding                            62                  53
     Paid-in capital                                                      35,859              31,368
     Shareholder loans                                                      (110)               (140)
     Accumulated deficit                                                 (33,987)            (23,824)
                                                                       ---------           ---------
          Total shareholders' equity                                       4,604               7,877
                                                                       ---------           ---------
                                                                        $ 20,961            $ 14,075
                                                                       ---------           ---------
                                                                       ---------           ---------


See notes to consolidated financial statements.

                      IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         YEARS ENDED JUNE 30, 1998, 1997, AND 1996
                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     1998           1997        1996
Revenues
     Sales of products                                             $ 30,740        $26,081     $ 9,522
     Engineering fees                                                 2,327          5,860       2,379
     Licenses and royalties                                           1,350            296         603
                                                                   --------        -------     -------
                                                                     34,417         32,237      12,504
                                                                   --------        -------     -------
Costs and expenses
     Costs of products sold                                          22,536         17,022       7,942
     Selling, general, and administrative                            10,269         10,460       3,849
     Cost of engineering fees                                         2,475          4,243       2,135
     Amortization of capitalized software costs                           -              -         233
     Special charges
          Write-off of contract and license receivables               5,157              -           -
          Restructuring costs                                         3,784              -       2,058
                                                                   --------        -------     -------
                                                                     44,221         31,725      16,217
                                                                   --------        -------     -------
Income (loss) from operations                                        (9,804)           512      (3,713)
                                                                   --------        -------     -------
Other income (expense)
     Interest, net                                                     (341)           (87)        (60)
     Other                                                                -             64          (4)
                                                                   --------        -------     -------
                                                                       (341)           (23)        (64)
                                                                   --------        -------     -------
Income (loss) before income taxes and extraordinary items           (10,145)           489      (3,777)
Income tax benefit (expense)                                            (18)           234          (4)
                                                                   --------        -------     -------
Income (loss) before extraordinary item                             (10,163)           723      (3,781)
Extraordinary gain on conversion of notes payable
     (0.02 per share)                                                     -              -         116
                                                                   --------        -------     -------
Net income (loss)                                                  $(10,163)       $   723     $(3,665)
                                                                   --------        -------     -------
                                                                   --------        -------     -------
Earnings (loss) per common share
     Basic                                                         $  (0.90)       $  0.07     $ (0.77)
                                                                   --------        -------     -------
                                                                   --------        -------     -------
     Diluted                                                       $  (0.90)       $  0.06     $ (0.77)
                                                                   --------        -------     -------
                                                                   --------        -------     -------
Weighted average common shares                                       11,295          8,698       4,997
                                                                   --------        -------     -------
                                                                   --------        -------     -------
Weighted average common shares - assuming dilution                   11,295         10,623       4,997
                                                                   --------        -------     -------
                                                                   --------        -------     -------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  YEARS ENDED JUNE 30, 1998, 1997, AND 1996
                                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                               SERIES A        SERIES B      SERIES C
                                              PREFERRED       PREFERRED     PREFERRED          COMMON          PAID-IN
                                                STOCK           STOCK         STOCK             STOCK          CAPITAL
BALANCE, JULY 1, 1995                           $ 2,318        $ 1,162        $     -             $22          $18,206
Issuance of common stock
     Conversion of notes payable
          (58,862 shares)                             -              -              -               -              102
     Conversion of accounts payable
          (176,001 shares)                            -              -              -               1              310
     Exercise of options and warrants
          (1,243,007 shares)                          -              -              -               6            3,362
     Private sale
          (1,801,334 shares)                          -              -              -               9            2,516
Sale of warrants                                      -              -              -               -              513
Net loss                                              -              -              -               -                -
                                                -------        -------        -------             ---          -------
BALANCE, JUNE 30, 1996                            2,318          1,162              -              38           25,009
Issuance of common stock
     Conversion of preferred stock
          (556,601 shares)                       (1,898)        (1,162)             -               3            3,056
     Business mergers and acquisitions
          (2,150,000 shares)                          -              -              -              11            2,547
     Exercise of options and warrants
          (162,993 shares)                            -              -              -               1              256
     Private sale
          (100,000 shares)                            -              -              -               -              500
Net income                                            -              -              -               -                -
                                                -------        -------        -------             ---          -------
BALANCE, JUNE 30, 1997                              420              -              -              53           31,368
Issuance of preferred stock
          (500 shares)                                -              -          5,000               -             (211)
Issuance of common stock
     Conversion of preferred stock
          (958,598 shares)                            -              -         (2,640)              5            2,617
     Conversion of note payable
          (64,516 shares)                             -              -              -               -              100
     Business acquisitions
          (240,000 shares)                            -              -              -               1              349
     Exercise of options and warrants
          (554,530 shares)                            -              -              -               3            1,636
Collection of shareholder loans                       -              -              -               -                -
Net loss                                              -              -              -               -                -
                                                -------        -------        -------             ---          -------
BALANCE, JUNE 30, 1998                          $   420        $     -        $ 2,360             $62          $35,859
                                                -------        -------        -------             ---          -------
                                                -------        -------        -------             ---          -------


                                                   SHAREHOLDER     ACCUMULATED
                                                      LOANS          DEFICIT             TOTAL
BALANCE, JULY 1, 1995                                $      -        $(20,882)         $    826
Issuance of common stock
     Conversion of notes payable
          (58,862 shares)                                   -               -               102
     Conversion of accounts payable
          (176,001 shares)                                  -               -               311
     Exercise of options and warrants
          (1,243,007 shares)                               (8)              -             3,360
     Private sale
          (1,801,334 shares)                                -               -             2,525
Sale of warrants                                            -               -               513
Net loss                                                    -          (3,665)           (3,665)
                                                     --------        --------          --------
BALANCE, JUNE 30, 1996                                     (8)        (24,547)            3,972
Issuance of common stock
     Conversion of preferred stock
          (556,601 shares)                                  -               -                (1)
     Business mergers and acquisitions
          (2,150,000 shares)                              (82)              -             2,476
     Exercise of options and warrants
          (162,993 shares)                                (50)              -               207
     Private sale
          (100,000 shares)                                  -               -               500
Net income                                                  -             723               723
                                                     --------        --------          --------
BALANCE, JUNE 30, 1997                                   (140)        (23,824)            7,877
Issuance of preferred stock
          (500 shares)                                      -               -             4,789
Issuance of common stock
     Conversion of preferred stock
          (958,598 shares)                                  -               -               (18)
     Conversion of note payable
          (64,516 shares)                                   -               -               100
     Business acquisitions
          (240,000 shares)                                  -               -               350
     Exercise of options and warrants
          (554,530 shares)                                (53)              -             1,586
Collection of shareholder loans                            83               -                83
Net loss                                                    -         (10,163)          (10,163)
                                                     --------        --------          --------
BALANCE, JUNE 30, 1998                               $   (110)       $(33,987)         $  4,604
                                                     --------        --------          --------
                                                     --------        --------          --------


See notes to consolidated financial statements.

                               IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED JUNE 30, 1998, 1997, AND 1996
                                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     1998           1997            1996
Cash flows from operating activities
     Net income (loss)                                             $(10,163)      $    723        $(3,665)
     Adjustments to reconcile net income (loss)
       to net cash from operating activities
          Non-cash special charges                                    7,073              -          2,058
          Extraordinary gain on conversion of notes payable               -              -           (116)
          Depreciation and amortization                                 657            909            428
          Changes in operating assets and liabilities
               Accounts receivable                                     (973)        (3,893)          (476)
               Inventories                                           (3,263)          (202)           112
               Prepaid expenses and other                              (413)            61           (156)
               Accounts payable and accrued expenses                    338         (1,602)           191
               Deferred revenue                                        (356)           (32)           361
                                                                   --------       --------        -------
                    Net cash from operating activities               (7,100)        (4,036)        (1,263)
                                                                   --------       --------        -------
Cash flows from investing activities
     Prepaid licenses                                                  (274)          (641)          (169)
     Capitalized software                                            (3,106)          (526)             -
     Capital expenditures                                              (413)        (1,009)          (311)
     Other                                                                -            (36)           (50)
                                                                   --------       --------        -------
                    Net cash from investing activities               (3,793)        (2,212)          (530)
                                                                   --------       --------        -------
Cash flows from financing activities
     Capital contributions (NewGen)                                       -          1,002              -
     Cash acquired from business acquisitions                            40              -              -
     Net borrowings under bank lines of credit                        3,915            340           (151)
     Net borrowings under short-term notes payable                    1,000              -           (400)
     Net proceeds from issuance of common stock                       1,586            707          5,927
     Net proceeds from issuance of preferred stock                    5,000              -              -
     Stock issuance costs                                              (229)             -              -
     Sale of warrants                                                     -              -            513
     Collection of shareholder loans                                     83              -              -
     Issuance of long term debt                                       2,500            143              -
     Repayment of long-term debt                                       (234)           (83)           (27)
                                                                   --------       --------        -------
                    Net cash from financing activities               13,661          2,109          5,862
                                                                   --------       --------        -------
Net increase (decrease) in cash                                       2,768         (4,139)         4,069
Cash, beginning of year                                                 255          4,394            325
                                                                   --------       --------        -------
Cash, end of year                                                  $  3,023       $    255        $ 4,394
                                                                   --------       --------        -------
                                                                   --------       --------        -------


See notes to consolidated financial statements.

                  IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ITEC and its active subsidiaries, PCPI Technologies, Inc. ("PCPI"), Prima Inc. doing business as Prima International ("Prima"), NewGen Imaging Systems, Inc. ("NewGen"), AMT Accel UK Ltd. ("AMT"), McMican Corporation doing business as ITEC Memory ("McMican"), and Color Solutions, Inc. ("CSI"). All significant inter-company accounts and transactions have been eliminated.

GOING CONCERN CONSIDERATIONS.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 1998, and for the year then ended, the Company experienced a net loss and a significant decline in working capital and net worth which raised substantial doubt about its ability to continue as a going concern. The losses have resulted primarily from losses on contract cancellations and the resulting lack of expected royalty income because the OEMs such as Panasonic, Apple Computer, Mita, Minolta, and Canon have failed to bring the end products to market. In addition, the Company has experienced relatively high operating costs due in part to redundancies and inefficiencies resulting from recent mergers and acquisitions. The Company is taking a new strategic direction whereby it will manufacture imaging products under its own name. To this end the Company has acquired increased manufacturing, selling, and distribution capabilities through key mergers and acquisitions. The Company is in the process of consolidating and restructuring these operations to conform to the new strategic plan. While management believes that these new products will be well received by the market, the Company must obtain additional funds to provide adequate working capital and finance operations. Management expects to raise these funds through a combination of debt and equity financing and is actively pursuing such matters. However, no assurance can be given that the financing will be obtained and that the Company will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INVENTORIES

Inventories are valued at the lower of cost or market; cost being determined by the first-in, first-out method.

PREPAID LICENSES

Up-front payments for licenses of software are recorded as prepaid licenses. Amortization of prepaid licenses is recorded on a straight-line basis over estimated useful lives generally ranging from three to five years, commencing from the date the underlying technology is available for use by the Company.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation, including amortization of assets recorded under capitalized leases, is generally computed on a straight-line basis over the estimated useful lives of assets ranging from three to seven years. Amortization of leasehold improvements is provided over the initial term of the lease, on a straight-line basis. Maintenance, repairs, and minor renewals and betterments are charged to expense.

REVENUE RECOGNITION

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

The Company currently has development contracts with original equipment manufacturers ("OEMs") to adapt the Company's software products to the OEMs' hardware products. Revenues under these contracts, including the guaranteed portion of license fees, are recognized based on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Upon cancellation or termination of a contract, the OEM is billed for the entire guaranteed amount of contract revenue, and a provision for loss is established based on management's estimate of collectability. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. Unbilled receivables arise when the revenue recognized on a contract exceeds billing due to timing differences related to billing milestones as specified in the contracts. Deferred revenue represents billings in excess of costs and earned revenues on such contracts.

ADVERTISING COSTS

The Company expenses advertising and promotion costs as incurred. During fiscal 1998, 1997 and 1996, the Company incurred advertising and promotion costs of approximately $660, $1,056 and $215 thousand, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs have been immaterial for fiscal 1998, 1997 and 1996 as the Company has focused engineering resources on the development of technologies, which have technological feasibility, for use in OEM and Company products.

CAPITALIZED SOFTWARE AND DEVELOPMENT COSTS

The Company has developed software technology and capitalized certain qualifying costs pursuant to the provisions of Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The capitalized software development costs are related to software contained in laser printer controllers. Capitalized software includes emulations of existing software printer control languages currently in the marketplace, as well as software included in laser printer controllers for existing laser printers. The Company's software emulation products are generally offered in different combinations that are designed to provide more value than its competitors' products. Its printer controller products are generally designed to allow existing laser printers to operate at higher performance levels than originally configured. While the Company believes its new products will be accepted in the marketplace and that it will recover its investment in capitalized software, the ultimate realization of this investment is dependent on such acceptance and the abilities of the Company and/or OEM's to successfully market these new products.

Costs incurred prior to the establishment of technological feasibility, or subsequent to the release to customers, are expensed as incurred. Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, generally three years. Amortization begins when the product is available for general release to customers.

REVERSE STOCK SPLIT

Effective February 24, 1997, the Company effected a 1 for 5 reverse stock split. Accordingly, all historical share and per share data have been restated to give effect for the reverse stock split.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) available to common shareholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. Diluted earnings (loss) per common share ("Diluted EPS") is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings (loss) per share. The following is a reconciliation of Basic EPS to Diluted EPS:

                                                          EARNINGS (LOSS)     SHARES      PER-SHARE
                                                            (NUMERATOR)    (DENOMINATOR)    AMOUNT
JUNE 30, 1996
     Net loss                                                 $  (3,665)
       Preferred dividends                                         (174)
                                                              ---------
     Basic and diluted EPS                                    $  (3,839)         4,997      $(0.77)
                                                              ---------         ------
                                                              ---------         ------
JUNE 30, 1997
     Net income                                               $     723
       Preferred dividends                                         (126)
                                                              ---------
     Basic EPS                                                      597          8,698      $ 0.07
       Effect of options and warrants                                 -          1,837
       Effective of convertible notes payable                         7             64
       Effect of convertible preferred stock                         68             24
                                                              ---------         ------
     Diluted EPS                                              $     672         10,623      $ 0.06
                                                              ---------         ------
                                                              ---------         ------
JUNE 30, 1998
     Net loss                                                 $ (10,163)
       Preferred dividends                                          (21)
                                                              ---------
     Basic and diluted EPS                                    $ (10,184)        11,295      $(0.90)
                                                              ---------         ------
                                                              ---------         ------

STOCK ISSUANCE COSTS

Stock issuance costs including distribution fees, due diligence fees, wholesaling costs, legal and accounting fees, and printing are capitalized before the sale of the related stock and then charged against gross proceeds when the stock is sold.

DEBT ISSUANCE COSTS

Debt issuance costs are capitalized and amortization is provided over the life of the related debt using the straight-line method.

STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (FAS 123"), which the Company adopted in fiscal 1997, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans.
Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized. Information regarding the Company's pro forma disclosure of stock-based compensation pursuant to FAS 123 may be found in Note 8.

FOREIGN CURRENCY TRANSLATION

The Company translates the assets and liabilities of its foreign sales subsidiaries at the year-end exchange rates. Any gains and losses from the translations are credited or charged to "accumulated translation adjustment" in shareholders' equity. Such amounts were immaterial in fiscal 1998, 1997, and 1996.

INCOME TAXES

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed for recoverability and valuation allowances are provided, as necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The carrying value of the financial instruments on the consolidated balance sheets are considered reasonable estimates of the fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes Statement of Position 91-1, "Software Revenue Recognition". SOP 97-2, and amendments thereto, provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of SOP 97-2 is prohibited. Management is currently evaluating the requirements of SOP 97-2 and the impact that adoption of SOP 97-2 will have on the financial statements of the Company. Such adoption, however, may delay the timing of revenue recognition on certain of the Company's contracts.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. An enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's financial statements.

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. AFAS 131 is effective for fiscal years beginning after December 15, 1997. Management plans to adopt this accounting standard in fiscal 1999. Management has not yet assessed the impact that the adoption of SFAS 131 will have on the Company's financial statements.

RECLASSIFICATIONS

Certain prior year financial statement classifications have been reclassified to conform with the current year's presentation.

NOTE 2.  SPECIAL CHARGES

WRITE-OFF OF CONTRACT AND LICENSE RECEIVABLES

In the fourth quarter of fiscal 1998, the Company wrote-off contract and license receivables of $5,157 thousand that are due from OEMs and co-developers who have been adversely affected by the downturn in the technology segment of the market and the economic crisis in Asia. The following summarizes the nature and effect of these write-offs.

AMT ACCEL UK, LTD. AMT is a European sales subsidiary formerly owned by Singapore-based Lam Soon, manufacturer of dot matrix, laser and inkjet printer and plotters for specialized application, printer manufacturer headquartered in Singapore. The Company sold to AMT an exclusive license to distribute in the United Kingdom and Europe certain Company products in return for guaranteed payments of $1.25 million. AMT and its parent company began experiencing financial difficulties and were unable to meet their obligations to the Company under the licensing agreement. Effective May 31, 1998, the Company reached a settlement with the parent whereby the Company acquired the net assets of AMT totaling $359 thousand and released AMT's parent from its contract obligations, resulting in a write-off of $891 thousand.

SOFTWARE TECHNOLOGY, INC. STI is a Korean corporation who manufactures and distributes computer related products in the Asia. STI has been a longstanding customer of the Company and has acted as co-developer and representative on various projects. STI owes the Company $954 thousand, but it is unable to pay at this time due to the sharp decline in the Korean economy, which has had a significant adverse impact on its operations and financial condition. As a result, the Company wrote-off in the fourth quarter the amounts due from STI.

MITA DIGITAL DESIGN, INC. AND NIPPO LTD. The Company developed for Mita a controller board that was to be used by Mita in a new multifunctional product. Mita has refused to pay amounts totaling $954 thousand under the agreement. According to a recent press release, Mita's parent company in Japan has filed for protection under bankruptcy laws. Based on this announcement, the Company believes that Mita does not currently have sufficient resources to complete and market the new product and is therefor seeking to avoid its contract obligations. The company has entered into a settlement agreement with Mita which the Company currently values at $328 thousand. As a result, the remaining balance of $626 was written-off in the fourth quarter. Nippo is a Japanese corporation who acted as a co-developer on the Mita project in exchange for a share of product royalties and distribution rights. Nippo owes the Company $964 thousand under the co-development agreement, but it has refused to pay and has abandoned the laser printer business altogether. As a result, the Company wrote-off the receivable in the fourth quarter.

MINOLTA COMPANY LTD. The Company had a contract with Minolta, a Japanese corporation, to develop a controller for a color laser printer product to be manufactured and sold by Minolta. Minolta terminated the contract and is disputing contract receivables of $260 thousand. In the fourth quarter, the Company wrote-off the amount due from Minolta.

TOHOKU RICOH CO., LTD. Tohoku Ricoh is a Japanese corporation that entered into a technology development agreement with the Company providing for guaranteed payments of $674 thousand. Tohoku Ricoh has cancelled the contract and is disputing the amount of the guarantee. The Company believes that it is owed the full guaranteed contract amount and is pursuing collection. However, as a result of this dispute, the Company wrote-off in the fourth quarter the amount due from Tohoku Ricoh.

OTHER CONTRACT RECEIVABLES. In the fourth quarter, the Company wrote-off additional contract receivables totaling $788 thousand that are past due.

RESTRUCTURING OF OPERATIONS

In the fourth quarter of fiscal 1998, the Company began to implement a restructuring plan aimed at streamlining operations and reducing costs. The restructuring plan seeks to combine and coordinate the efforts of the Company's subsidiaries, eliminate redundant functions, promote operating efficiencies, and focus resources on the new product lines. These actions resulted in a net charge of $3,784 thousand including $1,692 thousand relating to redundant compensation costs; $1,480 thousand relating to the write-down of inventory, licenses, and other assets that are not central to the Company's core business; and $296 thousand relating to the consolidation of facilities.

In fiscal 1996, the Company reassessed the future benefit of certain "older-technology" product lines. As a result, the Company took a non-cash write-down of an aggregate of $2,058 thousand which including capitalized software of $937 thousand, prepaid licenses and royalties of $583 thousand, inventories of $204 thousand, and certain pre-paid assets of $334 thousand to reduce these assets to their net realizable value.

NOTE 3.  BUSINESS COMBINATIONS

AMT AND MCMICAN CORPORATION

Effective May 31, 1998, the Company acquired the net assets of AMT as consideration for the settlement of a license fee receivable (see Note 2). AMT, as a foreign sales subsidiary located in the United Kingdom, markets the Company's products in the European market.

Effective November 24, 1997, the Company purchased the total outstanding shares of the privately-held McMican Corporation, doing business as ITEC Memory ("McMican") for 200 thousand shares of unregistered ITEC common stock. McMican produces specialized memory modules for handheld personal computers, digital cameras, and printers.

The above transactions were accounted for as purchases; accordingly, the results of AMT's and McMican's operations have been included in consolidated operations from the date of acquisition. The following are the un-audited pro forma results of operations of the Company as though AMT and McMican were acquired on July 1, 1995. The proforma summary does not necessarily reflect the results of operations as they would have been had AMT and McMican been combined with the Company as of the beginning of the years ended June 30:

                                  1998           1997           1996
Revenues                        $ 40,228       $ 38,811       $ 17,517
                                --------       --------       --------
                                --------       --------       --------
Net income (loss)               $ (9,906)      $  1,127       $ (3,455)
                                --------       --------       --------
                                --------       --------       --------

NEWGEN SYSTEMS ACQUISITION CORPORATION AND COLOR SOLUTIONS, INC.

Effective November 30, 1997, Color Solutions, Inc. ("CSI") was merged into a newly created, wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, 850 thousand shares of unregistered ITEC common stock were exchanged for all of the outstanding shares of CSI. On November 30, 1997, CSI began operating as a wholly-owned subsidiary of the Company.

Effective February 14, 1997, the Company issued 2,150 thousand shares of unregistered ITEC common stock in exchange for all of the outstanding shares of NewGen Systems Acquisition Corporation ("NSAC"). NSAC was then merged into a newly created, wholly-owned subsidiary of the Company, NewGen Imaging Systems, Inc. ("NewGen") and was accounted for as a pooling of interests. NewGen commenced operations in July 1996 and, accordingly, no restatement of prior financial statements is required.

The above mergers were accounted for as a pooling of interests. Details of the results of operations of the previously separate companies for the periods prior to combination are as follows for the years ended June 30:

                                               1998         1997         1996
Revenues
  ITEC                                      $ 33,028     $ 23,443     $ 11,621
  CSI                                          1,389        1,604          883
  NewGen                                           -        7,190            -
                                            --------     --------     --------
  Combined                                  $ 34,417     $ 32,237     $ 12,504
                                            --------     --------     --------
                                            --------     --------     --------
Extraordinary item
  ITEC                                      $                   -     $    116
  CSI                                                                        -
  NewGen                                           -            -            -
                                            --------     --------     --------
  Combined                                  $                   -     $    116
                                            --------     --------     --------
                                            --------     --------     --------
Net Income (loss)
  ITEC                                      $(10,163)    $  2,388     $ (3,613)
  CSI                                              -         (115)         (52)
  NewGen                                           -       (1,550)           -
                                            --------     --------     --------
  Combined                                  $(10,163)    $    723     $ (3,665)
                                            --------     --------     --------
                                            --------     --------     --------

NewGen's net loss of $1,550 thousand during fiscal 1997 included non-recurring charges of $1,157 thousand including purchased research and development of $780 thousand and the write-down of prepaid licenses and royalties totaling $349 thousand.

NOTE 4.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following summarizes certain financial statement captions at June 30:

                                                           1998         1997
Accounts receivable
  Trade                                                   $ 5,068      $ 3,663
  Contract                                                    458        4,979
                                                          -------      -------
                                                            5,526        8,642
  Less allowance for doubtful accounts                     (1,393)      (1,007)
                                                          -------      -------
                                                          $ 4,133      $ 7,635
                                                          -------      -------
                                                          -------      -------
Inventories
  Materials and supplies                                  $ 2,081      $ 1,475
  Finished goods                                            4,206          873
                                                          -------      -------
                                                          $ 6,287      $ 2,348
                                                          -------      -------
                                                          -------      -------
Property and equipment
  Computers and other equipment                           $ 2,529      $ 2,069
  Office furniture and fixtures                               516          487
  Leasehold improvements                                      103           78
                                                          -------      -------
                                                            3,148        2,634
  Less accumulated depreciation and amortization           (1,623)        (966)
                                                          -------      -------
                                                          $ 1,525      $ 1,668
                                                          -------      -------
                                                          -------      -------
Accrued liabilities
  Compensation and vacation                               $   694      $   681
  Other                                                       704          758
                                                          -------      -------
                                                          $ 1,398      $ 1,439
                                                          -------      -------
                                                          -------      -------


NOTE 5.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

                                                            1998         1997         1996
Non-cash financing activities
  Conversion of preferred stock into common stock         $ 2,640       $3,060        $  -
  Conversion of notes payable into common stock               100        1,582         198
  Conversion of accounts payable and accrued liabilities
     into notes payable                                       987          227          54
  Conversion of accounts payable and accrued liabilities
     into common stock                                          -            -         319
  Stock issued for loans                                       53           50           8
  Fixed assets acquired under capital leases                    4            7          28
  Conversion of accrued interest into common stock              -            -          12
  Net assets acquired in business combinations
     Accounts receivable                                    1,489            -           -
     Inventories                                            1,923            -           -
     Prepaid and other                                         51            -           -
     Property and equipment                                    97            -           -
     Borrowings under bank line of credit                    (333)           -           -
     Accounts payable and accrued liabilities              (2,639)           -           -
Supplemental disclosure of cash flow information
  Cash paid during the year for interest                      370          111          62
  Cash paid during the year for income taxes                    5            9           4

NOTE 6.  SHORT-TERM DEBT

LINES OF CREDIT

At June 30, 1998, the Company has lines of credit agreements with a bank which provide for borrowings of up to $7.5 million and expire on September 30, 1999. Borrowings under the lines bear interest at the bank's prime interest rate plus 0.75%, are restricted to finance certain eligible inventory and accounts receivable, and are collateralized by substantially all assets of the Company. The agreements provide, among other requirements and covenants, that the Company shall maintain a ratio of trading assets (accounts receivable and inventory) to trading liabilities (accounts payable and bank lines outstanding) of at least
1.3 to 1, a ratio of debt to equity of not greater than 1.75 to 1, and minimum debt coverage of 2.5 to 1. In addition, the Company shall maintain minimum trading capital of $6 million and minimum tangible net worth of $12.5 million. At June 30, 1998, the Company was not in compliance with certain of these covenants.

The Company previously had a line of credit with Coast Savings which was terminated in July 1998.

The Company has an additional line of credit available to a subsidiary which provides for borrowing of up to $388 thousand and expired on August 15, 1998. Borrowings under the line bear interest at prime plus 3% and are guaranteed by the Parent Company.

NOTES PAYABLE

The following summarizes short-term notes payable at June 30:

                                                                         1998         1997
  Payable to suppliers, 7-8%                                            $  998        $100
  Payable to a former director; 7%, convertible into common
     stock at $1.55 per share                                                -         100
  Payable to a director, 10%, convertible on or after December 31,
     1998 into common stock at the lesser of $2.36 per share or 85%
     of the volume weighted trade price on the date of conversion        1,000           -
                                                                        ------        ----
                                                                        $1,998        $200
                                                                        ------        ----
                                                                        ------        ----

NOTE 7.  LONG-TERM DEBT

The following summarizes long-term debt at June 30:

                                                                        1998        1997
  Note payable to bank in monthly installments of $80 through
     June 2001 including interest at prime plus 0.75%;
     secured by substantially all assets of the Company                 $2,500     $     -
  Notes payable to suppliers in monthly installments through
     September 2001 including interest at 7-12%; secured by
     accounts receivable and equipment                                     214         338
  Capital lease obligations, 9-20%                                          17          34
                                                                        ------     -------
                                                                         2,731         372
     Less current portion                                                  903         144
                                                                        ------     -------
                                                                        $1,828     $   228
                                                                        ------     -------
                                                                        ------     -------
MATURITIES OF LONG-TERM DEBT ARE AS FOLLOWS:

  YEAR ENDING JUNE 30:
     1999                                                               $  903
     2000                                                                  870
     2001                                                                  949
     2002                                                                    9
                                                                        ------
                                                                        $2,731
                                                                        ------
                                                                        ------

NOTE 8.  SHAREHOLDERS' EQUITY

5% SERIES A CONVERTIBLE PREFERRED STOCK

Holders of the 5% convertible preferred stock ("Series A") are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually.

The 5% convertible preferred stock is convertible, at any time, into shares of the Company's common stock, at a price of $17.50 per common share. This conversion price is subject to certain anti-dilution adjustments, in the event of certain future stock splits or dividends, mergers, consolidations or other similar events. In addition, the Company shall reserve, and keep reserved, out of its authorized but un-issued shares of common stock, sufficient shares to effect the conversion of all shares of the 5% convertible preferred stock.

In the event of any involuntary or voluntary liquidation, dissolution, or winding up of the affairs of the Company, the 5% convertible preferred stockholders shall be entitled to receive $1,000 per share, together with accrued dividends, to the date of distribution or payment, whether or not earned or declared.

The 5% convertible preferred stock is callable, at the Company's option, at call prices ranging from $1,050 to $1,100 per share. No call on the 5% convertible preferred stock was made during fiscal 1998, 1997, or 1996.

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

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

On August 21, 1997, the Company closed a private placement of its newly designated Series C Redeemable Convertible Preferred Stock ("Series C Shares") in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D ("Regulation D") as promulgated by the United States Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "1933 Act"). In the initial closing of $5 million, ITEC issued 500 Series C Shares and warrants to purchase up to 200,000 shares of the Company's common stock. After satisfying certain holding periods, each of the newly issued Series C Shares is convertible, at the option of its holder, into shares of Common Stock of the Company based upon a conversion price equal to $9.00 or if lower, the lowest closing market price of the Company's Common Stock during the 7 trading days prior to the conversion date. The warrants have an exercise price of $7.50 per share. Subject to certain additional conditions, the Company had the right to call for a second round of financing up to an aggregate amount of $5 million, beginning on and including January 1, 1998 and ending June 30, 1998. This additional round of financing would have involved the issuance of up to an additional 500 Series
C Shares and warrants for the purchase of up to 200,000 shares of Common
Stock. Additionally, purchasers of the Series C Shares were entitled to purchase additional Series C Shares up to 40% of the number of Series C
Shares held by each investor on December 31, 1997.

During fiscal 1998, 264 shares of Series C Shares were converted into 958,598 shares of common stock. On September 25, 1998, the Company redeemed all outstanding shares of the Series C Convertible Preferred Stock. See Note 12.

CONVERSION OF PREFERRED STOCK

During fiscal 1997, the Company extended an offer to holders of the Company's Series A and Series B to convert the accumulated dividends of approximately $1,789 thousand and $116 thousand, respectively, into unregistered shares of the Company's common stock at a conversion rate of $7.50. Under the terms of the offer, Series A shareholders converted 1,897.5 shares and approximately $1,381 thousand of the accumulated dividend and Series B shareholders converted 116.2 shares and approximately $116 thousand of the accumulated dividend into unregistered shares of the Company's common stock. As of June 30, 1998, the accumulated dividend in arrears was approximately $497 thousand on the Series A.

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

                                                    PRICE           UNDERLYING
                                                     PER              COMMON
                                                    SHARE             SHARES
June 30, 1995                                    $3.00-$7.50               604
  Granted                                        $1.00-$5.00             3,443
  Exercised                                      $1.50-$3.10            (1,227)
  Canceled                                       $3.00-$3.75              (351)
                                                                        ------
June 30, 1996                                    $1.00-$7.50             2,469
  Granted                                        $5.00-$6.25               845
  Exercised                                      $1.00-$3.75               (91)
                                                                        ------
 June 30, 1997                                   $1.00-$7.50             3,223
  Granted                                        $2.25-$7.50             1,930
  Exercised                                      $1.00-$5.50              (524)
  Canceled                                       $4.00-$6.25              (145)
                                                                        ------
June 30, 1998                                                            4,484
                                                                        ------
                                                                        ------
Exercisable at June 30, 1998                     $1.00-$7.50             3,039
                                                                        ------
                                                                        ------

In July 1995, the Company issued to one of its then officers five-year warrants to purchase an aggregate of 30,000 shares of common stock at $1.00 per share, the fair market value of the Company's stock on the date the warrants were granted. During fiscal 1998 and 1997, the former officer exercised warrants to purchase 10,000 and 20,000 shares, respectively.

In September 1995, two-year warrants to purchase 40,000 shares of the Company's unregistered common stock at $2.50 per share were issued to an investor group that provided the Company loan financing in consideration for $6 thousand and a six month extension to their existing loan. These warrants were exercised in fiscal 1998.

In September 1995, the Company issued to each of two investors groups that provided a loan financing, two-year warrants to purchase 6,185 shares (an aggregate of 12,370 shares) of the Company's unregistered common stock at $2.50 per share. Warrants to purchase 3,093 were exercisable immediately and the remaining 3,092 warrants were exercisable after six months for each investor group. All of these warrants were issued in exchange for cash consideration of approximately $2 thousand which management believes approximates their fair market value. These warrants were exercised in fiscal 1998.

In October 1995, the Board of Directors authorized the exercise price for employee options and warrants to be reduced to the then current market value. Accordingly, an aggregate of 350,607 warrants were canceled and reissued at an exercise price $1.00 per share. In addition, the Company issued to three of its officers and its two outside directors warrants to purchase an aggregate of 415,460 shares of the Company's common stock. Warrants for 20,000 shares were exercised in fiscal 1997 and 226,666 shares in fiscal 1998.

In October 1995, the Company issued as part of a financing, five-year warrants to purchase 50,000 unregistered shares of the Company's common stock at $1.25 per share. These warrants remain outstanding at June 30, 1998.

Between January and April 1996, the Company issued to various consultants warrants to purchase an aggregate of 544,000 shares of the Company's common stock at prices ranging from $1.50 to $5.00 per share. As of June 30, 1998 and 1997, warrants to purchase 20,000 shares, which expire in January 2001, remained outstanding and are exercisable at the price of $5.00 per share.

In January 1996, the Company sold to its Chairman for $500 thousand a five-year warrant to purchase 2,000,000 unregistered shares of its common stock at the rate of $5.00 per share. The warrant contains certain anti-dilution provisions should the Company issue equity instruments at less than 50% of the exercise price. Subsequently, in connection with a private placement with various private investors of approximately $2.5 million, the exercise price of this warrant was reduced to $3.00 per share in accordance with the warrants anti-dilution provision. During fiscal 1997 and 1996, warrants to purchase 684,667 shares were exercised and as of June 30, 1998, warrants to purchase 1,315,333 shares were outstanding.

In June 1997, the Company issued to six of its officers and its two outside directors warrants to purchase an aggregate of 725,000 shares of the Company's common stock at an exercise price of $6.25 per share vesting monthly over 44 months. During fiscal 1998, warrants for 65,000 shares were cancelled.

In July 1997, the Company issued to a co-developer and sales representative three-year warrants to purchase 270,000 shares of its common stock at an exercise price of $5.00 per share and 100,000 shares at $5.50 per share. During fiscal 1998, warrants for 100,000 shares were exercised at $5.00 per share.

In August 1997, the Company issued three-year warrants to purchase 200,000 shares of its common stock at an exercise price of $7.50 per share in connection with the issuance of the Series C Preferred Stock.

In fiscal 1998, the Company issued to officers of the Company ten-year warrants to purchase 930,000 shares of its common stock at exercise prices ranging from $3.00 to $4.00 per share. During fiscal 1998, warrants for 80,000 shares were cancelled. In addition, the Company issued to key employees four-year warrants to purchase 270,000 shares of its common stock at an exercise price of $2.25 per share

In June 1998, the Company issued to directors and advisors of the Company ten-year warrants to purchase 160,000 shares of its common stock at an exercise price of $2.25 per share.

In June 1998, the Company issued five-year warrants to purchase 60,000 shares of its common stock at an exercise price of $2.50 per share.

During fiscal 1998, the Company issued to suppliers of the Company warrants to purchase 40,000 shares of its common stock at exercise prices ranging from $3.00 to $4.25 per share.

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

No shares are available for future issuance under the 1984 Plan due to the expiration of the plan during 1994. As of June 30, 1998, options to acquire 2,000 shares were outstanding under the 1984 Plan and options to acquire 670,000 shares remained available for grant under the 1988 and 1997 Plans.

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

Participants may elect to participate in the Purchase Plan by contributing up to a maximum of 15 percent of their compensation, or such lesser percentage as the Board may establish from time to time. Enrollment dates are the first trading day of January, April, July and October or such other dates as may be established by the Board from time to time. On the last trading day of each December, March, June and September, or such other dates as may be established by the Board from time to time, the Company will apply the funds then in each participant's account to the purchase of shares. The cost of each share purchased is 85 percent of the lower of the fair market value of common stock on
(i) the enrollment date or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. No participant's right to acquire shares may accrue at a rate exceeding $25,000 of fair market value of common stock (determined as of the first trading day in an enrollment period) in any calendar year. No shares have been issued under the Purchase Plan.

STOCK OPTION ACTIVITY

The following is a summary of the stock option activity:

                                  1984, 1988, AND 1997 PLANS              OTHER OPTIONS
                                PRICE               UNDERLYING       PRICE        UNDERLYING
                                 PER                  COMMON          PER           COMMON
                                SHARE                 SHARES         SHARE          SHARES
JUNE 30, 1995                $2.50-$5.10                  72       $1.65-$3.60         265
  Granted                    $1.00-$5.00                  33       $1.00               334
  Exercised                  $1.00                        (8)      $1.00                (8)
  Cancelled                  $1.60-$5.10                 (61)      $1.00-$3.60        (278)
                                                         ---                          ----
JUNE 30, 1996                $1.00-$5.10                  36       $1.00               313
  Granted                    $3.60-$8.45                 104                             -
  Exercised                  $1.00-$2.10                  (5)      $1.00               (78)
  Cancelled                  $1.00-$7.95                 (13)                            -
                                                         ---                          ----
JUNE 30, 1997                $1.00-$8.45                 122       $1.00               235
  Granted                    $1.95-$4.88                 373                             -
  Exercised                  $1.00-$3.45                  (5)      $1.00               (37)
  Cancelled                  $1.00-$8.45                 (94)      $1.00                (3)
                                                         ---                          ----
JUNE 30, 1998                $1.00-$8.45                 396       $1.00               195
                                                         ---                          ----
                                                         ---                          ----
EXERCISABLE AT JUNE 30, 1998                              48                           178
                                                         ---                          ----
                                                         ---                          ----

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows for the years ended June 30:

                                       1998             1997             1996
Net income (loss)
  As reported                        $(10,163)         $ 723           $(3,665)
  Pro forma                          $(11,154)         $ 518           $(3,730)
Basic earnings (loss) per share
  As reported                        $  (0.90)         $0.07           $ (0.77)
  Pro forma                          $  (0.99)         $0.05           $ (0.78)

The weighted average fair value of the options granted during fiscal years 1998, 1997, and 1996 is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                         1998           1997              1996
Fair value of options granted           $2.37          $5.45             $0.78
Risk free interest rate                     6%             7%                7%
Expected life (years)                       3              5                 5
Expected volatility                        95%            95%               95%
Expected dividends                          -              -                 -

EXTRAORDINARY GAINS

During fiscal 1996, the Company recognized extraordinary gains on certain issuances of common stock of app1roximately $116,000, representing the difference in the aggregate conversion price and the market value of the shares on the conversion date.

NOTE 9.  SIGNIFICANT CUSTOMERS, REVENUE DATA, AND CONCENTRATION OF CREDIT RISK

As of and during the years ended June 30, 1998 and 1997, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

As of and during the year ended June 30, 1996, Narbon Technologies accounted for 27% of consolidated accounts receivable and 4% of total consolidated revenues; Canon USA accounted for 11% of consolidated accounts receivable and 3% of total consolidated revenues; and Computer 2000 accounted for 8% of consolidated accounts receivable and 17% of total consolidated revenues.

The majority of the Company's product sales in fiscal 1998, 1997, and 1996 were to European distributors (denominated in U.S. dollars) in the computer peripherals and accessories market, including imaging and data storage devices and printers, through its wholly-owned subsidiaries.

A significant portion of contract revenue is derived from OEMs and co-developers who are headquartered in the Asia.

Revenues from foreign customers as a percentage of total consolidated revenues were 56% in fiscal 1998, 57% in fiscal 1997, and 81% in fiscal 1996, as reflected in the following table for the years ended June 30:

                                       1998           1997              1996
  Europe                              $13,912        $12,221           $ 6,750
  Asia                                  4,189          4,438             2,887
  Others                                1,223          1,764               452
                                      -------        -------           -------
                                      $19,324        $18,423           $10,089
                                      -------        -------           -------
                                      -------        -------           -------

The Company typically has not required collateral for its sales. However, it has required letters of credit or prepayment from time-to-time as deemed necessary.

NOTE 10.  INCOME TAXES

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

The benefit (provision) for income taxes is as follows for the years ended June 30:

                                        1998           1997              1996
Current - State                       $   (18)        $   (5)           $   (4)
Deferred benefit                            -            241                 -
                                      -------         ------            ------
                                      $   (18)        $  236            $   (4)
                                      -------         ------            ------
                                      -------         ------            ------


The components of deferred income taxes are as follows at June 30:

                                                       1998              1997
  Deferred tax assets
     Federal net operating loss carryforwards       $  8,793           $ 4,728
     State net operating loss carryforwards              834               225
     Book reserves and accrued liabilities               490               349
     Federal general business credits and other
       tax credits                                       517               517
     State R&D and other credits                         102               102
                                                    --------           -------
                                                      10,736             5,921
Valuation allowance                                  (10,495)           (5,680)
                                                    --------           -------
                                                    $    241           $   241
                                                    --------           -------
                                                    --------           -------


The Company's federal and state net operating loss carryforwards expire in various years through 2013. Additionally, the Company's federal and state research and development credits expire in various years through 2009. During 1991 the Company sustained a change in ownership as defined in Section 382 of the Internal Revenue Code; as a result, an annual limitation of approximately $350 thousand was imposed on the utilization of the net operating loss carryforwards generated prior to the date of change. In addition, Section 383 places a limitation on the usage of tax credits generated prior to such a change. Subsequent to the date of the ownership change in 1991, there have been numerous additional equity issuances; as a result, the Company may have experienced, or could experience in the future, similar ownership changes, which could result in additional limitations on the annual utilization of the Company's net operating loss carryforwards and tax credits generated prior to the new change in ownership.

The provision for income taxes results in an effective rate which differs from the federal statutory rate. A reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the years ended June 30:

                                                                  1998        1997            1996
  Benefit (provision) at federal statutory income tax rate     $ 3,449      $ (246)         $ 1,286
  Utilization of Federal net operating loss carryforward             -         485                -
  Losses for which no current benefit is available              (3,449)          -           (1,286)
  State income taxes                                               (18)         (5)              (4)
                                                               -------      ------          -------
                                                               $   (18)     $  234          $    (4)
                                                               -------      ------          -------
                                                               -------      ------          -------

NOTE 11.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases certain equipment under non-cancelable capital leases, which are included in property and equipment. At June 30, 1998 and 1997, the cost of such equipment was $56 and $117 thousand and the related accumulated amortization was $37 and $54 thousand, respectively. Future commitments under capital lease obligations are included with long-term debt in Note 7.

The Company and its subsidiaries lease operating facilities under lease agreements that expire at various dates through March 2003. Total rental expense was approximately $574 thousand in fiscal 1998, $509 in fiscal 1997, and $252 in fiscal 1996.

Future minimum lease payments under these long-term non-cancelable operating leases are as follows:


YEAR ENDING JUNE 30,
  1999                                                            $393
  2000                                                             142
  2001                                                             146
  2002                                                             149
  2003                                                              50
                                                                  ----
                                                                  $880
                                                                  ----
                                                                  ----

LEGAL MATTERS

The Company, because of the nature of its business, is from time to time threatened or involved in legal actions. The Company does not consider that any of these legal actions now pending will result in a material adverse effect on the consolidated financial position or results of operations of the Company and, further, does not consider that any such proceedings fall outside ordinary, routine litigation incidental to the business of the Company.

NOTE 12.  RELATED PARTY TRANSACTIONS

A former director receives compensation as a consultant to the Company on corporate matters and investment banking issues under an agreement expiring in June 2002. These consulting fees amounted to $120 thousand in fiscal 1998, $120 thousand in fiscal 1997, and $108 thousand in 1996. Effective July 1, 1998, the annual consulting fee under the agreement has been reduced to $56 thousand. During fiscal 1996, approximately $81 thousand of accrued consulting fees and $27 thousand of accrued directors fees owed to this former director were converted into unregistered shares of the Company's common stock. During fiscal 1998, as consideration for services provided relating to the private placement of the Series C Preferred Stock, this former director received commissions and expense reimbursement totaling $200 thousand of which $100 thousand was paid in cash and $100 thousand was used to exercise warrants for 100,000 shares at a price of $1.00 per share.

As shown in Note 6, one of the Company's former directors loaned to the Company an aggregate of $100 thousands with interest at the rate of 7% per year. In June 1998, the note was converted into 64,516 shares of the Company's common stock.

In June 1998, a director of the Company loaned $1 million to the Company under a 10% note payable due on or after December 31, 1998 and convertible into the Company's common stock at the lesser of $2.36 per share or 85% of the volume weighted trade price on the date of conversion.

As further described in Note 13, subsequent to June 30, 1998, a group of several private investors, one of whom is a director of the Company, provided the Company with funding totaling $4,380 thousand.

NOTE 13.  EVENTS SUBSEQUENT TO JUNE 30, 1998

On September 25, 1998, the Company redeemed all outstanding shares of the Series C Convertible Preferred Stock (Series C Shares). Owners of the Series C Shares received $2.23 million in cash, $1 million in subordinated notes and Warrants to purchase 300,000 shares of Common Stock (100,000 shares at the exercise price of $4.00, and 200,000 shares at an exercise price of $2.025). The Company financed the redemption through a $4.38 million private placement of newly issued shares of common stock and subordinated notes.

The $4.38 million in funding came from several private investors, one of whom is a director of the Company. In exchange, the Company issued a total of 500,000 shares of the Company's common stock at a price of $2.50 per share and subordinated promissory notes in the amount of $3.13 million. All of the promissory notes bear interest at 16% per year. A portion of the notes, $675 thousand, mature in two years and are convertible, at the option of each investor, at any time into shares of Company common stock at $2.025 per share (subject to adjustment under certain circumstances). The remaining notes, $2.45 million, mature in one year and are not convertible. The Company also issued warrants to the investors as part of the financing. The warrants authorize the purchase of 490,000 shares of common stock at an exercise price of $2.025 per share. This price is based on the average of the closing bid prices for ITEC's common stock for the five trading days ended September 14, 1998.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

  NONE

PART III

Pursuant to General Instruction G(3) to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after June 30, 1998.

PART IV

Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K:

      (1)  FINANCIAL STATEMENTS

           The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements on page 19.

      (2)  FINANCIAL STATEMENT SCHEDULES:

           Financial Statement Schedules have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1998.

(c)    Exhibits.

       The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

#                        DESCRIPTION OF EXHIBIT                              PAGE
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
3(a)        Certificate of Incorporation of the Company, as amended, and currently in effect. See also Item 4(a). (Incorporated by
            reference to Exhibit 3(a) to 1988 Form 10-K.). . . . . . . . . . *

3(b)        Certificate of Amendment of Certificate of Incorporation of
            the Company, filed February 8, 1995, as amended, and currently in effect. (Incorporated by reference to Exhibit 3(b) to 1995
            Form 10-K.). . . . . . . . . . . . . . . . . . . . . . . . . . . *

3(c)        Certificate of Amendment of Certificate of Incorporation of
            the Company, filed May 23, 1997, as amended, and currently in effect. (Incorporated by reference to 1997 Form 10-K.). . . . . *

3(d)        By-Laws of the Company, as amended, and currently in effect.
            (Incorporated by reference to Exhibit 3(b) to 1987 Form 10-K). . *

4(a)        Amended Certificate of Designation of Imaging Technologies
            Corporation with respect to the 5% Convertible Preferred Stock.
            (Incorporated by reference to Exhibit 4(d) to 1987 Form 10-K.) . *

4(b)        Amended Certificate of Designation of Imaging Technologies
            Corporation with respect to the 5% Series B Convertible
            Preferred Stock. (Incorporated by reference to Exhibit 4(b)
            to 1988 Form 10-K.). . . . . . . . . . . . . . . . . . . . . . . *

4(c)        Certificate of Designations, Preferences and Rights of Series
            C Convertibles Preferred Stock of Imaging Technologies
            Corporation filed on August 21, 1997 . . . . . . . . . . . . .  **

10(a.1)     1984 Stock Option Plan for the Company. (Incorporated by
            reference to Form S-8 Filed October 26, 1984, File
            No. 2-93993.)  . . . . . . . . . . . . . . . . . . . . . . . . . *

10(a.2)     Forms of standard Non-Qualified and Incentive Stock Option
            Agreement for 1984 Stock Option Plan. (Incorporated by
            reference to Form S-8 filed October 26, 1984, File
            No. 2-93993.)  . . . . . . . . . . . . . . . . . . . . . . . . . *

10(b.1)     1988 Stock Option Plan for the Company. (Incorporated by
            reference to Exhibit 10(g) in 1989 Form 10-K.) . . . . . . . . . *

10(b.2)     Amendment and Restatement of 1988 Stock Option Plan.
            (Incorporated by reference to Exhibit 10(d) to 1991
            Form 10-K.)  . . . . . . . . . . . . . . . . . . . . . . . . . . *

10(b.3)     Forms of standard Non-Qualified and Incentive Stock Option
             Agreement for 1988 Stock Option Plan. (Incorporated by
            reference to Exhibit 10(e) to 1991 Form 10-K)  . . . . . . . . . *

10(c)       Standard Industrial Lease Multi-Tenant - Modified Net dated
            January 24, 1996 between the Company and Bernardo View, Ltd.;
            addendum I to lease; addendum II to lease; Addendum III to
            Lease. (Incorporated by reference to Exhibit 10(c) to 1996
            Form 10-KSB) . . . . . . . . . . . . . . . . . . . . . . . . . . *


#                        DESCRIPTION OF EXHIBIT                              PAGE
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

10(d)       Reference is made to the various stock options and warrants granted in 1996 to directors and executive officers as
            described in Notes 6 and 7 to the 1996 financial statements.
            (Incorporated by reference to Forms S-8 dated February 12,
            1996, File Nos. 333-00871, 333-00873 and 333-00879). . . . . . . *

10(e.1)     Executive Employment Agreement, as amended, between the
            Company and Edward W. Savarese, dated July 1, 1990 and
            amended as of February 25, 1994. (Incorporated by reference to Exhibit 10(k) to 1994 Form 10-KSB). . . . . . . . . . . . . . *

10(e.2)     Compensation Agreement between the Company and Edward W.
            Savarese, dated November 16, 1992. (Incorporated by reference to Exhibit 10(af) to 1993 Form 10-KSB.)  . . . . . . . . . . . . *

10(e.3)     Amendment to Employment Agreement between the Company and
            Edward W. Savarese dated April 1, 1998.  . . . . . . . . . . . . **

10(e.4)     Amendment to Employment Agreement between the Company and
            Edward W. Savarese dated June 12, 1998.  . . . . . . . . . . . . **

10(f)       Compensation Agreement between the Company and Harry J. Saal dated November 16, 1992. (Incorporated by reference to Exhibit
            10(ad) to 1993 Form 10-KSB.) . . . . . . . . . . . . . . . . . . *

10(g.1)     Compensation Agreement between the Company and Irwin Roth
            dated November 16, 1992. (Incorporated by reference to Exhibit
            10(ag) to 1993 Form 10-KSB.) . . . . . . . . . . . . . . . . . . *

10(g.2)     Consulting Agreement, dated April 1, 1994, between the Company and Irwin Roth. (Incorporated by reference to Exhibit 10(az) to
            1994 Form 10-KSB.) . . . . . . . . . . . . . . . . . . . . . . . *

10(g.3)     Amendment to Consulting Agreement dated June 12, 1998 between the Company and Irwin Roth.  . . . . . . . . . . . . . . . . . . **

10(h)       Acquisition Agreement for acquisition of Prima International subsidiary on October 1, 1993. (Incorporated by reference to
            Exhibit 2.1 to Amendment No. 1 to Form 8K/A dated October 14,
            1993.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . *

10(i.1)     Third Party Development Partner License Agreement, effective
            October 22, 1993, between the Company and Adobe Systems
            Incorporated. (Incorporated by reference to Exhibit 10(ai)
            to 1994 Form 10-KSB) . . . . . . . . . . . . . . . . . . . . . . *

10(i.2)     Reference Port Appendix No. 1, dated October 22, 1993, to the
            Postscript Support Source and Object Code Distribution License
            Agreement between Adobe Systems Incorporated and the Company.
            (Incorporated by reference to Exhibit 10(aj) to 1994
            Form 10-KSB) . . . . . . . . . . . . . . . . . . . . . . . . . . *

10(j)       ITEC/APS License Agreement, dated March 28, 1994, between the
            Company and Integrated Device Technology, Inc. (Incorporated
            by reference to Exhibit 10(ak) to 1994 Form 10-KSB)  . . . . . . *

10(k)       International Sales Representative Agreement, dated October 15,
            1993, between the Company and Nippo Ltd. (Incorporated by
            reference to Exhibit 10(ao) to 1994 Form 10-KSB).  . . . . . . . *

10(l)       Consulting Agreement dated September 17, 1993 between the
            Company and Marius A. Robinson. (Incorporated by reference to
            Exhibit 10(aq) to 1994 Form 10-KSB). . . . . . . . . . . . . . . *

10(m.1)     Warrant Purchase Agreement, dated September 17, 1993, between the Company and Robinson International, Ltd. (Incorporated by
            reference to Exhibit 10(ar) to 1994 Form 10-KSB).  . . . . . . . *


#                        DESCRIPTION OF EXHIBIT                              PAGE
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

10(m.2)     Warrant Certificate for 250,000 Warrants to Purchase Shares of
            Common Stock of the Company at $1.50 per share, dated
            September 17, 1993, between the Company and Robinson
            International, Ltd. (Incorporated by reference to Exhibit 10
            (as) to 1994 Form 10-KSB)  . . . . . . . . . . . . . . . . . . . *

10(m.3)     Warrant Certificate for 250,000 Warrants to Purchase Shares of
            Common Stock of the Company at $1.00 per share, dated
            September 17, 1993, between the Company and Robinson
            International, Ltd. (Incorporated by reference to Exhibit 10(
            at) to 1994 Form 10-KSB) . . . . . . . . . . . . . . . . . . . . *

10(n)       ITEC/MEI License Agreement, dated September 30, 1994 between the Company and Matsushita Electric Industrial Co., Ltd.
            (Incorporated by reference to Exhibit 10(aac) to 1994
            Form 10-KSB) . . . . . . . . . . . . . . . . . . . . . . . . . . *

10(o)       Form of standard Warrant Agreement dated January 3, 1996 issued to Harry J. Saal as described in Note 6 to the 1996 financial statements. (Incorporated by reference to Exhibit 10(o) to
            1996 Form 10-KSB)  . . . . . . . . . . . . . . . . . . . . . . . *

10(p)       Form of standard Warrant and Consulting Agreement issued to consultants as described in Note 6 to the 1996 financial
            statements. (Incorporated by reference to Form S-8 dated
            May 9, 1996, File Number 333-03375). . . . . . . . . . . . . . . *

10(q)       Compensation Agreement between the Company and Brian Bonar dated
            September 1, 1994. (Incorporated by reference to Exhibit 10(q)
            to 1996 Form 10-KSB) . . . . . . . . . . . . . . . . . . . . . . *

10(q.1)     Amendment to Employment Agreement between the Company and Brian
            Bonar dated April 1, 1998. . . . . . . . . . . . . . . . . . . . **

10(r)       Promissory Note between Imperial Bank and the Company dated
            June 23, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . **

10(s)       Security and Loan Agreement and Addendum thereto (Eximbank
            Facility) between Imperial Bank and the Company, dated June 23,
            1998.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . **

10(t)       Security and Loan Agreement and Addendum thereto (Foreign
            Insured A/R Line) between Imperial Bank and the Company, dated
            June 23, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . **

10 u) Security and Loan Agreement and Addendum thereto (Domestic Line) between Imperial Bank and the Company, dated June 23, 1998. . . **

10(v)       Amended and Restated Agreement and Plan of Merger and Plan of
            Reorganization dated February 12, 1997, between and among NewGen
            Systems Acquisition Corporation, NewGen Imaging Technologies
            Corporation and Personal Computer Products, Incorporated.
            (Incorporated by reference to form 8-K dated April 28, 1998).  . *

10(w)       Warrant to purchase stock between Imperial Bank and the
            Company dated June 23, 1998. . . . . . . . . . . . . . . . . . . **

10(x)       Securities Purchase Agreement between Buyers and the Company dated August 21, 1997. . . . . . . . . . . . . . . . . . . . . . **

10(y)       Registration Rights Agreement between Buyers and the Company dated August 21, 1997. . . . . . . . . . . . . . . . . . . . . . **

10(z)       Form of Warrant to purchase Common Stock between buyers and the
            Company dated August 21, 1997. . . . . . . . . . . . . . . . . . **

10(aa)      Promissory Note between DataProducts Corporation and the Company dated June 30, l998. . . . . . . . . . . . . . . . . . . . . . . **

10(ab)      Stock Purchase Agreement between the Company and Stockholders of New Media, Incorporated dated November 28, 1997.  . . . . . . **


#                        DESCRIPTION OF EXHIBIT                              PAGE
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

10(ac)      Agreement and Plan of Merger and Plan of Reorganization between the Company and Color Solutions, Incorporated dated
            November 30, l997. . . . . . . . . . . . . . . . . . . . . . . . *

21          List of Subsidiaries of the Company. . . . . . . . . . . . . . . **

23          Consent of Independent Accountants . . . . . . . . . . . . . . . **


Exhibits 10(a.1), (a.2), (b.1), (b.2), (b.3), (d), (e.1), (e.2), (e.3), (e.4),
(f), (g.1), (g.2), (g.3), (q), and (q.1) are management contracts or compensatory plans or arrangements.

The Company will furnish a copy of any exhibit to a requesting stockholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

* Exhibit is incorporated by reference only and a copy in not included in this filing.

**          Filed Herewith.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized

Date:     October 13, 1998      IMAGING TECHNOLOGIES CORPORATION
                                By:  /s/ BRIAN BONAR
                                   --------------------------------
                                     Brian Bonar
                                     President, and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Bonar and Michael K. Clemens, and each of them acting individually as his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                       DATE
      ---------                         -----                       ----
/s/ Harry J. Saal          Chairman of the Board of Directors  October 13, 1998
------------------------
Harry J. Saal

/s/ Brian Bonar            President and Chief Executive       October 13, 1998
------------------------          Officer
Brian Bonar               (Principal Executive Officer)

/s/ Michael K. Clemens     Senior Vice President, and          October 13, 1998
------------------------   Chief Financial Officer
Michael K. Clemens        (Principal Financial and
                           Accounting Officer)

/s/ David M. Carver                Director                    October 13, 1998
------------------------
David M. Carver

/s/ A.L. Dubrow                    Director                    October 13, 1998
------------------------
A.L. Dubrow

/s/ Warren T. Lazarow              Director                    October 13, 1998
------------------------
Warren T. Lazarow

/s/ Stephen A. MacDonald           Director                    October 13, 1998
------------------------
Stephen A. MacDonald
