Form 10-Q
period 1998-09-30
IMAGING TECHNOLOGIES CORP/CA
filed 1998-11-16
CIK 725394

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934

                For the fiscal quarter ended September 30, 1998

                                      OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __ to __

                        Commission File Number: 0-12641

                             IMAGING TECHNOLOGIES
                                  CORPORATION

            (Exact name of registrant as specified in its charter)


               DELAWARE                              33-0021693
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

           11031 VIA FRONTERA
             SAN DIEGO, CA                             92127
(Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code: (619) 613-1300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

The number of shares outstanding of the Registrant's Common Stock as of September 30, 1998, was 13,301,078.

IMAGING TECHNOLOGIES CORPORATION

INDEX


                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Balance Sheets at
         September 30, 1998 (unaudited) and June 30, 1998 (audited)...........1

         Consolidated Statements of Operations for the
         three months ended September 30, 1998 and 1997 (unaudited)...........2

         Consolidated Statements of Cash Flows for the
         three months ended September 30, 1998 and 1997 (unaudited)...........3

         Notes to Consolidated Financial Statements...........................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.........................................................15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................15

ITEM 2.  CHANGES IN SECURITIES...............................................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16

ITEM 5.  OTHER INFORMATION...................................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................16

SIGNATURES...................................................................18


PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

               IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                    ASSETS


                                                                     SEPTEMBER 30,    JUNE 30,
                                                                         1998           1998
                                                                     (UNAUDITED)      (AUDITED)
Current assets
  Cash                                                                 $  1,020       $  3,023
  Accounts receivable, net                                                5,798          4,133
  Inventories                                                             5,104          6,287
  Prepaid expenses and other                                              1,866          1,401
                                                                       --------       --------
    Total current assets                                                 13,788         14,844
Property and equipment, net                                               1,436          1,525
Prepaid licenses                                                            635            635
Capitalized software, net                                                 4,536          3,655
Other                                                                       252            302
                                                                       --------       --------
                                                                       $ 20,647       $ 20,961
                                                                       --------       --------
                                                                       --------       --------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Borrowings under bank lines of credit                                $  4,162       $  5,203
  Short-term debt                                                         5,485          1,998
  Current portion of long-term debt                                         903            903
  Accounts payable and accrued expenses                                   6,047          6,425
                                                                       --------       --------
    Total current liabilities                                            16,597         14,529
Long-term debt, less current portion                                      2,359          1,828
                                                                       --------       --------
    Total liabilities                                                    18,956         16,357
                                                                       --------       --------
                                                                       --------       --------

Shareholders' equity
  Series A preferred stock, $1,000 par value, 7,500 shares
    authorized, 420.5 shares issued and outstanding                         420            420
  Series C preferred stock, $1,000 par value, 1,200 shares
    authorized, 236 shares issued and outstanding                             -          2,360
  Preferred stock, $1,000 par value, 2,383 shares authorized,
    no shares issued and outstanding                                          -              -
  Common stock, $0.005 par value, 100,000,000 shares authorized;
    13,301,078 shares issued and outstanding                                 67             62
  Paid-in capital                                                        36,506         35,859
  Shareholder loans                                                        (110)          (110)
  Accumulated deficit                                                   (35,192)       (33,987)
                                                                       --------       --------
    Total shareholders' equity                                            1,691          4,604
                                                                       --------       --------
                                                                       $ 20,647       $ 20,961
                                                                       --------       --------
                                                                       --------       --------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                            1998          1997
Revenues
  Sales of products                                       $ 6,721       $ 5,668
  Engineering fees                                            395         1,516
  Licenses and royalties                                      163             -
                                                          -------       -------
                                                            7,279         7,184
                                                          -------       -------
Costs and expenses
  Costs of products sold                                    4,047         3,939
  Selling, general, and administrative                      3,640         1,803
  Cost of engineering fees                                    585           597
                                                          -------       -------
                                                            8,272         6,339
                                                          -------       -------
Income (loss) from operations                                (993)          845
Other expense
  Interest, net                                              (208)          (26)
                                                          -------       -------
Income (loss) before income taxes                          (1,201)          819
Income tax benefit (expense)                                   (4)           (4)
                                                          -------       -------
Net income (loss)                                         $(1,205)      $   815
                                                          -------       -------
                                                          -------       -------
Earnings (loss) per common share
  Basic                                                   $ (0.10)      $  0.08
                                                          -------       -------
                                                          -------       -------
  Diluted                                                 $ (0.10)      $  0.07
                                                          -------       -------
                                                          -------       -------
Weighted average common shares                             12,642         9,791
                                                          -------       -------
                                                          -------       -------
Weighted average common shares - assuming dilution         12,642        12,517
                                                          -------       -------
                                                          -------       -------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                            1998          1997
Cash flows from operating activities
  Net income (loss)                                       $(1,205)      $   815
  Adjustments to reconcile net income (loss)
    to net cash from operating activities
      Depreciation and amortization                           160           143
      Changes in operating assets and liabilities
        Accounts receivable                                (1,665)       (1,432)
        Inventories                                         1,181          (365)
        Prepaid expenses and other                           (415)         (276)
        Accounts payable and accrued expenses                (378)         (762)
        Deferred revenue                                        -          (201)
                                                          -------       -------
          Net cash from operating activities               (2,322)       (2,078)
                                                          -------       -------
Cash flows from investing activities
  Prepaid licenses                                              -          (244)
  Capitalized software                                       (881)         (560)
  Capital expenditures                                        (71)          (10)
                                                          -------       -------
          Net cash from investing activities                 (952)         (814)
                                                          -------       -------
Cash flows from financing activities
  Net borrowings under bank lines of credit                (1,041)          633
  Net borrowings under short-term notes payable             2,752             -
  Net proceeds from issuance of common stock                1,250           695
  Net proceeds from issuance of preferred stock                 -         5,000
  Redemption of preferred stock                            (2,228)            -
  Issuance of long term debt                                  675             -
  Repayment of long-term debt                                (137)          (27)
                                                          -------       -------
          Net cash from financing activities                1,271         6,301
                                                          -------       -------
Net increase (decrease) in cash                            (2,003)        3,409
Cash, beginning of period                                   3,023           193
                                                          -------       -------
Cash, end of period                                       $ 1,020       $ 3,602
                                                          -------       -------
                                                          -------       -------
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                $   130       $    26
  Cash paid during the period for income taxes                  4             4


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended June 30, 1998, 1997, and 1996 included in the Company's annual report on Form 10-K filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

NOTE 2.  GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 1998, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which raise substantial doubt about its ability to continue as a going concern. The losses have resulted primarily from an inability to achieve product sales targets due to insufficient working capital, a sharp decline in contract revenue because many OEM customers are experiencing financial difficulties relating to the Asian crisis, and relatively high operating costs in relation to current sales levels. The Company is taking a new strategic direction whereby it will manufacture imaging products under its own name. To this end the Company has acquired increased manufacturing, selling, and distribution capabilities through key mergers and acquisitions. The Company is in the process of consolidating and restructuring these operations to conform to the new strategic plan. While management believes that these new products will be well received by the market, the Company must obtain additional funds to provide adequate working capital and finance operations. Management intends to attempt to raise these funds through debt and/or equity financings. However, no assurance can be given that the Company will be able to complete any of these financings or that any financing that is complete will be adequate to meet the Company's capital requirements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) available to common shareholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. Diluted earnings (loss) per common share ("Diluted EPS") is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net earnings (loss) per share. The following is a reconciliation of Basic EPS to Diluted EPS:


                                                 EARNINGS (LOSS)       SHARES        PER-SHARE
                                                   (NUMERATOR)      (DENOMINATOR)      AMOUNT
SEPTEMBER 30, 1997
  Net income                                          $815
    Preferred dividends                                 (5)
                                                      ----
  Basic EPS                                            810              9,791          $0.08
    Effect of options and warrants                       -              1,833
    Effective of convertible notes payable               2                 64
    Effect of convertible preferred stock                5                829
                                                      ----             ------
  Diluted EPS                                         $817             12,517          $0.07
                                                      ----             ------
                                                      ----             ------



                                                 EARNINGS (LOSS)       SHARES        PER-SHARE
                                                   (NUMERATOR)      (DENOMINATOR)      AMOUNT
SEPTEMBER 30, 1998
  Net loss                                          $(1,205)
    Preferred dividends                                  (6)
                                                    -------
  Basic and diluted EPS                             $(1,211)           12,642         $(0.10)
                                                    -------            ------         ------
                                                    -------            ------         ------


NOTE 4.  INVENTORIES


                                                                    SEPTEMBER 30,    JUNE 30,
                                                                        1998           1998
       Inventories
     Materials and supplies                                            $1,978         $2,081
     Finished goods                                                     3,126          4,206
                                                                       ------         ------
                                                                       $5,104         $6,287
                                                                       ------         ------
                                                                       ------         ------


NOTE 5.  BANK LINES OF CREDIT

     In September 1998, Imperial Bank ceased funding under the lines of credit it has provided to the Company and notified the Company that it intended to terminate its banking relationship with the Company. After further discussions, on November 4, 1998 the Company and Imperial Bank executed a Forbearance Agreement pursuant to which Imperial Bank has resumed funding to the Company under the lines of credit and the Company has agreed to repay all outstanding indebtedness owed to Imperial Bank by January 15, 1999. Although the Company is in discussions with several lenders regarding new financing for the Company, there can be no assurance that the Company will secure new financing by January 15, 1999, if ever. The failure of Imperial Bank to continue to provide funding to the Company under the lines of credit or the failure of the Company to secure sufficient new financing to repay all indebtedness owed to Imperial Bank on or before January 15, 1999, would have a material adverse effect on the Company.

     As of September 30, 1998, the Company also had a line of credit with the Bank of Yorba Linda with a principal balance of $0.4 million. The loan bears interest at prime plus 3% per annum and matured on August 13, 1998. The Company currently plans to refinance this obligation as part of the new financing it is attempting to secure. There can be no assurance, however, that the Company will be able to secure new financing to repay the Bank of Yorba Linda loan, and the Company's failure to do so could have a material adverse effect on the Company.

NOTE 6.  SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

In September 1998, the Company redeemed all outstanding shares of the Series C Convertible Preferred Stock (Series C Shares). Owners of the Series C Shares received $2.23 million in cash, $1.0 million in subordinated notes and warrants to purchase 300,000 shares of common stock (200,000 at an exercise price of $2.025 and 100,000 at an exercise price of $4.00). The
Company financed the redemption through a $4.38 million private placement of newly issued shares of common stock and subordinated notes.

The $4.38 million in funding came from several private investors, one of whom is a director of the Company. In exchange, the Company issued a total of 500,000 shares of the Company's common stock at a price of $2.50 per share and subordinated promissory notes in the amount of $3.13 million. All of the promissory notes bear interest at 16% per year. A portion of the notes, $675,000, mature in two years and are convertible, at the option of each investor, at any time into shares of Company common stock at $2.025 per share (subject to adjustment under certain circumstances). The remaining notes, $2.45 million, mature in one year and are not convertible. The Company also issued warrants to the investors as part of the financing. The warrants authorize the purchase of 490,000 shares of common stock at an exercise price of $2.025 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion of the Company's business contained in this Quarterly Report on Form 10-Q may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

     Imaging Technologies Corporation develops, manufactures, and distributes high-quality digital imaging solutions. The Company produces a wide range of printer and imaging products for use in graphics and publishing, digital photography and other niche business and technical markets. Beginning with a core technology in the design and development of controllers for non-impact printers and multifunction peripherals, the Company has expanded its product offerings to include monochrome and color printers, external print servers, digital image storage devices, and software to improve the accuracy of color reproduction.

     ITEC has acquired four separate businesses during the past twenty-one months that have expanded the Company's strategic position in the digital imaging market. In addition, the Company has altered its focus away from some of its traditional revenue sources and has been required to make expenditures to support these changes. The Company's business continues to be in a significant transitional phase and there are important short-term operational and liquidity challenges. Accordingly, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.

     Historically, a portion of the Company's income was derived from non-recurring engineering fees and royalty income from a relatively small number of OEM customers. Over the past three years, the Company has experienced shortfalls in income as a result of engineering contracts with OEM manufacturers for products that were never completed by the OEM, were never introduced into the market and shipped or were cancelled by the customer before ITEC completed the deliverables portion of the contract. The timing and amount of income from these customers ultimately depended on sales levels and shipping schedules for the OEM products into which the Company's products were incorporated. The Company had no control over the shipping date or volumes of products shipped by its OEM customers, and there was no assurance that any OEM would continue to ship products that incorporate the Company's technology. Failure of these OEMs to achieve significant sales of products incorporating the Company's technology and fluctuations in the timing and volume of such sales had a materially adverse effect on the Company.

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

     To execute successfully its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. At September 30, 1998, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which continue to raise substantial doubt about its ability to continue as a going concern. To address the Company's working capital needs, on September 17, 1998, the Company raised an aggregate of $4.38 million through the issuance of shares of its Common Stock and subordinated notes to several private investors. The Company needs to raise additional funds to operate its business effectively. The Company has recently engaged a financial advisor to assist with additional fund raising efforts and the Company intends to attempt to raise additional funds in the near future. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "--Liquidity and Capital Resources" and Risks and Uncertainties"--Future Capital Needs."

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

STRATEGIC ACQUISITIONS

     In Fiscal 1998, the Company made several strategic acquisitions to reinforce its technology position and expand sales channels. ITEC purchased privately held McMican Corporation. The new division operates as the Storage Products division of ITEC, producing specialized memory modules. McMican's "dfilm-TM-" line of data storage products feature Flash memory modules for high-speed transfer of stored images and data. "dfilm-TM-" modules have applications in portable digital cameras and many other portable devices such as handheld personal computers running the Windows CE-Registered Trademark-operating system.

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

     At the close of Fiscal 1998, ITEC acquired the assets of AMT, the European sales and distribution subsidiary of Singapore-based Lam Soon. Lam Soon is a worldwide manufacturer of dot matrix, inkjet and specialized laser printers. AMT had been ITEC's master stocking distributor of printers and supplies in the EC and on the European Continent. AMT's European operations are being integrated into ITEC's recently established European Headquarters operation, ITEC Europe, located near London.

RESULTS OF OPERATIONS
NET REVENUES

     Revenues were $7.3 million and $7.2 million for the quarters ended September 30, 1998 and 1997, respectively. Sales of product were $6.7 million and $5.7 million for the quarters ended September 30, 1998 and 1997, respectively. The increase in product sales from 1997 to 1998 was due primarily to an increase in sales of printer products. Engineering fees were $0.4 million and $1.5 million for the quarters ended September 30, 1998 and 1997, respectively. The decrease in 1998 compared to 1997 was primarily the result of the Company's change in strategic direction, focusing more on internal product development and sales and less on engineering for third parties. License fees were $0.2 million for the quarter ended September 30, 1998 and the Company did not recognize any license fees during the quarter ended September 30, 1997. The amount for 1998 was due primarily to the sales of a license to a Korean customer.

COST OF PRODUCTS SOLD

     Cost of products sold were $4.0 million or 60% of product sales and $3.9 million or 69% of product sales for the quarters ended September 30, 1998 and 1997, respectively. The percentage decrease in 1998 as compared to 1997 was primarily due to improved margins on recently released product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $3.6 million or 50% of total revenue and $1.8 million or 25% of total revenues for the quarters ended September 30, 1998 and 1997, respectively. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services. The increase both in absolute dollars and as a percentage of net revenues in selling, general and administrative expenses in the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 was due primarily to an increase in administrative personnel and overhead expenses incurred as part of the acquisition of three subsidiaries and the formation of a European sales office in Fiscal year 1998.

COST OF ENGINEERING

     Engineering costs were $0.6 million or 148% of engineering revenue and $0.6 million or 39% of related engineering revenues for the quarters ended September 30, 1998 and September 30, 1997. The increase in costs as a percentage of engineering revenues from 1998 compared to 1997 resulted primarily from cost overruns on a contract that was substantially completed during the quarter.

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

     The Company has received and anticipates that it will continue to receive the majority of its cash from collections of accounts receivable from its customers, distributors and OEMs. However, an increasing amount of international sales is likely to increase accounts receivable balances due to traditionally slower payments by international customers. In addition, the economies of certain foreign countries, particularly in Asia, have weakened recently creating greater risk of nonpayment for the Company from these areas. Any failure of the Company's customers, distributors or OEMs to pay, or any significant delay in the payment of, a material portion of the amounts owing to the Company would have a material adverse effect on the Company.

     As of September 30, 1998, the Company had a deficit working capital of $2.8 million, a decrease of $3.1 million as compared to June 30, 1998. The decrease is primarily the result of the operating loss and the conversion of preferred stock to short term debt. The Company's other principal source of liquidity at September 30, 1998, were lines of credit with Imperial Bank aggregating $7 million. Borrowing under these lines of credit at September 30, 1998 totaled $3.8 million. The Company also has a term loan with Imperial Bank, the principal balance of which at September 30, 1998, was $2.4 million. The lines of credit and the term loan bear interest at Imperial Bank's prime rate plus 0.75% per annum. The applicable interest rate at September 30, 1998, was 9.25%. The Company's obligations under the lines of credit and the term loan are secured by all of the Company's accounts receivable, inventories, and other assets. In September 1998, Imperial Bank ceased funding under the lines of credit and notified the Company that it intended to terminate its banking relationship with the Company. After further discussions, on November 4, 1998 the Company and Imperial Bank executed a Forbearance Agreement pursuant to which Imperial Bank has resumed funding to the Company under the lines of credit and the Company has agreed to repay all outstanding indebtedness owed to Imperial Bank by January 15, 1999. Although the Company is in discussions with several lenders regarding new financing for the Company, there can be no assurance that the Company will secure new financing by January 15, 1999, if ever. The failure of Imperial Bank to continue to provide funding to the Company under the lines of credit or the failure of the Company to secure sufficient new financing to repay all indebtedness owed to Imperial Bank on or before January 15, 1999, would have a material adverse effect on the Company.

     As of September 30, 1998, the Company also had a line of credit with the Bank of Yorba Linda with a principal balance of $0.4 million. The loan bears interest at prime plus 3% per annum and matured on August 13,

1998. The Company currently plans to refinance this obligation as part of the new financing it is attempting to secure. There can be no assurance, however, that the Company will be able to secure new financing to repay the Bank of Yorba Linda loan, and the Company's failure to do so could have a material adverse effect on the Company.

     Net cash used in operating activities increased to $2.3 million during the quarter ended September 30, 1998, from $2.1 million during the quarter ended September 30, 1997.

     Net cash used in investing activities increased to $1.0 million during the quarter ended September 30, 1998, from $0.8 million during the quarter ended September 30, 1997.

     The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at September 30, 1998, was approximately $0.5 million.

     The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products, the scope and success of the Company's product development efforts, the resources the Company devotes to marketing and selling its products, and other factors. The Company anticipates that its capital requirements will increase in future periods as it continues to develop new products and increases its sales and marketing efforts. The report of the Company's independent auditors accompanying the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. To address the Company's working capital needs, on September 17, 1998, the Company raised an aggregate of $4.38 million through the issuance of shares of its Common Stock and subordinated notes to several private investors. While this financing improved the Company working capital position, the Company needs to raise additional funds to operate its business effectively. The Company has recently engaged a financial advisor to assist with additional fund raising efforts and the Company intends to attempt to raise additional funds in the near future. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See Risks and Uncertainties--Future Capital Needs."

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

RISKS AND UNCERTAINTIES
FUTURE CAPITAL NEEDS

     There can be no assurance with respect to the Company's future profitability or revenue growth. Losses may occur on a quarterly or annual basis for a number of reasons outside the Company's control. See "Potential Fluctuation in Quarterly Performance." The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company will need additional funds. The Company may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or, if available, not on terms acceptable to the Company. Insufficient funds may require the Company to delay, reduce or eliminate some or all of its planned activities. See "--Liquidity and Capital Resources."

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

RELIANCE ON INDIRECT DISTRIBUTION

     The Company's products are marketed and sold through an established distribution channel of VARs, manufacturer's representatives, retail vendors, and systems integrators. ITEC has a network of dealers and distributors in the United States and Canada, in the EC and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. ITEC supports its worldwide distribution network and end-user customers through centralized manufacturing, distribution, and repair operations headquartered in San Diego, which serve North and South America, the Pacific Rim and Asia. In addition, ITEC Europe Ltd., located in a suburb of London, manages distribution and service for customers in Europe, Africa and the Middle East. As of September 30, 1998, the Company directly employed 32 individuals involved in marketing and sales activities. The sales and marketing operation is headquartered in ITEC's Silicon Valley offices in Northern California.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Sales of Unregistered Securities.

     On September 17, 1998, the Company issued in a private placement (i) 500,000 newly issued shares of Common Stock at $2.50 per share, (ii) $2,450,000 in non-convertible subordinated promissory notes (the "Non-Convertible Notes"), (iii) warrants to purchase up to 490,000 shares of Common Stock at an exercise price of $2.025 per share (the "Warrants"), and
(iv) $675,000 in convertible subordinated promissory notes (the "Convertible Notes") (collectively, the "Securities"). The aggregate consideration received by the Company for the Securities sold in the private placement was $4,375,000 in cash. Net proceeds to the Company from the sale of the Securities were approximately $4,000,000. All of the promissory notes bear interest at 16% per year. The Convertible Notes mature in two years and are convertible, at the option of each investor, at any time into shares of Common Stock at $2.025 per share (subject to adjustment under certain circumstances). The Non-Convertible Notes mature in one year and are not convertible. The Securities were offered and sold to three accredited investors (one of whom is a Director of the Company) (the "Purchasers").

     As part of a separate transaction, on September 18, 1998, the Company issued in a private placement $1,000,000 in non-convertible subordinated promissory notes (the "Redemption Notes") and warrants to purchase up to 300,000 shares of Common Stock (together with the Redemption Notes, the "Redemption Securities"), 200,000 of which have an exercise price of $2.025 per share and 100,000 of which have an exercise price of $4.00 per share. The Redemption Securities were issued to two accredited investors (the "Series C Holders") in connection with the Company's redemption of all of its outstanding Series C Convertible Preferred Stock. The Redemption Notes bear interest at 16% per year, are not convertible and mature in one year.

     The offers and sales to the Purchasers and to the Series C Holders were made pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company did not use any general advertisement or solicitation in connection with the offer or sale of the Securities to the Purchasers, nor did the Company use any general advertisement or solicitation in connection with the offer or sale of the Redemption Securities to the Series C Holders. Each of the Purchasers and the Series C Holders represented and warranted, among other things, that he or it was purchasing the Securities or the Redemption Securities, as applicable, for investment only and not with a view to distribution and that he or it was an "accredited investor" (as defined in Regulation D promulgated by the Securities and Exchange Commission). Appropriate legends were affixed to the certificates for each of the Securities and the Redemption Securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 Common Stock Purchase Agreement, dated September 17, 1998, among the Company and the parties listed on Schedule A thereto.

     10.2 Form of Subordinated Note Purchase Agreement, dated September 17, 1998, among the Company and the parties listed on Schedule A thereto.

     10.3 Form of Non-Convertible Subordinated Promissory Note, dated September 17, 1998, between the Company and the purchasers thereof.

     *10.4   Form of Convertible Subordinated Promissory Note, dated
     September 17, 1998, between the Company and the purchasers thereof.

     10.5 Form of Common Stock Purchase Warrant to purchase shares of Common Stock of the Company at $2.025 per share, dated September 17, 1998, between the Company and the purchasers thereof.

     10.6 Registration Rights Agreement, dated September 17, 1998, among the Company and the parties listed on Schedule A thereto.

     10.7 Settlement and Mutual Release Agreement, dated September 18, 1998, among the Company and the parties listed on the signature pages thereto.

     10.8 Amendment No. 1 to Registration Rights Agreement, dated September 18, 1998, among the Company and the parties listed on the signature pages thereto.

     10.9 Form of Common Stock Purchase Warrant to purchase 50,000 shares of Common Stock of the Company at $4.00 per share, dated September 18, 1998, between the Company and each of NP Partners and Olympus Securities, Ltd.

     10.10 Subordinate Note Purchase Agreement, dated September 18, 1998, among the Company and NP Partners and Olympus Securities, Ltd.

     10.11 Form of Non-Convertible Subordinated Promissory Note, dated September 18, 1998, between the Company and each of NP Partners and Olympus Securities, Ltd.

     10.12 Form of Common Stock Purchase Warrant to purchase 100,000 shares of Common Stock of the Company at $2.025 per share, dated September 18, 1998, between the Company and each of NP Partners and Olympus Securities, Ltd.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

* Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under
     Rule 24b-2 under the Exchange Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 16, 1998


                                    IMAGING TECHNOLOGIES CORPORATION
                                    (Registrant)


                                    By: /s/ MICHAEL K. CLEMENS
                                        ----------------------------
                                        Michael K. Clemens
                                        Senior Vice President and
                                        Chief Financial Officer
                                    (Principal Financial and Accounting Officer)