Form 10-Q
period 1998-12-31
IMAGING TECHNOLOGIES CORP/CA
filed 1999-02-22
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 1998
                                       or

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-12641



                        IMAGING TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)




            DELAWARE                                    33-0021693
(State or other  jurisdiction of
 incorporation or organization)                   (IRS Employer ID No.)

                               11031 Via Frontera
                           San Diego, California 92127
                    (Address of principal executive offices)


       Registrant's Telephone Number, Including Area Code: (619) 613-1300


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No  |_|

The number of shares outstanding of the registrant's common stock as of February 18, 1999, was 16,320,151.

                                                                            PAGE

PART I - FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets
              December 31, 1998 (unaudited) and June 30, 1998 (audited)      2

         Consolidated Statements of Operations
              Three months ended December 31, 1998 and 1997 (unaudited)      3

         Consolidated Statements of Cash Flows
              Three months ended December 31, 1998 and 1997 (unaudited)      4

         Notes to Consolidated Financial Statements.                         5



         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS                 8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK                                        18



PART II - OTHER INFORMATION



         ITEM 1.  LEGAL PROCEEDINGS                                         19

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           21

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       21

         ITEM 5.  OTHER INFORMATION                                         21

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          22



SIGNATURES                                                                  23
                             2


                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                     ASSETS

                                                                            December 31,         June 30,
                                                                                  1998             1998

Current assets
    Cash                                                                      $      203         $   3,023
    Accounts receivable, net                                                       4,430             4,133
    Inventories                                                                    5,131             6,287
    Prepaid expenses and other                                                     1,378             1,401
                                                                                --------          --------
        Total current assets                                                      11,142            14,844
Property and equipment, net                                                        1,286             1,525
Capitalized software, net                                                          5,567             3,655
Other                                                                              1,024               937
                                                                                --------          --------
                                                                                $ 19,019          $ 20,961
                                                                                ========          ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
    Borrowings under bank lines of credit                                      $   5,141         $   5,203
    Short-term debt                                                                4,450             1,998
    Current portion of long-term debt                                              1,575               903
    Accounts payable                                                               5,687             5,027
    Accrued expenses                                                               1,384             1,398
                                                                                --------          --------
        Total current liabilities                                                 18,237            14,529
Long-term debt, less current portion                                               2,456             1,828
                                                                                --------          --------
        Total liabilities                                                         20,693            16,357
                                                                                --------          --------

Shareholders' equity (deficit)
    Series A preferred stock, $1,000 par value, 7,500 shares
        authorized, 420.5 shares issued and outstanding                              420               420
    Series C preferred stock, $1,000 par value, 1,200 shares
        authorized, 236 shares issued and outstanding                                  -             2,360
    Common stock, $0.005 par value, 100,000,000 shares authorized;
        13,301,078 shares issued and outstanding                                      67                62
    Paid-in capital                                                               36,506            35,859
    Shareholder loans                                                               (110)             (110)
    Accumulated deficit                                                          (38,557)          (33,987)
                                                                                --------          --------
        Total shareholders' equity (deficit)                                      (1,674)            4,604
                                                                                --------          --------
                                                                                $ 19,019          $ 20,961
                                                                                ========          ========


                 See notes to consolidated financial statements.



                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                          Three Months Ended                   Six Months Ended
                                                           December     December         December          December
                                                           31, 1998     31, 1997         31, 1998          31, 1997

Revenues
    Sales of products                                   $4,195            $8,219          $10,916           $14,497
    Engineering fees                                         -             1,531              395             3,047
    Licenses and royalties                                   -                 -              163                 -
                                                      --------           -------         --------          --------
                                                         4,195             9,750           11,474            17,544
                                                      --------           -------         --------          --------
Costs and expenses
    Costs of products sold                               3,309             5,913            7,356            10,186
    Selling, general, and administrative                 3,676             2,169            7,316             4,293
    Cost of engineering fees                               230               572              815             1,169
                                                      --------           -------         --------          --------
                                                         7,215             8,654           15,487            15,649
                                                      --------           -------         --------          --------
Income (loss) from operations                           (3,020)            1,096           (4,013)            1,896
Other expense
    Interest, net                                         (335)              (16)            (543)              (44)
                                                      --------           -------         --------          --------
Income (loss) before income taxes                       (3,355)            1,080           (4,556)            1,852
Income tax expense                                         (10)                -              (14)               (4)
                                                      --------           -------         --------          --------
Net income (loss)                                      $(3,365)           $1,080         $ (4,570)         $  1,848
                                                      ========           =======         ========          ========

Earnings (loss) per common share
    Basic                                               $(0.26)           $ 0.10           $(0.36)           $ 0.18
    Diluted                                             $(0.26)           $ 0.08           $(0.36)           $ 0.14
Weighted average common shares                          12,852            10,430           12,852            10,111
Weighted average common shares -
    assuming dilution                                   12,852            13,651           12,852            13,412



                 See notes to consolidated financial statements.


                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                        (in thousands, except share data)
                                   (unaudited)

                                                                                  1998             1997

Cash flows from operating activities
   Net income (loss)                                                             $(4,570)          $ 1,848
   Adjustments to reconcile net income (loss)
     to net cash from operating activities
     Depreciation and amortization                                                   310               298
     Changes in operating assets and liabilities
       Accounts receivable                                                          (297)           (3,028)
       Inventories                                                                 1,156              (497)
       Prepaid expenses and other                                                    (65)             (982)
       Accounts payable and accrued expenses                                         646               149
       Deferred revenue                                                                -              (258)
                                                                                 -------           -------
         Net cash from operating activities                                       (2,820)           (2,470)
                                                                                 -------           -------

Cash flows from investing activities
   Capitalized software                                                           (1,912)           (1,079)
   Capital expenditures                                                              (71)             (104)
                                                                                 -------           -------
         Net cash from investing activities                                       (1,983)           (1,183)
                                                                                 -------           -------

Cash flows from financing activities
   Net borrowings under bank lines of credit                                         (62)            1,234
   Net borrowings under short-term notes payable                                   2,642                12
   Net proceeds from issuance of common stock                                      1,250               581
   Net proceeds from issuance of preferred stock                                       -             5,000
   Redemption of preferred stock                                                  (2,228)                -
   Issuance of long term debt                                                        675                 -
   Repayment of long-term debt                                                      (294)             (326)
                                                                                 -------           -------
         Net cash from financing activities                                        1,983             6,501
                                                                                 -------           -------
Net increase (decrease) in cash                                                   (2,820)            2,848
Cash, beginning of period                                                          3,023               255
                                                                                 -------           -------
Cash, end of period                                                              $   203            $3,103
                                                                                 =======           =======



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

Note 2.  Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1998, and for the six months then ended, the Company had a net loss, negative working capital, and a decline in net worth which raise substantial doubt about its ability to continue as a going concern. The losses have resulted primarily from an inability to achieve product sales targets due to insufficient working capital, a sharp decline in contract revenue because many OEM customers are experiencing financial difficulties relating to the Asian crisis, and relatively high operating costs in relation to current sales levels. The Company is taking a new strategic direction whereby it will manufacture imaging products under its own name. To this end the Company has acquired increased manufacturing, selling, and distribution capabilities through key mergers and acquisitions. The Company is in the process of consolidating and restructuring these operations to conform to the new strategic plan. While management believes that these new products will be well received by the market, the Company must obtain additional funds to provide adequate working capital and finance operations. Management expects to raise these funds through a combination of debt and equity financing and is actively pursuing such matters. However, no assurance can be given that the financing will be obtained and that the Company will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                                           Earnings (loss)        Shares           Per-Share
                                                             (Numerator)       (Denominator)        Amount

December 31, 1997
   Net income                                                 $   1,848
     Preferred dividends                                            (10)
                                                              ---------
   Basic EPS                                                      1,838           10,111            $ 0.18
     Effect of options and warrants                                   -            1,970
     Effective of convertible notes payable                           4               64
     Effect of convertible preferred stock                           10            1,267
                                                              ---------          -------
   Diluted EPS                                                $   1,852           13,412            $ 0.14
                                                              =========          =======


                                                           Earnings (loss)        Shares           Per-Share
                                                             (Numerator)       (Denominator)        Amount
December 31, 1998
   Net loss                                                   $  (4,570)
     Preferred dividends                                            (12)
                                                              ---------
   Basic and diluted EPS                                      $  (4,582)          12,852            $(0.36)
                                                              =========         ========

Note 4.  Inventories
                                                                              December 31,        June 30,
                                                                                  1998             1998
     Inventories
         Materials and supplies                                                  $   319            $2,081
         Finished goods                                                            4,812             4,206
                                                                                 -------           -------
                                                                                  $5,131            $6,287
                                                                                  ======            ======

Note 5.  Bank Lines of Credit

In September 1998, Imperial Bank ceased funding under the lines of credit and notified the Company that it intended to terminate its banking relationship with the Company. After further discussions, on November 4, 1998 the Company and Imperial Bank executed a Forbearance Agreement pursuant to which Imperial Bank has resumed funding to the Company under the lines of credit and the Company has agreed to repay all outstanding indebtedness owed to Imperial Bank. Although the Company is in discussions with several lenders regarding new financing for the Company, there can be no assurance that the Company will secure new financing. The failure of Imperial Bank to continue to provide funding to the Company under the lines of credit or the failure of the Company to secure sufficient new financing to repay all indebtedness owed to Imperial Bank, would have a material adverse effect on the Company.

Note 6.  Series C Redeemable Convertible Preferred Stock

In September 1998, the Company redeemed all outstanding shares of the Series C Convertible Preferred Stock (Series C Shares). Owners of the Series C Shares received $2.23 million in cash and $1 million in subordinated notes. The Company financed the redemption through a $4.38 million private placement of newly issued shares of common stock and subordinated notes.

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

Note 7. Subsequent Events

As of January 13, 1999, the Company entered into a Securities Purchase Agreement (the "Series D Agreement") with certain investors contemplating a potential funding of up to $2.4 million (the "Series D Funding"). The Series D Funding provides for the private placement by the Company of up to 1,200 units (the "Units"), each Unit consisting of (i) one share of Series D Convertible
Preferred Stock (the "Series D Stock") and (ii) 2,000 warrants (the "Series D Warrants" and, collectively, with the Series D Stock, the "Series D Securities") exercisable for shares of Common Stock. Pursuant to the Series D Agreement, the Company shall issue and sell to the investors the Series D Stock and the Series D Warrants in three tranches in the following amounts: (i) $600,000 of the stated value of the Series D Stock in the first tranche; (ii) $600,000 of the stated value of the Series D Stock in the second tranche; and (iii) $1,200,000 of the stated value of the Series D Stock in the third tranche. The first tranche was funded at the signing of the Series D Agreement; the second tranche was funded on February 5, 1999; and the third tranche will be funded on a date after the Company, among other things, (i) provides a written notice to the investors requiring such investors to purchase up to $1,200,000 of the stated value of the Series D Stock and (ii) has, and has had for 30 days prior to receiving any funding pursuant to the third tranche, an effective registration statement (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC"). The Series D Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series D Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the investor gives to the Company a notice of conversion of Series D Stock; except that all Series D Stock converted prior to February 26, 1999 would be converted at $.50. However, each of the investors has agreed that in no event shall it be permitted to convert any shares of Series D Stock in excess of the number of such shares upon the conversion of which, the sum of (i) the number of shares of Common Stock owned by such investor (other than shares of Common Stock issuable upon conversion of Series D Stock or upon exercise of Series D Warrants) plus (ii) the number of shares of Common Stock issuable upon conversion of such shares of Series D Preferred Stock or exercise of Series D Warrants, would be equal to or exceed 9.999 percent of the number of shares of Common Stock then issued and outstanding, including the shares that would be issuable upon conversion of the Series D Stock or exercise of Series D Warrants held by such investor. Each investor in Series D Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series D Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote; provided, however, that in no event shall a holder be entitled to vote more than 9.999 percent of the number of shares entitled to be voted on any matter. Upon the completion of each tranche of Series D Funding, each of the investors will receive the number of Series D Warrants that directly corresponds with the dollar amount such investor invested in such tranche; the Series D Warrants are immediately exercisable upon issuance at an exercise price of $.875 per share and expire five years after the date of their issuance.

As of February 2, 1999, the Company entered into a Securities Purchase Agreement (the "Series E Agreement") with certain investors (including one of whom is a director of the Company) contemplating a potential funding and exchange of indebtedness of up to $3,000,000 and as of February 18, 1999, the Company contemplates entering into an Exchange Agreement (the "Exchange Agreement") with certain investors contemplating a potential exchange of indebtedness of approximately $1,150,000 (the Series E Agreement and the Exchange Agreement being together the "Series E Funding"). The Series E Funding provides for the private placement by the Company of up to 1,250 units (the "Units"), each Unit consisting of (i) one share of Series E Convertible Preferred Stock (the "Series E Stock") and (ii) 5,000 warrants (the "Series

E Warrants" and, collectively, with the Series E Stock, the "Series E Securities") exercisable for shares of Common Stock. Pursuant to the Series E Agreement, the Company issued and sold to the investors the Series E Securities in the following amounts: $1,735,000 in cash and $1,265,000 in exchange and/or cancellation of indebtedness, and pursuant to the Exchange Agreement, the Company contemplates issuing to the investors Series E Securities in exchange and/or cancellation of indebtedness of approximately $1,150,000. All of the investors of the Series E Agreement funded at the time of execution of the Series E Agreement except that two of the investors agreed to purchase the Series E Securities in three tranches (the "Series E Tranche Investors"). To date, $300,000 has been funded and the balance of $450,000 will be funded on a date after the Company, among other things, (i) provides a written notice to the investors requiring such investors to purchase up to $450,000 of the stated value of the Series E Stock and (ii) has, and has had for 30 days prior to receiving any funding pursuant to the third tranche, an effective Registration Statement filed with the SEC. All of the investors of the Exchange Agreement would exchange their indebtedness for Series E Securities within five days of the Company obtaining Shareholder Approval. The Series E Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series E Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the applicable investor gives to the Company notice of conversion of Series E Stock; except that all Series E Stock converted prior to February 26, 1999 would be converted at $.50. Each investor in Series E Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series E Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote. Upon the Series E Funding, each of the investors will receive the number of Series E Warrants that directly corresponds with the dollar amount such investor invested in the Series E Funding, except that Tranche Investors will receive the number of Series E Warrants that directly corresponds with the dollar amount such investor invested in each completed tranche; the Series E Warrants are immediately exercisable upon issuance at an exercise price of $.875 per share and expire five years after their date of issuance.

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

OVERVIEW

         Imaging Technologies Corporation develops, manufactures, and distributes high-quality digital imaging solutions. The Company produces a wide range of printer and imaging products for use in graphics and publishing, digital photography and other niche business and technical markets. Beginning with a core technology in the design and development of controllers for non-impact printers and multifunction peripherals, the Company has expanded its product offerings to include monochrome and color printers, and software to improve the accuracy of color reproduction.

         In recent months, ITEC has undertaken a number of actions as part of an ongoing realignment of the Company's operations around its core imaging businesses. The Company continues to shift its focus away from some of its traditional revenue sources and has been required to make expenditures to support these changes. The Company's business is in a transitional phase and there are important short-term operational and liquidity challenges. Accordingly, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.


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

         To execute successfully its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern due primarily to the decreases in the Company's working capital and net worth. At December 31, 1998, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which continue to raise substantial doubt about its ability to continue as a going concern. To address the Company's working capital needs, on September 17, 1998, the Company raised an aggregate of $4.38 million through the issuance of shares of its Common Stock and subordinated notes to several private investors. The Company needs to raise additional funds to operate its business effectively. The Company has recently engaged a financial advisor to assist with additional fund raising efforts and the Company intends to attempt to raise additional funds in the near future. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "--Liquidity and Capital Resources" and "Risks and Uncertainties"--Future Capital Needs."

CORPORATE RESTRUCTURING

         Beginning in April 1998, the Company implemented a plan to realign the management and create a divisional structure within the organization. ITEC consolidated all of its independent operating subsidiaries under a single financial and operational structure. The Company undertook this restructuring based in part upon its belief that by breaking down the barriers between the subsidiaries and organizing the Company around functions the Company would be able to improve the effectiveness of its established sales channels and to enhance cross-selling opportunities. The Company also believes that this structure will improve the management and commercialization of its diverse technology base. In addition to the structural realignment, ITEC closed the 27,000 square-foot printer manufacturing and distribution facility it operated in Costa Mesa, California, at lease end, and relocated those operations to a new 12,000-square-foot facility adjacent to the Corporate Headquarters in San Diego. The Company also relocated most of its marketing and sales activities from Costa Mesa to
                                        9

ITEC's existing operation in the San Jose region of Northern California. By streamlining operations and locating manufacturing and distribution in one centralized plant, the Company expects to eventually realize annualized savings of approximately $1.5 to $2 million, primarily as a result of workforce reductions, decreased factory space requirements and the elimination of redundant operations.

RESULTS OF OPERATIONS NET REVENUES

         Revenues were $4.2 million and $9.8 million for the quarters ended December 31, 1998 and 1997, respectively. Sales of product were $4.2 million and $8.2 million for the quarters ended December 31, 1998 and 1997, respectively. For the six months ended December 31, 1998 sales of product were $ 10.9 million compared to $ 14.5 million for the six months ended December 31, 1997. The decrease in product sales from 1997 to 1998 was due primarily to a decrease in sales of printer products. Engineering fees were $0.0 million and $1.5 million for the quarters ended December 31, 1998 and 1997, respectively. For the six months ended December 31, 1998 engineering fees were $ 0.4 million compared to $
3.0 million for the six months ended December 31, 1997. The decrease in 1998 compared to 1997 was primarily the result of the Company's change in strategic direction, focusing more on internal product development and sales and less on engineering for third parties. License fees were $0.0 million for the quarter ended December 31, 1998 and the Company did not recognize any license fees during the quarter ended December 31, 1997. For the six months ended December 31, 1998 license fees were $ 163,000 compared to $ 0.0 million for the six months ended December 31, 1997. The amount for 1998 was due primarily to the sales of a license to a Korean customer.

COST OF PRODUCTS SOLD

         Cost of products sold were $3.3 million or 79% of product sales and $5.9 million or 72% of product sales for the quarters ended December 31, 1998 and 1997, respectively. For the six months ended December 31, 1998 cost of products sold were $ 7.4 million compared to $ 10.2 million for the six months ended December 31, 1997. The percentage increase in 1998 as compared to 1997 was primarily due to end of life product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $3.7 million or 87% of total revenue and $2.2 million or 26% of total revenues for the quarters ended December 31, 1998 and 1997, respectively. For the six months ended December 31, 1998 selling, general and administrative expenses were $ 7.3 million compared to $ 4.3 million for the six months ended December 31, 1997. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services. The increase both in absolute dollars and as a percentage of net revenues in selling, general and administrative expenses in the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997 was due primarily to an increase in administrative personnel and overhead expenses incurred as part of the acquisition of three subsidiaries and the formation of a European sales office in Fiscal year 1998.

COST OF ENGINEERING

         Engineering costs were $0.2 million and $0.6 million for the quarters ended December 31, 1998 and December 31, 1997. For the six months ended December 31, 1998 engineering costs were $ 0.8 million compared to $ 1.2 million for the six months ended December 31, 1997. The increase in costs as a percentage of engineering revenues from 1998 compared to 1997 resulted primarily from the reduction of billable engineering contracts.



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

         As of December 31, 1998, the Company had a deficit working capital of $7.1 million, a decrease of $4.3 million as compared to June 30, 1998. The decrease is primarily the result of the operating loss and the conversion of preferred stock to short term debt. The Company's other principal source of liquidity at December 31, 1998, were lines of credit with Imperial Bank aggregating $7 million. Borrowing under these lines of credit at December 31, 1998 totaled $4.6 million. The Company also has a term loan with Imperial Bank, the principal balance of which at December 31, 1998, was $2.2 million. The lines of credit and the term loan bear interest at Imperial Bank's prime rate plus 0.75% per annum. The applicable interest rate at December 31, 1998, was 9.25%. The Company's obligations under the lines of credit and the term loan are secured by all of the Company's accounts receivable, inventories, and other assets. In September 1998, Imperial Bank ceased funding under the lines of credit and notified the Company that it intended to terminate its banking relationship with the Company. After further discussions, on November 4, 1998 the Company and Imperial Bank executed a Forbearance Agreement pursuant to which Imperial Bank has resumed funding to the Company under the lines of credit and the Company has agreed to repay all outstanding indebtedness owed to Imperial Bank. Although the Company is in discussions with several lenders regarding new financing for the Company, there can be no assurance that the Company will secure new financing. The failure of Imperial Bank to continue to provide funding to the Company under the lines of credit or the failure of the Company to secure sufficient new financing to timely repay all indebtedness owed to Imperial Bank would have a material adverse effect on the Company.


         Net cash used in operating activities increased to $2.8 million during the quarter ended December 31, 1998, from $2.5 million during the quarter ended December 31, 1997.

         Net cash used in investing activities increased to $2.0 million during the quarter ended December 31, 1998, from $1.2 million during the quarter ended December 31, 1997.

         The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared by the Company's Board of Directors (but such dividends may only be paid out of surplus or net profits legally available for the payment thereof), at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at December 31, 1998, was approximately $0.5 million, which amount has not been declared by the Company's Board of Directors.

         The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products, the scope and success of the Company's product development efforts, the resources the Company devotes to marketing and selling its products, and other factors. The Company anticipates that its capital requirements will increase in future periods as it continues to develop new products and increases its sales and marketing efforts. The report of the

Company's independent auditors accompanying the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. To address the Company's working capital needs, on September 17, 1998, the Company raised an aggregate of $4.38 million through the issuance of shares of its Common Stock and subordinated notes to several private investors. While this financing improved the Company working capital position, the Company needs to raise additional funds to operate its business effectively. The Company has recently engaged a financial advisor to assist with additional fund raising efforts and the Company intends to attempt to raise additional funds in the near future. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "Risks and Uncertainties--Future Capital Needs."

YEAR 2000 COMPLIANCE

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has procured a new business system that is year 2000 compliant and plans are to implement the new system in quarters three and four of the 1999 fiscal year ending June 30, 1999.


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

RISKS AND UNCERTAINTIES; FUTURE CAPITAL NEEDS

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

HIGHLY COMPETITIVE INDUSTRY

         The markets for the Company's products are highly competitive and rapidly changing. Some of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in its markets depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, selling prices, product performance, product distribution, marketing ability and customer support. A key element of the Company's strategy is to provide competitively priced quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on certain of its products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in product costs, will affect gross margins and may adversely affect the Company's financial condition and results of operations. See "Short Product Lives and Technological Change."

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

         Acquisitions involve a number of risks, including: the integration of acquired products and technologies in a timely manner; the integration of businesses and employees with the Company's business; the management of geographically- dispersed operations; adverse effects on the Company's reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; the diversion of management attention; the assumption of unknown liabilities; potential disputes with the sellers of one or more acquired entities; the inability of the Company to maintain customers or goodwill of an acquired business; the need to divest unwanted assets or products; and the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired business could also have a material adverse effect on the reputation of the Company as a whole, and any acquired business could significantly under perform relative to the Company's expectations. The Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. As a result, there can be no assurance that the Company will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with its strategic objectives, which could have a material adverse effect on the Company.

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

Moreover, in pursuing acquisition opportunities, the Company may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. In addition, the Company would likely face the same integration issues described above with respect to any future acquisitions. If the Company is unable to manage internal or acquisition- based growth effectively, the Company would be materially and adversely affected.

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

RELIANCE ON INDIRECT DISTRIBUTION

         The Company's products are marketed and sold through an established distribution channel of VARs, manufacturer's representatives, retail vendors, and systems integrators. ITEC has a network of dealers and distributors in the United States and Canada, in the EC and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. ITEC supports its worldwide distribution network and end-user customers through centralized manufacturing, distribution, and repair operations headquartered in San Diego, which serve North and South America, the Pacific Rim and Asia. In addition, ITEC Europe Ltd., located in a suburb of London, manages distribution and service for customers in Europe, Africa and the Middle East. As of December 31, 1998, the Company directly employed 32 individuals involved in marketing and sales activities. The sales and marketing operation is headquartered in ITEC's Silicon Valley offices in Northern California.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about February 2, 1999, American Industries, Inc., Ellison Carl Morgan and entities related to Ellison Carl Morgan (the "Plaintiffs") filed a summons against the Company and certain officers and directors of the Company in the circuit court of the State of Oregon for the county of Multnomah, alleging that the Company and the other defendants violated certain Oregon Securities Laws in connection with the Plaintiffs' investments in the Company, breached the contracts with the Plaintiffs and committed fraud in connection with such contracts. Plaintiffs seek to recover for all of their investments in the Company made between November 14, 1997 and December 10, 1998, which Plaintiffs estimate to be in excess of $5 million. The Company believes the claims are without merit and intend to answer Plaintiffs' complaint by denying all of Plaintiffs' allegations.

         On February 16, 1999, the Plaintiffs filed an ex parte motion for TRO, Provisional Process and Show Cause Order seeking to restrain the Company from negotiating, commingling or spending any proceeds of the collateral securing a Letter of Credit Reimbursement Agreement, dated November 13, 1998, and requiring the Company to notify all purchasers of the collateral to pay any outstanding sums directly to the Plaintiffs and to pay, endorse or transfer to Plaintiffs upon receipt all proceeds received by the Company directly from purchasers of the collateral. At the hearing, the court required the Plaintiffs to issue a bond for $100,000 and issued a restraining order against the Company as to the collateral security, the Letter of Credit Agreement.

         Furthermore, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of Unregistered Securities.

         As of January 13, 1999, the Company entered into a Securities Purchase Agreement (the "Series D Agreement") with certain investors contemplating a potential funding of up to $2.4 million (the "Series D Funding"). The Series D Funding provides for the private placement by the Company of up to 1,200 units (the "Units"), each Unit consisting of (i) one share of Series D Convertible Preferred Stock (the "Series D Stock") and (ii) 2,000 warrants (the "Series D Warrants" and, collectively, with the Series D Stock, the "Series D Securities") exercisable for shares of Common Stock. Pursuant to the Series D Agreement, the Company shall issue and sell to the investors the Series D Stock and the Series D Warrants in three tranches in the following amounts: (i) $600,000 of the stated value of the Series D Stock in the first tranche; (ii) $600,000 of the stated value of the Series D Stock in the second tranche; and (iii) $1,200,000 of the stated value of the Series D Stock in the third tranche. The first tranche was funded at the signing of the Series D Agreement; the second tranche was funded on February 5, 1999; and the third tranche will be funded on a date after the Company, among other things, (i) provides a written notice to the investors requiring such investors to purchase up to $1,200,000 of the stated value of the Series D Stock and (ii) has, and has had for 30 days prior to receiving any funding pursuant to the third tranche, an effective registration statement (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC"). The Series D Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series D Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the investor gives to the Company a notice of conversion of Series D Stock; except that all Series D Stock converted prior to February 26, 1999 would be converted at $.50. However, each of the investors has agreed that in no event shall it be permitted to convert any shares of Series D Stock in excess of the number of such shares upon the conversion of which, the sum of (i) the number of shares of Common Stock owned by such investor (other than shares of Common Stock issuable upon conversion of Series D Stock or upon exercise of Series D Warrants) plus (ii) the number of shares of Common Stock issuable upon conversion of such shares of Series D Preferred Stock or exercise of Series D Warrants, would be equal to or exceed 9.999 percent of the number of shares of Common Stock then issued and outstanding, including the shares that would be issuable upon conversion of the Series D Stock or exercise of Series D Warrants held by such investor. Each investor in Series D Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series D Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote; provided, however, that in no event shall a holder be entitled to vote more than 9.999 percent of the number of shares entitled to be voted on any matter. Upon the completion of each tranche of Series D Funding, each of the investors will receive the number of Series D Warrants that directly corresponds with the dollar amount such investor invested in such tranche; the Series D Warrants are immediately exercisable upon issuance at an exercise price of $.875 per share and expire five years after the date of their issuance.

         As of February 2, 1999, the Company entered into a Securities Purchase Agreement (the "Series E Agreement") with certain investors (including one of whom is a director of the Company) contemplating a potential funding and exchange of indebtedness of up to $3,000,000 and as of February 18, 1999, the Company contemplates entering into an Exchange Agreement (the "Exchange Agreement") with certain investors contemplating a potential exchange of indebtedness of approximately $1,150,000 (the Series E Agreement and the Exchange Agreement being together the "Series E Funding"). The Series E Funding provides for the private placement by the Company of up to 1,250 units (the "Units"), each Unit consisting of (i) one share of Series E Convertible
Preferred Stock (the "Series E Stock") and (ii) 5,000 warrants (the "Series E Warrants" and, collectively, with the Series E Stock, the "Series E Securities") exercisable for shares of Common Stock. Pursuant to the Series E Agreement, the Company issued and sold to the investors the Series E Securities in the following amounts: $1,735,000 in cash and $1,265,000 in exchange and/or cancellation of indebtedness, and pursuant to the Exchange Agreement, the Company contemplates issuing to the investors Series E Securities in exchange and/or cancellation of indebtedness of approximately $1,150,000. All of the investors of the Series E Agreement funded at the time of execution of the Series E Agreement except that two of the investors agreed to purchase the Series E Securities in three tranches (the "Series E Tranche Investors"). To date, $300,000 has been funded and the balance of $450,000 will be funded on a date after the Company, among other things, (i) provides a written notice to the investors requiring such investors to purchase up to $450,000 of the stated value of the Series E Stock and (ii) has, and has had for 30 days prior to receiving any funding pursuant to the third tranche, an effective Registration Statement filed with the SEC. All of the investors of the Exchange Agreement would exchange their indebtedness for Series E Securities within five days of the Company obtaining Shareholder Approval. The Series E Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series E Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the applicable investor gives to the Company notice of conversion of Series E Stock; except that all Series E Stock converted prior to February 26, 1999 would be converted at $.50. Each investor in Series E Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series E Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote. Upon the Series E Funding, each of the investors will receive the number of Series E Warrants that directly corresponds with the dollar amount such investor invested in the Series E Funding, except that Tranche Investors will receive the number of Series E Warrants that directly corresponds with the dollar amount such investor invested in each completed tranche; the Series E Warrants are immediately exercisable upon issuance at an exercise price of $.875 per share and expire five years after their date of issuance.

         The offers and sales to the Series D and E investors were made pursuant to a claim of exemption under Section 4(2) of the Securities Act, as amended (the "Securities Act"). The Company did not use any general advertisement or solicitation in connection with the offer or sale of the Series D and E Securities to the Series D and E investors. Each of the Series D and E investors represented and warranted, among other things, that he or it was purchasing the Series D and E Securities, as applicable, for investment purposes and not with a view to distribution and that he or it was an "accredited investor" (as defined in Regulation D promulgated by the SEC). Appropriate legends were affixed to the certificates for each of the Series D and E.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(b) The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared by the Company's Board of Directors (but such dividends may only be paid out of surplus or net profits legally available for the payment thereof), at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at December 31, 1998, was approximately $0.5 million, which amount has not been declared by the Company's Board of Directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

    3.1 Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 12, 1999.

    3.2 Certificate Eliminating Reference to Certain Series of Shares of Stock from the Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 12, 1999.

    3.3 Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series D Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on January 13, 1999.

    3.4 Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series E Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on January 28, 1999.

    10.1 Forbearance Agreement, entered into as of November 4, 1998, by and among the Company, certain of the Company's subsidiaries and Imperial Bank.

    10.2 Letter of Credit Reimbursement Agreement, dated as of November 13, 1998, by and between the Company and American Industries, Inc.

    10.3 Securities Purchase Agreement, dated as of January 13, 1999, by and among the Company and the applicable parties named therein.

    10.4 Registration Rights Agreement, dated as of January 13, 1999, by and among the Company and the applicable parties named therein.

    10.5 Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share, dated January 13, 1999, between the Company and each of the applicable parties named in Exhibit 10.3 hereto.

    10.6 Securities Purchase Agreement, dated as of February 2, 1999, by and among the Company and the applicable parties named therein.

    10.7 Registration Rights Agreement, dated as of February 2, 1999, by and among the Company and the applicable parties named therein.

    10.8 Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share, dated February 2, 1999, between the Company and each of the applicable parties named in Exhibit 10.6 hereto.

    10.9 Exchange Agreement, dated as of February 19, 1999, by and among the Company and the applicable parties named therein.

    27.1   Financial Data Schedule.

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 22, 1999

IMAGING TECHNOLOGIES CORPORATION (Registrant)

By: /s/ BRIAN BONAR
    ---------------------------------
        Brian Bonar

Chief Executive Officer
(Principal Executive Officer)

By: /s/ CHRISTOPHER W. MCKEE
    ----------------------------------
        Christopher W. McKee

Vice President of Finance and Operations
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
No.                     DESCRIPTION
--------                -----------

    3.1 Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 12, 1999.

    3.2 Certificate Eliminating Reference to Certain Series of Shares of Stock from the Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 12, 1999.

    3.3 Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series D Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on January 13, 1999.

    3.4 Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series E Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on January 28, 1999.

    10.1 Forbearance Agreement, entered into as of November 4, 1998, by and among the Company, certain of the Company's subsidiaries and Imperial Bank.

    10.2 Letter of Credit Reimbursement Agreement, dated as of November 13, 1998, by and between the Company and American Industries, Inc.

    10.3 Securities Purchase Agreement, dated as of January 13, 1999, by and among the Company and the applicable parties named therein.

    10.4 Registration Rights Agreement, dated as of January 13, 1999, by and among the Company and the applicable parties named therein.

    10.5 Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share, dated January 13, 1999, between the Company and each of the applicable parties named in Exhibit 10.3 hereto.

    10.6 Securities Purchase Agreement, dated as of February 2, 1999, by and among the Company and the applicable parties named therein.

    10.7 Registration Rights Agreement, dated as of February 2, 1999, by and among the Company and the applicable parties named therein.

    10.8 Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share, dated February 2, 1999, between the Company and each of the applicable parties named in Exhibit 10.6 hereto.

    10.9 Exchange Agreement, dated as of February 19, 1999, by and among the Company and the applicable parties named therein.

    27.1   Financial Data Schedule.