Form 10-Q
period 1999-03-31
IMAGING TECHNOLOGIES CORP/CA
filed 1999-05-14
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       or
                   TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-12641

                                [GRAPHIC OMITTED]

                        IMAGING TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)



      DELAWARE                                               33-0021693
(State or other jurisdiction of incorporation
 or organization)                                    (IRS Employer ID No.)
                             15175 INNOVATION DRIVE
                           SAN DIEGO, CALIFORNIA 92128
                    (Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (619) 613-1300


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes |X|  No

The number of shares outstanding of the registrant's common stock as of May 7, 1999, was 19,821,955.

                                                                          PAGE
PART I - FINANCIAL INFORMATION
         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Balance Sheets
              March 31, 1999 (unaudited) and June 30, 1998 (audited)         2
         Consolidated Statements of Operations
              Three months ended March 31, 1999 and 1998 (unaudited)         3
         Consolidated Statements of Cash Flows
              Three months ended March 31, 1999 and 1998 (unaudited)         4
         Notes to Consolidated Financial Statements.                         5
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS                 8
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK                                        17

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         18
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 18
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           19
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       19
         ITEM 5.  OTHER INFORMATION                                         19
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          20

SIGNATURES                                                                  22


                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      ASSETS
                                                                                MARCH 31,        JUNE 30,
                                                                                  1999             1998

Current assets
    Cash                                                                      $      368         $   3,023
    Accounts receivable, net                                                       3,848             4,133
    Inventories                                                                    2,896             6,287
    Prepaid expenses and other                                                     1,256             1,401
                                                                              ----------        ----------
        Total current assets                                                       8,368            14,844
Property and equipment, net                                                        1,217             1,525
Capitalized software, net                                                          6,356             3,655
Other                                                                              1,669               937
                                                                              ----------        ----------
          Total Assets                                                          $ 17,610          $ 20,961
                                                                              ==========        ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
    Borrowings under bank lines of credit                                      $   4,602         $   5,203
    Short-term debt                                                                2,581             1,998
    Current portion of long-term debt                                              1,342               903
    Accounts payable                                                               2,518             5,027
    Accrued expenses                                                               1,747             1,398
                                                                              ----------        ----------
        Total current liabilities                                                 12,790            14,529
Long-term debt, less current portion                                               2,152             1,828
                                                                              ----------        ----------
        Total liabilities                                                         14,942            16,357
                                                                              ----------        ----------

Shareholders' equity (deficit)
    Series A preferred stock, $1,000 par value, 7,500 shares
        authorized, 420.5 shares issued and outstanding                              420               420
    Series C preferred stock, $1,000 par value, 1,200 shares
        authorized, 236 shares issued and outstanding                                  -             2,360
    Series D preferred stock, $1,000 par value, 1,200 shares
        authorized, 875 issued and outstanding                                       875
    Series E preferred stock, $1,000 par value, 1,250 shares
        authorized, 881 issued and outstanding                                       881
    Common stock, $0.005 par value, 100,000,000 shares authorized;
        19,800,815 shares issued and outstanding                                      99                62
    Paid-in capital                                                               41,355            35,859
    Shareholder loans                                                               (110)             (110)
    Accumulated deficit                                                          (40,852)          (33,987)
                                                                              ----------        ----------
    Total shareholders' equity (deficit)                                           2,668             4,604
                                                                              ----------        ----------
                                                                                $ 17,610          $ 20,961
                                                                              ==========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)




                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         MARCH            MARCH            MARCH             MARCH
                                                       31, 1999         31, 1998         31, 1999           31,1998

Revenues
    Sales of products                                   $3,230            $9,275          $14,146           $23,776
    Engineering fees                                       110             1,497              505             4,544
    Licenses and royalties                                 320                 -              483                 -
                                                     ---------         ---------         --------          --------
                                                         3,660            10,772           15,134            28,320
                                                     ---------         ---------         --------          --------
Costs and expenses
    Costs of products sold                               2,504             6,864            9,860            17,053
    Selling, general, and administrative                 2,868             2,500           10,184             6,807
    Cost of engineering fees                               215               566            1,030             1,720
                                                     ---------         ---------        ---------          --------
                                                         5,587             9,930           21,074            25,580
                                                     ---------         ---------        ---------          --------
Income (loss) from operations                           (1,927)              842           (5,940)            2,740
Other expense
    Interest, net                                         (368)              (71)            (911)             (115)
                                                     ----------        ---------        ---------          --------
Income (loss) before income taxes                       (2,295)              771           (6,851)            2,625
Income tax expense                                           -               350              (14)              346
                                                     ----------        ---------        ---------          --------
Net income (loss)                                      $(2,295)           $1,121         $ (6,865)         $  2,971
                                                     ==========        =========        =========          ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                    1999             1998

Cash flows from operating activities
   Net income (loss)                                                              $(6,865)          $2,971
   Adjustments to reconcile net income (loss)
     to net cash from operating activities
     Depreciation and amortization                                                    579              499
     Income tax benefit                                                                 -             (350)
     Changes in operating assets and liabilities
       Accounts receivable                                                            285           (7,329)
       Inventories                                                                  3,391           (1,230)
       Prepaid expenses and other                                                    (587)          (1,776)
       Accounts payable and accrued expenses                                       (2,160)             897
                                                                                  -------         --------
         Net cash from operating activities                                        (5,357)          (6,318)
                                                                                  -------         --------

Cash flows from investing activities
   Cash acquired in merger                                                           -                  38
   Capitalized software                                                            (2,901)          (1,868)
   Capital expenditures                                                               (71)            (285)
                                                                                  -------         --------
         Net cash from investing activities                                        (2,972)          (2,115)
                                                                                  -------         --------

Cash flows from financing activities
   Net borrowings under bank lines of credit                                         (601)           3,741
   Net borrowings under short-term notes payable                                    2,642                -
   Net proceeds from issuance of common stock                                       2,034            1,319
   Net proceeds from issuance of preferred stock                                    3,506            5,000
   Collection of shareholder loan                                                       -                5
   Redemption of preferred stock                                                   (2,228)               -
   Issuance of long term debt                                                         675                -
   Repayment of long-term debt                                                       (354)            (109)
                                                                                  -------          -------
         Net cash from financing activities                                         5,674            9,956
                                                                                  -------          -------
Net increase (decrease) in cash                                                    (2,655)           1,523
Cash, beginning of period                                                           3,023              255
                                                                                  -------          -------
Cash, end of period                                                              $    368           $1,778
                                                                                  =======          ========



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

NOTE 2.  GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 1999, and for the nine months then ended, the Company had a net loss and negative working capital which raise substantial doubt about its ability to continue as a going concern. The losses have resulted primarily from an inability to achieve product sales targets due to insufficient working capital, a sharp decline in contract revenue because many OEM customers are experiencing financial difficulties relating to the Asian crisis, and relatively high operating costs in relation to current sales levels. The Company is taking a new strategic direction whereby it will manufacture imaging products under its own name. The Company is in the process of consolidating and restructuring these operations to conform to the new strategic plan. While management believes that these new products will be well received by the market, the Company must continue to obtain additional funds to provide adequate working capital and finance operations. However, no assurance can be given that the financing will be obtained and that the Company will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                          EARNINGS (LOSS)    SHARES    PER-SHARE
                                            (NUMERATOR)   (DENOMINATOR)  AMOUNT
MARCH 31, 1998
   Net income                                  $ 2,971
     Preferred dividends                           (16)
                                               -------
   Basic EPS                                     2,955       11,048     $ 0.27
     Effect of options and warrants                  -          739
     Effective of convertible notes payable                      64
     Effect of convertible preferred stock          16        1,425
                                               -------       ------
   Diluted EPS                                 $ 2,971       13,276     $ 0.22
                                               =======       ======

                                     EARNINGS (LOSS)      SHARES       PER-SHARE
                                       (NUMERATOR)     (DENOMINATOR)     AMOUNT
MARCH 31, 1999
   Net loss                             $  (6,865)
     Preferred dividends                      (16)
                                            ------
   Basic and diluted EPS                $  (6,881)        13,208      $(0.52)
                                            ======        ======

NOTE 4.  INVENTORIES
                                                        MARCH 31,     JUNE 30,
                                                          1999          1998
     Inventories
         Materials and supplies                          $   300         $2,081
         Finished goods                                    2,596          4,206
                                                          ------         ------
                                                          $2,896         $6,287
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

The $4.38 million in funding came from several private investors, one of whom is a director of the Company. In exchange, the Company issued a total of 500,000 shares of the Company's common stock at a price of $2.50 per share and subordinated promissory notes in the amount of $3.13 million. All of the promissory notes bear interest at 16% per year. A portion of the notes, $675,000, mature in two years and are convertible, at the option of each investor, at any time into shares of Company common stock at $2.025 per share (subject to adjustment under certain circumstances). The remaining notes, $2.45 million, mature in one year and are not convertible. On March 30, 1999 the holder of one of these convertible notes exchanged his note in the principal of $950,000 and all accrued interest for 2,000,000 shares of the Company's common stock. The Company also issued warrants to the investors as part of the financing. The warrants authorize the purchase of 490,000 shares of common stock at an exercise price of $2.025 per share. This price is based on the average of the closing bid prices for ITEC's common stock for the five trading days ended September 14, 1998.

NOTE 7. SERIES D AND SERIES E CONVERTIBLE PREFERRED STOCK

As of January 13, 1999, the Company entered into a Securities Purchase Agreement (the "Series D Agreement") with certain investors contemplating a potential funding of up to $2.4 million (the "Series D Funding"). The Series D Funding provided for the private placement by the Company of up to 1,200 units (the "Units"), each Unit consisting of (i) one share of Series D Convertible Preferred Stock (the "Series D Stock") and (ii) 2,000 warrants (the "Series D Warrants" and, collectively, with the Series D Stock, the "Series D Securities") exercisable for shares of Common Stock. Pursuant to the Series D Agreement, the Company has issued and sold or shall sell and issue to the investors the Series D Stock and the Series D Warrants in the following amounts: (i) $1,800,000 of the stated value of the Series D Stock has been issued and sold; and (ii) $600,000 of the stated value of the Series D Stock will be funded on a date after the Company, among other things, (a) provides a written notice to the investors requiring such investors to purchase up to $600,000 of the stated value of the Series D Stock and (b) has an effective registration statement (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC"). The Series D Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series D Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the investor gives to the Company a notice of conversion of Series D Stock; except that all Series D Stock converted prior to February 26, 1999 would be converted at $.50. However, each of the investors has agreed that in no event shall it be permitted to convert any shares of Series D Stock in excess of the number of such shares upon the conversion of which, the sum of (i) the number of shares of Common Stock owned by such investor (other than shares of Common Stock issuable upon conversion of Series D Stock or upon exercise of Series D Warrants) plus (ii) the number of shares of Common Stock issuable upon conversion of such shares of Series D Preferred Stock or exercise of Series D Warrants, would be equal to or exceed 9.999 percent of the number of shares of Common Stock then issued and outstanding, including the shares that would be issuable upon conversion of the Series D Stock or exercise of Series D Warrants held by such investor. Each investor in Series D Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series D Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote; provided, however, that in no event shall a holder be entitled to vote more than 9.999 percent of the number of shares entitled to be voted on any matter. Upon the completion of each tranche of Series D Funding, each of the investors will receive the number of Series D Warrants that directly corresponds with the dollar amount such investor invested in such tranche; the Series D Warrants are immediately exercisable upon issuance at an exercise price of $.875 per share and expire five years after the date of their issuance.

As of February 2, 1999, the Company entered into a Securities Purchase Agreement (the "Series E Agreement") with certain investors (including one of whom is a director of the Company) contemplating a potential funding and exchange of indebtedness of up to $4,655,000 and as of February 18, 1999, the Company has entered into an Exchange Agreement (the "Exchange Agreement") with certain investors contemplating a potential exchange of indebtedness of approximately $1,150,000 (the Series E Agreement and the Exchange Agreement being together the "Series E Funding"). The Series E Funding provides for the private placement by the Company of up to 1,250 units (the "Units"), each Unit consisting of (i) one share of Series E Convertible Preferred Stock (the "Series E Stock") and (ii) 5,000 warrants (the "Series E Warrants" and, collectively, with the Series E Stock, the "Series E Securities") exercisable for shares of Common Stock. Pursuant to the Series E Agreement, the Company issued and sold to the investors the Series E Securities in the following amounts: $3,420,000 in cash and $1,235,000 in exchange and/or cancellation of indebtedness, and pursuant to the Exchange Agreement, the Company contemplates issuing to the investors Series E Securities in exchange and/or cancellation of indebtedness of approximately $1,150,000. All of the investors of the Series E Agreement funded at the time of execution of the Series E Agreement except that two of the investors agreed to purchase the Series E Securities in three tranches which have all been funded. All of the investors of the Exchange Agreement would exchange their indebtedness for Series E Securities within five days of the Company obtaining Shareholder Approval. The Series E Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series E Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the applicable investor gives to the Company notice of conversion of Series E Stock; except that all Series E Stock converted prior to February 26, 1999 would be converted at $.50. Each investor in Series E Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series E Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote. Upon the Series E Funding, each of the investors will receive the number of Series E Warrants that directly corresponds with the dollar amount such investor invested in the Series E Funding, except that Tranche Investors will receive the number of Series E
                                        7

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

OVERVIEW

Imaging Technologies Corporation develops, manufactures, and distributes high-quality digital imaging solutions. The Company produces a wide range of printer and imaging products for use in graphics, printing, and publishing and other niche business and technical markets. Beginning with a core technology in the design and development of Adobe(R) PostScript(R) controllers for non-impact printers and multifunction peripherals, the company has expanded its product offerings to include monochrome and color printers, printer controllers, external print servers, and software to improve the accuracy of color reproduction.

During the past 12 months, ITEC has undertaken a significant realignment of the Company's operations around its core imaging businesses. The Company has shifted its focus away from some of its traditional revenue sources, consolidated facilities, and introduced new products, and has been required to make expenditures to support these changes. The Company's business has been in a transitional phase and there have been important short-term operational and liquidity challenges. Accordingly, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.

Historically, a portion of the Company's income was derived from non-recurring engineering fees and royalty income from a relatively small number of OEM customers. Over the past three years, the Company has experienced shortfalls in income as a result of engineering contracts with OEM manufacturers for products that were never introduced into the market and shipped, or were cancelled by the customer before ITEC completed the deliverables portion of the contract. The timing and amount of income from these customers ultimately depended on sales levels and shipping schedules for the OEM products into which the Company's products were incorporated. The Company had no control over the shipping date or volumes of products shipped by its OEM customers, and there was no assurance that any OEM would continue to ship products that incorporate the Company's technology. Failure of these OEMs to achieve significant sales of products incorporating the Company's technology and fluctuations in the timing and volume of such sales had a materially adverse effect on the Company. These events culminated in a year-end loss from operations in fiscal 1998 and special restructuring charges taken against earnings. The Company has reported losses in the first three fiscal quarters of 1999.

The Company's current strategy is to develop and commercialize its own technology. The Company intends to increase penetration of its current target markets and to continue pursuing clearly defined commercial market opportunities that enable it to leverage its core technologies. The Company has established a number of strategic partnerships with industry leaders, such as Adobe Systems and NEC Electronics for product development, marketing and sales. Through these strategic partnerships, ITEC seeks to obtain specific market knowledge and enhanced understanding of market demands and needs, access to funding for continued product development, product and customer validation, and a channel for market penetration. Independent of the strategic partnerships, the company is also funding internal development and continues to introduce new products and product enhancements for its core markets.

To expedite a turnaround in its earnings, during the third quarter the Company signed an agreement with Pen Interconnect (NASDAQ: PENC) for a manufacturing outsourcing agreement. Pen Interconnect, through its InCirT Technologies contract manufacturing division in Irvine, California, has begun providing high-volume manufacturing, test, and order fulfillment services to ITEC. ITEC's plan is to contract the manufacturing of the company's color and monochrome printers and image management printer controller boards to Pen Interconnect. The goal is to complete the orders in the Company's backlog, expand its product mix, and focus its efforts on technology development without the overhead of a manufacturing center.

To execute successfully its current strategy, the Company also has improved its working capital position. To address the Company's working capital needs, on September 17, 1998, the Company raised an aggregate of $4.38 million through the issuance of shares of its Common Stock and subordinated notes to several private investors. During the third quarter of fiscal 1999, the Company obtained approximately $5.2 million in cash through private placements of its capital stock. The placement involved the issuance of Series D and E Securities with certain accredited and institutional investors. In addition, the company converted approximately $2.0 million of debt into equity. These offerings and conversions have resulted in the issuance of additional shares and warrants. ITEC is using the funds raised for working capital to expand product shipments to meet worldwide customer demand for the Company's printers, image management print controllers, color print servers and color management software.

CORPORATE RESTRUCTURING

Beginning in April 1998, the Company has been implementing a plan to realign the management and create a divisional structure within the organization. ITEC consolidated all of its independent operating subsidiaries under a single financial and operational structure. The Company undertook this restructuring based in part upon its belief that by breaking down the barriers between the subsidiaries and organizing the Company around functions the Company would be able to improve the effectiveness of its established sales channels and to enhance cross-selling opportunities. The Company also believes that this structure will improve the management and commercialization of its technology base.

In addition to the structural realignment, ITEC has been in the process of consolidating its facilities to increase efficiencies and reduce costs.

During the second fiscal quarter of fiscal 1999, the Company disposed of its McMican Corporation memory products manufacturing subsidiary, and in the third quarter sold its Prima International subsidiary, a PC Card and storage products distributor. These moves were part of the ongoing realignment of the Company's operations around its core imaging businesses, focusing on markets and products that produce a higher return on investment.

The consolidation process culminated in April 1999 with the opening of a single facility in San Diego, California. This facility houses all of ITEC's U.S. operations previously located in seven separate complexes in Northern and Southern California. ITEC will initially occupy 45,000 square feet of the 60,000-square-foot building with the option to expand as the Company grows. Consolidating into one facility reduces the amount of space the Company occupies by 35%, representing savings of 45% in lease payments over 1998. ITEC has decreased its staff by 50% worldwide over last year through outsourcing and the elimination of redundant positions. By streamlining operations and locating manufacturing and distribution in one centralized plant, the Company expects to eventually realize annualized savings in excess of $1.5 million, primarily as a result of workforce reductions, decreased factory space requirements, and the elimination of duplicate operations and the outsourcing strategy.

RESULTS OF OPERATIONS

NET REVENUES
Revenues were $3.7 million and $10.8 million for the quarters ended March 31, 1999 and 1998, respectively. Sales of product were $3.2 million and $9.3 million for the quarters ended March 31, 1999 and 1998, respectively. For the nine months ended March 31, 1999 sales of product were $ 14.1 million compared to $
23.8 million for the nine months ended March 31, 1998. The decrease in product sales from 1998 to 1999 was due primarily to a decrease in sales of printer products. Engineering fees were $0.1 million and $1.5 million for the quarters ended March 31, 1999 and 1998, respectively. For the nine months ended March 31, 1999 engineering fees were $ 0.5 million compared to $ 4.5 million for the nine months ended March 31, 1999. The decrease in 1999 compared to 1998 was primarily the result of the Company's change in strategic direction, focusing more on internal product development and sales and less on engineering for third parties. License fees were $0.3 million for the quarter ended March 31, 1999 and the Company did not recognize any license fees during the quarter ended March 31, 1998. For the nine months ended March 31, 1999 license fees were $ 0.5 compared to $ 0.0 million for the nine months ended March 31, 1998.

COST OF PRODUCTS SOLD
Cost of products sold were $2.5 million or 78% of product sales and $6.9 million or 74% of product sales for the quarters ended March 31, 1999 and 1998, respectively. For the nine months ended March 31, 1999 cost of products sold were $9.9 million compared to $17.1 million for the nine months ended March 31, 1998. The percentage increase in 1999 as compared to 1998 was primarily due to end of life product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $2.9 million and $2.5 million for the quarters ended March 31, 1999 and 1998, respectively. For the nine months ended March 31, 1999 selling, general and administrative expenses were $10.2 million compared to $6.8 million for the nine months ended March 31, 1998. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services. The increase in SG&A costs are mainly attributable to in increase in administrative personnel and overhead expenses incurred as part of the acquisitions in Fiscal year 1998.

COST OF ENGINEERING
Engineering costs were $0.2 million and $0.6 million for the quarters ended March 31, 1999 and March 31, 1998. For the nine months ended March 31, 1999 engineering costs were $ 1.0 million compared to $ 1.7 million for the nine months ended March 31, 1998. The increase in costs as a percentage of engineering revenues from 1999 compared to 1998 resulted primarily from the reduction of billable engineering contracts.

LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities. In August 1997, the Company completed a private placement of 500 shares of Series C Convertible Preferred Stock providing aggregate proceeds of $5.0 million. A portion of the shares was converted by the holders and on September 18, 1998, the Company redeemed all 237 outstanding shares of the Series C Convertible Preferred Stock. The Company paid $2.23 million in cash, issued $1.0 million in subordinated promissory notes and warrants to purchase 300,000 shares of Common Stock to the holders of the Series C Convertible Preferred Stock in connection with the redemption.

During the third quarter of fiscal 1999, the Company obtained approximately $5.2 million in cash through the issuance of Series D and E Securities in private placements with certain accredited and institutional investors. The Company is using these funds to increase its working capital, sustain current operations, introduce new products, and support the transition to a new strategic model following the recent completion of a one-year corporate reorganization and restructuring effort.

To the extent the Company receives cash from collections of accounts receivable from its customers, distributors and OEMs, any increase in the amount of international sales is likely to increase accounts receivable balances due to traditionally slower payments by international customers. Any failure of the Company's customers, distributors or OEMs to pay, or any significant delay in the payment of, a material portion of the amounts owing to the Company would have an adverse effect on the Company.

As of March 31, 1999, the Company had a deficit working capital of $4.4 million, a decrease of $4.1 million as compared to June 30, 1998. The decrease is primarily the result of the operating loss and the decrease in accounts receivable and inventories.. The Company's other principal source of liquidity at March 31, 1999, were lines of credit with Imperial Bank aggregating $7 million. Borrowing under these lines of credit at March 31, 1999 totaled $4.6 million. The Company also has a term loan with Imperial Bank, the principal balance of which at March 31, 1999, was $2.2 million. The lines of credit and the term loan bear interest at Imperial Bank's prime rate plus 0.75% per annum. The applicable interest rate at March 31, 1999, was 9.25%. The Company's obligations under the lines of credit and the term loan are secured by all of the Company's accounts receivable, inventories, and other assets. In September 1998, Imperial Bank ceased funding under the lines of credit and notified the Company that it intended to terminate its banking relationship with the Company. After further discussions, on November 4, 1998 the Company and Imperial Bank executed a Forbearance Agreement pursuant to which Imperial Bank has resumed funding to the Company under the lines of credit and the Company has agreed to repay all outstanding indebtedness owed to Imperial Bank. Although the Company is in discussions with several lenders regarding new financing for the Company, there can be no assurance that the Company will secure new financing. The failure of Imperial Bank to continue to provide funding to the Company under the lines of credit or the failure of the Company to secure sufficient new financing to timely repay all indebtedness owed to Imperial Bank would have a material adverse effect on the Company.

Net cash used in operating activities decreased to $5.4. million during the nine months ended March 31, 1999, from $6.3 million during the nine months ended March 31, 1998.

Net cash used in investing activities increased to $3.0 million during the nine months ended March 31, 1999, from $2.1 million during the nine months ended March 31, 1998.

The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared by the Company's Board of Directors (but such dividends may only be paid out of surplus or net profits legally available for the payment thereof), at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at March 31, 1999, was approximately $0.6 million, which amount has not been declared by the Company's Board of Directors.

The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products, the scope and success of the Company's product development efforts, the resources the Company devotes to marketing and selling its products, and other factors. The Company anticipates that its capital requirements will increase in future periods as it continues to develop new products and increases its sales and marketing efforts. The report of the Company's independent auditors accompanying the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. To address the Company's working capital needs, on September 17, 1998, the Company raised an aggregate of $4.38 million through the issuance of shares of its Common Stock and subordinated notes to several private investors. This working capital infusion was followed with private placements in the third quarter of fiscal 1999 that raised approximately $5.2 million in cash through the issuance of Series D and E Securities to certain accredited and institutional investors. During the same period, approximately $2.0 million of debt was converted to equity. These additions and changes to the Company's capital structure have improved ITEC's working capital position and support the company's ability to pursue its current strategy of capitalizing on its technologies.

YEAR 2000 COMPLIANCE
The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has procured a new business system that is year 2000 compliant and plans are to implement the new system for the 2000 fiscal year.

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

The Company has performed an analysis of all of its products manufactured after January 1, 1997 and has determined that all such products are year 2000 compliant. This analysis covered the Company's printer controller technology, laser and dye- sublimation printers, as well as software products and computer and digital camera memory modules. The Company's printers do not currently contain any internal clock devises that monitor or recognize the change of the date and therefore the change of year from 1999 to 2000 should not effect their operation. However, software drivers are used to modify and direct the output and performance of these printers. While these drivers do not generate time-specific codes, they mirror time codes resident in the applicable operating system. In the event a modification is required to a software driver to accommodate year 2000 modifications instituted by a manufacturer of a software package, computer platform or operating system that the Company is currently supporting, the Company currently plans to update that driver free-of-charge and make it available to customers for down-loading from the Internet.

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

Acquisitions involve a number of risks, including: the integration of acquired products and technologies in a timely manner; the integration of businesses and employees with the Company's business; the management of geographically-dispersed operations; adverse effects on the Company's reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly- hired employees; the diversion of management attention; the assumption of unknown liabilities; potential disputes with the sellers of one or more acquired entities; the inability of the Company to maintain customers or goodwill of an acquired business; the need to divest unwanted assets or products; and the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired business could also have a material adverse effect on the reputation of the Company as a whole, and any acquired business could significantly under perform relative to the Company's expectations. The Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. As a result, there can be no assurance that the Company will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with its strategic objectives, which could have a material adverse effect on the Company.

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

COMPONENT AVAILABILITY AND COST; DEPENDENCE ON SINGLE SOURCES
ITEC presently outsources the production of most of its manufactured products through a vendor located in California. This vendor assembles products, utilizing components purchased by the Company from other sources or from its own internal inventory. The terms of supply contracts are negotiated separately in each instance. The Company believes that its present vendor has sufficient capacity to meet projected market demand for the Company's products or that alternate production sources are available without undue disruption. ITEC has not experienced any difficulty over the past several years in engaging contractors or in purchasing components.

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

RELIANCE ON INDIRECT DISTRIBUTION
The Company's products are marketed and sold through an established distribution channel of VARs, manufacturer's representatives, retail vendors, and systems integrators. ITEC has a network of dealers and distributors in the United States and Canada, in the EC and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. ITEC supports its worldwide distribution network and end-user customers through centralized manufacturing, distribution, and repair operations headquartered in San Diego, which serve North and South America, the Pacific Rim and Asia. In addition, ITEC Europe Ltd., located in a suburb of London, manages distribution and service for customers in Europe, Africa and the Middle East. As of March 31, 1999, the Company directly employed 17 individuals involved in marketing and sales activities. The sales and marketing operation is headquartered in ITEC's Silicon Valley offices in Northern California.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about February 2, 1999, American Industries, Inc., Ellison Carl Morgan and entities related to Ellison Carl Morgan (the "Plaintiffs") filed a lawsuit against the Company and certain officers and directors of the Company in the circuit court of the State of Oregon for the county of Multnomah, alleging that the Company and the other defendants violated certain Oregon Securities Laws in connection with the Plaintiffs' investments in the Company, breached the contracts with the Plaintiffs and committed fraud in connection with such contracts. Plaintiffs seek to recover for all of their investments in the Company made between November 14, 1997 and December 10, 1998, which Plaintiffs estimate to be in excess of $5 million. The Company believes the claims are without merit and intend to vigorously defend against them.

Furthermore, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Sales of Unregistered Securities.
As of January 13, 1999, the Company entered into a Securities Purchase Agreement (the "Series D Agreement") with certain investors contemplating a potential funding of up to $2.4 million (the "Series D Funding"). The Series D Funding provided for the private placement by the Company of up to 1,200 units (the "Units"), each Unit consisting of (i) one share of Series D Convertible Preferred Stock (the "Series D Stock") and (ii) 2,000 warrants (the "Series D Warrants" and, collectively, with the Series D Stock, the "Series D Securities") exercisable for shares of Common Stock. Pursuant to the Series D Agreement, the Company has issued and sold or shall sell and issue to the investors the Series D Stock and the Series D Warrants in the following amounts: (i) $1,800,000 of the stated value of the Series D Stock has been issued and sold; and (ii) $600,000 of the stated value of the Series D Stock will be funded on a date after the Company, among other things, (a) provides a written notice to the investors requiring such investors to purchase up to $600,000 of the stated value of the Series D Stock and (b) has an effective registration statement (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC"). The Series D Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series D Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the investor gives to the Company a notice of conversion of Series D Stock; except that all Series D Stock converted prior to February 26, 1999 would be converted at $.50. However, each of the investors has agreed that in no event shall it be permitted to convert any shares of Series D Stock in excess of the number of such shares upon the conversion of which, the sum of (i) the number of shares of Common Stock owned by such investor (other than shares of Common Stock issuable upon conversion of Series D Stock or upon exercise of Series D Warrants) plus (ii) the number of shares of Common Stock issuable upon conversion of such shares of Series D Preferred Stock or exercise of Series D Warrants, would be equal to or exceed 9.999 percent of the number of shares of Common Stock then issued and outstanding, including the shares that would be issuable upon conversion of the Series D Stock or exercise of Series D Warrants held by such investor. Each investor in Series D Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series D Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote; provided, however, that in no event shall a holder be entitled to vote more than 9.999 percent of the number of shares entitled to be voted on any matter. Upon the completion of each tranche of Series D Funding, each of the investors will receive the number of Series D Warrants that directly corresponds with the dollar amount such investor invested in such tranche; the Series D Warrants are immediately exercisable upon issuance at an exercise price of $.875 per share and expire five years after the date of their issuance.

As of February 2, 1999, the Company entered into a Securities Purchase Agreement (the "Series E Agreement") with certain investors (including one of whom is a director of the Company) contemplating a potential funding and exchange of indebtedness of up to $4,655,000 and as of February 18, 1999, the Company has entered into an Exchange Agreement (the "Exchange Agreement") with certain investors contemplating a potential exchange of indebtedness of approximately $1,150,000 (the Series E Agreement and the Exchange Agreement being together the "Series E Funding"). The Series E Funding provides for the private placement by the Company of up to 1,250 units (the "Units"), each Unit consisting of (i) one share of Series E Convertible Preferred Stock (the "Series E Stock") and (ii) 5,000 warrants (the "Series E Warrants" and, collectively, with the Series E Stock, the "Series E Securities") exercisable for shares of Common Stock. Pursuant to the Series E Agreement, the Company issued and sold to the investors the Series E Securities in the following amounts: $3,420,000 in cash and $1,235,000 in exchange and/or cancellation of indebtedness, and pursuant to the Exchange Agreement, the Company contemplates issuing to the investors Series E Securities in exchange and/or cancellation of indebtedness of approximately $1,150,000. All of the investors of the Series E Agreement funded at the time of execution of the Series E Agreement except that two of the investors agreed to purchase the Series E Securities in three tranches which have all been funded. All of the investors of the Exchange Agreement would exchange their indebtedness for Series E Securities within five days of the Company obtaining Shareholder Approval. The Series E Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series E Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the applicable investor gives to the Company notice of conversion of Series E Stock; except that all Series E Stock converted prior to February 26, 1999 would be converted at $.50. Each investor in Series E Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series E Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote. Upon the Series E Funding, each of the investors will receive the number of Series E Warrants that directly corresponds with the dollar amount such investor invested in the Series E Funding, except that Tranche Investors will receive the number of Series E Warrants that directly corresponds with the dollar amount such investor invested in each completed tranche; the Series E Warrants are immediately exercisable upon issuance at an exercise price of $.875 per share and expire five years after their date of issuance.

The offers and sales to the Series D and E investors were made pursuant to a claim of exemption under Section 4(2) of the Securities Act, as amended (the "Securities Act"). The Company did not use any general advertisement or solicitation in connection with the offer or sale of the Series D and E Securities to the Series D and E investors. Each of the Series D and E investors represented and warranted, among other things, that he or it was purchasing the Series D and E Securities, as applicable, for investment purposes and not with a view to distribution and that he or it was an "accredited investor" (as defined in Regulation D promulgated by the SEC). Appropriate legends were affixed to the certificates for each of the Series D and E Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(b) The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared by the Company's Board of Directors (but such dividends may only be paid out of surplus or net profits legally available for the payment thereof), at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at March 31, 1999, was approximately $0.6 million, which amount has not been declared by the Company's Board of Directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


    3.1 Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 12, 1999 as incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    3.2 Certificate Eliminating Reference to Certain Series of Shares of Stock from the Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 12, 1999 as incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    4.1 Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series D Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on January 13, 1999 as incorporated by reference to Exhibit
           3.3 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    4.2 Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series E Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on January 28, 1999 as incorporated by reference to Exhibit
           3.4 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.1 Securities Purchase Agreement, dated as of January 13, 1999, by and among the Company and the applicable parties named therein as incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.2 Registration Rights Agreement, dated as of January 13, 1999, by and among the Company and the applicable parties named therein as incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.3 Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share, dated January 13, 1999, between the Company and each of the applicable parties named in Exhibit 10.3 hereto as incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.4 Securities Purchase Agreement, dated as of February 2, 1999, by and among the Company and the applicable parties named therein as incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.5 Registration Rights Agreement, dated as of February 2, 1999, by and among the Company and the applicable parties named therein as incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.6 Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share, dated February 2, 1999, between the Company and each of the applicable parties named in Exhibit 10.6 hereto as incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.7 Exchange Agreement, dated as of February 18, 1999, by and among the Company and the applicable parties named therein as incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.8 Partial Settlement Agreement, dated March 30, 1999 by and between ITEC and the party listed on the signature page thereto as incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on May 3, 1999.

    10.9 Lease Letter Agreement, dated March 1, 1999, by and among ITEC, Carmel Mountain #8 Associates, L.P. and Carmel Mountain Environmental L.L.C. as incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on May 3, 1999.

    10.10 Standard Industries/Commercial Single-Tenant Lease-Net, dated February 22, 1999 and addendum thereto, dated March 5, 1999, by and between Carmel Mountain #8 Associates, L.P. and ITEC.

    27.1   Financial Data Schedule.

(b) Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K with the SEC on February 26, 1999 in connection with unaudited financial statements as of January 31, 1999.

    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1999

IMAGING TECHNOLOGIES CORPORATION (Registrant)

By: /s/ BRIAN BONAR
--------------------------------
Brian Bonar
Chief Executive Officer
(Principal Executive Officer)

By: /s/ CHRISTOPHER W. MCKEE
--------------------------------
Christopher W. McKee
Vice President of Finance and Operations
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


    3.1 Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 12, 1999 as incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    3.2 Certificate Eliminating Reference to Certain Series of Shares of Stock from the Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 12, 1999 as incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    4.1 Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series D Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on January 13, 1999 as incorporated by reference to Exhibit
           3.3 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    4.2 Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series E Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on January 28, 1999 as incorporated by reference to Exhibit
           3.4 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.1 Securities Purchase Agreement, dated as of January 13, 1999, by and among the Company and the applicable parties named therein as incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.2 Registration Rights Agreement, dated as of January 13, 1999, by and among the Company and the applicable parties named therein as incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.3 Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share, dated January 13, 1999, between the Company and each of the applicable parties named in Exhibit 10.3 hereto as incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.4 Securities Purchase Agreement, dated as of February 2, 1999, by and among the Company and the applicable parties named therein as incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.5 Registration Rights Agreement, dated as of February 2, 1999, by and among the Company and the applicable parties named therein as incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.6 Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share, dated February 2, 1999, between the Company and each of the applicable parties named in Exhibit 10.6 hereto as incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.7 Exchange Agreement, dated as of February 18, 1999, by and among the Company and the applicable parties named therein as incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the period ended December 31, 1998.

    10.8 Partial Settlement Agreement, dated March 30, 1999 by and between ITEC and the party listed on the signature page thereto as incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on May 3, 1999.

    10.9 Lease Letter Agreement, dated March 1, 1999, by and among ITEC, Carmel Mountain #8 Associates, L.P. and Carmel Mountain Environmental L.L.C. as incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on May 3, 1999.

    10.10 Standard Industries/Commercial Single-Tenant Lease-Net, dated February 22, 1999 and addendum thereto, dated March 5, 1999, by and between Carmel Mountain #8 Associates, L.P. and ITEC.

    27.1   Financial Data Schedule.