Form 10-K
period 1999-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 1999-10-14
CIK 725394

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                    XANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                           COMMISSION FILE NO. 0-12641

================================================================================

                                      ITEC

                        IMAGING TECHNOLOGIES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                              33-0021693
(State or Other Jurisdiction of Inco                    (IRS Employer ID No.)

                             15175 Innovation Drive
                           San Diego, California 92128
                                 (858) 613-1300
   (Address of Principal Executive Offices and Registrant's Telephone Number,
                              Including Area Code)

                Securities registered under Section 12(b) of the
                    Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.005 PAR VALUE

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No |_|

At October 11, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,694,266 based on the last trade price as reported by The Nasdaq SmallCap(R) Market. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At October 11, 1999, there were 43,823,672 shares of the registrant's Common Stock, $0.005 par value, issued and outstanding.

Information required by Part III of this Form 10-K is incorporated therein by reference to the Company's definitive Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed pursuant toRegulation 14A or to an amendment to the Form 10-K within 120 days after June 30, 1999.

FORWARD LOOKInG STATEMENTS

================================================================================
In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgement on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risks and Uncertainties." References in this Annual Report on Form 10-K to "ITEC" and the "Company" are to Imaging Technologies Corporation and its wholly-owned direct and indirect subsidiaries, Personal Computer Products, Incorporated, a California corporation (PCPI), NewGen Imaging Systems, Incorporated, a California corporation (NewGen), Color Solutions, Inc, a California corporation (CSI), ITEC Europe, Ltd., formed under the laws of the United Kingdom, (ITEC Europe), AMT Accel UK Ltd., formed under the laws of the United Kingdom (AMT) and DealSeekers.com, Incorporated, a Delaware corporation (DealSeekers.com).

PART I

================================================================================
ITEM 1.

BUSINESS
--------

Imaging Technologies Corporation ("ITEC") develops, manufactures, and distributes high-quality digital imaging solutions. The Company produces a wide range of printer and imaging products for use in graphics, publishing, and other business and technical markets. In the 1980's, ITEC began the development of core technologies related to the design and development of controllers for non-impact printers. During the past few years, the Company has expanded its product offerings to include monochrome and color printers, external print servers, multifunction peripheral devices, such as copiers, scanners, and facsimile machines, and software to improve the accuracy of color reproduction.


ITEC manufactures advanced digital color and monochrome output devices for a number of specialized publishing applications, including electronic pre-press, graphic design, on-demand printing, and business and technical office markets. The Company's new generation of products incorporate advanced printer and imaging controller technologies to produce faster, output of enhanced images at competitive prices. All of ITEC's color laser printers, and digital proofing systems that incorporate the Company's proprietary ColorBlind(R) Color Management software.

ITEC's ColorBlind Color Management software is a suite of applications, utilities and tools designed to create, edit, and apply industry standard International Color Consortium ("ICC") profiles that produce accurate color rendering across a wide range of peripheral devices. The moniker "ColorBlind Aware" is growing to be recognized as an industry standard for color accuracy as manufacturers integrate ColorBlind's Color Management resources into their product designs.

The Company benefits from technology alliances with industry leaders such as Adobe Systems Inc. ("Adobe") and NEC Electronics, to develop embedded printer controller and digital imaging technology. As one of only a handful of authorized Adobe PostScript(R) Development Partners, ITEC produces printer controllers that provide performance advantages for its OEM customers in a modular form. ITEC's customers also benefit by outsourcing their engineering development and manufacturing to ITEC, thus achieving faster time-to-market.

Imaging Technologies Corporation (NASDAQ: ITEC) was incorporated in March, 1982 under the laws of the State of California, and reincorporated in May, 1983 under the laws of the State of Delaware. The Company's principal executive offices are located at 15175 Innovation Drive, San Diego, CA 92128. The Company's main phone number is (858) 613- 1300.

MARKET OVERVIEW
---------------

ITEC's principal markets encompass desktop digital imaging and printing. The Company's primary market segments include image management to control the function of printers and/or digital copiers, and digital printers and proofing devices that take an image to the plate making stage prior to lithographic reproduction. Color integrity is an important underlying requirement in the imaging process. The widespread use of color applications at the desktop, demand for higher quality color reproduction, expanded use of the internet for document dissemination, growth of office networks, and the increased acceptance and use of digital photography are some of the factors that influence these markets.

The desktop color laser printer market is a rapidly-growing segment of the computer printing industry. International Data Corporation ("IDC") estimates shipments of desktop color laser printers will grow at a compound annual rate of 56% through the year 2002. ITEC believes this is largely due to increased user education on the benefits of color in office documents and the availability of higher-quality, easy-to-use, lower-priced desktop color laser printers. IDC estimates that, by 2002, desktopcolor laser printer shipments will increase to 91% of the total printer market (projected to reach 22 million units in the United States).

Changes in the technology of document creation, management, production, and transmittal have been transforming the imaging market. The growth of networks, the increased availability and dissemination of documents on the internet, and the rapid adoption of color at the desktop have significantly changed printing and document management. In the last few years, the market has been reshaped from one dominated by dedicated printers and scanners at the workstation, to an emphasis on document workflow using network-shared imaging products than enable remote document delivery and distribution. "Print-and-Distribute" has given way to "Distribute-and-Print".

Imaging professionals have been forced to deal with ever more complex documents that must be distributed throughout the business enterprise. Powerful authoring applications enable the creation of documents, the components of which originate from multiple locations around the world. Adobe Systems' Acrobat(R) Portable Document Format (PDF(R)) and PostScript printing technologies have become more important elements in the document imaging workflow due to their ability to improve the efficiency of digital master document transmission and the reliability of printing at remote locations. As large corporations master the challenges of image and document management, the resulting solutions are expected to migrate to small business and the home office.

ITEC is working to deliver solutions that meet the current and future demands of the imaging market: increased internet usage, better print quality, faster printed output, easier and more consistent color rendering, and reduced dependence on device-specific applications. Imaging productivity is expected to drive ITEC's markets as customers shift from the print and distribute mode to an on-demand global distribute and print environment.

BUSINESS STRATEGY
-----------------

The Company's objective is to be a global market leader in digital imaging by delivering higher-quality, easy-to-use products and technology. ITEC is focused on the continued development and manufacturing of advanced integrated digital imaging solutions. The Company's principal target markets include: (1) embedded printer controller technology for non-impact printers (laser, copier, duplicator and ink jet); (2) digital print controllers and print servers for printing-on-demand; (3) specialized printers and digital proofing devices for graphics and publishing, and a number of niche business applications; and (4) color management software products.

PRINTER CONTROLLER PRODUCTS
---------------------------

ITEC's core competence is in the design, development, and integration of digital printing controller technology. A printer controller manages the intelligent functions of a modern laser or other non-impact printer. The controller is a powerful image management microcomputer that directs the output functions of the printer, including the layout, form, font, and function of the printed image. ITEC develops and manufactures embedded imaging controllers for original equipment manufacturers (OEMs). The Company's customers benefit by outsourcing their engineering development and manufacturing, thus achieving faster time-to-market. In an age of rapid and persistent technology change, the ability to achieve faster time-to-market is critical to product success.

ITEC has established relationships with leading printer manufacturers and marketers throughout the world and with Adobe Systems, Inc. As one of only three independent authorized Adobe PostScript Development Partners, ITEC has the ability to embed the core technology of PostScript into every image management product. Adobe PostScript is the most widely accepted printing and imaging technology for retail printing service companies, corporations, publishers, and government agencies. Of all commercial publications printed, 75% are imaged on PostScript devices. These include monochrome and color printers, imagesetters and plate making devices, and direct digital printing systems.

The newest release, Adobe PostScript 3(TM), broadens the PostScript standard beyond its use as a page description language into a fully optimized printing system that addresses a broad range of new requirements. By incorporating PostScript technology, ITEC's controllers deliver advanced features and a universal operating environment for digital documents.

ITEC produces a range of integrated controller solutions for printers and multifunction peripherals. The Company's new embedded imaging controllers are sold to OEM customers for integration into digital color and monochrome printers. ITEC's ImageScript(TM) controller accommodates a wide range of new printer designs. Features include: true Adobe PostScript 3 compatibility, a powerful reduced-instruction-set-computer ("RISC") processor, image enhancement co-processors, and printing resolution up to 1200 dots-per-inch ("dpi"). The modular architecture of ITEC controllers allows OEM customers to select from a range of options including processor speed, color management, resolution and communication/networking connectivity.

DIGITAL PRINT CONTROLLERS; PRINTING-ON-DEMAND
---------------------------------------------

Digital color copiers and powerful external controllers comprise the foundation for the print-on-demand movement. Modern digital copy machines bypass the desktop printer in the digital workflow and go directly to reproducing quantities of collated and bound documents. This market fits ITEC's technical strengths in embedded print controllers and color management technology.

For the monochrome digital duplicator market, ITEC produces an Adobe PostScript 3 raster image processing ("RIP") controller. Unlike a copier, a digital duplicator creates a print master that is placed on a drum within the unit. The drum then transfers the image to the paper as with traditional lithography. Digital duplicators are used for short run printing and provide significant cost savings over conventional copy machines. Primary users of digital duplicators include quick-print shops, churches, schools, and government offices. ITEC's digital duplicator controller has a universal architecture that allows it to manage the output functions of a wide range of duplicator products produced by most major manufacturers.

DIGITAL PRINTERS
----------------

ITEC's new printer product line features network compatibility and Adobe PostScript 3 technology. The products provide higher performance, enhanced image quality, and advanced page processing. Under the ITEC brand, the Company sells a range of products in both monochrome and color. The Company's product strategy is to produce value-added printers that meet the more exacting requirements of specialized segments of the market.

The LaserImage(TM) 1100, with Adobe PostScript 3 features 20 page-per-minute outputs at a print resolution of 1200x1200 dpi. The Company's image enhancement technology delivers outstanding quality and page processing enhancements. Additional features add flexibility and convenience, including: expandable paper trays, page size support up to ledger/A3; and duplexing (2-sided printing). The LaserImage(TM) 1100 is provided as a solution for general office, finance, marketing, and desktop publishing.

The LaserImage 1200 series of laser printers are designed to quickly produce full-bleed proofs for pre-press and graphic arts applications. These printers are a workgroup solution for printing complex documents or high volume printing. The 1200 series printers feature Adobe PostScript 3 with a RISC-based controller designed and engineered by ITEC. Models are available in a number of configurations that provide network connectivity.

The Company's new ColorImage(R) 2500 combines ITEC's award-winning ColorBlind Matchbox color management system with Adobe PostScript 3. ITEC's custom designed controller technology is built around the ultra-fast 64-bit 167 MHz NEC Vr4310 RISC processor to provide the performance necessary for complex color pages. The 2500 model features: up to 1200 x 1200 dpi resolution, a powerful RISC processor, a special image enhancement co-processor, and a precision toning system to deliver crisp, high quality, color-correct images. Print speed is 4 color pages per minute and 16 monochrome pages per minute.

The ITEC ColorImage 6000 Digital Color Proofing System meets the needs of print production users, graphic artists, photography studios, and pre-press departments. A 6-color inkjet print engine delivers a wide color spectrum to ensure smooth gradations and highlights. The 6000 model is delivered with the Company's award-winning ColorBlind color management software and a powerful external 333 MHz, Windows NT server/controller for simultaneous spooling, processing, and printing.

COLOR MANAGEMENT
----------------

Color reproduction is one of the largest single challenges facing the imaging industry. Customers demand systems that are easy to use, predictable and consistent. The problems associated with color reproduction relate to "color space." The color space for printed materials is different from the color space for devices such as cameras, scanners and computer monitors. A color management system is needed so users can convert their files for use with different devices. The varying characteristics of each device are captured in a device profile. The ICC has established a standard for the format for these profiles.

ITEC's ColorBlind(R) Color Management software is a suite of applications, utilities, and tools that allow users to precisely create ICC profiles for each device in the color workflow including scanners, monitors, digital cameras, printers, and other specialized digital color input and output devices. Once profiled, ColorBlind balances these profiles to produce accurate, consistent, and reliable color rendering from input to output.

ColorBlind ProveIt! allows a user to calibrate and build an ICC Profile of a monitor visually or with the use of an instrument. This System provides the capability of calibrating Monitors over the Network or Internet to assure accurate and consistent color viewing.

ColorBlind MatchBox is an all in one color matching system. MatchBox provides all the tools to match from scan to print automatically including ICC profiling software, measuring instrument, software for fine tuning and an enabled utility for precise spot calibration.

ColorBlind ColorMatic creates custom quality profiles for image capture, display and output devices. ColorMatic creates profiles for scanners and digital cameras with its own custom target that is designed for ease of use.

ColorBlind CheckMate is a system designed for OEM's that automatically provides monitor to printer color matching. CheckMate allows the user to view the true colors of an image prior to it being printed.

ColorBlind Professional is an ICC profiling application on all color devices for color professionals. It includes adjustment tools for printer black generation (UCR, GCR, etc.), highlight and shadow clipping and limiting, variable amounts of color measurements up to 1400 patches, Hi-Fi profiling, and utilities for fine tuning profiles and matching spot and Pantone colors.

ColorBlind Edit/Edit Server is a professional profile editing application. It allows the user to fine-tune any ICC profile with a full range of editing tools such as Tone, Tone in Gray, Brightness/Contrast/Saturation, Global Color Correction, Selective Color Correction and Gradation. It includes a batch processing module (Edit Server) for applying profiles or attaching profiles to images in a batch mode either on the host, or across a network.

ColorBlind Parachute is a Postscript ICC color server application. It allows the user to build print queues for digital proofing and multiple printer matching. Parachute applies ICC profiles to any color element in a Postscript file, then creates a new color-correct Postscript file and automatically sends it to the desired printer, to create a fully-automated ICC-compatible Postscript workflow.

"ColorBlind Aware" is being recognized as an industry standard for color accuracy, as printer, scanner, and monitor manufacturers integrate ColorBlind's Color Management into product designs. ColorBlind is sold as a standalone application or licensed by OEM's for resale bundled with peripherals.

OPERATIONS
----------

INTERNATIONAL
-------------

The Company intends to pursue international markets as avenues for growth. ITEC Europe provides both sales and support functions to customers within the UK, European Community (EC) and Eastern European Block for ITEC's printer and imaging products. The Company expects export sales to continue to represent a portion of its sales. For the years ended June 30, 1999, 1998, and 1997,
international   sales   represented   16%,  56%,  and  57%  of  total  revenues,
respectively.

International sales and operations, however, are subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company.

CONSOLIDATED OPERATIONS AND COMPANY HEADQUARTERS
------------------------------------------------

During  fiscal  1999,  the  Company  has  worked  at  consolidating   staff  and
facilities. Staff consolidation resulted in a 23% decrease in staff worldwide due to outsourcing and the elimination of redundant positions.

The Company consolidated its corporate headquarters facility, which houses all of ITEC's U.S. operations previously located in seven separate locations in Northern and Southern California. The Company occupies 45,000 square feet of a 60,000 square foot building, with an option to expand. Consolidating to a single facility has reduced the amount of space the Company occupies by 35%. Assuming the Company can sublease some of its existing space, it will benefit from additional savings in lease payments. The Company's headquarters facilities house all of the Company's engineering, sales and marketing, customer support, accounting, production, and warehousing departments.

INTERNET OPERATIONS
-------------------

The Company launched an E-Commerce web site designed to offer computer and imaging hardware, software, and consumables. DEALSEEKERS.COM is an interactive internet catalog showroom featuring thousands of computer and digital imaging products. The internet address is www.dealseekers.com.

ITEC developed the site to create new channels for a growing family of products. The site was developed internally and management is exploring strategic partnering relationships to further enhance the value of the division. The Company plans to use DealSeekers.com as a tool to promote and build its dealer network and expand distribution of the Company's digital imaging and software products.

ITEC's board of directors approved a private placement for investment in the company's DealSeekers.com web site. The Company believes there is a substantial opportunity to transform DealSeekers.com into a brand name shopping site that will provide retail consumers and businesses with the ability to quickly source computer products, evaluate value alternatives and securely execute a transaction. The company formed a dedicated board of directors to oversee the continued development of DealSeekers.com and will look at additional funding, including the possibility of an initial public offering during 2000.

During fiscal 1999, ITEC launched an additional web site, COLOR.COM, as a resource center to provide information on the highest quality correct color. This new site allows consumers to purchase ITEC products including ColorBlind software. Another, unique software product offered by ITEC is ProveIt!, which provides internet users the ability to view and print colorimages correctly across the Web. The new ITEC web site also serves as a resource center for color imaging, with information including white papers on color imaging and management, links to color consultants and experts, and products. The internet address is www.color.com.

SALE OF THE COMPANY'S MEMORY PRODUCTS BUSINESS
----------------------------------------------

During fiscal 1999, ITEC sold its memory business operations, which consisted of Prima International and McMican Memory. Prima International, a distributor of memory modules, was acquired by PCPI Technologies in 1993. McMican is a manufacturer of digital memory products for data storage and exchange between digital cameras and imaging systems and was acquired by ITEC 1998. The businesses sold and/or discontinued were characterized by low margins and price instability, which were incompatible with the strategic direction of the Company.

MARKETING AND DISTRIBUTION CHANNELS
-----------------------------------

ITEC's products are marketed and sold through an established distribution channel of value-added resellers (VARS), manufacturer's representatives, retail vendors, and systems integrators. ITEC has a network of dealers and distributors in the United States, Canada, and Europe. The Company is expanding with additional resellers in Africa, Asia, the Middle East, Latin America, and Australia.

ITEC supports its worldwide distribution network and end-user customers through centralized manufacturing, distribution, and repair operations. The Company's San Diego headquarters serve distribution in North America, South America, the Pacific Rim, and Asia. ITEC Europe, located in a suburb of London, manages distribution and services for customers in Europe, Africa, and the Middle East.

MANUFACTURING, PRODUCTION, AND SOURCES OF SUPPLY
------------------------------------------------

During fiscal 1999, ITEC formed a strategic relationship to outsource the majority of its manufacturing. This arrangement gives ITEC the latitude to expand its business base without the cash drain of maintaining a state-of-the-art- manufacturing center. The Company's primary manufacturing and product fulfillment is outsourced to Pen Interconnect's ISO9000 manufacturing facility "InCirT Technologies" division in Irvine, California. InCirT Technologies manufactures and fulfills orders for the Company's software, color and monochrome printers, and controller products. InCirT performs multi-step quality control testing prior to shipping products; and packages and ships products to ITEC customers.

In addition to buying such items as printed circuit boards and other components from outside vendors, ITEC purchases and/or licenses software programs, including operating systems and intellectual property modules (pre-written software code to execute a specifically defined operation). ITEC purchases these products from vendors who have licenses to sell such software to the Company from the originators of such software. The Company has, from time to time, directly licensed system software that is either embedded or otherwise incorporated in certain ITEC products.

RESEARCH AND  DEVELOPMENT
-------------------------

The Company monitors new technology developments and coordinates with suppliers, distributors and dealers to enhance existing products and lower costs. Advances in technology require investment to maintain the Company's market position.

COMPETITION
-----------

The markets for the Company's products are highly competitive and rapidly changing. The Company's ability to compete in its markets depends on a number of factors, including the success and timing of product introductions, selling prices, product performance, product distribution, marketing ability, and customer support. A key element of the Company's strategy is to provide competitively-priced, quality products. The Company has reduced prices on certain of its products in the past and will likely continue to do so in the future. See "Risks and Uncertainties--Short Product Lives and Technological Change."

INTELLECTUAL  PROPERTY
----------------------

ITEC's software products, hardware designs, and circuit layouts are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by the Company's software, hardware designs or the integration of the two. The Company protects its software source code as trade secrets and makes its Company proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. The Company currently holds no patents. Computer and printer imaging technology is a rapidly changing business environment. Consequently, the Company believes the effectiveness of patents, trade secrets, and copyright protection are less important in influencing long term success than the experience of the Company's technical team, contractual relationships, and a continuous focus on technical advancement.

The Company has obtained U.S. registration for several of its trade names or trademarks, including PCPI, NewGen, ColorBlind, LaserImage, ColorImage, ImageScript, ImageFont, and ImageNet. These trade names are used to distinguish the Company's products in the marketplace. Pending trademarks for which registration is currently being sought include NewGen, Xtinguisher, and DealSeekers.

PERSONNEL
---------

ITEC employed a total of 93 individuals worldwide as of June 30, 1999. Of this number, 30 are involved in sales, marketing, corporate administration and finance, 55 are in engineering, research and development, and technical support. Of that number, ITEC's European Headquarters employed 8 individuals. None of ITEC's employees are represented by any union.

RISKS AND UNCERTAINTIES
-----------------------

CAPITAL REQUIREMENTS
--------------------

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

ITEC's ability to continue operations will depend on positive cash flow, if any, from future operations and on the Company's ability to raise additional funds through equity or debt financing. The Company could be required to cut back or stop operations if it is unable to raise or obtain needed funding.

As of June 30, 1999, the Company had accumulated losses of approximately $59.1 million. Management anticipates incurring additional losses until the Company can successfully market and distribute its products and develop new technologies and commercially viable future products. If it is unable to do so, ITEC will continue to have losses and might not be able to continue operations.

The report of the Company's independent accountants on the consolidated financial statements contains an explanatory paragraph regarding ITEC's ability to continue as an ongoing business. The independent accountants cited a significant decline in working capital and net worth that has raised substantial doubt as to the Company's ability to continue as an ongoing business. The "going concern" qualification may reduce the Company's ability to obtain necessary financing in the future to run its business.

APPOINTMENT OF OPERATIONAL RECEIVER
-----------------------------------

On August 20, 1999, at the request of Imperial Bank, the primary lender to the Company, the Superior Court, San Diego appointed an operational receiver for the Company. On August 23, 1999, the operational receiver took control of the day-to-day operations of the Company. To date, through further equity infusion into the Company, primarily in the form of the exercise of warrants to purchase the common stock of the Company, operations have continued. Without additional funding, sufficient to satisfy Imperial Bank and the other creditors of the Company, as well as providing working capital for the Company, there can be no assurances that such operations can continue. The Company continues to actively work with entities capable of providing such funding. If such funding is not obtained, the Company will need to reduce or suspend operations.

FLUCTUATION OF QUARTERLY PERFORMANCE
------------------------------------

The Company's quarterly operating results tend to fluctuate depending on a number of factors. These include: (1) the timing of product announcements and introductions of products by the Company and its competitors; (2) availability and cost of components; (3) timing of shipments of the Company's products; (4) product mix; (5) market acceptance of new products;
(6) seasonality; (7) currency fluctuations; (8) changes in prices by the Company and its competitors; and (9) price protection for selling price reductions offered to distributors and OEM customers. Accordingly, the timing of expenditures for staffing and related support costs, advertising, trade show attendance, promotion, research and development expenditures, and, changes in general economic conditions impact quarterly performance. Any one of these factors could have a material adverse effect on the Company's results of operations.

The Company may experience significant quarterly fluctuations in total revenues as well as operating expenses with respect to future new product introductions. In addition, the Company's component purchases, production, and spending levels are based upon forecast demand for the Company's products. Accordingly, any inaccuracy in forecasting could adversely affect the Company's financial condition and results of operations. Demand for the Company's products could be adversely affected by a slowdown in the overall demand for computer systems, printer products, or digitally printed images. The Company's failure to complete shipments during a quarter could have a material adverse effect on the Company's results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period.

COMPETITIVE INDUSTRY
--------------------

The markets for the Company's products are highly competitive and tend to change rapidly. Some of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's ability to compete in its markets depends on a number of factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, selling prices, product performance, product distribution, marketing ability, and customer support. A key element of the Company's strategy is to provide competitively priced, quality products. There can be no assurance that the Company's products will continue to be competitively priced. The Company has reduced prices on certain of its products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in product costs, will affect gross margins and may adversely affect the Company's financial condition and results of operations.

The success of the Company will depend on its ability to market current products, including digital printers and hardware and software products used in digital imaging, and to rapidly introduce and market additional products. The Company does not have control over the demand for digital imaging products, including the preferences of users and the capability of personal computers to run the Company's digital imaging software and hardware products and to use ITEC printers. There can be no assurance that the products introduced by the Company will achieve acceptance, or that other digital imaging products companies will not develop and market products which render ITEC products obsolete or less competitive. Failure to obtain significant customer satisfaction or market share for ITEC products will significantly and negatively affect the Company's revenues. Also see "Short Product Lives and Technological Change."

SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE
--------------------------------------------

The markets for the Company's products are characterized by rapidly evolving technology, frequent new product introductions, and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. The Company's future success will depend on its ability to continue to develop and manufacture competitive products and achieve cost reductions for its existing products.

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

DEVELOPING MARKETS AND APPLICATIONS
----------------------------------

The markets for the Company's products are relatively new and are still developing. The Company believes that there has been growing market acceptance for color printers and related technologies and supplies. There can be no assurance, however, that such markets will continue to grow. Other technologies are constantly evolving and improving. There can be no assurance that products based on these other technologies will not have a material adverse effect on the demand for the Company's products.

The success of ITEC products in the marketplace depends on many factors, including product performance, price, ease of use, support of industry standards, and customer support and service. There can be no assurance that the Company will be able to compete successfully given these factors. Competitors may develop products comparable or superior to those of the Company and may adapt more quickly than ITEC to new technologies, evolving industry trends, and customer requirements. Therefore, the Company may have to spend more money to effectively compete for market share, including funds to expand its infrastructure, which is a capital- and time-intensive process. In addition, if other companies aggressively compete against ITEC, the Company may have to spend more money on advertising, promotion, trade shows, product development, marketing and overhead expenses, hiring and retaining personnel, and developing new technologies. These higher expenses may have a negative effect on net income and profits.

The development of sophisticated digital imaging products is a lengthy and intensive process and is subject to unforeseen risks, delays, problems and costs. Unanticipated technical or other problems may occur which would result in delays in our development program. If we fail to complete development of new products or enhance existing products, we could suffer complete loss of the funds committed by us to those products or enhancements. The losses could be substantial.

DEPENDENCE ON ADOBE RELATIONSHIP
--------------------------------

The Company's relationship with Adobe as an authorized "Co-development Partner" to implement the inclusion of Adobe's PostScript language on printer controllers and in software products is an integral part of its business strategy. There can be no assurance that this relationship will be successful or that it will remain in force for some time to come. Loss of the Adobe relationship could have a substantial negative effect on future revenues.

DEPENDENCE UPON SUPPLIERS
-------------------------

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

The Company presently out-sources the production of most of its manufactured products through one vendor located in California. This vendor assembles products, using components purchased by the Company from other sources or from its own inventory. If this manufacturer does not have sufficient capacity to meet projected market demand for ITEC products, production will stop and replacement of the manufacturer could take several months and cause substantial disruption to Company operations.

While most components are available locally from multiple vendors, certain components used in the Company's products are only available from single sources. Although alternate suppliers are available for many of these components, the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement some components could take several months and cause substantial disruption to the Company's operations. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company.

ACQUISITIONS
------------

In order to grow its business, the Company may continue to acquire businesses that it believes are complementary. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms, integrate their operations and technology successfully with those of the Company, retain existing customers, and maintain the goodwill of the acquired business. There can be no assurance that the Company will be able to identify suitable acquisition candidates, acquire any such candidates on acceptable terms, integrate their operations or technology successfully, retain customers, or maintain the goodwill of the acquired business. Moreover, in pursuing acquisition opportunities, the Company may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. If the Company is unable to manage internal or acquisition-based growth effectively, the Company will be materially and adversely affected.

Acquisitions involve a number of risks, including: (1) the integration of acquired products and technologies in a timely manner; (2) the integration of businesses and employees with the Company's business; (3) the management of geographically- dispersed operations; (4) adverse effects on the Company's reported operating results from acquisition-related charges and amortization of goodwill; (5) potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; (6) the diversion of management attention; (7) the assumption of unknown liabilities; (8) potential disputes with the sellers of one or more acquired entities; (9) the inability of the Company to maintain customers or goodwill of an acquired business; (10) the need to divest unwanted assets or products; and (11) the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired business could also have a material adverse effect on the reputation of the Company as a whole, and any acquired business could significantly under perform relative to the Company's expectations. The Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. As a result, there can be no assurance that the Company will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with its strategic objectives, which could have a material adverse effect on the Company.

Due to all of the foregoing, the Company's execution of an acquisition strategy or any individual completed or future acquisition may have a material adverse effect on the Company. In addition, if the Company issues equity securities as consideration for any future acquisitions, existing stockholders will experience further ownership dilution and such equity securities could have rights, preferences, privileges, or other rights superior to those of the Common Stock. See "Future Capital Needs," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL
---------------------------

The success of the Company is dependent, in part, on its ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and the inability to attract additional key employees or the loss of one or more key employees could adversely affect the Company. There can be no assurance that the Company will retain its key personnel.

COMPONENT AVAILABILITY AND COST; DEPENDENCE ON SINGLE SOURCES OF SUPPLY
-----------------------------------------------------------------------

ITEC presently out-sources the manufacturing and production of most of its manufactured products to InCirT Technologies ("InCirT"). InCirT utilizes components that it purchases from other sources or from its own internal inventory; and assembles and packages ITEC products. The terms of supply contracts are negotiated separately in each instance. The Company believes that this vendor has sufficient capacity to meet projected market demand for the Company's products or that alternate production sources are available without undue disruption. ITEC has not experienced any difficulty over the past several years in engaging contractors or in purchasing components. InCirT will perform multi-step quality control testing prior to shipping the Company's products into the Company's distribution channels.

In addition to buying such items as printed circuit boards and other components from outside vendors, ITEC purchases and/or licenses software programs, including operating systems and intellectual property modules (pre-written software code to execute a specifically defined operation). ITEC purchases these products from vendors who have licenses to sell such software to the Company from the originators of such software, and has, from time to time, directly licensed system software that is either embedded or otherwise incorporated in certain ITEC products.

While most components are available locally from multiple vendors, certain components used in the Company's products are only available from single sources. Although alternate suppliers are readily available for many of these components, for some selected components, the process of qualifying replacement suppliers, replacing tooling, or ordering and receiving replacement components could take several months and cause substantial disruption to the Company's operations. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company.

POTENTIAL  CHALLENGE TO PRODUCTS OR  INTELLECTUAL  PROPERTY RIGHTS
------------------------------------------------------------------

The Company's software products, hardware designs, and circuit layouts are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by the Company's software, hardware designs or the integration of the two. The Company protects its software source code as trade secrets and makes its Company proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. In many product hardware designs, the Company develops ASICs, which encapsulate proprietary technology and are installed on the circuit board. This can serve to significantly reduce the risk of duplication by competitors, but in no way ensures the complete lack of potential for a competitor to replicate a feature or the benefit in a similar product. The Company currently holds no patents. Because computer and printer imaging technology is such a rapidly changing business environment, the Company believes the effectiveness of patents, trade secrets, and copyright protection are less important in influencing long term success than the experience of the Company's technical team, contractual relationships, and a continuous focus on technical advancement.

The Company has obtained U.S. registration for several of its trade names or trademarks, including PCPI, NewGen, ColorBlind, LaserImage, ColorImage, ImageScript, ImageFont, and ImageNet. These trade names are used to distinguish the Company's products in the marketplace. Pending trademarks for which registration is currently being sought include NewGen, Xtinguisher, and DealSeekers.

From time-to-time, certain competitors have asserted patent rights relevant to the Company's business. The Company expects that this will continue. The Company carefully evaluates each assertion relating to its products. If the Company is not successful in establishing that asserted rights have not been violated, the Company could be prohibited from marketing the products that incorporate such technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against the Company. If the Company's products should be found to infringe upon the intellectual property rights of others, the Company could be enjoined from further infringement and be liable for any damages. The Company relies on a combination of trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. There can be no assurance, however, that the measures adopted by the Company for the protection of its intellectual property will be adequate to protect its interests, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

INTERNATIONAL  OPERATIONS
-------------------------

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

DEPENDENCE ON  EXPORT  SALES
----------------------------

The Company  intends to pursue  international  markets  for growth.  The Company expects export sales to continue to represent a portion of its sales. International sales and operations are subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, and collecting accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. As the Company continues to expand its international business, there can be no assurance that these factors will not have an adverse effect on the Company.

RELIANCE UPON INDIRECT,  INDEPENDENT DISTRIBUTION  CHANNELS
-----------------------------------------------------------

ITEC products are marketed and sold through established relationships with original equipment manufacturers ("OEM"), distributors, value-added resellers, manufacturers' representatives, retail vendors, and systems integrators. The Company has a network of dealers and distributors in the United States, Canada, and Europe. Additionally, the Company has a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia, which we support through centralized manufacturing, distribution and repair operations in San Diego and London. The sales of the Company's products are principally made through distributors who may carry competing product lines. These distributors could reduce or discontinue sales of ITEC products, and they may not devote the resources necessary to provide effective sales and marketing support, which could materially and adversely affect the Company's sales. The Company believes that its future growth and success will continue to depend in large part upon its distribution channels

The Company is dependent upon the continued viability and financial stability of its distributors, many of which are small organizations with limited capital who are substantially dependent on general economic conditions and specific factors affecting digital imaging markets. ITEC's business could be materially adversely affected if its distributors fail to pay amounts to the Company that exceed reserves that have been established. To expand its distribution channels, the Company has entered into select OEM arrangements that allow it to address specific market segments or geographic areas. In order to prevent inventory write-downs, to the extent that OEM customers do not purchase products as anticipated the Company may need to convert such products to make them salable to other customers.

IMPACT OF ASIAN FINANCIAL  CRISIS
---------------------------------

The financial crisis in Asia resulted in the cancellation of orders and substantial losses, and ITEC's other international operations and export sales may be effected by future trends and foreign restrictions.

The Company conducts business globally and intends to continue its pursuit of international markets. In the past, the Company experienced contract cancellations and write-offs of significant accounts receivable related to the economic crisis in Asia. There can be no assurance that the Company's overall financial performance will not be further negatively affected by this situation.

VOLATILITY OF STOCK PRICE
-------------------------

The market price of the Company's Common Stock has historically fluctuated significantly. The Company believes that a number of factors could cause further significant fluctuations in the price of the Company's Common Stock. These factors include: (1) general stock market trends; (2) announcements of developments related to the Company's business; (3) fluctuations in the Company's operating results; (4) general conditions in the computer peripheral market and the markets served by the Company or in the worldwide economy; (5) a shortfall in revenue or earnings from securities analysts' expectations; (6) announcements of technological innovations or new products or enhancements by the Company or its competitors;
(7) developments in patents or other intellectual property rights; and (8) developments in the Company's relationships with its customers and suppliers.

In recent years, the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations that are unrelated to the Company's operating performance.

DILUTION OF  STOCKHOLDER  INTERESTS
-----------------------------------

The issuance of the Company's reserved shares would dilute the equity interest of existing stockholders and could have a significant adverse effect on the market price of ITEC common stock. As of October 11, 1999, the Company had 41,583,418 shares of common stock reserved for possible future issuances upon, among other things, conversion of preferred stock and exercise of outstanding options and warrants.

The Company expects to seek additional financing, which would result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of the Company's capital stock. Additional issuances of capital stock would result in a reduction of current shareholders' percentage interest in the Company. Furthermore, if the exercise price of any outstanding or issuable options or warrants or the conversion ratio of any preferred stock is lower than the dollar value per share of common stock at the time of the exercise or conversion, then the dollar value per share of common stock would decrease because the number of shares of common stock outstanding would increase without a corresponding increase in the dollar amount assigned to shareholders' equity.

The addition of a substantial number of shares of common stock into the market or by the registration of any other of our securities under the Securities Act may significantly and negatively affect the prevailing market price for the Company's common stock. Furthermore, future sales of shares of common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of the common stock, as these warrants and options would be more likely to be exercised at a time when the price of the common stock is in excess of the applicable exercise price.

The sale or issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of ownership without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

The Company's board of directors currently is authorized to issue up to 100,000 shares of preferred stock. The board has the power to establish the dividend rates, preferential payments on our liquidation, voting rights, redemption and conversion terms and privileges for any series of preferred stock.

NASDAQ LISTING AND LIQUIDITY OF COMMON STOCK
---------------------------------------------

The Company may not be able to meet the listing maintenance requirements of the Nasdaq SmallCap Market and Nasdaq rules, which require, among other things, minimum net tangible assets of $2 million, a minimum bid price for our common stock of $1.00, and shareholder approval prior to the issuance of securities in connection with a transaction involving the sale or issuance of common stock equal to 20 percent or more of a company's outstanding common stock before the issuance for less than the greater of book or market value of the stock. The Company may not meet these requirements in the future as, in the past, we have not always been in compliance and are presently subject to a six month review period with Nasdaq. If the Company were no longer in compliance with Nasdaq rules and was unable to receive a waiver or to achieve compliance, and if the Company's common stock were to be de-listed from the SmallCap market, shareholders may find it more difficult to sell their ITEC common stock. This lack of liquidity also may make it more difficult for the Company to raise capital in the future.

In the event that ITEC securities are not listed on Nasdaq SmallCap, trading of the Company's common stock would likely be conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

Although the Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share, ITEC common stock, albeit currently less than $5.00 per share, does not constitute a penny stock when our common stock is quoted on Nasdaq and our net tangible assets exceed $2.0 million. If, in the future, ITEC common stock falls within the definition of penny stock, these regulations would require the delivery, prior to any transaction involving ITEC common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell the common stock and the ability of shareholders to sell their securities in the secondary market would be limited. As a result, the market liquidity for ITEC common stock would be severely and adversely affected. We can provide no assurance that trading in ITEC securities will not be subject to these or other regulations in the future, which would negatively affect the market for the Company's securities.

YEAR 2000 COMPLIANCE (Y2K)
-------------------------

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

Although the Company has not procured a year 2000 upgrade package to its existing business software, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in other computer systems improvements to be year 2000 compliant. If the Company, its customers, vendors, or others with whom it does significant business are unable to resolve external processing issues in a timely manner, it could result in material adverse effect on the Company.

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

ABSENCE OF DIVIDENDS
--------------------

No cash dividends have been paid on the Company's Common Stock to date and the Company does not anticipate paying cash dividends in the foreseeable future.


ITEM 2.

PROPERTIES
----------

ITEC owns no real property. The Company leases approximately 60,000 square feet of space in a facility located at 15175 Innovation Drive, San Diego, California 92128, at a monthly lease rate of approximately $41,500. This facility houses corporate management, marketing, sales, engineering, and support offices. The lease expires on March 31, 2006. The Company has the option to extend the lease for seven additional years.

ITEC's European headquarters, ITEC Europe Ltd., currently leases approximately 2,000 square feet in a facility located outside London, England. The address is Ritz Plaza House, Denton Road, Milbanke Way, Wokingham, Berks. This facility houses sales, distribution and technical support personnel. The monthly lease rate is U.S. $2,500 and the lease expires in September 2000, and has two one-year renewal options.

ITEM 3.

LEGAL  PROCEEDINGS
------------------

On or about February 2, 1999, American Industries, Inc., Ellison Carl Morgan and entities related to Ellison Carl Morgan (the "Plaintiffs") served the Company and certain officers and directors of the Company (the "Defendants") with a lawsuit filed in the Circuit Court of the State of Oregon for the County of Multnomah, alleging that the Defendants violated certain Oregon Securities Laws in connection with the Plaintiffs' investments in the Company, breached the contracts with the Plaintiffs and committed fraud in connection with such contracts. In this action, the plaintiffs are seeking reimbursement for their investments and lost profits in an amount to be determined at trial. On or about February 22, 1999, the Plaintiffs served Defendants with an Amended Complaint seeking approximately $1.3 million for added allegations regarding alleged breaches of agreements between the Company and American Industries providing the Company with letters of credit. On or about September 1, 1999 American Industries obtained a judgment on the issues in the case relating to the letters of credit. Trial on the remaining securities law claims is currently scheduled for late November, 1999. The Company believes these claims are without merit and intends to vigorously defend against them on its own behalf as well as on behalf of the other Defendants.

On or about July 9, 1999, Imperial Bank (the "Plaintiff") served The Company and its various operating units with a lawsuit filed in the Superior Court of the State of California for the County of San Diego, alleging breach of credit agreements and seeking foreclosure of personal property security interest, appointment of a receiver, and injunctive relief. At the same time, the Plaintiff filed a motion asking the Court for the appointment of an operational receiver. On August 20, 1999, the Court granted the Plaintiff's request and, on August 23, 1999, an operational receiver assumed control of the day-to-day operations of the Company (see discussion, supra, under Management's Discussion and Analysis). The Company had filed an answer to the complaint and the case is progressing through normal procedures.

Throughout Fiscal Year 1999, and through the date of this filing, various creditors of the Company have made claims and/or served the Company with lawsuits alleging the failure of the Company to pay its obligations to them in a total amount exceeding $2.5 million. The lawsuits are in various stages. Some have resulted in judgments being entered against the Company. Should the Company be required to pay the full amount demanded in each of these claims and lawsuits, such a requirement would have a material adverse impact on the operations of the Company. However, the superior security interest held by Imperial Bank has prevented these creditors from collecting on their judgments.

Furthermore, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

On May 27, 1999, and the adjournments on June 11, 1999 and June 25, 1999 thereto, the Company held an Annual Meeting of Stockholders to consider and vote upon the following proposals:

1. The election of five persons to serve as directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified.

2. To amend the Company's certificate of incorporation to increase the number of the Company's preferred stock authorized to be issued from 10,000 shares to 100,000 shares.

3. To approve the Company's 1998 Stock Option Plan (the "1998 Stock Option Plan"), pursuant to which 1,500,000 shares of the Company's common stock will be reserved for issuance over the term of the 1998 Stock Option Plan.

4. To approve the issuance of all shares of Company common stock, which the Company would be entitled to issue upon conversion of the Company's Series D Convertible Preferred Stock.

5. To approve the issuance of all shares of the Company common stock, which the Company would be entitled to issue upon conversion of the Company's Series E Convertible Preferred Stock.

6. To ratify the appointment of Boros & Farrington APC as the Company's independent auditors for the fiscal year ending June 30, 1999.

The proposals were approved based upon the favorable votes of a majority of the votes cast for each proposal, except Proposal Number 2, which was approved by the favorable votes of a majority of the shares eligible to vote at the meeting.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the management nominees as listed in the proxy statement and all of such nominees were elected.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------

The Company's Common Stock is traded in the over-the-counter market, and quoted on the Nasdaq SmallCap(R) Market under the symbol: "ITEC."

The following table sets forth the high and low bid quotations of the Company's Common Stock for the periods indicated as reported by the Nasdaq SmallCap Market or the NASD Electronic Bulletin Board. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions and reflect the 1-for-5 reverse stock split effectuated by the Company on February 24, 1997.

                                        High          Low
----------------------------------------------------------
Year ended June 30, 1997
     First quarter                $    11.88  $      7.50
     Second quarter                    10.00         4.69
     Third quarter                      5.94         4.37
     Fourth quarter                     7.13         3.25
Year ended June 30, 1998
     First quarter               $      7.19  $      5.50
     Second quarter                     6.69         4.25
     Third quarter                      4.63         2.75
     Fourth quarter                     4.19         2.25
Year ended June 30, 1999
     First quarter               $      3.63  $      1.75
     Second quarter                     1.88         0.25
     Third quarter                      4.13         0.28
     Fourth quarter                     1.97         0.66

----------------------------------------------------------

The number of record holders, not including brokers, of the Company's Common Stock, $.005 par value, was approximately 522 at October 11, 1999.

DIVIDENDS
---------

The Company has never declared nor paid any cash dividends on its Common Stock. ITEC currently intends to retain earnings, if any, after any payment of dividends on its 5% Convertible Preferred Stock, for use in its business and therefore, does not anticipate paying any cash dividends on its Common Stock. Holders of the 5% Convertible Preferred Stock are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually, commencing on October 15, 1986. ITEC has never declared nor paid any cash dividends on the 5% Convertible Preferred Stock. Dividends in arrears at June 30, 1999 were $518,000.

ITEM 6.

SELECTED FINANCIAL DATA
-----------------------

The consolidated statement of operations data with respect to the years ended June 30, 1999, 1998 and 1997 and the consolidated balance sheet data at June 30, 1999, and 1998, set forth below are derived from the consolidated financial statements of the Company included in Item 8 below, which have been audited by Boros & Farrington APC, independent accountants. The selected consolidated financial data set forth (in thousands, except per share data) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below, and the Company's consolidated financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of future results of operations.

Statement of Operations Data:
----------------------------
In thousands (except per share data)

                                                           1999            1998          1997
                                                      ------------    ------------    ---------
NET REVENUES
     Sales of product                                 $     16,417    $     30,740    $  26,081
     Engineering Fees                                          150           2,327        5,860
     License fees and royalties                                730           1,350          296
                                                        ----------     -----------    ---------
     Net total revenues                                     17,297          34,417       32,237
                                                        ----------     -----------    ---------
COSTS AND EXPENSES
     Cost of products sold                                  14,064          22,536       17,022
     Selling, general, and administrative                   13,707          10,269       10,460
     Cost of engineering and purchased R&D                   2,183           2,475        4,243
     Amortization of capitalized software                    3,951               -            -
     Special charges                                         6,268           8,941            -
                                                        ----------     -----------    ---------
INCOME (LOSS) FROM OPERATIONS                             (22,876)         (9,804)          512
                                                        ----------     -----------    ---------
NET INCOME (LOSS)                                         (25,129)        (10,163)          723
                                                        ==========     ===========    =========
EARNINGS (LOSS) PER COMMON SHARE
     Basic                                              $   (1.62)     $    (0.90)   $     0.07
     Diluted                                            $   (1.62)     $    (0.90)   $     0.06
                                                        ----------     -----------    ---------

Balance Sheet Data:
In thousands
                                                          1999          1998
                                                         -----          ----

     Cash                                           $       75     $   3,023
     Working Capital                                   (16,519)          315
     Total assets                                        7,250        20,961
     Long-term obligations                                   -         1,828
     Preferred stock                                     6,875         2,780
     Total shareholders' equity (deficit)              (12,432)        4,604

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------

Imaging Technologies Corporation develops, manufactures, and distributes high-quality digital imaging solutions. The Company produces a range of printer and imaging products for use in graphics and publishing, digital photography, and other niche business and technical markets. The Company's core technologies are related to the design and development of controllers for non-impact printers and multifunction peripherals. The Company has expanded its product offerings to include monochrome and color printers, external print servers, digital image storage devices, and software to improve the accuracy of color reproduction.

ITEC acquired two businesses during the past two years. The Company has altered its focus away from some of its traditional revenue sources (i.e. engineering services and technology licensing) and has been required to make expenditures to support these changes. As of the end of Fiscal 1999, the Company's business continues to be in a significant transitional phase and there are important short-term operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.

Historically, a portion of the Company's income has been derived from non-recurring engineering fees and royalty income from a relatively small number of OEM customers. Over the past three years, the Company has experienced shortfalls in income as a result of engineering contracts with OEM manufacturers for products that were not completed by the customer, were never introduced into the market and shipped, or were cancelled by the customer before ITEC completed its portion of the contract. The timing and amount of income from these customers has ultimately depended upon sales levels and shipping schedules for the OEM products into which the Company's products were incorporated. The Company has not had control over the shipping date nor volumes of products shipped by its OEM customers, and there have been no assurances that any OEM would continue to ship products that incorporate the Company's technology. The Company's current strategy is to develop and commercialize its own technology. The Company intends to increase penetration of its current target markets and to continue pursuing clearly defined commercial market opportunities that enable it to leverage its core technologies. The Company has established a number of strategic partnerships with industry leaders, such as Adobe Systems and NEC Electronics for product development, marketing and sales. Through these strategic partnerships, ITEC seeks to obtain specific market knowledge and enhanced understanding of market demands and needs, access to funding for continued product development, product and customer validation and a channel for market penetration. Due to these strategic changes, the Company has elected to charge off approximately $3.95 million in capitalized software costs in fiscal 1999.

To successfully execute its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. To address the Company's working capital needs, in September 1998, the Company raised an aggregate of $4.38 million through the issuance of shares of its Common Stock and subordinated notes to several private investors; and, in the spring of 1999, the Company issued shares of Series D and Series E preferred stock and raised an aggregate of $5.3 million, and retired $2.4 million of outstanding debt.

Nevertheless, the Company's needs to raise additional funds to operate its business effectively. The Company has engaged financial advisors to assist with additional fund raising efforts and the Company intends to attempt to raise additional funds in the near future. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "--Liquidity and Capital Resources" and "Item
1. Business--Risks and Uncertainties--Future Capital Needs."

Restructuring and New Business Units
------------------------------------

In fiscal 1999, the Company began implementation of a plan to realign its management and create a divisional structure within the organization. The Company consolidated all of its independent operating subsidiaries under a single financial and operational structure in order to improve the effectiveness of its established sales channels and to enhance cross-selling opportunities. In addition to the structural realignment, ITEC closed its 27,000 square-foot printer manufacturing and distribution facility in Costa Mesa, California, and relocated those operations to the Company's headquarters facilities in San Diego. The Company also relocated its marketing and sales activities. While these efforts have contributed some savings due to workforce reductions, decreased space, and elimination of redundant operations, the Company has reported restructuring charges of approximately $3 million for fiscal 1999. In addition, the Company charged off approximately $1.1 million in connection with the disposal of its memory products businesses.

The Company's 1998 restructuring plan to streamline operations and reduce costs resulted in a net charge of approximately $3.8 million including $1.7 million relating to redundant compensation costs, $1.5 million relating to the write-down of inventory, licenses, and other assets that are not central to the Company's core business, and $0.3 million relating to the consolidation of facilities.

During fiscal 1999, the Company launched an E-commerce web site designed to offer computer and imaging hardware, software, and consumables. DealSeekers.com is an interactive internet catalog showroom featuring thousands of computer and digital imaging products.

The Company's board of directors approved a private placement for investment in DealSeekers.com and formed a dedicated Board of Directors to oversee the continued development of the business. Management continues to investigate additional funding, including the possibility of an initial public offering during 2000.

Also during fiscal 1999, ITEC launched an additional web site, Color.com, as a resource center to provide information on the highest quality correct color. This new site allows consumers to purchase ITEC products including ColorBlind Software.

Acquisition and Sale of Business Units
--------------------------------------

In fiscal 1999, the Company made several strategic acquisitions to reinforce its technology position and expand sales channels. ITEC purchased privately-held McMican Corporation to operate as the Storage Products Division of ITEC, producing specialized memory modules. However, during fiscal 1999, the Company sold its memory business operations, which consisted of McMican Memory and Prima International, a distributor of memory modules that was acquired by PCPI Technologies in fiscal 1993. Included in the restructuring charges reported by the Company was approximately $1.1 million related to the McMican and Prima operations.

In fiscal 1999 ITEC merged with Color Solutions, Inc., a software development firm. Color Solutions' ColorBlind software allows users to accurately profile peripherals such as scanners, monitors, digital cameras, printers and other specialized color digital devices, all based on internationally-accepted ICC color standards.

Also in fiscal 1998, ITEC acquired the assets of AMT, the European sales and distribution subsidiary of Singapore-based Lam Soon, a manufacturer of dot matrix, inkjet and specialized laser printers. AMT had been ITEC's master stocking distributor of printers and supplies in Europe. AMT's European operations have being integrated into ITEC's recently established European Headquarters operation, ITEC Europe, located near London.

Special and Restructuring Charges
---------------------------------

In fiscal 1998, the Company wrote-off contract and license receivables of approximately $5.2 million that were due from OEM customers and co-developers who have been adversely affected by the downturn in the technology segment of the market and the economic crisis in Asia. In fiscal 1999, the Company charged off $2.2 million in uncollectable receivables. This condition was caused by the Company's need to accept orders from customers with higher credit risk in order to replace lost distribution channels due to the Company's working capital deficiencies.

Additionally, due to its working capital shortage, the Company wrote-off costs associated with developed products that could not be deployed.

RESULTS OF OPERATIONS
---------------------

Net Revenues
------------

Revenues were $17.3 million, $34.4 million, and $32.2 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Sales of product were $16.4 million, $30.7 million, $26.1 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The decrease in product sales in fiscal 1999 from 1998 was due primarily to the sale and discontinuation of operations of the Company's memory products business units, which had contributed approximately $12 million in revenues in prior fiscal years. The increase in product sales from 1997 to 1998 was due primarily to an increase in sales of printer products, especially those associated with the Company's merger with NewGen, in fiscal 1997. Engineering fees were $150,000, $2.3 million, and $5.9 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The decrease in fiscal 1999 compared to fiscal 1998 and the decrease in 1998 compared to 1997 was primarily the result of the Company's ongoing change in strategic direction, focusing more on internal product development and sales and less on engineering for third parties. License fees and royalties also decreased due to these changes in strategic business practice. They were $730,000, $1.4 million, and $.3 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The increase in license fees and royalties from fiscal 1997 to fiscal 1998 was due primarily to the sales of a license to AMT of $1.3 million.

Cost of Products Sold
---------------------

Cost of products sold were $14.1 million or 86% of sales, $22.5 million or 73% of product sales, and $17.0 million or 65% of product sales for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The relative increase in fiscal 1999 as compared to fiscal 1998 is attributable to competitive pressures to reduce selling prices on the Company's end-of-life products. The increase in 1998 as compared to 1997 was primarily due to price reductions on older printer products and increased sales of lower margin memory products.

Selling, General, and Administrative Expenses
---------------------------------------------

Selling, general and administrative expenses were $13.7 million or 79% of total revenues, $10.3 million or 30% of total revenues, and $10.5 million or 32% of total revenues for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities, advertising, and other marketing related expenses. The increase in fiscal 1999 as compared to fiscal 1998 is attributable primarily to increases in marketing costs associated with the Company's increased product sales activities. The Company also had a substantial increase in fees for professional services, including legal fees and interest costs of approximately $2 million. Selling, general, and administrative costs in the previous two fiscal years were relatively similar.

Cost of Engineering and Purchased R&D
-------------------------------------

Cost of engineering and purchased R&D was $2.2 million or 1455% of engineering revenues, $2.5 million or 106% of engineering revenues, and $4.2 million or 72% of engineering revenues for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The changes relate primarily to the change in corporate strategy from a focus on engineering fees and royalties to that of product sales. The Company's engineering resources were refocused during fiscal 1998 on proprietary product development rather than contract engineering. New products from these activities are expected to being shipping to customers in fiscal 2000. The increase as a percentage of engineering revenues in fiscal 1998 over 1997 results from cost overruns on contracts that were terminated.

Liquidity and Capital Resources
-------------------------------

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

The Company has received and anticipates that it will continue to receive the majority of its cash from collections of accounts receivable from its customers, distributors, and OEMs. These groups generally have a history of timely payments; however, an increasing amount of international sales can increase accounts receivable balances due to traditionally slower payments by international customers. Any failure of the Company's customers, distributors or OEMs to pay, or any significant delay in the payment of, a material portion of the amounts owing to the Company could have a material adverse effect on the Company.

As of June 30, 1999, the Company had negative working capital of approximately $16.5 million a decrease of approximately $17 million as compared to June 30, 1998. The decrease is primarily due the ongoing restructuring of the Company, including charges for discontinued operations, charge-offs of receivables and Inventory, and other costs associated with the changes in the Company's strategic direction.

On August 20, 1999, at the request of Imperial Bank, the primary lender to the Company, the Court appointed an operational receiver for the Company. On August 23, 1999, the operational receiver took control of the day-to-day operations of the Company. To date, through further equity infusion into the Company, primarily in the form of the exercise of warrants to purchase the common stock of the Company, operations have continued. Without additional funding, sufficient to satisfy Imperial Bank and the other creditors of the Company, as well as providing working capital for the Company, there can be no assurances that such operations can continue. The Company continues to actively work with entities capable of providing such funding.

Net cash used in operating activities was $7.1 million during fiscal 1999, approximately equivalent to net cash used during the year ended June 30, 1998. Net cash used in operating activities was $4.0 million during the year ended June 30, 1997. The increase from 1998 as compared to 1997 resulted primarily from the operating loss and special charges.

Net cash used in investing activities decreased to $3.4 million during fiscal 1999 from $3.8 million during the year ended June 30, 1998; and, in fiscal 1998 had increased from $2.2 million during the years ended June 30, 1997. The decrease as compared to 1998 is primarily attributable to the Company's investment in capitalized software. The increase from 1998 as compared to 1997 resulted primarily from changes in capitalized software.

The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at June 30, 1999, was approximately $518,000.

The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products, the scope and success of the Company's product development efforts, the resources the Company devotes to marketing and selling its products, and other factors. The Company anticipates that its capital requirements will increase in future periods as it continues to develop new products and increases its sales and marketing efforts. The report of the Company's independent auditors accompanying the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth.

To address the Company's working capital needs, on September 17, 1998, the Company raised an aggregate of $4.38 million through the issuance of shares of its Common Stock and subordinated notes to several private investors.

In January 1999, the Company completed a private placement of 1,200 units, each unit consisting of one share of series D convertible preferred stock and 2,000 warrants exercisable into shares of the Company's common stock. The Company raised $1.8 million, less fees and expenses incurred in connection with the private placement.

In February 1999, the Company completed a private placement of 1,250 units, each unit consisting of one share of series E preferred stock and 5,000 warrants into shares of common stock. The terms of the series E preferred stock were identical to the terms of the series D preferred stock. In connection with this private placement, the Company raised $3.7 million in cash and retired $1 million of debt, which was exchanged for series E preferred stock.

While these financings have served to improve the Company's working capital position, the Company needs to raise additional funds to operate its business effectively. The Company has engaged a financial advisor to assist with additional fund raising efforts and the Company intends to attempt to raise additional funds in the near future. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "Item 1. Business--Risks and Uncertainties--Future Capital Needs."

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------

Index to Consolidated Financial Statements
------------------------------------------
                                                                         Page

Report of independent accountants                                        22
Consolidated balance sheets as of June 30, 1999 and 1998                 23
Consolidated statements of operations for the years ended
     June 30, 1999, 1998, and 1997                                       24
Consolidated statements of shareholders' equity for the years ended
     June 30, 1999, 1998, and 1997                                       25
Consolidated statements of cash flows for the years ended
     June 30, 1999, 1998, and 1997                                       26
Notes to consolidated financial statements                               27

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

To the Board of Directors and Shareholders of Imaging Technologies Corporation

We have audited the consolidated balance sheets of Imaging Technologies Corporation and its subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imaging Technologies Corporation and its subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

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

/s/ BOROS & FARRINGTON APC
-----------------------------
    BOROS & FARRINGTON APC
San Diego, California
October 11, 1999

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 1998
                        (in thousands, except share data)

                                     ASSETS

                                                       1999           1998
                                                    ---------      ---------
Current assets
     Cash                                           $      75      $   3,023
     Accounts receivable                                1,959          4,133
     Inventories                                          552          6,287
     Prepaid expenses and other                           577          1,401
                                                    ---------       --------
          Total current assets                          3,163         14,844

Property and equipment, net                               986          1,525
Capitalized software, net                               2,851          3,655
Other                                                     250            937
                                                    ---------       --------
                                                    $   7,250      $  20,961


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

     Borrowings under bank note payable             $   6,469      $   5,203
     Short-term debt                                    5,010          1,998
     Current portion of long-term debt                      -            903
     Accounts payable                                   5,532          5,027
     Accrued expenses                                   2,671          1,398
                                                    ---------       --------

          Total current liabilities                    19,682         14,529

Long-term debt, less current portion                        -          1,828
                                                    ---------       --------
          Total liabilities                            19,682         16,357
                                                    ---------       --------
Commitments and contingencies (Note 11)
Stockholders' equity (deficit)
  Series A preferred stock, $1,000 par value,
     7,500 shares authorized, 420.5 shares
     issued and outstanding                               420            420
  Series C preferred stock, $1,000 par value,
     1,200 shares authorized, 236 shares issued
     and outstanding                                        -          2,360
  Series D preferred stock, $2,000 stated value,
     1,200 shares authorized, 900 shares issued
     and outstanding                                    1,800              -
  Series E preferred stock, $5,000 stated value,
     1,250 shares authorized, 931 shares issued
     and outstanding                                    4,655              -
  Common stock, $0.005 par value, 100,000,000 shares
     Authorized; 21,946,216 shares issued and
     outstanding                                          110             62
  Paid-in capital                                      39,804         35,859
  Shareholder loans                                      (105)          (110)
  Accumulated deficit                                 (59,116)       (33,987)
                                                      -------        -------
       Total shareholders' equity (deficit)           (12,432)         4,604
                                                      -------        -------
                                                     $  7,250       $ 20,961
                                                      =======        =======

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1999, 1998, AND 1997
                        (in thousands, except share data)



                                                                      1999           1998         1997
                                                                      ----           -----        ----
Revenues
     Sales of products                                            $    16,417    $    30,740    $  26,081
     Engineering fees                                                     150          2,327        5,860
     Licenses and royalties                                               730          1,350          296
                                                                   ----------     ----------   ----------
                                                                       17,297         34,417       32,237
                                                                   ----------     ----------   ----------
Costs and expenses
     Cost of products sold                                             14,064         22,536       17,022
     Selling, general, and administrative                              13,707         10,269       10,460
     Cost of engineering fees, research, and development                2,183          2,475        4,243
     Amortization of capitalized software costs                         3,951              -            -
     Special charges
        Charge for uncollectable receivables                            2,233          5,157            -
        Disposal of subsidiaries                                        1,087              -            -
        Restructuring costs                                             2,948          3,784            -
                                                                   ----------     ----------   ----------
                                                                       40,173         44,221       31,725
                                                                   ----------     ----------   ----------
Income (loss) from operations                                        (22,876)        (9,804)          512
                                                                   ----------     ----------   ----------
Other income (expense):
     Interest, net                                                    (1,989)          (341)         (87)
                                                                   ----------     ----------   ----------
     Other                                                                  -              -           64
                                                                   ----------     ----------   ----------
                                                                      (1,989)          (341)         (23)
                                                                   ----------     ----------   ----------
Income (loss) before income taxes                                    (24,865)       (10,145)          489
Income tax benefit (expense)                                            (264)           (18)          234
                                                                   ----------    -----------   ----------
Net income (loss)                                                 $  (25,129)    $  (10,163)  $       723
                                                                   ==========     ==========   ==========
Earnings (loss) per common share
     Basic                                                        $    (1.62)    $    (0.90)  $      0.07
                                                                   ==========     ==========   ==========
     Diluted                                                      $    (1.62)    $    (0.90)  $      0.06
                                                                   ==========     ==========   ==========
Weighted average common shares                                         15,498         11,295        8,698
                                                                   ==========     ==========   ==========
Weighted average common shares - assuming dilution                     15,498         11,295       10,623
                                                                   ==========     ==========   ==========


                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1999, 1998, AND 1997
                        (in thousands, except share data)


                                  Series A  Series B  Series C  Series D  Series E
                                  Preferred Preferred Preferred Preferred Preferred Common Paid-In            Accum
                                     Stock    Stock     Stock     Stock     Stock   Stock  Capital    Loans   Deficit      Total
                                   -------- --------    ------    -----    ------    ----- -------    -----   -------      ------
Balance, July 1, 1996             $ 2,318   $ 1,162   $     -    $   -   $     -       38  $25,009  $    (8)   (24,547)   $ 3,972
Issuance of common stock
  Conversion of preferred stock
     (556,601 shares)              (1,898)   (1,162)        -        -         -        3    3,056        -          -         (1)
  Business combinations
     (2,150,000 shares)                 -         -         -        -         -       11    2,547      (82)         -      2,476
  Exercise of options and warrants
     (162,993 shares)                   -         -         -        -         -        1      256      (50)         -        207
Private Sale
     (100,000 shares)                   -         -         -        -         -        -      500        -          -        500
Net income                              -         -         -        -         -        -        -        -        723        723
                                   ------    ------    ------    -----    ------    -----   ------    -----    -------    --------
Balance, June 30, 1997                420         -         -        -         -       53   31,368     (140)   (23,824)     7,877
Issuance of preferred stock
     (500 shares)                       -         -     5,000        -         -        -     (211)       -          -      4,789
Issuance of common stock
  Conversion of preferred stock
     (958,598 shares)                   -         -    (2,640)       -         -        5    2,617        -          -        (18)
  Conversion of note payable
     (64,516 shares)                    -         -         -        -         -        -      100        -          -        100
  Business acquisitions
     (240,000 shares)                   -         -         -        -         -        1      349        -          -        350
  Exercise of options and warrants
     (554,530 shares)                   -         -         -        -         -        3    1,636      (53)         -      1,586
Collection of shareholder loans         -         -         -        -         -        -        -       83                    83
Net loss                                -         -         -        -         -        -        -             (10,163)   (10,163)
                                   ------    ------    ------    -----    ------    -----   ------    -----    -------    --------
Balance, June 30, 1998                420         -     2,360        -         -       62   35,859     (110)   (33,987)     4,604
Redemption of preferred stock           -         -    (2,360)       -         -        -     (870)       -          -     (3,230)
Issuance of preferred stock
    (900 shares)                        -         -         -    1,800         -        -        -        -          -      1,800
 Issuance of preferred stock
    (931 shares)                        -         -         -        -     4,655        -        -        -          -      4,655
Issuance of common stock
  Cash (4,105,800)                      -         -         -        -         -       21    1,922        -          -      1,943
  Services (3,167,500 shares)           -         -         -        -         -       16    1,854        -          -      1,870
  Conversion of note payable
     (2,000,000 shares)                 -         -         -        -         -       10      940        -          -        950
  Exercise of options and warrants
     (270,660 shares)                   -         -         -        -         -        1      269        -          -        270
Stock issuance costs                    -         -         -        -         -        -     (170)       -          -       (170)
Collection of shareholder loans         -         -         -        -         -        -        -        5          -          5
Net loss                                -         -         -        -         -        -        -        -    (25,129)   (25,129)
                                   ------    ------    ------    -----    ------    -----   ------    -----    -------    --------
Balance, June 30, 1999            $   420   $     -   $     -   $1,800   $ 4,655   $  110  $39,804   $ (105)  $(59,116)  $(12,432)
                                   ======    ======    ======    =====    ======    =====   ======    ======   =======    ========

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998, AND 1997
                        (in thousands, except share data)

                                                                   1999           1998              1997
                                                                   ----           ----              ----
Cash flows from operating activities
   Net income (loss)                                            $(25,129)     $ (10,163)           $  723
   Adjustments to reconcile net income (loss) to net
     cash from operating activities
        Non-cash special charges                                   3,440          7,073                 -
        Depreciation and amortization                                761            657               909
         Amortization of capitalized software                      3,951              -                 -
         Stock issued for services                                 1,870              -                 -
         Provision for income taxes                                  250              -                 -
        Changes in operating assets and liabilities
           Accounts receivable                                       (59)          (973)           (3,893)
           Inventories                                             5,197         (3,263)             (202)
           Prepaid expenses and other                                626           (413)               61
           Accounts payable and accrued expenses                   2,043            338            (1,602)
           Deferred revenue                                            -           (356)              (32)
                                                                 -------        -------       -----------

               Net cash from operating activities                 (7,050)        (7,100)           (4,036)
                                                                 -------        -------       -----------
Cash flows from investing activities
   Prepaid licenses                                                  (34)          (274)             (641)
   Capitalized software                                           (3,147)        (3,106)             (526)
   Capital expenditures                                             (222)          (413)           (1,009)
   Other                                                               -              -               (36)
                                                                 -------        -------       -----------
      Net cash from investing activities                          (3,403)        (3,793)           (2,212)
                                                                 -------        -------       -----------
Cash flows from financing activities
   Capital contributions (NewGen)                                      -              -             1,002
   Cash acquired from business acquisitions                            -             40                 -
   Net borrowings under bank notes payable                        (1,234)         6,415               340
   Issuance of other notes payable                                 5,860          1,000               143
   Net proceeds from issuance of common stock                      2,213          1,586               707
   Net proceeds from issuance of preferred stock                   5,190          5,000                 -
   Stock issuance costs                                            (170)           (229)                -
   Redemption of preferred stock                                 (3,230)              -                 -
   Collection of shareholder loans                                    5              83                 -
   Repayment of notes payable                                    (1,129)           (234)              (83)
                                                                -------         -------       -----------
       Net cash from financing activities                         7,505          13,661             2,109
                                                                -------         -------       -----------
Net increase (decrease) in cash                                  (2,948)          2,768            (4,139)
Cash, beginning of year                                           3,023             255             4,394
                                                                -------         -------       -----------
Cash, end of year                                              $     75        $  3,023      $        255
                                                                =======         =======       ===========

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollar amounts expressed in thousands, except share data)


Note 1. Operations and Significant Accounting Policies
------------------------------------------------------

Operations
----------

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

Accounting Principles
---------------------

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.

Principles of Consolidation
---------------------------

The financial statements include the accounts of ITEC and its subsidiaries. Significant intercompany transactions and balances have been eliminated.

Going Concern Considerations
----------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 1999, and for the year then ended, the Company experienced a net loss of $25 million and it has a working capital deficiency of $16.5 million and a net capital deficiency of $12.4 million which raise substantial doubt about its ability to continue as a going concern. ITEC's ability to continue operations will depend on positive cash flow, if any, from future operations and on the Company's ability to raise additional funds through equity or debt financing. The Company could be required to cut back or stop operations if it is unable to raise or obtain needed funding. On August 20, 1999, at the request of Imperial Bank, the primary lender to the Company, the Court appointed an operational receiver for the Company. On August 23, 1999, the operational receiver took control of the day-to-day operations of the Company. To date, through further equity infusion into the Company, primarily in the form of the exercise of warrants to purchase the common stock of the Company, operations have continued. Without additional funding, sufficient to satisfy Imperial Bank and the other creditors of the Company, as well as providing working capital for the Company, there can be no assurances that such operations can continue. The Company continues to actively work with entities capable of providing such funding. Management has continued to implement its restructuring plan including reductions of personnel, consolidation of facilities, disposal of subsidiaries, and the elimination of product lines. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounting  Estimates
---------------------

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

Inventories
-----------

Inventories are valued at the lower of cost or market; cost being determined by the first-in, first-out method.

Property and Equipment
----------------------

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

Revenue Recognition
-------------------

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from products licensed to original equipment manufacturers is recorded when OEMs ship licensed products while revenue from certain license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Provisions are recorded for returns and bad debts.

Contract revenues, including the guaranteed portion of license fees, are recognized based on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Upon cancellation or termination of a contract, the OEM is billed for the entire guaranteed amount of contract revenue, and a provision for loss is established based on management's estimate of collectability. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. Unbilled receivables arise when the revenue recognized on a contract exceeds billing due to timing differences related to billing milestones as specified in the contracts. Deferred revenue represents billings in excess of costs and earned revenues on such contracts.

Advertising Costs
------------------

The Company expenses advertising and promotion costs as incurred. During fiscal 1999, 1998 and 1997, the Company incurred advertising and promotion costs of approximately $1,440, $660, and $1,056 thousand, respectively.

Research and Development
------------------------

Research and development costs are charged to expense as incurred.
------------------------------------------------------------------

Capitalized Software and Development Costs
------------------------------------------

The Company has developed software technology and capitalized certain qualifying costs pursuant to the provisions of Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred prior to the establishment of technological feasibility, or subsequent to the release to customers, are expensed as incurred. Capitalized software costs are amortized on a straight-line basis over the estimated economic life of the product, generally three years. Amortization begins when the product is available for general release to customers. While the Company believes its products will be accepted in the marketplace and that it will recover its investment in capitalized software, the ultimate realization of this investment is dependent on such acceptance and the abilities of the Company and/or OEM's to successfully market these new products.

Reverse Stock Split
-------------------

Effective February 24, 1997, the Company effected a 1 for 5 reverse stock split. Accordingly, all historical share and per share data have been restated to give effect for the reverse stock split.

Earnings (Loss) Per Common Share
--------------------------------

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

                                                    Earnings (loss)           Shares         Per-Share
                                                      (Numerator)         (Denominator)       Amount
                                                    ---------------        -----------       ---------
June 30, 1997

       Net income                                    $       723
            Preferred dividends                             (126)
                                                      -----------
       Basic EPS                                             597             8,698          $   0.07
            Effect of options and warrants                     -             1,837
            Effect of convertible notes payable                7                64
            Effect of convertible preferred stock             68                24
                                                     -----------           -------           -------
       Diluted EPS                                   $       672            10,623          $   0.06
                                                     ===========           =======           =======
June 30, 1998
       Net loss                                      $   (10,163)
            Preferred dividends                              (21)
                                                     ------------          -------           --------
       Basic and diluted EPS                         $   (10,184)           11,295          $  (0.90)


                                                    Earnings (loss)         Shares            Per-Share
                                                      (Numerator)        (Denominator)         Amount
                                                    ---------------       -----------         ---------
June 30, 1999
       Net loss                                      $   (25,129)
            Preferred dividends                              (21)
                                                     ------------
       Basic and diluted EPS                         $   (25,150)           15,498          $  (1.62)
                                                     ============           ======           ========

Stock Issuance Costs
--------------------

Stock issuance costs including distribution fees, due diligence fees, wholesaling costs, legal and accounting fees, and printing are capitalized before the sale of the related stock and then charged against gross proceeds when the stock is sold.

Debt Issuance Costs
-------------------

Debt issuance costs are capitalized and amortization is provided over the life of the related debt using the straight-line method.

Stock-Based Compensation
------------------------

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

Income Taxes
------------

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

Fair Value of Financial Instruments
-----------------------------------

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

Reclassifications
-----------------

Certain prior year financial statement classifications have been reclassified to conform with the current year's presentation.

Note 2. Special Charges
-----------------------

Charge for Uncollectible Receivables
------------------------------------

In fiscal 1999, the Company took a charge for uncollectible receivables of $2,233 thousand. The charge results primarily because certain distribution channels have been closed to the Company due to its poor financial condition and the Company has assumed higher credit risks. In addition, management believes that the appointment of the operational receiver has had a negative impact on the Company's ability to collect its receivables.

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

Software Technology, Inc. STI is a Korean corporation who manufactures and distributes computer related products in Asia. STI has been a longstanding customer of the Company and has acted as co-developer and representative on various projects. STI owes the Company $954 thousand, but it is unable to pay at this time due to the sharp decline in the Korean economy, which has had a significant adverse impact on its operations and financial condition. As a result, the Company wrote-off in the fourth quarter the amounts due from STI.

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

Restructuring of Operations
---------------------------

In fiscal 1999, the Company incurred additional charges relating to its restructuring plan including $1,367 thousand relating to personnel reduction costs, $1,207 thousand relating to the write-down of inventory, licenses, and other assets that are not central to the Company's core business; and $374 thousand relating to the consolidation of facilities.

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

Note 3. Operational Transactions
--------------------------------

During fiscal 1999, ITEC disposed of its memory business operations and recorded a loss of $1,087 thousand. These businesses were characterized by low margins and price instability, which were incompatible with the strategic direction of the Company.

Effective May 31, 1998, the Company purchased the net assets of AMT as consideration for the settlement of a license fee receivable (see Note 2). AMT, as a foreign sales subsidiary located in the United Kingdom, markets the Company's products in the European market.

Effective November 24, 1997, the Company purchased the total outstanding shares of the privately-held McMican Corporation, doing business as ITEC Memory ("McMican") for 200 thousand shares of unregistered ITEC common stock. McMican produces specialized memory modules for handheld personal computers, digital cameras, and printers. This business was disposed of in fiscal 1999 (see above).

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

Note 4. Composition of Certain Financial Statement Captions
-----------------------------------------------------------

The following summarizes certain financial statement captions at June 30:


                                                                       1999           1998
                                                                       ----           -----
Accounts receivable
          Trade                                                   $   4,211       $  5,068
          Contract                                                        -            458
                                                                   --------        -------
                                                                      4,211          5,526
          Less allowance for doubtful accounts                       (2,252)        (1,393)
                                                                   --------        -------
                                                                  $   1,959       $  4,133
                                                                   ========        =======
Inventories
          Materials and supplies                                  $      50       $  2,081
          Finished goods                                                502          4,206
                                                                   --------        -------
                                                                  $     552       $  6,287
                                                                   --------        -------
Property and equipment
          Computers and other equipment                           $   2,416       $  2,529
          Office furniture and fixtures                                 496            516
          Leasehold improvements                                        141            103
                                                                   --------        -------
                                                                      3,053          3,148
          Less accumulated depreciation and amortization             (2,067)        (1,623)
                                                                   --------        -------
                                                                  $     986       $  1,525
                                                                   ========        =======
Accrued liabilities
          Compensation and vacation                               $     791       $    694
          Interest                                                      618              -
          Severance pay                                                 650              -
          Other                                                         612            704
                                                                   --------        -------
                                                                  $   2,671       $  1,398
                                                                   ========        ========

Note 5. Supplemental Disclosures of Cash Flows
----------------------------------------------


                                                                     1999             1998             1997
                                                                     ----             ----             ----
Non-cash financing activities
     Conversion of preferred stock into common stock             $      -         $  2,640          $ 3,060
     Conversion of notes payable into preferred stock               1,000
     Conversion of notes payable into common stock                    950              100            1,582
Conversion of accounts payable and accrued
          liabilities into preferred stock                            265                -                -
     Conversion of accounts payable and accrued
          liabilities into notes payable                                -              987              227
     Stock issued for loans                                             -               53               50
     Fixed assets acquired in business combinations
          Accounts receivable                                           -            1,489                -
          Inventories                                                   -            1,923                -
          Prepaid and other                                             -               51                -
          Property and equipment                                        -               97                -
          Borrowings under bank line of credit                          -            (333)                -
          Accounts payable and accrued liabilities                      -          (2,639)                -
Supplemental disclosure of cash flow information
          Cash paid during the year for interest                    1,371              370              111
          Cash paid during the year for income taxes                   23                5                9

Note 6. Short-Term Debt
-----------------------

Notes Payable to Bank
---------------------

The Company is in default under its credit agreements with Imperial Bank. The bank is demanding immediate payment of all outstanding loan balances, including the term loan which has been reclassified as a current liability. Borrowings bear interest at the bank's prime interest rate plus 0.75% plus 5% penalty default interest and are collateralized by substantially all assets of the Company.

Notes Payable
-------------

The following summarizes short-term notes payable at June 30:

                                                                                                1999           1998
                                                                                                ----           ----
Payable to suppliers, 7-8%                                                                $      448     $      998

Advances from stockholders, non interest bearing                                               1,387              -
Payable to stockholders, 16%, convertible into common stock at a price
     of $2.025 per share                                                                         675              -
Payable to stockholders, 16%                                                                   1,000              -
Payable to a director, 16%                                                                     1,500              -
Payable to a  director,  10%,  convertible  on or after  December  31, 1998 into common stock at the lesser of $2.36 per share or 85% of the volume weighted
     trade price on the date of conversion                                                         -          1,000
                                                                                            --------      ---------
                                                                                           $   5,010      $   1,998
                                                                                            ========       ========

Note 7. Long-Term Debt
----------------------

The following summarizes long-term debt at June 30:

                                                                                                1999           1998
Note payable to bank in monthly installments of $80 through June 2001 including
     interest at prime plus 0.75%; secured by substantially all assets of the Company      $       -      $   2,500
Notes payable to suppliers in monthly installments through September 2001
     including interest at 7-12%; secured by accounts receivable and equipment                     -            214
Capital lease obligations, 9-20%                                                                   -             17
                                                                                            --------       --------
                                                                                                   -          2,731
Less current portion                                                                               -            903
                                                                                            --------       ---------
                                                                                           $       -      $   1,828
                                                                                            ========       =========

The Company is in default on its long-term debt obligations and, accordingly, all outstanding balances have been classified as current obligations.

Note 8. Shareholders' Equity
----------------------------

5% Series A Convertible Preferred Stock
---------------------------------------

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

The 5% convertible preferred stock is callable, at the Company's option, at call prices ranging from $1,050 to $1,100 per share. No call on the 5% convertible preferred stock was made during fiscal 1999, 1998, or 1997.

5% Series B Convertible Preferred Stock
---------------------------------------

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

Series C Redeemable Convertible Preferred Stock
-----------------------------------------------

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

During fiscal 1998, 264 shares of Series C Shares were converted into 958,598 shares of common stock. On September 25, 1998, the Company redeemed all outstanding shares of the Series C Convertible Preferred Stock. See Note 13.

As of January 13, 1999, the Company entered into a Securities Purchase Agreement (the "Series D Agreement") with certain investors, which provided a funding of $2.4 million (the "Series D Funding"). The Series D Funding provided for the private placement by the Company of 1,200 units (the "Units"), each Unit consisting of (i) one share of Series D Convertible Preferred Stock (the "Series D Stock") and (ii) 2,000 warrants (the "Series D Warrants" and, collectively, with the Series D Stock, the "Series D Securities") exercisable for shares of Common Stock. The Series D Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series D Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the investor gives to the Company a notice of conversion of Series D Stock; except that all Series D Stock converted prior to February 26, 1999 would be converted at $.50. However, each of the investors agreed that in no event shall it be permitted to convert any shares of Series D Stock in excess of the number of such shares upon the conversion of which, the sum of (i) the number of shares of Common Stock owned by such investor (other than shares of Common Stock issuable upon conversion of Series D Stock or upon exercise of Series D Warrants) plus (ii) the number of shares of Common Stock issuable upon conversion of such shares of Series D Preferred Stock or exercise of Series D Warrants, would be equal to or exceed 9.999 percent of the number of shares of Common Stock then issued and outstanding, including the shares that would be issuable upon conversion of the Series D Stock or exercise of Series D Warrants held by such investor. Each investor in Series D Stock has the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series D Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote; provided, however, that in no event is a holder entitled to vote more than 9.999 percent of the number of shares entitled to be voted on any matter. The Series D Warrants are immediately exercisable upon issuance at an exercise price of $.875 per share and expire five years after the date of their issuance.

As of February 2, 1999, the Company entered into a Securities Purchase Agreement (the "Series E Agreement") with certain investors (including one of whom is a director of the Company), which provided funding and exchange of indebtedness of $4,155,000 and, as of February 18, 1999, the Company entered into an Exchange Agreement (the "Exchange Agreement") with certain investors for an exchange of indebtedness of approximately $1,150,000 (the Series E Agreement and the Exchange Agreement being together the " Series E Funding"). The Series E Funding provided for the private placement by the Company of 1,250 units (the "Units"), each Unit consisting of (i) one share of Series E Convertible Preferred Stock (the "Series E Stock") and (ii) 5,000 warrants (the "Series E Warrants" and, collectively, with the Series E Stock, the "Series E Securities") exercisable for shares of Common Stock. The Series E Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series E Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the applicable investor gives to the Company notice of conversion of Series E Stock; except that all Series E Stock converted prior to February 26, 1999 would be converted at $.50. Each investor in Series E Stock has the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series E Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote. The Series E Warrants are immediately exercisable upon issuance at an exercise price of $.875 per share and expire five years after their date of issuance.

On October 1, 1999, the Company requested a reduction in the exercise of the Series D and E Warrants for a limited period of time in an effort to induce such exercise by the holders of Series D and E Warrants at the reduced exercise price and, as a result, the Company would receive additional capital from the proceeds of such exercise.

The offers and sales to the Series D and E investors were made pursuant to a claim of exemption under Section 4(2) of the Securities Act, as amended (the "Securities Act"). The Company did not use any general advertisement or solicitation in connection with the offer or sale of the Series D and E Securities to the Series D and E investors. Each of the Series D and E investors represented and warranted, among other things, that he or it was purchasing the Series D and E Securities, as applicable, for investment purposes and not with a view to distribution and that he or it was an "accredited investor" (as defined in Regulation D promulgated by the SEC). Appropriate legends were affixed to the certificates for each of the Series.

Conversion of Preferred Stock
-----------------------------

During fiscal 1997, the Company extended an offer to holders of the Company's Series A and Series B to convert the accumulated dividends of approximately $1,789 thousand and $116 thousand, respectively, into unregistered shares of the Company's common stock at a conversion rate of $7.50. Under the terms of the offer, Series A shareholders converted 1,897.5 shares and approximately $1,381 thousand of the accumulated dividend and Series B shareholders converted 116.2 shares and approximately $116 thousand of the accumulated dividend into unregistered shares of the Company's common stock. As of June 30, 1998, the accumulated dividend in arrears was approximately $518 thousand on the Series A.

Common Stock Warrants
---------------------

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

                                                             Underlying
                                  Price Per Share          Common Shares

June 30, 1996                     $1.00 - $7.50               2,469
          Granted                 $5.00 - $6.25                 845
          Exercised               $1.00 - $3.75                 (91)
                                                              -----

June 30, 1997                     $1.00 - $7.50               3,223
          Granted                 $2.25 - $7.50               1,930
          Exercised               $1.00 - $5.50                (524)
          Canceled                $4.00 - $6.25                (145)
                                                              -----

June 30, 1998                     $1.00 - $7.50               4,484
          Granted                 $1.13 - $4.00               2,185
          Exercised               $1.00 - $1.00                (271)
          Canceled                $1.90 - $7.50                (658)
                                                              -----

June 30, 1999                     $1.00 - $7.50               5,740
                                                              =====

Exercisable at June 30, 1999      $1.00 - $7.50               3,659
                                                              =====

Common Stock Option Plans
-------------------------

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

No shares are available for future issuance under the 1984 Plan due to the expiration of the plan during 1994. As of June 30, 1999, options to acquire 2,000 shares were outstanding under the 1984 Plan and options to acquire 670,000 shares remained available for grant under the 1988 and 1997 Plans.

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

Common Stock Purchase Plan
--------------------------

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

Stock Option Activity
---------------------

The following is a summary of the stock option activity:

                                              1994, 1988 and 1997 Plans               Other Options
                                               Price          Underlying         Pricece      Underlying
                                                Per             Common             Per          Common
                                               Share            Shares            Share         Shares
                                          ------------        ----------         ------       ---------
June 30, 1996                             $1.00 - $5.10            36            $1.00           313
          Granted                         $3.60 - $8.45           104                              -
          Exercised                       $1.00 - $2.10            (5)           $1.00           (78)
          Canceled                        $1.00 - $7.95           (13)                             -
                                                                 -----                         -----
June 30, 1997                             $1.00 - $8.45           122            $1.00           235
          Granted                         $1.95 - $4.88           373                              -
          Exercised                       $1.00 - $3.45            (5)           $1.00           (37)
          Canceled                        $1.00 - $8.45           (94)           $1.00            (3)
                                                                 -----                         -----
June 30, 1998                             $1.00 - $8.45           396            $1.00           195
          Granted                         $0.91 - $1.90           619
          Exercised                                                 -
          Canceled                        $1.06 - $6.90          (195)           $1.00            (2)
                                                                 -----                         -----
June 30, 1999                             $0.91 - $8.45           820            $1.00           193
                                                                 -----
Exercisable at June 30, 1999              $0.91 - $8.45           157            $1.00           193
                                                                 ====                           ====

Accounting for Stock-Based Compensation
---------------------------------------

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

                                            1999            1998          1997
                                            ----            ----          ----
Net income (loss)

          As reported                   $ (25,129)      $ (10,163)      $  723
          Pro forma                       (26,500)        (11,154)         518

Basic earnings (loss) per share

          As reported                   $   (1.62)      $   (0.90)       $0.07
          Pro forma                         (1.71)          (0.99)        0.05


The weighted average fair value of the options granted during fiscal years 1998, 1997, and 1996 is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                    1999         1998          1997
                                    ----         ----          ----

Fair Value of options granted     $ 2.50      $  2.37       $  5.45
Risk free interest rate               6%           6%            7%
Expected life (years)                  3            3             5
Expected volatility                  95%          95%           95%
Expected dividends                     -            -             -


Note 9. Significant Customers, Revenue Data, and Concentration of Credit Risk
-----------------------------------------------------------------------------

As of and during the years ended June 30, 1999, 1998, and 1997 no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

The majority of the Company's product sales in fiscal 1999, 1998, and 1997 were to European distributors (denominated in U.S. dollars) in the computer peripherals and accessories market, including imaging and data storage devices and printers, through its wholly-owned subsidiaries. A significant portion of contract revenue is derived from OEMs and co-developers who are headquartered in the Asia. Revenues from foreign customers as a percentage of total consolidated revenues were 16% in 1999, 56% in fiscal 1998, and 57% in fiscal 1997, as reflected in the following table for the years ended June 30:

                    1999         1998        1997
                    ----         ----        ----

Europe         $     981    $  13,912    $ 12,221
Asia               1,530        4,189       4,438
Others               326        1,223       1,764
                --------     --------     -------
               $   2,837    $  19,324    $ 18,423
                ========     ========     =======

Note 10. Income Taxes
---------------------

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

The benefit (provision) for income taxes is as follows for the years ended June 30:

                                           1999        1998         1997
                                           ----        ----         ----

Current - State                        $   (23)     $  (18)    $     (5)
Deferred benefit (expense)                (241)          -          241
                                        ------       ------     -------
                                       $  (264)     $  (18)    $    236
                                        ======       ======     =======

The components of deferred income taxes are as follows at June 30:



                                                                         1999         1998         1997
                                                                         ----         ----         ----
Deferred tax assets

     Net operating loss carryforwards                               $  20,000    $   9,627    $   4,953
     Book reserves and accrued liabilities                                750          490          349
     Federal general business credits and other tax credits               517          517          517
     State R&D and other credits                                          102          102          102
                                                                       ------       ------        -----
                                                                       21,369       10,736        5,921
Valuation allowance                                                   (21,369)     (10,495)      (5,680)
                                                                      -------       ------        ------
                                                                    $       -    $     241    $     241
                                                                      =======       ======        ======

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

The provision for income taxes results in an effective rate which differs from the federal statutory rate. A reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the years ended June 30:

                                                                1999        1998      1997
                                                                ----        ----      ----
Benefit (provision) at federal statutory income tax rate    $  8,544    $  3,449    $ (246)
Utilization of federal net operating loss carryforward             -           -       485
Losses for which no current benefit is available              (8,544)     (3,449)        -
State income taxes                                               (23)        (18)       (5)
                                                             -------     -------     -----
                                                            $    (23)   $    (18)   $  234
                                                             ========    =======     =====

Note 11. Commitments and Contingencies
--------------------------------------

Lease Commitments
-----------------

The Company leases certain equipment under non-cancelable capital leases, which are included in property and equipment. At June 30, 1999, 1998 and 1997, the cost of such equipment was $56, $56 and $117 thousand and the related accumulated amortization was $56, $37 and $54 thousand, respectively. Future commitments under capital lease obligations are included with long-term debt in
Note 7.

The Company and its subsidiaries lease operating facilities under lease agreements that expire at various dates through March 2006. Total rental expense was approximately $579 in fiscal 1999, $574 thousand in fiscal 1998, and $509 in fiscal 1997.

Future minimum lease payments under these long-term non-cancelable operating leases are as follows: Year ending June 30,

2000                                $     606
2001                                      707
2002                                      734
2003                                      678
2004                                      705
Thereafter                              1,298
                                     --------
                                    $   4,728
                                     ========

Legal Matters
-------------

On or about February 2, 1999, American Industries, Inc., Ellison Carl Morgan and entities related to Ellison Carl Morgan (the "Plaintiffs") served the Company and certain officers and directors of the Company (the "Defendants") with a lawsuit filed in the Circuit Court of the State of Oregon for the County of Multnomah, alleging that the Defendants violated certain Oregon Securities Laws in connection with the Plaintiffs'
investments in the Company, breached the contracts with the Plaintiffs and committed fraud in connection with such contracts. In this action, the plaintiffs are seeking reimbursement for their investments and lost profits in an amount to be determined by trial. On or about February 22, 1999, the Plaintiffs served Defendants with an Amended Complaint seeking approximately $1.3 million for added allegations regarding alleged breaches of agreements between the Company and American Industries providing the Company with letters of credit. On or about September 1, 1999 American Industries obtained a judgment on the issues in the case relating to the letters of credit. Trial on the remaining securities law claims is currently scheduled for late November, 1999. The Company believes these claims are without merit and intends to vigorously defend against them on its own behalf as well as on behalf of the other Defendants.

On or about July 9, 1999, Imperial Bank (the "Plaintiff") served The Company and its various operating units with a lawsuit filed in the Superior Court of the State of California for the County of San Diego, alleging breach of credit agreements and seeking foreclosure of personal property security interest, appointment of a receiver, and injunctive relief. At the same time, the Plaintiff filed a motion asking the Court for the appointment of an operational receiver. On August 20, 1999, the Court granted the Plaintiff's request and on August 23, 1999, an operational receiver assumed control of the day-to-day operations of the Company (see discussion, supra, under Management's Discussion and Analysis). The Company had filed an answer to the complaint and the case is progressing through normal procedures.

Throughout Fiscal Year 1999, and through the date of this filing, various creditors of the Company have made claims and/or served the Company with lawsuits alleging the failure of the Company to pay its obligations to them in a total amount exceeding $2.5 million. The lawsuits are in various stages. Some have resulted in judgments being entered against the Company. Should the Company be required to pay the full amount demanded in each of these claims and lawsuits, such a requirement would have a material adverse impact on the operations of the Company. However, the superior security interest held by Imperial Bank has prevented these creditors from collecting on their judgments.

Furthermore, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

Note 12. Related Party Transactions
-----------------------------------

A former director receives compensation as a consultant to the Company on corporate matters and investment banking issues under an agreement expiring in June 2002. These consulting fees amounted to $56 thousand in fiscal 1999, $120 thousand in fiscal 1998, and $120 thousand in 1997. Effective July 1, 1998, the annual consulting fee under the agreement has been reduced to $56 thousand. During fiscal 1996, approximately $81 thousand of accrued consulting fees and $27 thousand of accrued directors fees owed to this former director were converted into unregistered shares of the Company's common stock. During fiscal 1998, as consideration for services provided relating to the private placement of the Series C Preferred Stock, this former director received commissions and expense reimbursement totaling $200 thousand of which $100 thousand was paid in cash and $100 thousand was used to exercise warrants for 100,000 shares at a price of $1.00 per share.

In June 1998, one of the Company's former directors converted a loan of $100 thousand into 64,516 shares of the Company's common stock.

In June 1998, a director of the Company loaned $1 million to the Company under a 10% note payable due on or after December 31, 1998 and convertible into the Company's common stock at the lesser of $2.36 per share or 85% of the volume weighted trade price on the date of conversion. In fiscal 1999, this loan plus accrued interest and directors fees totaling $265 thousand were converted into 253 shares of Series E Preferred Stock.

Note 13. Events Subsequent to June 30, 1999
-------------------------------------------

Subsequent to June 30, 1999, notes payable of $1,000 thousand were converted into 230 shares of Series E Preferred Stock; Series D Preferred Stock totaling $740 thousand was converted into 2,348,089 shares of common stock; and, Series E Preferred Stock totaling $3,620 thousand was converted into 8,838,479 shares of common stock. In addition, the Company issued 10,690,888 shares of its common stock at prices ranging from $0.30 to $1.00 per share to fund operations and to settle certain claims, judgements, and other obligations.

ITEM 9.

Changes In and  Disagreements  With  Accountants
On  Accounting  and  Financial Disclosure
------------------------------------------------

None

Part III

Pursuant to General Instruction G(3) to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement with respect to its 1999 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A or to an amendment to the Form 10-K within 120 days after June 30, 1999.

PART IV

ITEM 14.

EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K
------------------------------------------------------------------

(a)  Documents filed as part of this Form 10-K:

     (1)  FINANCIAL STATEMENTS:

     The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statement.

     (2)  FINANCIAL STATEMENT SCHEDULES:

     Financial Statement Schedules have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30,1999.

(c)  Exhibits.

The following  exhibits are filed as part of, or
incorporated by reference into, this Form 10-K:
------------------------------------------------

3(a) Certificate of Incorporation of the Company, as amended, and currently in effect. See also below. (Incorporated by reference to Exhibit 3(a)
          to 1988 Form 10-K.)                                                  *

3(b) Certificate of Amendment of Certificate of Incorporation of the Company, filed February 8, 1995, as amended, and currently in effect.
          (Incorporated by reference to Exhibit 3(b) to 1995 Form 10-K.)       *

3(c)      Certificate  of  Amendment  of  Certificate  of  Incorporation  of the
          Company,  filed May 23,  1997,  as amended,  and  currently in effect.
          (Incorporated by reference to 1997 Form 10-K.)                       *

3(d) Certificate of Amendment of Certificate of Incorporation, filed January 12, 1999, as amended and currently in effect. (Incorporated by reference to Form 10-Q for the period ended December 31, 1998.) *

3(e) Certificate Eliminating Reference to Certain Series of Shares of Stock from the Certificate of Incorporation, filed January 12, 1999, as amended and currently in effect. (Incorporated by reference to Form
          10-Q for the period ended December 31, 1998.)                        *

3(f)      By-Laws  of  the  Company,  as  amended,   and  currently  in  effect.
          (Incorporated by reference to Exhibit 3(b) to 1997 Form 10-K.)       *

4(a) Amended Certificate of Designation of Imaging Technologies Corporation with respect to the 5% Convertible Preferred Stock. (Incorporated by
          reference to Exhibit 4(d) to 1987 Form 10-K.)                        *

4(b) Amended Certificate of Designation of Imaging Technologies Corporation with respect to the 5% Series B Convertible Preferred Stock.
          (Incorporated by reference to Exhibit 4(b) to 1988 Form 10-K.)       *

4(c)      Certificate  of  Designations,  Preferences  and  Rights  of  Series C
          Convertible  Preferred  Stock  of  Imaging  Technologies  Corporation.
          (Incorporated by reference to Exhibit 4(c) to 1998 Form 10-K.)       *

4(d) Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series D Convertible Preferred Stock, filed January 13, 1999. (Incorporated by reference to
          Form 10-Q for the period ended December 31, 1998.)                   *

4(e) Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series E Convertible Preferred Stock, filed January 28, 1999. (Incorporated by reference to
          Form 10-Q for the period ended December 31, 1998.)                   *

10(a.1)   1984 Stock Option Plan for the Company.  (Incorporated by reference to
          Form S-8, filed October 26, 1984, File No. 2-93993.)                 *

10(a.2) Forms of Standard Non-Qualified and Incentive Stock Option Agreement for 1984 Stock Option Plan. (Incorporated by reference to Form S-8,
          filed October 26, 1984, File No. 2-93993.)                           *

10(b.1)   1988 Stock Option Plan for the Company.  (Incorporated by reference to
          Exhibit 10(g) to 1989 Form 10-K.)                                    *

10(b.2)   Amendment and Restatement of 1988 Stock Option Plan.  (Incorporated by
          reference to Exhibit 10(d) to 1991 Form 10-K.)                       *

10(b.3) Forms of Standard Non-Qualified and Incentive Stock Option Agreement for 1988 Stock Option Plan. (Incorporated by reference to Exhibit
          10(e) to 1991 Form 10-K.)                                            *

10(c) Standard Industrial Lease Multi-Tenant-Modified Net dated January 24, 1996 between the Company and Bernardo View, Ltd.; addendum I and addendum II to lease; addendum Ill to lease. (Incorporated by
          reference to Exhibit 10(c) to 1996 Form 10-KSB.)                     *

10(d) Reference is made to the various stock options and warrants granted in 1996 to directors and executive officers of the Company as described in Notes 6 and 7 to the 1996 Financial Statements. (Incorporated by reference to Forms S-8 dated February 12, 1996, File Nos. 333-00871,
          333-00873 and 333-00879.)                                            *

10(e.1) Executive Employment Agreement, as amended, between the Company and Edward W. Savarese, dated July 1, 1990, and amended as of February 25, 1994. (Incorporated by reference to Exhibit 10(k) to 1994 Form
          10-KSB.)                                                             *

10(e.2) Compensation Agreement between the Company and Edward W. Savarese, dated November 16, 1992. (Incorporated by reference to Exhibit 10(af)
          to 1993 Form 10-KSB.)                                                *

10(e.3) Amendment to Employment Agreement between the Company and Edward W. Savarese dated April 1, 1998. (incorporated by reference to Exhibit
          10(e.3) to 1998 Form 10-K.)                                          *

10(e.4) Amendment to Executive Employment Agreement between the Company and Edward W. Savarese dated June 12, 1998. (Incorporated by reference to
          Exhibit 10(e.4) to 1998 Form 10-K.)                                  *

10(f) Compensation Agreement between the Company and Harry J. Saal dated November 16, 1992. (Incorporated by reference to Exhibit 10(ad) to
          1993 Form 10-KSB.)                                                   *

10(g.1) Compensation Agreement between the Company and Irwin Roth dated November 16, 1992. (Incorporated by reference to Exhibit 10(ag) to
          1993 Form 10-KSB.)                                                   *

10(g.2) Consulting Agreement, dated April I, 1994, between the Company and Irwin Roth. (Incorporated by reference to Exhibit 10(az) to 1994 Form
          10-KSB.)                                                             *

10(g.3) Amendment to Consulting Agreement dated June 12, 1998 between the Company and Irwin Roth. (Incorporated by reference to Exhibit 10(g.3)
          to 1998 Form 10-K.)                                                  *

10(h) Acquisition Agreement for acquisition of Prima International subsidiary on October 1, 1993. (Incorporated by reference to Exhibit
          2.1 to Amendment No. 1 to Form 8K/A dated October 14. 1993.)         *

10(i.1) Third Party Development Partner License Agreement, effective October 22, 1993, between the Company and Adobe Systems Incorporated. (Incorporated by reference to Exhibit 10(ai) to 1994 Form 10-KSB.) *

10(i.2)   Reference  Port  Appendix  No.  I  dated  October  22,  1993,  to  the
          Postscript  Support  Source  and  Object  Code  Distribution   License
          Agreement between Adobe Systems Incorporated and the Company. (Incorporated by reference to Exhibit 10(aj) to 1994 Form 10-KSB.) *

10(j) ITEC/APS License Agreement dated March 28. 1994, between the Company and Integrated Device Technology, Inc. (Incorporated by reference to
          Exhibit 10(ak) to 1994 Form 10-KSB.)                                 *

10(k) International Sales Representative Agreement dated October 15, 1993, between the Company and Nippo Ltd. (Incorporated by reference to
          Exhibit 10(ao) to 1994 Form 10KSB.)                                  *

10(l) Consulting Agreement dated September 17, 1993 between the Company and Marius A. Robinson. (Incorporated by reference to Exhibit 10(aq) to
          1994 Form 10-KSB.)                                                   *

10(m.1) Warrant Purchase Agreement, dated September 17. 1993, between the Company and Robinson International Ltd. (Incorporated by reference to
          Exhibit 10(ar) to 1994 Form 10-KSB.)                                 *

10(m.2) Warrant Certificate for 250,000 Warrants to Purchase Shares of Common Stock of the Company at $1.50 per share dated September 17, 1993, between the Company and Robinson International, Ltd. (Incorporated by
          reference to Exhibit 10(as) to 1994 Form 10-KSB.)                    *

10(m.3) Warrant Certificate for 250,000 Warrants to Purchase Shares of Common Stock of the Company at $1.00 per share dated September 17, 1993, between the Company and Robinson International, Ltd. (Incorporated by
          reference to Exhibit 10(at) to 1994 Form 10KSB.)                     *

10(n) ITEC/MEl License Agreement dated September 30, 1994 between the Company and Matsushita Electric Industrial Co., Ltd. (Incorporated by
          reference to Exhibit 10(aac) to 1994 Form 10-KSB.)                   *

10(o) Form of Standard Warrant Agreement dated January 3, 1996 issued to Harry J. Saal as described in Note 6 to the 1996 Financial Statements. (Incorporated by reference to Exhibit 10(o) to 1996 Form 10-KSB.) *

10(p) Form of Standard Warrant and Consulting Agreement issued to consultants as described in Note 6 to the 1996 Financial Statements. (Incorporated by reference to Form S-8 dated May 9, 1996, File Number
          333-03375.)                                                          *

10(q) Compensation Agreement between the Company and Brian Bonar dated September 1, 1994. (Incorporated by reference to Exhibit 10(q) to 1996
          Form 10-KSB.)                                                        *

10(q.1) Amendment to Employment Agreement between the Company and Brian Bonar dated April 1, 1998. (Incorporated by reference to Exhibit 10(q.1) to
          1998 Form 10-K.)                                                     *

10(r) Promissory Note between Imperial Bank and the Company dated June 23, 1998. (Incorporated by reference to Exhibit 10(r) to 1998 Form 10-K.)*

10(s) Security and Loan Agreement and Addendum thereto (Eximbank Facility) between Imperial Bank and the Company dated June 23, 1998. (Incorporated by reference to Exhibit 10(s) to 1998 Form 10-K.) *

10(t)     Security and Loan Agreement and Addendum  thereto (Foreign Insured A/R
          Line) between Imperial Bank and the Company dated June 23.1998. (Incorporated by reference to Exhibit 10(t) to 1998 Form 10-K.) *

10(u) Security and Loan Agreement and Addendum thereto (Domestic Line) between Imperial Bank and the Company dated June 23,1998. (Incorporated by reference to Exhibit 10(u) to 1998 Form 10-K.) *

10(v) Amended and Restated Agreement and Plan of Merger and Plan of Reorganization dated February 12, 1997 between and among NewGen Systems Acquisition Corporation, NewGen Imaging Technologies Corporation and Personal Computer Products, Incorporated.
          (Incorporated by reference to form 8-K dated April 28, 1998.)        *

10(w) Warrant to Purchase Stock between Imperial Bank and the Company dated June 23, 1998. (Incorporated by reference to Exhibit 10(w) to 1998
          Form 10-K.)                                                          *

10(x) Securities Purchase Agreement between Buyers and the Company dated August 21, 1997. (Incorporated by reference to Exhibit 10(x) to 1998
          Form 10-K.)                                                          *

10(y) Registration Rights Agreement between Buyers and the Company dated August 21, 1997 (Incorporated by reference to Exhibit 10(y) to 1998
          Form 10-K.)                                                          *

10(z)     Form of  Warrant  to  Purchase  Common  Stock  between  buyers and the
          Company dated August  21,1997.  (Incorporated  by reference to Exhibit
          10(z) to 1998 Form 10-K.)                                            *

10(aa) Promissory Note between DataProducts Corporation, NewGen Imaging Systems, Inc. and the Company dated June 30, 1998. (Incorporated by
          reference to Exhibit 10(aa) to 1998 Form 10-K.)                      *

10(ab) Stock Purchase Agreement between the Company and Stockholders of New Media Memory Inc. dated November 28, 1997. (Incorporated by reference
          to Exhibit 10(bb) to 1998 Form 10-K.)                                *

10(ac) Agreement and Plan of Merger and Plan of Reorganization between the Company, ITEC Sub and Color Solutions, Incorporated dated November 30,1997. (Incorporated by reference to Exhibit 10(ac) to 1998 Form
          10-K.)                                                               *

10(ad) Forbearance Agreement entered into as of November 4, 1998, by and among the Company, certain of the Company's subsidiaries and Imperial Bank. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the
          period ended December 31, 1998.)                                     *

10(ae) Letter of Credit Reimbursement Agreement dated as of November 18, 1998, by and between the Company and American Industries, Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period
          ended December 31, 1998.)                                            *

10(af) Securities Purchase Agreement dated as of January 13, 1999, by and among the Company and the applicable parties named therein. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period
          ended December 31, 1998.)                                            *

10(ag) Registration Rights Agreement dated as of January 13, 1999, by and among the Company and the applicable parties named therein. (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period
          ended December 31, 1998.)                                            *

10(ah) Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share dated January 1, 1999, between the Company and each of the applicable parties named in Exhibit 10(af) hereto. (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period
          ended December 31, 1998.)                                            *

10(ai) Securities Purchase Agreement dated as of February 2, 1999, by and among the Company and the applicable parties named therein. (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period
          ended December 31, 1998.)                                            *

10(aj) Registration Rights Agreement dated as of February 2, 1999, by and among the Company and the applicable parties named therein. (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the period
          ended December 31, 1998.)                                            *

10(ak) Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share dated February 2, 1999, between the Company and each of the applicable parties named in Exhibit 10(aj) hereto. (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the period
          ended December 31, 1998.)                                            *

10(al) Exchange Agreement dated as of February 19, 1999, by and among the Company and the applicable parties named therein. (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the period ended December
          31, 1998.)                                                           *

10(am) Form of Warrant to Purchase 50,000 shares of Common Stock of ITEC at $1.50 per share, dated March 5, 1999, between ITEC and Carmel Mountain Environmental L.L.C. (Incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-3 filed July 16, 1999, File No. 333-77629.)*

10(an) Form of Warrant to Purchase 50,000 Shares of Common Stock of ITEC at $1.50 per share dated March 5, 1999, between ITEC and Carmel Mountain #8 Associates, L.P. (Incorporated by reference to Exhibit 4.10 to Amendment No. 2 to Form S-3 filed July 16, 1999, File No. 333-77629.)*

10(ao) Lease Letter Agreement, dated March 1, 1999, by and among ITEC, Carmel Mountain #8 Associates, L.P. and Carmel Mountain Environmental L.L.C. (Incorporated by reference to Exhibit 4.11 to Amendment No. 2 to Form
          S-3 filed July 16, 1999, File No. 333-77629.)                        *

10(ap) Form of Warrant to Purchase 5,000 Shares of Common Stock of ITEC at $1.50 per share, dated March 5, 1999 between ITEC and John P. Mulder. (Incorporated by reference to Exhibit 4.12 to Amendment No. 2 to Form
          S-3 filed July 16, 1999, File No. 333-77629.)                        *

10(aq) Form of Warrant to Purchase 5,000 Shares of Common Stock of ITEC at $1.50 per share, dated March 5, 1999 between ITEC and Steve Tiritilli. (Incorporated by reference to Exhibit 4.13 to Amendment No. 2 to Form
          S-3 filed July 16, 1999, File No. 333-77629.)                        *

10(as) Partial Settlement Agreement, dated March 30, 1999, by and between ITEC and the party listed on the signature page thereto. (Incorporated by reference to Exhibit 4.14 to Amendment No. 2 to Form S-3 filed July
          16, 1999, File No. 333-77629.)                                       *

10(at) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and Software Technology, Inc. (Incorporated by reference to Exhibit 4.15 to Amendment No. 2 to Form S-3 filed July 16, 1999,
          File No. 333-77629.)                                                 *

10(au) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and Mark A. Osman. (Incorporated by reference to Exhibit
          4.16 to  Amendment  No. 2 to Form S-3 filed  July 16,  1999,  File No.
          333-77629.)                                                          *

10(av) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and Carmine J. Bua, III. (Incorporated by reference to
          Exhibit 4.17 to Amendment No. 2 to Form S-3 filed July 16, 1999,  File
          No. 333-77629.)                                                      *

10(aw) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and Frank Leonardi. (incorporated by reference to Exhibit
          4.18 to  Amendment  No. 2 to Form S-3 filed  July 16,  1999,  File No.
          333-77629.)                                                          *

10(ax) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and Brian Bonar. (Incorporated by reference to Exhibit
          4.19 to  Amendment  No. 2 to Form S-3 filed  July 16,  1999,  File No.
          333-77629.)                                                          *

10(ay) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and A.L. Dubrow, including assignment of rights documentation. (Incorporated by reference to Exhibit 4.20 to Amendment
          No. 2 to Form S-3 filed July 16, 1999, File No. 333-77629.)          *

10(az) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and Frank Kavanaugh, including assignment of rights documentation. (Incorporated by reference to Exhibit 4.21 to Amendment
          No. 2 to Form S-3 filed July 16, 1999, File No. 333-77629.)          *

10(ba) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and Gerry Berg. (Incorporated by reference to Exhibit
          4.22 to  Amendment  No. 2 to Form S-3 filed  July 16,  1999,  File No.
          333-77629.)                                                          *

10(bb) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and Joseph Pfeuffer. Incorporated by reference to
          Exhibit 4.23 to Amendment No. 2 to Form S-3 filed July 16, 1999,  File
          No. 333-77629.)                                                      *

10(bc) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and Christopher McKee (Incorporated by reference to
          Exhibit 4.24 to Amendment No. 2 to Form S-3 filed July 16, 1999,  File
          No. 333-77629.)                                                      *

10(bd) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and David Carver. (Incorporated by reference to Exhibit
          4.25 to  Amendment  No. 2 to Form S-3 filed  July 16,  1999,  File No.
          333-77629.)                                                          *

10(be) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and Paul Barber. (Incorporated by reference to Exhibit
          4.26 to  Amendment  No. 2 to Form S-3 filed  July 16,  1999,  File No.
          333-77629.)                                                          *

10(bf) Debt Forgiveness Agreement, dated as of December 30, 1998, by and between ITEC and Dale Richmond. (Incorporated by reference to Exhibit
          4.27 to  Amendment  No. 2 to Form S-3 filed  July 16,  1999,  File No.
          333-77629.)                                                          *

10(bg) Agreement, dated December 30, 1998, by and between ITEC and Daniel Caldwell. (Incorporated by reference to Exhibit 4.28 to Amendment No.
          2 to Form S-3 filed July 16, 1999, File No. 333-77629.)              *

10(bh)    Common Stock Purchase Agreement.  Incorporated by reference to Exhibit
          10.1 to the  Company's  Report  on Form  10-Q  for  the  period  ended
          September 30, 1998.                                                  *

10(bi) Form of Subordinated Note Purchase Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the
          period ended September 30, 1998.                                     *

10(bj)    Settlement and Mutual Release Agreement.  Incorporated by reference to
          Exhibit 10.7 to the Company's Report on Form 10-Q for the period ended
          September 30, 1998.                                                  *

10(bk)    Registration  Rights  Agreement.  Incorporated by reference to Exhibit
          10.6  to the  Company's  Report  on Form  10-Q  for the  period  ended
          September 30, 1998.                                                  *

10(bl) Form of Convertible Subordinated Promissory Note. Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the
          period ended September 30, 1998.                                     *

10(bm)    Form of Common Stock Purchase  Warrant.  Incorporated  by reference to
          Exhibit  10.12 to the  Company's  Report on Form  10-Q for the  period
          ended September 30, 1998.                                            *

10(bn)    Form of Common Stock Purchase  Warrant.  Incorporated  by reference to
          Exhibit 10.9 to the Company's Report on Form 10-Q for the period ended
          September 30, 1998.                                                  *

10(bo)    Form of Common Stock Purchase  Warrant.  Incorporated  by reference to
          Exhibit 10.5 to the Company's Report on Form 10-Q for the period ended
          September 30, 1998.                                                  *

10(bp) Settlement Agreement, dated April 1999, by and between ITEC and Hiram French. (Incorporated by reference to Exhibit 4.38 to Amendment No. 2
          to Form S-3 filed July 16, 1999, File No. 333-77629.)                *

10(bq) Settlement Agreement, dated April, 1999, by and between ITEC and Edward W. Savarese. (Incorporated by reference to Exhibit 4.39 to Amendment No. 2 to Form S-3 filed July 16, 1999, File No. 333-77629.)*

10(br) Form of Warrant to Purchase 60,000 Shares of Common Stock of ITEC at $2.50 per share, dated June 23, 1998, between ITEC and Imperial Bank. (Incorporated by reference to Exhibit 4.40 to Amendment No. 2 to Form
          S-3 filed July 16, 1999, File No. 333-77629.)                        *

10(bs) Standard Industries/Commercial Single-Tenant Lease-Net, dated February 22, 1999 and addendum thereto dated March 5, 1999, by and between Carmel Mountain #8 Associates, L.P. and ITEC. (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the period ended March 31, 1999.)

10(bt) 1999 Special Compensation Plan for certain directors, officers and employees of the Company. (Incorporated by reference to Form S-8,
          filed June 18, 1999.)                                                *

10(bu) Form of Restated and Amended Common Stock Purchase Warrants relating to Exhibit 10(bt) above. (Incorporated by reference to Form S-8, filed
          June 18, 1999.)                                                      *

10(bv)    Form of  Compensation  Agreement  relating  to Exhibit  10(bt)  above.
          (Incorporated by reference to Form S-8, filed June 18, 1999.)        *

10(bw) Consulting Agreement dated as of January 10, 1999 between Howard Schraub and the Company. (Incorporated by reference to Form S-8, filed January 20, 1999.)

10(bx) Consulting Agreement dated as of January 10, 1999 between George Furla and the Company. (Incorporated by reference to Form S-8, filed January
          20, 1999.)                                                           *

10(by) Consulting Agreement dated as of January 10, 1999 between Peter Benz and the Company. (Incorporated by reference to Form S-8, filed January
          20, 1999.)                                                           *

10(bz) Consulting Agreement dated as of November 20, 1998 between Richard Kaplan and the Company. (Incorporated by reference to Form S-8, filed
          February 22, 1999.)                                                  *

10(ca) Consulting Agreement dated January 10, 1999 between Peter Benz and the Company. (Incorporated by reference to Form S-8, filed February 22,
          1999.)                                                               *

10(cb) Consulting Agreement dated June 1, 1999 between Howard Schraub and the Company. (Incorporated by reference to Form S-8, filed June 7, 1999.)*

10(cc) Consulting Agreement dated June 1, 1999 between George Furla and the Company. (Incorporated by reference to Form S-8, filed June 7, 1999.)*

10(cd) Consulting Agreement dated June 1, 1999 between Peter Benz and the Company. (Incorporated by reference to Form S-8, filed June 7, 1999.)*

10(ce) Consulting Agreement dated July 1, 1999 between Howard Schraub and the Company. (Incorporated by reference to Form S-8, filed August 4,
          1999.)                                                               *

10(cf) Consulting Agreement dated July 1, 1999 between George Furla and the Company. (Incorporated by reference to Form S-8, filed August 4,
          1999.)                                                               *

10(cg) Consulting Agreement dated July 1, 1999 between Peter Benz and the Company. (Incorporated by reference to Form S-8, filed August 4,
          1999.)                                                               *

10(ch) Consulting Agreement dated July 1, 1999 between Richard Kaplan and the Company. (Incorporated by reference to Form S-8, filed August 4,
          1999.)                                                               *

10(ci) Consulting Agreement dated July 1, 1999 between Franz Herbert and the Company. (Incorporated by refrence to Form S-8, filed August 4,
          1999.)                                                               *

10(cj) Consulting Agreement dated July 1, 1999 between Peter Benz and the Company. (Incorporated by reference to Form S-8, filed September 22,
          1999)                                                                *

10(ck) Consulting Agreement dated July 1, 1999 between Richard Kaplan and the Company. (Incorporated by reference to Form S-8, filed September 22,
          1999)                                                               *

21        List of Subsidiaries of the Company.                                **

23       Consent of Independent Accountants.                                  **

27       Financial Data Sheet                                                 **


Exhibits 10(a.1),  (a.2),  (b.l), (b.2), (b.3), (d), (e.1), (e.2), (e.3), (e.4),
(f), (g.l), (g.2), (g.3), (q), (q. 1), (as),(at),  (au), (av), (aw), (ax), (ay),
(az),  (ba),  (bb),  (bc), (bd), (be), (bf), (bg), (bp), (bq), (bt), (bu), (bv),
(b2), (bx), (by), (bz) and (ca)-(ck) are management contracts or compensatory plans or arrangements.

The Company will furnish a copy of any exhibit to a requesting stockholder upon payment of the Company's reasonable expenses in furnishing any such exhibits.

* Exhibit is incorporated by reference only and a copy in not included in this Form 10-K filing.

**  Filed herewith.

Exhibit 21 - Subsidiaries of the Company
----------------------------------------

1. Prima International, a California corporation and a wholly-owned subsidiary of ITEC. (Inactive).

2. Laser Printer Accessories Corporation, a Delaware corporation and a wholly-owned subsidiary of ITEC (Inactive).

3. Personal Computer Products, Inc., a California corporation and a wholly-owned subsidiary of ITEC. (Inactive).

4. Co-Processors, Inc., a California corporation and a wholly-owned subsidiary of ITEC (Inactive).

5.        NewGen  Imaging  Systems,   Inc.,  a  California   corporation  and  a
          wholly-owned subsidiary of ITEC. (Inactive).

6. Color Solutions, Inc., a California corporation and a wholly-owned subsidiary of ITEC. (Inactive).

7. McMican Corporation, a California corporation and a wholly-owned subsidiary of ITEC. (Inactive).

8.        DealSeekers.com,   Incorporated,   a   Delaware   corporation   and  a
          wholly-owned subsidiary of ITEC.

9. AMT Accel UK Ltd., located at Ritz Plaza House, Denton Road, Milbanke Way, Wokingham, Berks.

10. ITEC Europe Ltd., located at Ritz Plaza House, Denton Road, Milbanke Way, Wokingham, Berks.

Exhibit 23 - Consent of Independent Accountants
-----------------------------------------------

We hereby consent to the incorporation by reference in each of the Registration Statements on Form S-8 (No.'s 333-72957, 33-80135, 333-81033, 333-84457, and
333-87541) and Form S-3 (No.'s 333-77629 and 333-70925) of Imaging Technologies Corporation of our report dated October 11, 1999 appearing in the June 30, 1999 Annual Report of this Form 10-K.

/s/ BOROS & FARRINGTON APC
------------------------------
BOROS & FARRINGTON APC
San Diego, California
October 13, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 13, 1999                IMAGING TECHNOLOGIES CORPORATION

                                       By:         /s/ BRIAN BONAR
                                             ----------------------------------
                                                     Brian Bonar

                                        President, Chief Executive Officer, and
                                        Acting Chief Financial Officer

POWER OF ATTORNEY
-----------------

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signatures appears below constitutes and appoints Brian Bonar as his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                   TITLE                                    DATE

 /s/  Harry J. Saal          Chairman of the Board of        October 13, 1999
-------------------------    Director

 /s/  Brian Bonar            President, Chief Executive,     October 13, 1999
-------------------------    Officer, Acting Chief Financial
                             Offficer and Director

 /s/  A.L. Dubrow            Director                        October 13, 1999
-------------------------

 /s/  David M. Carver        Director                        October 13, 1999
-------------------------

Exhibit 27.1

Financial Data Schedule

DOCUMENT
TYPE                                                 EX-27
DESCRIPTION
TEXT
ARTICLE                                                       5
CIK                                                  0000725394
NAME                           IMAGING TECHNOLOGIES CORPORATION
TABLE
[S]                                                  [C]
PERIOD TYPE                                          <Q>
FISCAL YEAR END                                      JUN-30-99
PERIOD START
PERIOD END
CASH                                                 75,000
SECURITIES                                           0
RECEIVABLES                                          1,959,000
ALLOWANCES                                           0
INVENTORY                                            552,000
CURRENT ASSETS                                       3,163,000
PP&E                                                 986,000
DEPRECIATION                                         0
TOTAL ASSETS                                         7,250,000
CURRENT LIABILITIES                                  19,682,000
BONDS                                                0
PREFERRED-MANDATORY                                  0
PREFERRED-MANDATORY                                  6,875,000
COMMON                                               110,000
OTHER-SE                                             (19,417,000)
TOTAL LIABILITY AND EQUITY                           7,250,000
SALES                                                16,417,000
TOTAL REVENUES                                       17,297,000
CGS                                                  14,064,000
TOTAL COSTS                                          40,173,000
OTHER EXPENSES                                       0
LOSS-PROVISION                                       0
INTEREST-EXPENSE                                     1,969,000
INCOME-PRETAX                                        (24,865,000)
INCOME TAX                                           (264,000)
INCOME-CONTINUING                                    0
DISCONTINUED                                         0
EXTRAORDINARY                                        0
CHANGES                                              0
NET-INCOME                                           (25,129,000)
EPS-PRIMARY                                          (1.62)
EPS-DILUTED                                          (1.62)
TABLE
TEXT
DOCUMENT
SUBMISSION