Form 10-K/A
period 1999-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 1999-10-28
CIK 725394

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements for the past 90 days.  Yes [X]   No |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |_| No |_|

At October 11, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,694,266 based on the last trade price as reported by The Nasdaq SmallCap(R) Market. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At October 11, 1999, there were 43,823,672 shares of the registrant's Common Stock, $0.005 par value, issued and outstanding.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT EXECUTIVE OFFICERS

         The directors and executive officers of the Company, their ages and positions with the Company as of October 11, 1999 are as follows:


Name                    Age                Position
----                    ---                --------

Harry J. Saal            55     Chairman of the Board
Brian Bonar              52     President, Chief Executive Officer and Director
A.L. Dubrow              66     Director
David L. Carver          52     Director
Joseph J. Pfeuffer       54     Senior Vice President of Engineering
Philip J. Englund        55     Senior Vice President, General Counsel and
                                  Secretary
Christopher W. McKee     51     Senior Vice President of Operations Worldwide

INFORMATION ABOUT DIRECTORS

         HARRY J. SAAL has served as a director of the Company since 1983 and became the Company's Chairman of the Board in December 1995. From September 1993 through November 1995, Dr. Saal was President and Chief Executive Officer of Smart Valley, Inc., a company which helped create an electronic community in the San Francisco Bay Area. In addition, from 1986 until 1993, Dr. Saal was the President and a director of Network General Corporation, a company engaged in the design, manufacture and sale of diagnostic systems for local area networks (and related products). Dr. Saal serves as a director of Inprise Corporation.

         BRIAN BONAR has served as a director of the Company since August 1995. From August 1992 through April 1994, Mr. Bonar served as the Company's Director of Technology Sales and from April 1994 through September 1994, as the Company's Vice President, Sales and Marketing. In September 1994, Mr. Bonar became the Company's Executive Vice President, Sales, Marketing and, Engineering and in July 1997, Mr. Bonar was appointed as the Company's President and Chief Operating Officer. In April 1998, he was appointed as the Company's Chief Executive Officer. From 1991 to 1992, Mr. Bonar was Vice President of Worldwide Sales and Marketing for Bezier Systems, Inc., a San Jose, California-based manufacturer and marketer of laser printers. From 1990 to 1991, he was Worldwide Sales Manager for Adaptec, Inc., a San Jose-based laser printer controller developer. From 1988 to 1990, Mr. Bonar was Vice President of Sales and Marketing for Rastek Corporation, a laser printer controller developer located in Huntsville, Alabama. From 1984 to 1988, Mr. Bonar was employed as Executive Director of Engineering at QMS, Inc., an Alabama-based developer and manufacturer of high-performance color and monochrome printing solutions. Prior to these positions, Mr. Bonar was employed by IBM, U.K. Ltd. for approximately 17 years.

         A. L. DUBROW has served as a director of the Company since February 1997, at which time he was appointed as the Company's Vice President, Special Projects, a post in which he served until the middle of 1997. In 1996, Mr. Dubrow was involved in the acquisition and restructuring of NewGen Systems, Inc. and served as its President and Chief Executive Officer prior to such acquisition. From 1977 to April 1995, Mr. Dubrow was part of the senior management of BW/IP, an operation acquired from Borg Warner, where Mr. Dubrow served as General Manager from 1977 to 1992 and as Chief Operating Officer until April 1995.

         DAVID M. CARVER has served as a director of the Company from June 1998. From November 1995 through December 1997, Mr. Carver served in several key management positions, including Executive Vice President and Chief Operating Officer, of Network General Corporation, the $250-million software firm which in December 1997 merged with McAfee Associates to form Network Associates. From March 1994 to October 1995, Mr. Carver worked as an independent consultant for Institutional Venture Partners developing investment strategies for Internet business opportunities. Mr. Carver also spent 20 years with the Hewlett- Packard Company holding numerous management positions in the areas of sales and marketing.

INFORMATION ABOUT NON-DIRECTOR EXECUTIVE OFFICERS

         JOSEPH J. PFEUFFER has served as Senior Vice President of Engineering of the Company since February 1998. Prior to joining the Company, Mr. Pfeuffer was a Director of Engineering with Adobe Systems, Inc. during 1996 and 1997 where he was responsible for Postscript-Registration Mark- controller development. From 1990 to 1996 Mr. Pfeuffer was a Director of Engineering with Output Technology responsible for electronic and software engineering. Mr. Pfeuffer holds a B.S. degree from Stevens Institute of Technology and a Masters of Business Administration from Washington University.

         PHILIP J. ENGLUND has served as Senior Vice President, General Counsel and Secretary of the Company since February 1999. Prior to joining the Company, Mr. Englund served as general counsel to a number of companies on a contract basis from October 1997 through February 1999, as he had done form April 1995 through November 1996. He served as Senior Vice President, General Counsel and Secretary to The Titan Corporation from November 1996 through October 1997; and as Vice President and General Counsel to Optical Radiation Corporation from November 1986 through April 1995.

         CHRISTOPHER W. MCKEE has served as Senior Vice President of Operations Worldwide since June 1999 and served as Vice President of Finance and Operations of the Company from August 1998 to June 1999. Prior to joining the Company, Mr. McKee spent 23 years with Flowserve Corporation and its predecessor company, BW/IP, Inc., in various financial management positions, including most recently as its Director of Information Technology and Baan Implementation. Mr. McKee holds a masters in business administration from Pepperdine University.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The members of the Board, the executive officers of the Company and persons who hold more than 10 percent of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports which the Company received from such persons for their 1999 Fiscal Year transactions in the Common Stock and their Common Stock holdings, the Company, to the best of the Company's knowledge, believes that certain of the reporting requirements under Section 16(a) for such fiscal year were not met in a timely manner by its directors, executive officers and greater than 10 percent beneficial owners, including the following.

         Each of Messrs. Bonar, Pfeuffer, Englund and Charles Olson (a former CFO of the Company) did not timely file a Form 4 with the SEC with respect to transactions. In addition, each of Messrs. Carver, Saal,

Frank Leonardi (a former Vice President of Sales and Marketing of the Company), Olson, Bonar, Pfeuffer, Dubrow, McKee and Englund did not timely file a Form 5 with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning the cash compensation and certain other compensation paid, awarded, or accrued, by the Company to the Company's Chief Executive Officer and the two most highly compensated executive officers who were serving at the end of Fiscal Year 1999 and two former executive officers who served during Fiscal Year 1999, each of whose salary and bonus exceeded $100,000 for the 1999 fiscal year for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 1997, 1998 and 1999. The listed individuals shall be hereinafter referred to as the "Named Officers."

                                          SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                                                    Compensation     Compensation Awards
                                                  Annual            ------------  -------------------------
                                  Fiscal     -------------------    Other Annual  Options/        Other
Name and Principal Position        Year       Salary      Bonus     Compensation  SARS(#)      Compensation
                                  ------     --------   --------    ------------  ---------    ------------
Brian Bonar                        1999     $ 250,570   $  --         $  --        850,000       $  --
Director, President and Chief      1998       235,243      --            --        450,000          --
Executive Officer                  1997       179,303      --            --        150,000          --

Christopher McKee                  1999       129,250    20,000          --        100,000          --
Senior Vice President of           1998             0      --            --           --            --
Operations Worldwide               1997             0      --            --           --            --

Joseph Pfeuffer                    1999       132,250    20,000          --         27,000          --
Vice President of Engineering      1998        51,458      --            --         45,000          --
                                   1997             0      --            --           --            --

*Frank Leonardi                    1999       180,000      --          77,424(1)   100,000          --
Vice President of Worldwide Sales  1998             0      --            --           --            --
and Marketing (former)             1997             0      --            --           --            --

**Michael Clemens                  1999       149,007      --            --         60,000          --
Vice President of Accounting       1998             0      --            --           --            --
(former)                           1997             0      --            --           --            --


* Frank Leonardi resigned from his position with the Company in May of Fiscal Year 1999.

** Michael Clemens resigned from his position with the Company in March of Fiscal Year 1999.

(1)  Such sum was earned pursuant to sales commissions.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information on Options/SARs granted in the 1999 Fiscal Year to the Named Officers.

                                      -4-

                                                                                         ------------------------
                                                                                          Potential Realizable
                                                                                            Value at Assumed
                             Number of    Percent of Total                                Annual Rates of Stock
                             Securities     Options/SARs      Exercise                    Price Appreciation for
                             Underlying      Granted to        or Base                         Option Term
                            Options/SARs     Employees in       Price     Expiration     ------------------------
      Name                 Granted (#)(1)    Fiscal Year      ($/share)       Date          5% ($)        10% ($)
-------------------        --------------    ------------     ---------   ----------     ----------    ----------
Brian Bonar                   850,000            30             1.13        2/19/08      $1,768,000    $3,383,000

Christopher McKee             100,000             4             2.65        8/11/09          56,000       246,000

Joseph Pfeuffer                27,000             1             0.75        6/9/09           66,420       117,720

Frank Leonardi                100,000             4             1.90        8/18/08         131,000       321,000

Michael Clemens                60,000(2)          7             1.90        8/18/08         78,6000       192,600

(1) Warrants/options become exercisable monthly over a 10 year period from date of grant. Each warrant/option was issued at the then market price.

(2) An additional 140,000 warrants/options originally granted to Mr. Clemens were canceled pursuant to his March 1999 resignation.


AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table provides information on option exercises in the 1999 Fiscal Year by the Named Officers and the value of such Named Officers' unexercised options at June 30, 1999. Warrants to purchase Common Stock are included as options. No stock appreciation rights were exercised by the Named Officers during the 1999 Fiscal Year, and no stock appreciation rights were held by them at the end of the 1999 Fiscal Year.

                                                        Number of Securities          Value of Unexercised
                                                        Underlying Unexercised     In-the-money Options/SARs
                                                     Options/SARs at FY-end (#)    At Fiscal Year End ($) (1)
                          Shares                     ---------------------------   ---------------------------
                        Acquired on       Value
        Name            Exercise (#)   Realized ($)  Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------   ------------   ------------  -----------   -------------   -----------   -------------
Brian Bonar                     0       $      0        150,000        700,000      $126,582        $590,716

Christopher McKee               0              0         33,333         81,668             0               0

Joseph Pfeuffer            27,000         20,250         18,752         26,248             0               0

Frank Leonardi                  0              0         50,229        149,771         1,290           5,590

Michael Clemens                 0              0         60,000              0         4,128               0

(1) At the 1999 Fiscal Year end, the average of the bid and asked price of the Common Stock on that date as quoted by the NASD Electronic Bulletin Board was $1.9688.

COMPENSATION OF DIRECTORS

         As Chairman of the Board of Directors of the Company, Harry J. Saal receives a monthly fee of $4,500 from the Company and as a member of the Board of Directors of the Company, David Carver receives a monthly fee of $2,500 from the Company. No other director receives any fees or other compensation for their services as members of the Company's Board of Directors.

EMPLOYMENT   CONTRACTS,   TERMINATION   OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

         The Company entered into an employment agreement with Dr. Savarese as of July 1, 1990, which was amended in 1994, 1997 and 1998, calling for employment through June 30, 2002. The salary under the amended agreement, commencing July 1, 1998, is $198,750 per year.

         The Company also entered into an employment agreement with Mr. Bonar (with Dr. Savarese, the "Executives"), effective September 1, 1994, and amended April 1, 1998, calling for employment through June 30, 1999, at an annual base salary of $250,000 plus incentive bonus.

         These employment agreements provide that, in the event of termination without cause, whether or not occurring in the aftermath of a change in corporate control, the Company shall pay, within 72 hours after his termination, his entire salary for the remainder of the entire term, and shall also continue his fringe benefits for the remainder of the entire term.

         In the event of an Executive's death or permanent disability, his salary shall continue during the entire term, and his stock options shall be exercisable until two years after his death or permanent disability.

         An Executive shall be entitled to severance pay equal to one-half of his fiscal 1999 annual salary if his employment terminates upon the scheduled expiration of the employment agreement, or if he is terminated without cause within six months before the scheduled expiration of the employment agreement.

         The Company entered into an employment agreement with Mr. Englund as of February 22, 1999, which calls for a base monthly salary of $11,667.67 for a term of three years. Pursuant to his employment agreement, Mr. Englund is eligible for the following bonuses:

     - $5,000 quarterly bonuses based upon achievement of objectives to be mutually agreed-upon by Mr. Englund and the Company's chief executive officer; and

     - at the sole discretion of the Company, Mr. Englund may receive from time to time additional compensation or benefits.

         In addition, Mr. Englund also receives other employee benefits, including certain medical benefits and eligibility to be part of the Company 401(k) plan.

         Mr. Englund's employment agreement provides that, in the event of termination without cause, termination for good reason or pursuant to change in corporate control, the Company shall pay, within 72 hours after his termination, an amount equal to six months of his salary together with any other compensation or benefits owed to him by the Company. In the event of his death or permanent disability, his salary shall continue during the entire term, and his stock options shall be exercisable until two years after his death or permanent disability. Mr. Englund shall be entitled to severance pay equal to one-half of his annual salary if his employment terminates upon the scheduled expiration of the employment agreement or if he is terminated without cause within six months before the scheduled expiration of the employment agreement.

         The Company entered into an employment letter agreement with Mr. McKee as of August 3, 1998, calling for a base monthly salary of $11,750. Pursuant to the terms of his letter agreement, Mr. McKee is eligible for the following bonuses:

     - quarterly bonus based on the Company achieving quarterly sales and profit objectives; and

     - at the sole discretion of the Board, Mr. McKee may receive from time to time a percentage of the Company's net income.

         He also received 100,000 stock option grants pursuant to the terms of the Company's employee stock option plan and presently receives other employee benefits, including certain medical benefits and eligibility to be part of the Company 401(k) plan. Mr. McKee's employment with the Company is "at-will" and may be terminated at any time.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee currently consists of Dr. Saal and Mr. Carver. None of these individuals was an officer or employee of the Company at any time during the 1999 Fiscal Year or at any other time.

         No current executive officer of the Company has ever served as a member of the Board or Compensation Committee of any other entity that has or has had one or more executive officers serving as a member of the Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the best of the Company's knowledge with respect to the beneficial ownership of Common Stock as of October 11, 1999, by (i) all persons who are beneficial owners of five percent (5 percent) or more of the Common Stick, (ii) each director, and (iii) all current directors and executive officers individually and as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. In regard to Balmore Funds S.A. and Austost Anstalt Schaan, these investors have contractually agreed pursuant to the Series D Agreement not to hold at any given time more than 9.999 percent of the outstanding shares of Common Stock.

                                                        Shares of
Beneficial Ownership of Common Stock                     Common      Percentage
------------------------------------                    ---------    ----------

Harry J. Saal Trust UTA Dated 7/19/72 (2)               8,511,583       16.3%
Austost Anstalt Schaan (3)                              4,222,014        8.8
Balmore Funds S.A. (4)                                  4,134,933        8.6
Brian Bonar (5)                                           296,047         *
A.L. Dubrow (6)                                           256,284         *
Joseph Pfeuffer (7)                                        88,625         *
David M. Carver (8)                                        33,333         *
Philip Englund (9)                                         28,667         *
Christopher W. McKee                                            0         *
All current directors and executive officers
 (group of 7) (10)                                      9,214,539       17.5

     *    Owns less than one percent of the outstanding Common Stock

(1) Percentage of ownership is based on 43,823,672 shares of Common Stock outstanding on October 11, 1999. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after October 11, 1999 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

(2) Harry J. Saal is a trustee of the Harry J. Saal Trust UTA Dated 7/19/72, 1955 Bryant Street, Palo Alto, CA 94301. Includes 3,031,073 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 11, 1999. Includes also 5,377,280 shares issuable upon the conversion of Series E Stock (as defined below)(see chart below) into shares of Common Stock assuming that the conversion rate used is $0.22967. Includes also 100,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after October 11, 1999.

(3) The address of the beneficial owner is 744 Fuerstentum, Landstrasse 163, Lichtenstein, attention: Thomas Hackl. Includes 370 shares issuable upon the conversion of 3,222,014 outstanding shares of Series D Stock (see chart below). Includes also 1,000,000 shares issuable upon exercise of Series D Warrants that are currently exercisable or will become exercisable within 60 days after October 11, 1999.

     Austost Anstalt Schaan has agreed that it can in no event, without providing prior notice to the Company of at least 75 days, convert Series D Stock into shares of Common Stock if such conversion would cause its holding of shares of Common Stock to be greater than 9.999 percent of the outstanding shares of Common Stock. Furthermore, pursuant to the Series D Agreement, Austost Anstalt Schaan has agreed that it may not vote more than
     9.999 percent of the shares of Common Stock entitled to vote at a stockholders' meeting on any given matter.

(4) The address of the beneficial owner is Trident Chambers, P.O. Box 146, Roadstown Tortola, British Virgin Islands, attention: Francois Morax. Includes 3,134,933 shares issuable upon the conversion of 360 outstanding shares of Series D Stock (as defined below)(see chart below). Includes also 1,000,000 shares issuable upon exercise of Series D Warrants that are currently exercisable or will become exercisable within 60 days after October 11, 1999.

     Balmore Funds S.A. has agreed that it can in no event, without providing prior notice to the Company of at least 75 days, convert Series D Stock into shares of Common Stock if such conversion would cause its holding of shares of Common Stock to be greater than 9.999 percent of the outstanding shares of Common Stock. Furthermore, pursuant to the Series D Agreement, Balmore S.A. has agreed that it may not vote more than 9.999 percent of the shares of Common Stock entitled to vote at a stockholders' meetings on any given matter.

(5) Includes 288,041 shares issuable upon exercise of options and warrants that are currently exercisable or will become exercisable within 60 days after October 11, 1999.

(6) Includes 30,682 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 11, 1999.

(7) Includes 20,625 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 11, 1999.

(8) Includes 13,333 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 11, 1999.

(9) Includes 16,667 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 11, 1999.

(10) Includes 8,877,701 shares issuable upon exercise of options and warrants that are currently exercisable or will become exercisable within 60 days after October 11, 1999.


Beneficial Ownership of Series D Stock(1)   Shares of Series D Stock     Percentage of Series D Stock
-----------------------------------------   ------------------------     ----------------------------
Austost Anstalt Schaan (2)                             370                          44.6%
Balmore Funds S.A. (3)                                 360                          43.4
Guarantee & Finance Corp. (4)                           80                           9.6

(1) Percentage of ownership is based on 830 shares of Series D Convertible Preferred Stock, par value $1,000 per share (the "Series D Stock"), outstanding on October 11, 1999.

(2) The address of the beneficial owner is 744 Fuerstentum, Landstrasse 163, Lichtenstein, attention: Thomas Hackl.

(3) The address of the beneficial owner is Trident Chambers, P.O. Box 146, Roadstown Tortola, British Virgin Islands, attention: Francois Morax.

(4) The address of the beneficial owner is Vallarino P.H., Calle 52, Elvimo Mendez, Panama, Panama, attention: Ricardo Durling.

Beneficial Ownership of Series E Stock(1)    Shares of Series E Stock    Percentage of Series E Stock
--------------------------------------       ------------------------    ----------------------------
Harry J. Saal Trust UTA Dated 7/19/92                  247                          56.5%

The Cuttyhunk Fund Limited (2)                          60                          13.7

Gilston Corporation, Ltd. (3)                           50                          11.4

Saal Family Charitable Lead Trust UTA Dated
2/28/98 (4)                                             33                           7.6

Manchester Asset Management (5)                         25                           5.7


(1) Percentage of ownership is based on 437 shares of Series E Convertible Preferred Stock, par value $1,000 per share (the "Series E Stock"), outstanding on October 11, 1999.

(2)  The address of the beneficial is 73 Front Street, Hamilton, Bermuda MH12.

(3) The address of the beneficial owner is Charlotte House, Charlotte Street, P.O. Box N-9204, Nassau, Bahamas, attention: Ms. Dawn Davies.

(4) The address of the beneficial owner is 1955 Bryant Street, Palo Alto, CA 94301, attention: Leonard J. Shustek.

(5) The address of the beneficial owner is Charlotte House, Charlotte Street, P.O. Box N-9204, Nassau, Bahamas, attention: Anthony L.M. Inder Rieden.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         In May 1998, Dr. Harry Saal, a director of the Company, loaned $1,000,000 to the Company under a 10 percent note payable on demand at any time on or after December 31, 1999 (the "Saal 10% Note"). The note is convertible into Common Stock at anytime at Dr. Saal's option at the lesser of $2.36 per share or 85 percent of the volume weighted trade price of Common Stock on the date of conversion.

         In September 1998, Dr. Saal and certain other investors (either individually or as part of a group), all of which were owners of more than 5 percent of the Company's outstanding Common Stock, provided the Company with funding totaling $4,375,000. In exchange, the Company issued 500,000 shares of its Common Stock at a price of $2.50 per share and subordinated promissory notes in the amount of $3,125,000. Of the notes, Dr. Saal purchased $1,500,000 in the form of non-convertible notes (the "Saal Non-convertible Notes"). The Company also issued three-year warrants to the investors as part of this financing. The warrants authorize the purchase of 490,000 shares of Common Stock at an exercise price of $2.025 per share; Dr. Saal received 300,000 of these warrants. All of the investors, including Dr. Saal, are parties to a Registration Rights Agreement that grants certain registration rights with respect to the shares of Common Stock purchased in the financing and issuable upon exercise of the warrants.

         In February 1999, pursuant to the Securities Purchase Agreement, of which Dr. Saal was an investor, Dr. Saal exchanged and/or canceled the Saal 10% Note, all accrued interest and fees associated therewith, certain accrued interest on the Saal Non-convertible Notes and all accrued director's fees, in the amount of $1.235 million, for 247 shares of the Company's Series E Stock. Also pursuant to such Securities Purchase Agreement, Dr. Saal became a party to a registration rights agreement that grants Dr. Saal certain registration rights with respect to the shares of the Common Stock underlying his Series E Stock and certain warrants received in such Securities Purchase Agreement.

                                    FORM 10-K

         The Company filed an Annual Report on Form 10-K with the SEC on or about October 13, 1999. Stockholders may obtain a copy of this report, without charge, by writing to Philip J. Englund, Senior Vice President and General Counsel of the Company, at the Company's principal executive offices located at 15175 Innovation Drive, San Diego, California 92128-3401.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    IMAGING TECHNOLOGIES CORPORATION


October 28, 1999                    By:     /s/ Brian Bonar
                                         --------------------------------------
                                         Name:  Brian Bonar
                                         Title:  President and CEO