Form 10-Q
period 1999-09-30
IMAGING TECHNOLOGIES CORP/CA
filed 1999-11-22
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of November 10, 1999, was 49,221,823


                                                                                                       PAGE

PART I - FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets
              September 30, 1999 (unaudited) and June 30, 1999 (audited)                               2

         Consolidated Statements of Operations
              Three months ended September 30, 1999 and 1998 (unaudited)                               3

         Consolidated Statements of Cash Flows
              Three months ended September 30, 1999 and 1998 (unaudited)                               4

         Notes to Consolidated Financial Statements.                                                   5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS                                           6

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK                                                                  17



PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                   17

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                           18

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                     18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 18

         ITEM 5.  OTHER INFORMATION                                                                   19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    19



SIGNATURES                                                                                            20



PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS
                                                                               SEPT. 30,         JUNE 30,
                                                                                    1999             1999
        Current assets
             Cash                                                          $           6     $         75
             Accounts receivable                                                   1,413            1,959
             Inventories                                                             439              552
             Prepaid expenses and other                                              366              577
                                                                           -------------     -------------
                 Total current assets                                              2,224            3,163

        Property and equipment, net                                                  927              986
        Capitalized software, net                                                  2,853            2,851
        Other                                                                        223              250
                                                                           -------------     -------------

                                                                            $      6,227     $      7,250
                                                                           =============     ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities
             Borrowings under bank note payable                             $      7,518      $     6,469
             Short-term debt                                                       3,960            5,010
             Current portion of long-term debt                                         -                -
             Accounts payable                                                      5,400            5,532
             Accrued expenses                                                      2,421            2,671
                                                                           -------------     -------------
                  Total current liabilities                                       19,299           19,682

        Long-term debt, less current portion                                           -                -
                                                                           -------------     -------------
                  Total liabilities                                               19,299           19,682
                                                                           -------------     -------------


        Stockholders' equity (deficit)
             Series A preferred stock, $1,000 par value, 7,500 shares
                authorized, 420.5 shares issued and outstanding                      420              420
             Series C preferred stock, $1,000 par value, 1,200 shares
                authorized, 236 shares issued and outstanding                          -                -
             Series D preferred stock, $2,000 stated value, 1,200
                shares authorized, 930 shares issued and outstanding               1,860            1,800
             Series E preferred stock, $5,000 stated value, 1,250
                shares authorized, 459 shares issued and outstanding               2,295            4,655
             Common stock, $0.005 par value, 100,000,000 shares
                Authorized; 41,942,860 shares issued and outstanding                 217              110
             Paid-in capital                                                      45,182           39,804
             Shareholder loans                                                      (105)            (105)
             Accumulated deficit                                                 (62,941)         (59,116)
                                                                           -------------     -------------
                  Total shareholders' equity (deficit)                           (13,072)         (12,432)
                                                                           -------------     -------------
                                                                           $       6,227    $       7,250
                                                                           =============    =============




                 See Notes to Consolidated Financial Statements.



                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                       1999             1998
             Revenues
                  Sales of products                                           $         940      $     6,721
                  Engineering fees                                                       25              395
                  Licenses and royalties                                                 88              163
                                                                               ------------      -----------
                                                                                      1,053            7,279
                                                                               ------------      -----------
             Costs and expenses
                  Cost of products sold                                                 693            4,047
                  Selling, general, and administrative                                3,378            3,640
                  Cost of engineering fees, research, and development                   649              585
                                                                               ------------      -----------
                                                                                      4,720            8,272
                                                                               ------------      -----------
             Income (loss) from operations                                           (3,667)            (993)
                                                                               ------------      -----------

             Other income (expense):
                  Interest, net                                                        (138)            (208)
                  Other                                                                 (20)               -
                                                                               ------------      -----------
                                                                                       (158)          (1,201)
                                                                               ------------      -----------

             Income (loss) before income taxes                                       (3,825)          (1,205)

             Net income (loss)                                                $      (3,825)    $     (1,205)
                                                                              =============      ===========

             Earnings (loss) per common share
                  Basic                                                       $        (0.12)  $        (0.10)
                                                                              ==============    =============
                  Diluted                                                     $        (0.12)  $        (0.10)
                                                                              ==============    =============

             Weighted average common shares                                          30,889           12,642
                                                                              =============     =============
             Weighted average common shares - assuming dilution                      30,889           12,642
                                                                              =============     =============

                                     See Notes to Consolidated Financial Statements.

             ==================================================================================================



                                       3





                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                 1999             1998
                 Cash flows from operating activities
                    Net income (loss)                                     $    (3,825)     $    (1,205)
                    Adjustments to reconcile net income (loss) to
                 net
                      cash from operating activities
                         Non-cash special charges
                          Depreciation and amortization                            59              160
                          Amortization of capitalized software                    356                -
                          Stock issued for services                               326                -
                         Changes in operating assets and liabilities
                          Accounts receivable                                     546           (1,665)
                          Inventories                                             140            1,181
                          Prepaid expenses and other                              211             (415)
                          Accounts payable and accrued expenses                   543             (378)
                          Deferred revenue                                          -                -
                                                                          -----------       -----------
                                Net cash from operating activities             (1,644)          (2,322)
                                                                          -----------       -----------

                 Cash flows from investing activities
                    Prepaid licenses                                                 -               -
                    Capitalized software                                         (358)            (881)

                    Capital expenditures                                             -             (71)
                    Other                                                            -               -
                                                                          -----------       -----------
                                Net cash from investing activities               (358)            (952)
                                                                          -----------       -----------
                 Cash flows from financing activities
                    Net borrowings under bank lines of credit                   1,049           (1,041)
                    Net borrowings under short-term notes payable                   -            2,752
                    Net proceeds from issuance of common stock                    884            1,250
                    Net proceeds from issuance of preferred stock                   -                -
                    Redemption of preferred stock                                   -           (2,228)
                    Issuance of long-term debt                                      -              675
                    Repayment of long-term debt                                     -             (137)
                                                                          -----------       ----------
                                Net cash from financing activities              1,933            1,271
                                                                          -----------       ----------

                 Net increase (decrease) in cash                                  (69)          (2,003)
                 Cash, beginning of period                                         75            3,023
                                                                          -----------       ----------
                 Cash, end of period                                      $         6       $    1,020
                                                                          ===========       ==========

                 Supplemental disclosure of cash flow information         $       192       $      130

                    Cash paid during the period for interest                        -                4
                    Cash paid during the period for income taxes



                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are Unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended June 30, 1999, 1998, and 1997 included in the Company's annual report on Form 10-K filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

NOTE 2.  GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 1999, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which raise substantial doubt about its ability to continue as a going concern. The Company's losses have resulted primarily from an inability to achieve product sales targets due to insufficient working capital, a sharp decline in contract revenue, and relatively high operating costs in relation to current sales levels. The Company is taking a new strategic direction whereby it will manufacture imaging products under its own name. ITEC's ability to continue operations will depend on positive cash flow, if any, from future operations and on the Company's ability to raise additional funds through equity or debt financing. The Company could be required to cut back or stop operations if it is unable to raise or obtain needed funding. On August 20, 1999, at the request of Imperial Bank, the primary lender to the Company, the Court appointed an operational receiver for the Company. On August 23, 1999, the operational receiver took control of the day-to-day operations of the Company. To date, through further equity infusion into the Company, primarily in the form of the exercise of warrants to purchase the common stock of the Company, operations have continued. Without additional funding, sufficient to satisfy
Imperial Bank and the other creditors of the Company, as well as providing working capital for the Company, there can be no assurances that such operations can continue. The Company continues to actively work with entities capable of providing such funding. Management has continued to implement its restructuring plan including reductions of personnel, consolidation of facilities, disposal of subsidiaries, and the elimination of product lines. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



                                                          EARNINGS (LOSS)       SHARES        PER-SHARE
                                                            (NUMERATOR)      (DENOMINATOR)      AMOUNT

         SEPTEMBER 30, 1998
           Net loss                                          $(1,205)
             Preferred dividends                                  (6)
                                                             -------
           Basic and diluted EPS                             $(1,211)           12,642         $(0.10)
                                                             ========           ======         =======

         SEPTEMBER 30, 1999
           Net loss                                          $(3,825)
             Preferred dividends                                  (6)
                                                             -------
           Basic and diluted EPS                             $(3,831)           33,889         $(0.12)
                                                             ========          =======         =======




NOTE 4.  INVENTORIES

                                                                    SEPTEMBER 30,    JUNE 30,
                                                                        1999           1999

       Inventories
         Materials and supplies                                        $   40         $   50
         Finished goods                                                   399            502
                                                                       ------         ------
                                                                       $  439         $  552
                                                                       ======         ======


NOTE 5.  BANK LINES OF CREDIT; LONG-TERM DEBT

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

NOTE 6.  SERIES D AND E WARRANTS

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

     ITEC has made several strategic acquisitions during the past two years that have expanded the Company's strategic position in the digital imaging market. The Company's business continues to be in a significant transitional phase and there are important short-term operational and liquidity challenges. Accordingly, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.

     Historically, a portion of the Company's income was derived from non-recurring engineering fees and royalty income from a relatively small number of original equipment manutacturing ("OEM") customers. Over the past three years, the Company has experienced shortfalls in income as a result of engineering contracts with OEM manufacturers for products that were never completed by the OEM, were never introduced into the market and shipped or were cancelled by the customer before ITEC completed the deliverables portion of the contract. Failure of these OEMs to achieve significant sales of products incorporating the Company's technology and fluctuations in the timing and volume of such sales had a materially adverse effect on the Company.

     The Company's current strategy is to develop and commercialize its own technology. The Company intends to continue to develop its target markets and to pursue clearly defined commercial market opportunities in order to leverage its core technologies.

     To successfully execute its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. At September 30, 1999, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which continue to raise substantial doubt about its ability to continue as a going concern.

     The Company needs to raise additional funds to operate its business effectively and has been actively pursuing solutions to its liquidity difficulties. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the
Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "Liquidity and Capital Resources" and "Risks and Uncertainties -- Future Capital Needs."

RESULTS OF OPERATIONS NET REVENUES

     Revenues were $1.05 million and $7.3 million for the quarters ended September 30, 1999 and 1998, respectively. Sales of product were $940 thousand and $6.7 million for the quarters ended September 30, 1999 and 1998, respectively. The decrease in product sales from 1998 to 1999 was due primarily to a decrease in sales of printer products. The Company's lack of sufficient working capital has had a negative adverse effect on printer product sales in particular, and overall revenues in general. Engineering fees were $25 thousand and $400 thousand for the quarters ended September 30, 1999 and 1998, respectively. The decrease in 1999 compared to 1998 was primarily the result of the Company's change in strategic direction, focusing more on internal product development and sales and less on engineering for third parties. License fees were $88 thousand and $200 thousand for the quarter ended September 30, 1999 and 1998, respectively. The amount for 1998 was due primarily to the sales of a license to a Korean customer. Licensing fees are expected to continue their decline due to the Company's focus on product sales as opposed to technology licensing activities.

COST OF PRODUCTS SOLD

     Cost of products sold were $693 thousand or 73% of product sales and $4.0 million or 60% of product sales for the quarters ended September 30, 1999 and 1998, respectively. The percentage increase in 1999 as compared to 1998 was primarily due to declining margins on products that had to be discounted in order to accelerate cash flow.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $2.6 million or 242% of total revenue and $3.6 million or 50% of total revenues for the quarters ended September 30, 1999 and 1998, respectively. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services. The decrease in absolute dollars in selling, general and administrative expenses in the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 was due primarily to a decrease in administrative and personnel expenses. The increase in these expenses as a percentage of net revenues is attributable primarily to shortfalls in revenue expectations, which did not support the then-existing expenses of the Company.

COST OF ENGINEERING

     Engineering costs were $649 thousand million and $585 thousand for the quarters ended September 30, 1999 and September 30, 1998, respectively. The Company has been phasing out its engineering and licensing activities. Engineering costs have been re-directed toward the development of the Company's branded products, including printers and associated digital imaging products. New products from these activities are expected to begin being shipped to customers during fiscal 2000.

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

     As of September 30, 1999, the Company had negative working capital of approximately $17.1 million, an increase of approximately $0.6 million as compared to June 30, 1999. The increase is primarily due decreased short-term debt.

     The Company's other principal source of liquidity at September 30, 1999, were lines of credit with Imperial Bank, which, at September 30, 1999, totaled $7.5 million. The applicable interest rate at September 30, 1999, was 11%. The Company's obligations under the lines of credit are secured by all of the Company's accounts receivable, inventories, and other assets.

     On August 20, 1999, at the request of Imperial Bank, the primary lender to the Company, the Court appointed an operational receiver for the Company. On August 23, 1999, the operational receiver took control of the day-to-day operations of the Company. To date, through further equity infusion into the Company, primarily in the form of the exercise of warrants to purchase the common stock of the Company, operations have continued. Without additional funding in the near future, sufficient to satisfy Imperial Bank and the other creditors of the Company, as well as providing working capital for the Company, the Company will cease to operate. The Company continues to actively work with entities capable of providing such funding.

     Net cash used in operating activities decreased to $1.6 million during the quarter ended September 30, 1999, from $2.3 million during the quarter ended September 30, 1998, due primarily to an increase in the Company's net loss.

     Net cash used in investing activities decreased to $358 thousand during the quarter ended September 30, 1999, from $952 thousand during the quarter ended September 30, 1998, due primarily to decreases in capitalized software and capital expenditures.

     Net cash from financing activities increased to $1.9 million during the quarter ended September 30, 1999, from $1.3 million during the year-earlier quarter, due to changes in the Company's debt structure. Additionally, in the year-earlier period, the Company redeemed $2.2 million of its preferred stock. No such redemptions were made in the period ended September 30, 1999.

     The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at September 30, 1999, was approximately $0.6 million.

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

     As of September 30, 1999, the Company had accumulated losses of approximately $62.2 million. Management anticipates incurring additional losses until the Company can successfully market and distribute its products and develop new technologies and commercially viable future products. If it is unable to do so, ITEC will continue to have losses and might not be able to continue operations.

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

Appointment of Operational Receiver

     On August 20, 1999, at the request of Imperial Bank, the primary lender to the Company, the Superior Court, San Diego appointed an operational receiver for the Company. On August 23, 1999, the operational receiver took control of the day-to-day operations of the Company. To date, through further equity infusion into the Company, primarily in the form of the exercise of warrants to purchase the common stock of the Company, operations have continued. Without additional funding in the near future, sufficient to satisfy Imperial Bank and the other creditors of the Company, as well as providing working capital for the Company, the Company will cease to operate. The Company continues to actively work with entities capable of providing such funding. If such funding is not obtained, the Company will need to reduce or suspend operations.

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

     Acquisitions involve a number of risks, including: (1) the integration of acquired products and technologies in a timely manner; (2) the integration of businesses and employees with the Company's business; (3) the management of geographically-dispersed operations; (4) adverse effects on the Company's reported operating results from acquisition-related charges and amortization of goodwill; (5) potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; (6) the diversion of management attention; (7) the assumption of unknown liabilities; (8) potential disputes with the sellers of one or more acquired entities; (9) the inability of the Company to maintain customers or goodwill of an acquired business; (10) the need to divest unwanted assets or products; and (11) the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired business could also have a material adverse effect on the reputation of the Company as a whole, and any acquired business could significantly under perform relative to the Company's expectations. The Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. As a result, there can be no assurance that the Company will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with its strategic objectives, which could have a material adverse effect on the Company.

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

Reliance Upon Indirect, Independent Distribution Channels

     ITEC products are marketed and sold through established relationships with OEM's, distributors, value-added resellers, manufacturers' representatives, retail vendors, and systems integrators. The Company has a network of dealers and distributors in the United States, Canada, and Europe. Additionally, the Company has a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia, which we support through centralized manufacturing, distribution and repair operations in San Diego and London. The sales of the Company's products are principally made through distributors who may carry competing product lines. These distributors could reduce or discontinue sales of ITEC products, and they may not devote the resources necessary to provide effective sales and marketing support, which could materially and adversely affect the Company's sales. The Company believes that its future growth and success will continue to depend in large part upon its distribution channels.


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

Dilution of Stockholder Interests

     The issuance of the Company's reserved shares would dilute the equity interest of existing stockholders and could have a significant adverse effect on the market price of ITEC common stock. As of November 10, 1999, the Company had 49,221,823 shares of common stock reserved for possible future issuances upon, among other things, conversion of preferred stock and exercise of outstanding options and warrants.

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

Nasdaq Listing and Liquidity of Common Stock

     The Company currently does not meet the listing maintenance requirements of the Nasdaq SmallCap Market and Nasdaq rules, which include, among other things, a minimum bid price for our common stock of $1.00. Since the Company has not met these requirements, it is currently being reviewed by Nasdaq. If the Company were no longer in compliance with Nasdaq rules and was unable to receive a waiver or to achieve compliance, and if the Company's common stock were to be de-listed from the SmallCap market, shareholders may find it more difficult to sell their ITEC common stock. This lack of liquidity also may make it more difficult for the Company to raise capital in the future.

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

     There can be no assurance with respect to the Company's future profitability or revenue growth. Losses may occur on a quarterly or annual basis for a number of reasons outside the Company's control. See "Potential Fluctuation in Quarterly Performance." The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company will need additional funds. The Company may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed or, if available, not on terms acceptable to the Company. Insufficient funds may require the Company to delay, reduce or eliminate some or all of its planned activities. See "Item 2 -- Liquidity and Capital Resources."


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

     On or about July 9, 1999, Imperial Bank (the "Plaintiff") served the Company and its various operating units with a lawsuit filed in the Superior Court of the State of California for the County of San Diego, alleging breach of credit agreements and seeking foreclosure of personal property security interest, appointment of a receiver, and injunctive relief. At the same time, the Plaintiff filed a motion asking the Court for the appointment of an operational receiver. On August 20, 1999, the Court granted the Plaintiff's request and, on August 23, 1999, an operational receiver assumed control of the day-to-day operations of the Company (see discussion, supra, under Management's Discussion and Analysis). The Company has filed an answer to the complaint and the case is progressing through normal procedures.

     On or about October 7, 1999, Nahid Nazariaqn Behfarin filed a lawsuit on behalf of herself and others similarly situated against the Company and certain present and past officers and directors of the Company alleging violations of Federal laws between the dates of April 21, 1998, and October 9, 1998. The lawsuit was served on the company on November 18, 1999. The Company has not yet had an opportunity to evaluate the allegations of the lawsuit or to discuss it with legal counsel; however, based upon the information currently available to it, the Company believes the allegations are untrue and without merit and intends to vigorously defend against them on its own behalf and on behalf of the other defendants.

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

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     27.1  Financial Data Sheet


 (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1999.

    One report on Form 8-K was filed during the quarter ended September 30, 1999. Such report was filed on August 20, 1999 in connection with the appointment of a receiver to run the Company's day-to-day operations.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 1999

IMAGING TECHNOLOGIES CORPORATION (Registrant)

By: /s/  BRIAN BONAR
--------------------

Brian Bonar
Chief Executive Officer
and Principal Financial and Accounting Officer

                                  EXHIBIT INDEX


27.1....................................................Financial Data Sheet