Form 10-Q
period 1999-12-31
IMAGING TECHNOLOGIES CORP/CA
filed 2000-02-22
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                       or
                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's Telephone Number, Including Area Code: (858) 613-1300


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|
The number of shares outstanding of the registrant's common stock as of February 16, 2000 was 90,714,988.

                                TABLE OF CONTENTS
                                                                                                                 Page
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets - December 31, 1999 (unaudited) and June 30, 1999 (audited).....................   3
     Consolidated Statements of Operations  - 3 months ended December 31, 1999 and 1998 (unaudited)..............   4
     Consolidated Statements of Operations  - 6 months ended December 31, 1999 and 1998 (unaudited)..............   5
     Consolidated Statements of Cash Flows - 6 months ended December 31, 1999 and 1998 (unaudited)...............   6
     Notes to Consolidated Financial Statements..................................................................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ..................................................................................   8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................  16


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.......................................................................................  17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................................  17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................................................  17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................  17

ITEM 5.  OTHER INFORMATION.......................................................................................  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................  18

SIGNATURES                                                                                                         19

PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      ASSETS
                                                                             DECEMBER 31,         JUNE 30,
                                                                                    1999             1999
        Current assets
             Cash                                                          $         116    $         75
             Accounts receivable                                                     268            1,959
             Inventories                                                              57              552
             Prepaid expenses and other                                                -              577
                                                                         ---------------   --------------
                  Total current assets                                               441            3,163

        Property and equipment, net                                                  752              986
        Capitalized software, net                                                  2,497            2,851
        Other                                                                        204              250
                                                                         ---------------   --------------

                                                                           $       3,894    $       7,250
                                                                         ===============   ==============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities
             Borrowings under bank note payable                            $       7,253    $       6,469
             Short-term debt                                                       2,962            5,010
             Current portion of long-term debt                                         -                -
             Accounts payable                                                      4,153            5,532
             Accrued expenses                                                      3,065            2,671
                                                                         ---------------   --------------
                  Total current liabilities                                       17,433           19,682

        Long-term debt, less current portion                                           -                -
                                                                         ---------------   --------------
                  Total liabilities                                               17,433           19,682
                                                                         ---------------   --------------

        Commitments and contingencies (Note 11)

        Stockholders' equity (deficit)
             Series A preferred stock, $1,000 par value, 7,500 shares
                authorized, 420.5 shares issued and outstanding                      420              420
             Series D preferred stock, $2,000 stated value, 1,200
                shares authorized, no shares issued and outstanding                    -            1,800
             Series E preferred stock, $5,000 stated value, 1,250
                shares authorized, no shares issued and outstanding                    -            4,655
             Common stock, $0.005 par value, 100,000,000 shares
                Authorized, 90,714,988 shares issued and outstanding                 435              110
             Paid-in capital                                                      51,814           39,804
             Shareholder loans                                                      (105)            (105)
             Accumulated deficit                                                 (66,103)         (59,116)
                                                                         ---------------   --------------
                  Total shareholders' equity (deficit)                           (13,539)         (12,432)
                                                                         ---------------   --------------
                                                                           $       3,894    $       7,250
                                                                         ===============   ==============

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              1999             1998
    Revenues
         Sales of products                                           $          61    $       4,195
         Engineering fees                                                        -                -
         Licenses and royalties                                                248                -
                                                                     -------------    -------------
                                                                               309            4,195
                                                                     -------------    -------------
    Costs and expenses
         Cost of products sold                                                 904            3,309
         Selling, general, and administrative                                1,549            3,676
         Cost of engineering fees, research, and development                   979              230
                                                                     -------------    -------------
                                                                             3,432            7,215
                                                                     -------------    -------------
    Income (loss) from operations                                           (3,123)          (3,020)
                                                                     -------------    -------------

    Other income (expense):
         Interest, net                                                        (103)            (335)
         Restructuring, ITEC Europe                                            (18)               -
         Other                                                                  82                -
                                                                     -------------    -------------
                                                                               (39)          (3,355)
                                                                     -------------    -------------

    Income (loss) before income taxes                                       (3,162)          (3,355)
    Income tax expense                                                                          (10)

    Net income (loss)                                                $      (3,162)  $       (3,365)
                                                                     =============   ==============
    Earnings (loss) per common share
         Basic                                                       $        0.13)  $        (0.26)
                                                                     =============   ==============
         Diluted                                                     $       (0.13)  $        (0.26)
                                                                     =============   ==============

    Weighted average common shares                                          55,556           12,852
                                                                     =============   ==============
    Weighted average common shares - assuming dilution                      55,556           12,852
                                                                     =============   ==============

                 See Notes to Consolidated Financial Statements.

 =================================================================================================



                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                       1999             1998
             Revenues
                  Sales of products                                         $         1,001   $       10,916
                  Engineering fees                                                       25              395
                  Licenses and royalties                                                336              163
                                                                            ---------------   --------------
                                                                                      1,362           11,474
                                                                            ---------------   --------------
             Costs and expenses
                  Cost of products sold                                               1,597            7,356
                  Selling, general, and administrative                                4,927            7,316
                  Cost of engineering fees, research, and development                 1,628              815
                                                                            ---------------   --------------
                                                                                      8,152           15,487
                                                                            ---------------   --------------

             Income (loss) from operations                                           (6,790)          (4,013)
                                                                            ---------------   --------------

             Other income (expense):
                  Interest, net                                                        (241)            (543)
                  Restructuring, ITEC Europe                                            (18)               -
                  Other                                                                  62                -
                                                                            ---------------   --------------
                                                                                       (197)            (543)
                                                                            ---------------   --------------

             Income (loss) before income taxes                                       (6,987)          (4,556)
             Income tax expense                                                           -              (14)

             Net income (loss)                                               $       (6,987)  $       (4,570)
                                                                            ================  ===============

             Earnings (loss) per common share
                  Basic                                                      $        (0.13)  $        (0.36)
                                                                            ================  ===============
                  Diluted                                                    $        (0.13)  $        (0.36)
                                                                            ================  ===============

             Weighted average common shares                                          55,566           12,852
                                                                            ================  ===============
             Weighted average common shares - assuming dilution                      55,566           12,852
                                                                            ================  ===============


             =================================================================================================


                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                 1999             1998
                 Cash flows from operating activities
                    Net income (loss)                                       $  (6,987)        $ (4,570)
                    Adjustments to reconcile net income (loss) to                   -                -
                      net cash from operating activities                            -                -
                         Non-cash special charges
                         Depreciation and amortization                            234              310
                          Amortization of capitalized software                    354                -
                          Stock issued for services                                 -                -
                         Changes in operating assets and liabilities
                            Accounts receivable                                 1,691             (297)
                            Inventories                                           495            1,156
                            Prepaid expenses and other                            623              (65)
                            Accounts payable and accrued expenses                (985)             646
                            Deferred revenue                                        -                -
                                                                               ------           ------
                                Net cash from operating activities             (4,575)          (2,820)
                                                                               ------           ------

                 Cash flows from investing activities
                    Prepaid licenses                                                 -               -
                    Capitalized software                                             -          (1,912)
                    Capital expenditures                                             -             (71)
                    Other                                                            -               -
                                                                               -------          ------
                                Net cash from investing activities                   -          (1,983)
                                                                               -------          ------

                 Cash flows from financing activities
                    Net borrowings under bank lines of credit                     784              (62)
                    Net borrowings under short-term notes payable              (2,048)           2,642
                    Net proceeds from issuance of common stock                  5,880            1,250
                    Net proceeds from issuance of preferred stock                   -                -
                    Redemption of preferred stock                                   -           (2,228)
                    Issuance of long-term debt                                      -              675
                    Repayment of long-term debt                                     -             (294)
                                                                               ------           ------
                                Net cash from financing activities              4,616            1,983
                                                                               ------           ------
                 Net increase (decrease) in cash                                   41           (2,820)
                 Cash, beginning of period                                         75            3,023
                                                                               ------           ------
                 Cash, end of period                                        $     116         $    203
                                                                               ======           ======


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

NOTE 2.  GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1999, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which raise substantial doubt about its ability to continue as a going concern. The Company's losses have resulted primarily from an inability to achieve product sales and contract revenue targets due to insufficient working capital. ITEC's ability to continue operations will depend on positive cash flow, if any, from future operations and on the Company's ability to raise additional funds through equity or debt financing. The Company has cut back and/or discontinued some of its operations and, if it is unable to raise or obtain needed funding, the Company may be forced to discontinue operations generally. On August 20, 1999, at the request of Imperial Bank, the primary lender to the Company, the Court appointed an operational receiver for the Company. On August 23, 1999, the operational receiver took control of the day-to-day operations of the Company. To date, through further equity infusion into the Company, primarily in the form of the exercise of warrants to purchase the common stock of the Company, operations have continued. Without additional funding sufficient to satisfy Imperial Bank and the other creditors of the Company, as well as providing working capital for the Company, there can be no assurances that such operations can continue. The Company continues to actively work with entities capable of providing such funding. Management has continued to implement its restructuring plan including reductions of personnel, consolidation of facilities, disposal of subsidiaries, and the elimination of product lines. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                                EARNINGS (LOSS)       SHARES        PER-SHARE
                                  (NUMERATOR)      (DENOMINATOR)     AMOUNT
DECEMBER 31, 1999
   Net loss                     $     (6,987)
     Preferred dividends                (625)
                                    ---------
   Basic and diluted EPS        $     (7,612)         55,566     $    (0.13)
                                    ========       =========        ========

NOTE 4.  INVENTORIES
                                                  DECEMBER 31,       JUNE 30,
                                                      1999             1999
     Inventories
         Materials and supplies                   $        5         $      50
         Finished goods                                   52               502
                                                    --------           -------
                                                  $       57         $     552
                                                    ========           =======


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

OVERVIEW

         Imaging Technologies Corporation develops, manufactures, and distributes high-quality digital imaging solutions. The Company produces printer and imaging products for use in graphics and publishing, digital photography and other niche business and technical markets. Beginning with a core technology in the design and development of controllers for non-impact printers and multifunction peripherals, the Company has expanded its product offerings to include monochrome and color printers, external print servers, digital image storage devices, and software to improve the accuracy of color reproduction.

         The Company's business continues to be in a significant transitional phase and there are important short-term operational and liquidity challenges. Accordingly, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.

         Historically, a portion of the Company's income was derived from non-recurring engineering fees and royalty income from a relatively small number of original equipment manufacturing ("OEM") customers. Over the past several years, the Company has experienced shortfalls in income as a result of engineering contracts with OEM manufacturers for products that were never completed by the OEM, were never introduced into the market and shipped or were cancelled by the customer before ITEC completed the deliverables portion of the contract. Failure of these OEMs to achieve significant sales of products incorporating the Company's technology and fluctuations in the timing and volume of such sales had a materially adverse effect on the Company.

         The Company's current strategy is to develop and commercialize its own technology. The Company intends to continue to develop its target markets and to pursue clearly defined commercial market opportunities in order to leverage its core technologies.

         To successfully execute its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. At December 31, 1999, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which continue to raise substantial doubt about its ability to continue as a going concern.

         The Company needs to raise additional funds to operate its business and has been actively pursuing solutions to its liquidity difficulties. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company will be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "Liquidity and Capital Resources" and "Risks and Uncertainties -- Future Capital Needs."

RESULTS OF OPERATIONS NET REVENUES

         Revenues were $309 thousand and $4.2 million for the three month period ended December 31, 1999 and 1998, respectively. Sales of products were $61 thousand and $4.2 million for the three month period ended December 31, 1999 and 1998, respectively. Revenues were $1.4 million and $11.5 million for the six month period ended December 31, 1999 and 1998, respectively. Sales of products were $1 million and $1.9 million for the six month period ended December 31, 1999 and 1998, respectively. The decrease in product sales from 1998 to 1999 was due to an overall decrease in the sales activities of the Company due to insufficient inventories and working capital. The Company's lack of sufficient working capital has had a negative adverse effect on printer product sales in particular, and overall revenues in general.

         Licensing fees and royalties were $248 thousand and zero for the three month period ended December 31, 1999 and 1998 respectively. For the six month period ended December 31, 1999 and 1998, respectively, licensing fees and royalties were $336 thousand and $163 thousand. Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using ITEC technologies. These revenues, however, are expected to decline in the future due to the Company's focus on product sales as opposed to technology licensing activities.

         There were no engineering fees for the three months period ended December 31, 1999 and 1998, respectively, Engineering fees were $25 thousand and $395 thousand for the six month period ended December 31, 1999 and 1998 respectively. The decrease in 1999 compared to 1998 was primarily the result of the changing strategic focus of the Company toward product sales rather than on the development of products and technologies for third parties.

COST OF PRODUCTS SOLD

         Cost of products sold were $904 thousand of product sales for the period ended December 31, 1999, or 1480% of sales. The loss of $843 thousand was primarily due to the liquidation sale of inventories substantially below cost as mandated by the court-appointed operational receiver. (See Note 2.) In the year-earlier period, cost of products sold were $3,309 or 80% of sales.

         For the six month period ended December 31, 1999 cost of products sold were $1.6 million, or 160% of sales. The loss of $596 thousand was primarily due to the liquidation of inventories under the direction of the operational receiver. In the year-earlier period, cost of products sold were $7.3 million or 67% of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three month period ended December 31, 1999 and 1998, respectively, were $1.5 and $3.7 million. Selling, general and administrative expenses for the six month period ended December 31, 1999 and 1998, respectively, were $4.9 million and $7.3 million. Selling, general and administrative expenses have consisted primarily of salaries and commissions of sales and marketing personnel, operating receiver costs, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services. The Company reduced its selling, general and administrative expenses $2.1 million or 57% for the three month period ended December 31, 1999 from the year earlier period. Selling, general and administrative expenses were reduced by $2.4 million or 33% for the six month period ended December 31, 1999 from the year earlier period. The reduction in selling, general and administrative has been due primarily to a lack of operating capital and the liquidation of inventories by the court-appointed operational receiver (also see Note 2 to the Consolidated Financial Statements).

COST OF ENGINEERING

         Engineering costs, including costs of research and development, were $979 thousand and $230 thousand for the quarters ended December 31, 1999 and 1998, respectively. For the six month period ended December 31, 1999 and 1998, respectively, engineering costs were $1.6 million and $815 thousand. In the previous fiscal year, the Company had been phasing out its engineering and licensing activities; and engineering costs were re-directed toward the development of the Company's branded products, including printers and associated digital imaging products. New products from these activities had been expected to begin being shipped to customers during the current fiscal year; however, due to the lack of working capital and the associated restrictions on the Company's sales and marketing activities, there was an increased focus on engineering during the first two quarters of fiscal 2000 in order to stimulate revenues from license fees and royalties.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities.

         As a result of some of the Company's financing activities, during the six month period ended December 31, 1999, there has been a significant increase in the number of issued and outstanding shares. The Company converted its Series D and Series E Convertible Preferred Stock and issued additional common stock in lieu of cash in order to preserve working capital. The Series D and Series E Convertible Preferred Stock were converted into approximately 52.4 million shares of common stock, including the exercise of warrants associated with these securities. Approximately 14.9 million shares of common stock were issued for corporate expenses in lieu of cash.

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

         As of December 31, 1999, the Company had negative working capital of approximately $17 million, an increase of approximately $500 thousand as compared to June 30, 1999. The Company's working capital deficit continues to increase due to its operating losses, increased indebtedness, and suspension of its sales and marketing activities.

         Net cash used in operating activities increased to $4.6 million during the six month period ended December 31, 1999, from $2.8 million during the year-earlier period, due primarily to an increase in the Company's net loss.

         Net cash used in investing activities decreased to xero during the six month period ended December 31, 1999, from $2.0 million during the year-earlier period. The decrease was due primarily to the absence of any prepaid license, capitalized software, or capital expenditures in the period.

         Net cash from financing activities increased to $4.6 million during the six month period ended December 31, 1999, from $2.0 million during the year-earlier period. The increase was due to primarily to and increase in proceeds from the issuance of common stock to $5.9 million from $1.3 million in the year-earlier period.

         The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at December 31, 1999, was approximately $625 thousand.

         The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products, the scope and success of the Company's product development efforts, the resources the Company devotes to marketing and selling its products, and other factors. The report of the Company's independent auditors accompanying the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. (Also see Note 2 to the Consolidate Financial Statements.)

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

         As of December 31, 1999, the Company had accumulated losses of approximately $65.8 million. Management anticipates incurring additional losses until the Company can successfully market and distribute its products and develop new technologies and commercially viable future products. If it is unable to do so, ITEC will continue to have losses and might not be able to continue operations.

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

APPOINTMENT OF OPERATIONAL RECEIVER

         On August 20, 1999, at the request of Imperial Bank, the primary lender to the Company, the Superior Court, San Diego appointed an operational receiver for the Company. On August 23, 1999, the operational receiver took control of the day-to-day operations of the Company. To date, through further equity infusion into the Company, primarily in the form of the exercise of warrants to purchase the common stock of the Company, operations have continued. Without additional funding in the near future, sufficient to satisfy Imperial Bank and the other creditors of the Company, as well as providing working capital for the Company, the Company will cease to operate. The Company continues to actively work with entities capable of providing such funding. If such funding is not obtained, the Company will need to reduce, suspend, or cease operations.

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

RELIANCE UPON INDIRECT, INDEPENDENT DISTRIBUTION CHANNELS

         ITEC products are marketed and sold through established relationships with OEM's, distributors, value-added resellers, manufacturers' representatives, retail vendors, and systems integrators. The Company has a network of dealers and distributors in the United States, Canada, and Europe. Additionally, the Company has a number of resellers in Africa, Asia, the Middle East, Latin America, and Australia, which we support through centralized manufacturing, distribution and repair operations in San Diego and London. The sales of the Company's products are principally made through distributors who may carry competing product lines. These distributors could reduce or discontinue sales of ITEC products, and they may not devote the resources necessary to provide effective sales and marketing support, which could materially and adversely affect the Company's sales. The Company believes that its future growth and success will continue to depend in large part upon its distribution channels.

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

         The Company may seek additional financing, which would result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of the Company's capital stock. Additional issuances of capital stock would result in a reduction of current shareholders' percentage interest in the Company.

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

NASDAQ LISTING AND LIQUIDITY OF COMMON STOCK

         The Company currently does not meet the listing maintenance requirements of the Nasdaq SmallCap(TM) Market and Nasdaq rules, which include, among other things, a minimum bid price for our common stock of $1.00. Since the Company has not met all of these requirements, it is currently being reviewed by Nasdaq. If the Company were no longer in compliance with Nasdaq rules and was unable to receive a waiver or to achieve compliance, and if the Company's common stock were to be de-listed from the SmallCap market, shareholders may find it more difficult to sell their ITEC common stock. This lack of liquidity also may make it more difficult for the Company to raise capital in the future.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about February 2, 1999, American Industries, Inc., Ellison Carl Morgan and entities related to Ellison Carl Morgan (the "Plaintiffs") served the Company and certain officers and directors of the Company (the "Defendants") with a lawsuit filed in the Circuit Court of the State of Oregon for the County of Multnomah, alleging that the Defendants violated certain Oregon Securities Laws in connection with the Plaintiffs' investments in the Company, breached the contracts with the Plaintiffs and committed fraud in connection with such contracts. In this action, the plaintiffs are seeking reimbursement for their investments and lost profits in an amount to be determined at trial. On or about February 22, 1999, the Plaintiffs served Defendants with an Amended Complaint seeking approximately $1.3 million for added allegations regarding alleged breaches of agreements between the Company and American Industries providing the Company with letters of credit. On or about September 1, 1999 American Industries obtained a judgment on the issues in the case relating to the letters of credit. Trial on the remaining securities law claims is currently scheduled for April 2000. The Company believes these claims are without merit and intends to vigorously defend against them on its own behalf as well as on behalf of the other Defendants.

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

         On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against the Company and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on the Company. The Company has not yet been required to file an answer or other pleading in response to the lawsuit. The Company believes these claims are without merit and intends to vigorously defend against them on its own behalf as well as on behalf of the other defendants.

         Throughout fiscal 1999 and 2000, and through the date of this filing, various creditors of the Company have made claims and/or served the Company with lawsuits alleging the failure of the Company to pay its obligations to them in a total amount exceeding $2.5 million. The lawsuits are in various stages. Some have resulted in judgments being entered against the Company. Should the Company be required to pay the full amount demanded in each of these claims and lawsuits, such a requirement would have a material adverse impact on the operations of the Company. However, the superior security interest held by Imperial Bank has prevented these creditors from collecting on their judgments.

         Furthermore, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its credit agreement with Imperial Bank. At August 31, 1999, the amount in default was $6.4 million. At December 31, 1999, the amount in default was approximately $6.2 million. (Also see Note 2 to Consolidated Financial Statements.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  None

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 17, 2000

IMAGING TECHNOLOGIES CORPORATION (Registrant)

By: /s/  BRIAN BONAR
   -----------------
Brian Bonar
Chief Executive Officer
and Principal Financial and Accounting Officer

                                 EXHIBIT INDEX


27.1 ...................................................Financial Data Schedule