Form 10-Q
period 2000-03-31
IMAGING TECHNOLOGIES CORP/CA
filed 2000-05-19
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

                   TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-12641

                              [ITECH LOGO OMITTED]
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

                                   Yes |X| No

The number of shares outstanding of the registrant's common stock as of May 15, 2000, was 94,517,427.


                                                                                                       PAGE

PART I - FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Balance Sheets
              March 31, 2000 (unaudited) and June 30, 1999 (audited)                                   2
         Consolidated Statements of Operations
              Three and nine months ended March 31, 2000 and 1999 (unaudited)                          3
         Consolidated Statements of Cash Flows

              Nine months ended March 31, 2000 and 1999 (unaudited)                                    4
         Notes to Consolidated Financial Statements.                                                   5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS                                           6
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK                                                                  14

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                   15
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                           15
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                     15
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 16
         ITEM 5.  OTHER INFORMATION                                                                   16
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    16

SIGNATURES                                                                                            17

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                     ASSETS

                                                                                MARCH 31,        JUNE 30,
                                                                                  2000             1999
Current assets
    Cash                                                                      $      701        $       75
    Accounts receivable, net                                                         255             1,959
    Inventories                                                                       50               552
    Prepaid expenses and other                                                       231               577
                                                                              ----------          --------
        Total current assets                                                       1,237             3,163
Property and equipment, net                                                          615               986
Capitalized software, net                                                              -             2,851
Other                                                                                156               250
                                                                               ---------          --------
          Total Assets                                                         $   2,008          $  7,250
                                                                                ========           =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities

    Borrowings under bank lines of credit                                      $   6,846         $   6,469
    Short-term debt                                                                2,501             5,010
    Accounts payable                                                               3,859             5,532
    Accrued expenses                                                               1,088             2,671
                                                                                --------          --------
        Total current liabilities                                                 14,294            19,682
Long-term debt, less current portion                                                   -                 -
                                                                             -----------       -----------
        Total liabilities                                                         14,294            19,682
                                                                               ---------           -------

Shareholders' equity (deficit)
    Series A preferred stock, $1,000 par value, 7,500 shares
        authorized, 420.5 shares issued and outstanding                              420               420
    Series D preferred stock, $1,000 par value, 1,200 shares
        authorized, none issued and outstanding                                        -             1,800
    Series E preferred stock, $1,000 par value, 1,250 shares
        authorized, none issued and outstanding                                        -             4,655
    Common stock, $0.005 par value, 100,000,000 shares authorized,
        94,417,012 shares issued and outstanding                                     472               110
    Paid-in capital                                                               55,376            39,804
    Shareholder loans                                                               (105)             (105)
    Accumulated deficit                                                          (68,449)          (59,116)
                                                                                --------         ---------
Total shareholders' equity (deficit)                                             (12,286)          (12,432)
                                                                                ---------        ----------
                                                                             $     2,008      $      7,250
                                                                               =========        ==========

                 See notes to consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  MARCH 31,       MARCH 31,           MARCH 31,        MARCH 31,
                                                    2000            1999                2000             1999

Revenues
   Sales of products                                  $   260        $  3,230             $  1,261        $ 14,146
   Engineering fees                                       240             110                  265             505
   Licenses and royalties                                 221             320                  557             483
                                                    ---------       ---------            ---------      ----------
                                                          721           3,660                2,083          15,134
                                                    ---------       ---------            ---------      ----------
Costs and expenses

   Costs of products sold                                 225           2,504                1,822           9,860
   Selling, general, and administrative                   822           2,868                5,749          10,184
   Cost of engineering fees                               508             215                2,136           1,030
                                                    ---------       ---------            ---------      ----------
                                                        1,555           5,587                9,707          21,074
                                                    ---------       ---------            ---------      ----------
                                                         (834)         (1,927)              (7,624)         (5,940)

Income (loss) from operations
Other expense

   Interest, net                                         (150)           (368)                (329)           (911)
   Restructuring                                       (1,362)              -               (1,380)              -
                                                    ---------       ---------            ---------      ----------
                                                       (1,512)           (368)              (1,709)           (911)
                                                    ---------       ---------            ---------      ----------

Income (loss) before income taxes                      (2,346)         (2,295)              (9,333)         (6,851)
Income tax expense                                          -               -                    -             (14)
                                                    ---------       ---------            ---------      ----------
Net income (loss)                                 $    (2,346)     $   (2,295)          $   (9,333)   $     (6,865)
                                                    =========       =========            =========      ==========

Earnings (loss) per common share
   Basic                                             $   (.03)   $       (.13)        $       (.10)   $       (.12)
                                                    =========       =========            =========      ==========

   Diluted                                           $   (.03)   $       (.13)        $       (.10)   $       (.12)
                                                       =======    ============         ============    ============

Weighted average common shares                         90,807          55,556               90,807          58,686
Weighted average common shares -
   assuming dilution                                   90,807          55,556               90,807          58,686


                 See notes to consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                        (in thousands, except share data)
                                   (unaudited)

                                                                                  MARCH 31,         MARCH 31,
                                                                                   2000               1999
Cash flows from operating activities
   Net income (loss)                                                           $  (9,333)        $  (6,865)
   Adjustments to reconcile net income (loss)
     to net cash from operating activities
Non-cash special charges
Depreciation and amortization                                                        371               579
     Amortization of capitalized software                                          2,851                 -
     Changes in operating assets and liabilities
       Accounts receivable                                                         1,704               285
       Inventories                                                                   502             3,391
       Prepaid expenses and other                                                    896              (587)
       Accounts payable and accrued expenses                                      (3,713)           (2,160)
                                                                                 -------          --------
         Net cash from operating activities                                       (6,722)           (5,357)
                                                                                 -------          --------

Cash flows from investing activities
   Capitalized software                                                                -            (2,901)
   Capital expenditures                                                                -               (71)
                                                                             -----------        ----------
         Net cash from investing activities                                            -            (2,972)
                                                                             -----------           -------

Cash flows from financing activities
   Net borrowings under bank lines of credit                                         377              (601)
   Net borrowings under short-term notes payable                                       -             2,642
   Net proceeds from issuance of common stock                                      6,971             2,034
   Net proceeds from issuance of preferred stock                                       -             3,506
   Redemption of preferred stock                                                       -            (2,228)
   Issuance of long term debt                                                          -               675
   Repayment of long-term debt                                                         -              (354)
                                                                             -----------          --------
         Net cash from financing activities                                        7,348             5,674
                                                                                --------           -------

Net increase (decrease) in cash                                                      626            (2,655)
Cash, beginning of period                                                             75             3,023
                                                                              ----------           -------
Cash, end of period                                                          $       701       $       368
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

NOTE 2.  GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2000, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which raise substantial doubt about its ability to continue as a going concern. The Company's losses have resulted primarily from an inability to achieve product sales and contract revenue targets due to insufficient working capital. ITEC's ability to continue operations will depend on positive cash flow, if any, from future operations and on the Company's ability to raise additional funds through equity or debt financing. The Company has cut back and/or discontinued some of its operations and, if it is unable to raise or obtain needed funding, the Company may be forced to discontinue operations generally. On August 20, 1999, at the request of Imperial Bank, the primary lender to the Company, the Court appointed an operational receiver for the Company. On August 23, 1999, the operational receiver took control of the day-to-day operations of the Company. To date, through further equity infusion into the Company, primarily in the form of the exercise of warrants to purchase the common stock of the Company, operations have continued. Without additional funding sufficient to satisfy Imperial Bank and the other creditors of the Company, as well as providing working capital for the Company, there can be no assurances that such operations can continue. The Company continues to actively work with entities capable of providing such funding. Management has continued to implement its restructuring plan including reductions of personnel, consolidation of facilities, disposal of subsidiaries, and the elimination of product lines. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                                                           EARNINGS (LOSS)        SHARES           PER-SHARE
                                                             (NUMERATOR)       (DENOMINATOR)        AMOUNT

MARCH 31, 2000
   Net loss                                                  $   (9,333)
     Preferred dividends                                           (625)
                                                               --------
   Basic and diluted EPS                                     $   (9,958)          90,807          $  (0.10)
                                                               =========        ========             ======

NOTE 4.  INVENTORIES

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2000             1999
     Inventories
         Materials and supplies                                              $         5         $       5
         Finished goods                                                               45                52
                                                                                --------             -----
                                                                              $       50          $     57
                                                                                ========             =====



NOTE 5. BANK LINES OF CREDIT

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

         Historically, a portion of the Company's income was derived from non-recurring engineering fees and royalty income from a relatively small number of original equipment manufacturing ("OEM") customers. Over the past several years, the Company has experienced shortfalls in income as a result of engineering contracts with OEM manufacturers for products that were never completed by the OEM, were never introduced into the market and shipped or were canceled by the customer before ITEC completed the deliverables portion of the contract. Failure of these OEMs to achieve significant sales of products incorporating the Company's technology and fluctuations in the timing and volume of such sales had a materially adverse effect on the Company.

         The Company's current strategy is to continue to focus on rebuilding its OEM business and develop, commercialize and distribute its own technology products. The Company intends to continue to develop its target markets and to pursue clearly defined commercial market opportunities in order to leverage its core technologies.

         To successfully execute its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. At March 31, 2000, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which continue to raise substantial doubt about its ability to continue as a going concern.

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

RESULTS OF OPERATIONS

NET REVENUES

         Revenues were $721 thousand and $3.7 million for the quarters ended March 31, 2000 and 1999, respectively. Sales of product were $260 thousand and $3.2 million for the quarters ended March 31, 2000 and 1999, respectively. For the nine months ended March 31, 2000 sales of product were $ 1.3 million compared to $14.1 million for the nine months ended March 31, 1999. The decrease in product sales from 1999 to 2000 was due to an overall decrease in the sales activities of the Company due to insufficient inventories and working capital. The Company's lack of sufficient working capital has had a negative adverse effect on printer product sales in particular, and overall revenues in general. Engineering fees were $240 thousand and $110 thousand for the quarters ended March 31, 2000 and 1999, respectively. For the nine months ended March 31, 2000 engineering fees were $265 thousand compared to $505 thousand for the nine months ended March 31, 1999. The decrease in 2000 compared to 1999 was primarily the result of the Company's change in strategic direction, focusing more on internal product development and sales and less on engineering for third parties. License fees and royalties were $221 thousand for the quarter ended March 31, 2000 compared to $320 thousand in license fees and royalties in the third quarter of fiscal 1999. For the nine months ended March 31, 2000 license fees and royalties were $557 thousand compared to $483 thousand for the nine months ended March 31, 1999. Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using ITEC technologies.

COST OF PRODUCTS SOLD

         Cost of products sold were $225 thousand or 87% of product sales and $2.5 million or 78% of product sales for the quarters ended March 31, 2000 and 1999, respectively. For the nine months ended March 31, 2000 cost of products sold were $1.8 million or 144% of product sales compared to $9.9 million or 70% of product sales for the nine months ended March 31, 1999. The large percentages of cost of goods sold in both 2000 and 1999 is due to the liquidation sale of inventories substantially below cost as mandated by the court-appointed operational receiver. (See Note 2 to the Consolidated Financial Statements.)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses were $822 thousand and $2.9 million for the quarters ended March 31, 2000 and 1999, respectively. For the nine months ended March 31, 2000 selling, general, and administrative expenses were $5.8 million compared to $10.2 million for the nine months ended March 31, 1999. Selling, general, and administrative expenses have consisted primarily of court-appointed operational receiver costs, salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and
legal,   advertising  and  other  marketing  related  expenses,   and  fees  for
professional services. The Company reduced its selling, general, and administrative expenses $2.0 million or 71% for the three month period ended March 31, 2000 from the year earlier period. Selling, general, and administrative expenses for the nine month period ended March 31, 2000 were $5.7 million as compared to $10.2 million in the year earlier nine month period, a reduction of $4.4 million or 44%. The decrease in selling, general and administrative has been due primarily to an ongoing lack of operating capital and the liquidation of inventories by the court-appointed operational receiver. (Also see Note 2 to the Consolidated Financial Statements.)

COST OF ENGINEERING

         Engineering costs were $508 thousand and $215 thousand for the quarters ended March 31, 2000 and March 31, 1999, respectively. For the nine months ended March 31, 2000 engineering costs were $2.1 million compared to $1.0 million for the nine months ended March 31, 1999. In the previous fiscal year, the Company had reduced its engineering and licensing activities; and engineering costs were re-directed toward the development of the Company's branded products, including printers and associated digital imaging products. New products from these activities had been expected to begin being shipped to customers during the current fiscal year. However, due to the lack of working capital and the associated restrictions on the Company's sales and marketing activities (Note 2 to the Consolidated Financial Statements), such product introductions have not been realized. During fiscal 2000, the Company has increased its focus on engineering in order to stimulate revenues from license fees and royalties, which are not dependent upon inventories.

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

         As of March 31, 2000, the Company had negative working capital of $13.1 million as compared to negative working capital of $16.5 million at June 30, 1999. The $3.4 million increase in working capital is due primarily to increases in paid-in capital, which has been the Company's principal source of liquidity during fiscal 2000.

         During the three month period ended March 31, 2000, the Company wrote down $2.9 million in capitalized software. Management took this step due to the Company's inability to provide the necessary resources to release, manufacture, and market the associated products.

         Net cash used in operating activities increased to $6.7 million during the nine month period ended March 31, 2000, from $5.4 million during the year-earlier period, due primarily to an increase in the Company's net loss.

         Net cash used in investing activities were zero during the nine month period ended March 31, 2000, from $3.0 million during the year-earlier period. The decrease was due primarily to the absence of any prepaid license, capitalized software, or capital expenditures in the period.

         Net cash from financing activities increased to $7.3 million during the nine month period ended March 31, 2000, from $5.7 million during the year-earlier period. The increase was due to primarily to an increase in proceeds from the issuance of common stock to $7.0 million from $2.0 million in the year-earlier period.

         The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at March 31, 2000, was approximately $625 thousand.

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

         As of March 31, 2000, the Company had accumulated losses of approximately $68.2 million. Management anticipates incurring additional losses until the Company can successfully market and distribute its products and develop new technologies and commercially viable future products. If it is unable to do so, ITEC will continue to have losses and might not be able to continue operations.

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

         The success of the Company will depend on its ability to market its products, including digital printers and hardware and software products used in digital imaging, and to rapidly introduce and market additional products. The Company does not have control over the demand for digital imaging products, including the preferences of users and the capability of personal computers to run the Company's digital imaging software and hardware products and to use ITEC printers. There can be no assurance that the products introduced by the Company will achieve acceptance, or that other digital imaging products companies will not develop and market products which render ITEC products obsolete or less competitive. Failure to obtain significant customer satisfaction or market share for ITEC products will significantly and negatively affect the Company's revenues. Also see "Short Product Lives and Technological Change."

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

LIQUIDITY OF COMMON STOCK

         The Company currently does not meet the listing maintenance requirements of the Nasdaq SmallCap(TM) Market and Nasdaq rules, which include, among other things, a minimum bid price for our common stock of $1.00. The Company's shares of Common Stock were de-listed from trading on the Nasdaq SmallCap Market in March 2000. The Company has appealed the de-listing and Nasdaq is in the process of reviewing the de-listing. However, the Company cannot be sure that Nasdaq will grant its appeal. The result of the de-listing of the Company's stock from the Nasdaq SmallCap Market may continue to have a negative effect on the liquidity of the stock and also may make it more difficult for the Company to raise capital in the future.

         The Company's common stock is currently listed on the NASD Electronic Bulletin Board. The Company's common stock is covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

ABSENCE OF DIVIDENDS

         No cash dividends have been paid on the Company's Common Stock to date and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about February 2, 1999, American Industries, Inc., Ellison Carl Morgan and entities related to Ellison Carl Morgan (the "Plaintiffs") served the Company and certain officers and directors of the Company (the "Defendants") with a lawsuit filed in the Circuit Court of the State of Oregon for the County of Multnomah, alleging that the Defendants violated certain Oregon Securities Laws in connection with the Plaintiffs' investments in the Company, breached the contracts with the Plaintiffs and committed fraud in connection with such contracts. On or about February 22, 1999, the Plaintiffs served Defendants with an Amended Complaint seeking approximately $1.3 million for added allegations regarding alleged breaches of agreements between the Company and American Industries providing the Company with letters of credit. On or about September 1, 1999 American Industries obtained a judgment on the issues in the case relating to the letters of credit. On May 5, 2000, the jury in a Portland, Oregon trial returned a verdict in favor of the Company and Brian Bonar, the only remaining individual defendant, on all issues other than those related to the letters of credit discussed above.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its credit agreement with Imperial Bank. At March 31, 2000, the amount in default was approximately $4,734,000. (Also see Note 2 to Consolidated Financial Statements.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1999 Annual Meeting of Stockholders on May 11, 2000 to consider a number of proposals; the disposition of which is described below:

1. Shareholders elected five persons to serve as directors on the Company's Board of Directors until their successors are duly elected and qualified. Directors elected were Brian Bonar, Keith Meadows, Robert A. Dietrich, Eric W. Gaer, and Stephen J. Fryer. The breakdown of voting was as follows:

                                       For       Against    Abstain     Unvoted

                 Bonar          82,035,653     2,043,744          -           -
                 Meadows        82,041,103     2,038,324          -           -
                 Dietrich       82,041,103     2,038,324          -           -
                 Gaer           82,041,053     2,038,374          -           -
                 Fryer          82,041,053     2,038,374          -           -

2. Shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 200,000,000. There were 79,311,439 votes cast for the Proposal, 4,389,695 votes against, and 430,054 abstentions.

3. Shareholders approved an amendment to the Certificate of Incorporation in order to effect a stock combination (reverse split) of the Common Stock in an exchange ratio to be approved by the Board of Directors before December 31, 2000, ranging from one newly issued share for each two outstanding shares of Common Stock to one newly issued share for each six outstanding shares of Common Stock. There were 78,582,824 votes cast for the Proposal, 4,720,934 votes against, and 775,669 abstentions.

4. Shareholders approved the appointment of Boros & Farrington APC as the Company's independent auditors for the fiscal year ending June 30, 2000. There were 82,056,453 votes cast for the appointment, 1,390,916 votes against, and 632,058 abstentions.

5. Proposals for approval of the Company's Employee Stock Purchase Plan and the Company's 2000 Stock Option plan were not approved by the shareholders because an insufficient number of votes were cast for their consideration (67,723,839 shares were not voted).

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
            27.1            Financial Data Sheet

(b)      Reports on Form 8-K:

         A report on Form 8-K was filed with the Securities and Exchange Commission on January 7, 2000 with regard to a press release of January 3, 2000.

    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 18, 2000

IMAGING TECHNOLOGIES CORPORATION (Registrant)

By: /s/ BRIAN BONAR
-----------------------
Brian Bonar
Chief Executive Officer

(Principal Financial and Accounting Officer)