Form 10-K405
period 2000-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 2000-10-13
CIK 725394

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000



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

                         Common Stock, $0.005 par value

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

At October 6, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26,153,639 based on the last trade price as reported on the NASD Electronic Bulletin Board. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At October 6, 2000, there were 104,197,764 shares of the registrant's Common Stock, $0.005 par value, issued and outstanding.

Information required by Part III of this Form 10-K is incorporated therein by reference from the Company's definitive Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after June 30, 2000.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgement on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risks and Uncertainties." References in this Annual Report on Form 10-K to "ITEC" and the "Company" are to Imaging Technologies Corporation and its wholly-owned direct and indirect subsidiaries, Personal Computer Products, Incorporated, a California corporation (PCPI), NewGen Imaging Systems, Incorporated, a California corporation (NewGen), Color Solutions, Inc, a California corporation (CSI), ITEC Europe, Ltd., formed under the laws of the United Kingdom, (ITEC Europe), and DealSeekers.com, Incorporated, a Delaware corporation.


PART I

ITEM 1.

BUSINESS

         ITEC develops, manufactures, and distributes high-quality digital imaging solutions. The Company produces a wide range of printer and imaging products for use in graphics, publishing, digital photography, and other business and technical markets. In the 1980's, ITEC began the development of core technologies related to the design and development of controllers for non-impact printers and multifunction peripheral devices, such as copiers, scanners, and facsimile machines. During the past few years, the Company has expanded its product offerings to include monochrome and color printers, external print servers, and software to improve the accuracy of color reproduction.

         ITEC offers advanced digital color and monochrome output devices for a number of specialized publishing markets, including electronic prepress, graphic design, on-demand printing, business and technical office, and digital photography markets. The Company's new generation of products incorporate advanced printer and imaging controller technologies to produce faster, output of enhanced images at competitive prices. All of ITEC's color laser and dye-sublimation printers incorporate the Company's proprietary ColorBlind(R) Color Management software.

         ITEC's ColorBlind Color Management software is a suite of applications, utilities and tools designed to create, edit, and apply industry standard International Color Consortium ("ICC") profiles that produce accurate color rendering across a wide range of peripheral devices. "ColorBlind Aware" is growing to be recognized as an industry standard to denote color accuracy as manufacturers integrate ColorBlind's Color Management resources into their product designs.

         The Company benefits from technology alliances with several industry leaders to develop embedded printer controller and digital imaging technology. ITEC produces printer controllers that provide performance advantages for its OEM customers in a modular form. ITEC's customers also benefit by outsourcing their engineering development to ITEC, thus achieving faster time-to-market.

         Imaging Technologies Corporation (OTCBB: ITEC) was incorporated in March, 1982 under the laws of the State of California, and reincorporated in May, 1983 under the laws of the State of Delaware. The Company's principal executive offices are located at 15175 Innovation Drive, San Diego, CA 92128. The Company's main phone number is (858) 613-1300.

MARKET OVERVIEW

         ITEC's principal markets encompass desktop digital imaging and printing. The Company's primary market segment is image management to control the function of printers and/or digital copiers. The Company provides a variety of technical solutions and products to meet the changing needs of this market, including printers, controllers, and software.

         Worldwide printer shipments reached 71.6 million units in 1999, increasing by 19 percent over the previous year according to Dataquest Inc., a unit of Gartner Group, Inc. Aiding worldwide printer growth was the rapid increase in sales from developing regions, such as Asia/Pacific, which boasted a 33 percent increase last year.

         Various underlying industries may have a direct impact on ITEC's market potential. For example, according to the Gartner Group, 5.4 million of the 103 million households in the United States currently have a digital camera with an estimated 12.7 million U.S. households planning on having a digital camera by the end of the year. Worldwide digital camera shipments exceeded 6.5 million units in 1999, and will increase dramatically to 41.6 million by 2004, according to International Data Corp.

         Changes in the technology of document creation, management, production, and transmittal (including the Internet) have been transforming the imaging market. The greater bandwidth now available to even small desktop computers has facilitated the movement of color images; this has created an increase in the demand for cross platform color reproduction.

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

         Imaging professionals have been forced to deal with more complex documents for distribution throughout the business enterprise. Powerful authoring applications enable the creation of documents, the components of which originate from multiple locations around the world. Adobe Systems' Acrobat(R) Portable Document Format (PDF(R)) and PostScript printing technologies have become more important elements in the document imaging workflow due to their ability to improve the efficiency of digital master document transmission and the reliability of printing at remote locations.

         The digital pre-press market is experiencing a double-digit growth rate and is also now expanding to a pre-visualization market, representing annual revenues of $400 billion world-wide.

         The direct-to-plate and direct-to-print trends in the printing industry have created more demand for digital color proofing due to the fact that conventional proofing methods cannot be used in those environments.

         The market growth and acceptance of the digital camera and the improved resolution of these cameras have increased the demand for color management and accurate color printing.

         Accordingly, color integrity is an important underlying requirement in the imaging process. The widespread use of color applications at the desktop, demand for higher quality color reproduction, expanded use of the Internet for document dissemination and e-commerce, growth of office networks, and the increased acceptance and use of digital photography are some of the factors that influence our markets.

         ITEC is working to deliver solutions that meet current and future demands of the imaging markets: higher resolution, faster printed output, easier and more consistent color rendering, and reduced dependence on device-specific applications.

BUSINESS STRATEGY

         The Company's objective is to be a global market leader in digital imaging by delivering higher-quality, easy-to-use products and technology. ITEC is focused on the continued development of advanced integrated digital imaging solutions. The Company's principal target markets include: (1) embedded printer controller technology for non-impact printers (laser, copier, duplicator and ink jet); (2) external digital print controllers and print servers for printing-on-demand; (3) specialized printers and digital proofing devices for graphics and publishing (including niche business applications); and (4) color management software products.

PRINTER CONTROLLER PRODUCTS

         ITEC has a long history of participation in the design, development, and integration of digital printing controller technology. The printer controller houses the intelligence of the device. It is a powerful microcomputer that controls imaging and output of the printed image.

         ITEC develops and manufactures embedded imaging controllers for original equipment manufacturers (OEMs), who benefit by outsourcing their engineering development and manufacturing. In an age of rapid and persistent technology change, ITEC provides OEM customers the ability to achieve faster time-to-market, which may be critical to product success.

         ITEC has established relationships with leading printer manufacturers and marketers throughout the world. ITEC has the ability to embed the core technology of the PostScript page description language into its image management products. Adobe PostScript is the most widely accepted printing and imaging technology for corporations, publishers, and government agencies. 75% of all commercial publications are imaged on PostScript devices. Incorporating PostScript technology, ITEC controllers deliver advanced features and a universal operating environment for digital documents.

         ITEC produces a range of integrated controller solutions for printers and multifunction peripherals. The Company's new embedded imaging controllers are sold to OEM customers for integration into digital color and monochrome printers. ITEC's ImageScript(TM) controller accommodates a wide range of new printer designs. Features include: Adobe PostScript-3 compatibility, a powerful reduced-instruction-set-computer (RISC) processor, image enhancement co-processors, and printing resolution up to 1200 dots-per-inch (dpi). The flexible architecture of ITEC controllers allows OEM customers to select from a range of options including processor speed, resolution and communication/networking connectivity.

         ITEC also produces an Adobe PostScript-3 raster image processing (RIP) controller, which can be used by digital duplicators. Digital duplicators are used for short run printing and provide significant cost savings over conventional copy machines. Primary users of digital duplicators include quick-print shops, churches, schools, and government offices. ITEC's controller has an architecture that allows it to manage the output functions of a wide range of duplicator products.

PRINTERS

         ITEC's printer product line features network compatibility and Adobe PostScript-3 technology. The products provide higher performance, enhanced image quality, and advanced page processing. Under the ITEC brand, the Company sells a range of products in both monochrome and color. The Company's product strategy is to produce value-added printers that meet the more exacting requirements of specialized segments of the market.

         The LaserImage 1200 laser printer is designed to quickly produce full-bleed proofs for pre-press and graphic arts applications. The printer is positioned as a workgroup solution for printing complex documents or high volume printing. It features Adobe PostScript-3 with a RISC-based controller designed and engineered by ITEC. A number of configurations are available, including network connectivity options.

         The ColorImage(R) 2500 combines ITEC's award-winning ColorBlind color management system with Adobe PostScript-3. ITEC's controller technology is built around a very fast RISC processor to provide the performance necessary to reproduce complex color pages. The 2500 also features: up to 1200x1200 dpi resolution, an image enhancement co-processor, and a precision toning system to deliver crisp, high quality, color-correct images. Print speed is 4 color pages per minute and 16 monochrome pages per minute.

COLOR MANAGEMENT SOFTWARE

         Accurate color reproduction is one of the largest single challenges facing the imaging industry. Customers demand systems that are easy to use, predictable and consistent. The fundamental challenge is the control of "color space." Color space for printed materials is different from the color space for devices such as cameras, scanners and computer monitors. A color management system is needed so users can convert their files for use with different devices. The varying characteristics of each device are captured in a device profile. The International Color Consortium ("ICC") has established a standard for the format for these profiles.

         ITEC's ColorBlind Color Management software is a suite of applications, utilities, and tools that allow users to precisely create ICC profiles for each device in the color workflow including scanners, monitors, digital cameras, printers, and other specialized digital color input and output devices. Once profiled, ColorBlind balances these profiles to produce accurate, consistent, and reliable color rendering from input to output.

         "ColorBlind Aware" is recognized as an industry standard for color accuracy. In order to advance this standard, ITEC actively encourages printer, scanner, and monitor manufacturers integrate ColorBlind into product designs. ColorBlind software is sold as a standalone application or licensed by OEM's for resale to be bundled with peripheral devices.

OPERATIONS

         ITEC's consolidated corporate headquarters facility houses all of ITEC's U.S. operations. The Company's 56,000 square foot headquarters facilities house all of the Company's engineering, sales and marketing, customer support, accounting, production, and warehousing departments. In addition, ITEC's DealSeekers.com and Color.com Internet E-Commerce operations are managed from this location.

         In order to address the opportunities of new product development, marketing, and sales, ITEC has recently organized the company into four groups:
(1) engineering, (2) printer products, (3) software products, and (4) printer consumables.

ENGINEERING

         ITEC's engineering group focuses on developing and branding new company products, and also provides engineering and design services for major original equipment manufacturers (OEM). The engineering division has strong alliances with industry leaders to develop the next generation of printer controller technology. ITEC produces laser printer controllers (motherboards) that provide maximum price/performance for its OEM customers.

         The Company has a number of initiatives under way in this area that are expected to produce revenues in fiscal 2001, including a three-year agreement with a Japanese OEM customer for the development and sale of a new generation of printer controllers. The agreement includes $850,000 of non-recurring fees for engineering services. The manufacturing portion of the agreement has been scheduled to begin in fiscal 2001. Based on future sales estimates by the customer (who, due to competitive reasons has asked that its name be kept confidential), the follow-on manufacturing of the controllers could have a potential value to ITEC of $7.5 million over the next several years.

PRINTER PRODUCTS

         The printer products group provides a full range of advanced digital color and monochrome printer products for the publishing markets. The company's new generation of products incorporate advanced printing and imaging controller technologies to produce faster enhanced image output at competitive prices. ITEC's color laser printers incorporate the company's proprietary ColorBlind color management software and are the first to offer "ColorBlind Aware" in conjunction with Adobe's newest PostScript technology.

         ITEC's printer products are marketed and sold through a distribution channel of value-added resellers (VARS), manufacturer's representatives, retail vendors, and systems integrators. The Company has a network of dealers and distributors in the United States, Canada, and Europe; and it is expanding with additional resellers in Africa, Asia, the Middle East, Latin America, and Australia.

         The Company expects export sales to continue to represent a significant portion of its sales. Earlier this year, ITEC began shipment of printers and printing products to the Company's Korean distributor.

         ITEC supports its worldwide distribution network and end-user customers through centralized manufacturing, distribution, and repair operations from the Company's San Diego headquarters.

SOFTWARE PRODUCTS

         ITEC's software products group produces ColorBlind Color Management software. ColorBlind is an award-winning suite of applications that produce accurate color rendering across a wide range of peripheral devices. "ColorBlind Aware" is rapidly being adopted as an industry standard for color accuracy as manufacturers integrate ColorBlind color management resources into product designs.

         ITEC has licensed ColorBlind to Agfa Monotype Corporation, a world leader in the development of color technologies and products. The Company expects to receive royalties from Agfa's sales to OEM customers.

         ITEC has expanded its operations internationally this year, establishing product development and ColorBlind software distribution contracts throughout Mainland Asia, and Japan. Recently, ITEC established a strategic international sales and distribution agreement for ColorBlind software throughout Southeast Asia with Professys Asia.

         The Company also recently signed a licensing agreement for the ColorBlind engine with DALiM Software of Germany, a privately-held company that offers software solutions to customers in the printing and publishing industries worldwide.

         Additionally, ITEC signed a master distribution agreement with TypeMaker Ltd., a color management specialist in England. TypeMaker will sell ColorBlind products directly to its European customer base. The Company has also signed distribution agreements with Ados, an Australian software distributor, and with Professys Asia of Singapore.

         ITEC has begun to introduce new versions of its ColorBlind family of products to provide full support to the latest Apple(R) Macintosh(R) technologies, including the OS9 operating system for the G4 PowerMac(R), as well as support for USB devices.

         ITEC is working to increase the recognition of its products by leveraging the market reach of other companies. An example is ITEC's co-marketing agreement recently signed with Epson. Epson will use ITEC's Colorblind Professional profile creation and editing software to create ICC Profiles for use with the Epson Stylus Pro 9000 printer. Epson will include marketing materials with the printer identifying ColorBlind software and ITEC will distribute Epson's ColorBlind ICC profiles to end users of the Pro 9000 printer from ITEC's web site.

         ITEC is working on the launch of an Internet site, color.com, as a resource center to provide information on the highest quality correct color. This site allows consumers to purchase ITEC products, including ColorBlind Software. This ITEC web site also serves as a resource center for color imaging, with information including white papers on color imaging and management, links to color consultants and experts, and products.

PRINTER CONSUMABLES

         ITEC's printer consumables group consists of an e-commerce operation, DealSeekers.com, which is part of ITEC's new subsidiary, ITEC Ventures. Soon to be re-launched after its initial test marketing phase in 1999, DealSeekers.com will be an interactive Internet catalog showroom that features thousands of digital imaging products. The site will partner with manufacturers and other market makers, offering them a single source for the efficient and orderly liquidation of excess and previous-version inventory. The service will offer this surplus through "Hot Deals" to its wholesale and retail customers. Printer consumables represents an estimated $450 billion a year industry. ITEC believes that DealSeekers.com provides significant growth potential by becoming a leading source for printer consumable products.

MANUFACTURING, PRODUCTION, AND SOURCES OF SUPPLY

         ITEC continued to outsource the majority of its manufacturing. This arrangement gives ITEC the latitude to expand its business base without the cash drain of maintaining a state-of-the-art-manufacturing center. Also see "Risks and Uncertainties."

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

RESEARCH AND DEVELOPMENT

         The markets for the Company's products are characterized by rapidly evolving technology, frequent new product introductions, and significant price competition. Accordingly, the Company monitors new technology developments and coordinates with suppliers, distributors and dealers to enhance existing products and lower costs. Advances in technology require ongoing investment. Also see "Risks and Uncertainties."

COMPETITION

         The markets for the Company's products are highly competitive and rapidly changing. The Company's ability to compete in its markets depends on a number of factors, including the success and timing of product introductions by the Company and its competitors, selling prices, product performance, product distribution, marketing ability, and customer support. A key element of the Company's strategy is to provide competitively-priced, quality products. Also see "Risks and Uncertainties."

INTELLECTUAL PROPERTY

         ITEC's software products, hardware designs, and circuit layouts are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by the Company's software, hardware designs or the integration of the two. The Company protects its software source code as trade secrets and makes its Company proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. In many product hardware designs, the Company develops application-specific integrated circuits (ASICs) which encapsulate proprietary technology and are installed on circuit boards. This can serve to reduce the risk of duplication by competitors. The Company currently holds no patents. Computer and printer imaging technology is a rapidly changing business environment. Consequently, the Company believes the effectiveness of patents, trade secrets, and copyright protection are less important in influencing long term success than the experience of the Company's technical team, contractual relationships, and a continuous focus on technical advancement.

         The Company has obtained U.S. registration for several of its trade names or trademarks, including PCPI, NewGen, ColorBlind, LaserImage, ColorImage, ImageScript, ImageFont, ImagePress, and ImageNet. These trade names are used to distinguish the Company's products in the marketplace. Pending trademarks for which registration is currently being sought include dfilm, Xtinguisher, ChroMATCH, ChromaxPro, ImagerPro, DuoSetter, ImagerPlus, and DesignXP.

         From time to time, certain competitors have asserted patent rights relevant to the Company's business. The Company expects that this will continue. The Company carefully evaluates each assertion relating to its products. The Company relies on a combination of trade secret, copyright and trademark protection, and non-disclosure agreements to protect its proprietary rights. Also see "Risks and Uncertainties."

PERSONNEL

         ITEC employed a total of twenty-nine individuals worldwide as of June 30, 2000. None of ITEC's employees are represented by any union. Of this number, ten are involved in sales, marketing, corporate administration and finance, sixteen are in engineering, research and development, and technical support.

RISKS AND UNCERTAINTIES

OUR NEED FOR FUTURE CAPITAL

         ITEC's business has not been profitable in the past and it may not be profitable in the future. The Company may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside its control. See "Potential Fluctuation in Our Quarterly Performance." The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company will need additional funds. ITEC may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed. Even if funds are available, the terms under which the funds are available may not be acceptable to the Company. Insufficient funds may require the delay, reduction, or elimination of some or all of the Company's planned activities. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

POTENTIAL FLUCTUATION IN OUR QUARTERLY PERFORMANCE

         Quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a material adverse effect on the Company's results of operations. The factors include: the timing of product announcements and subsequent introductions of new or enhanced products by the Company and by its competitors, the availability and cost of components, the timing and mix of shipments of the Company's products, the market acceptance of new products, seasonality, currency fluctuations, changes in the Company's prices and in the Company's competitors' prices, price protection offered to distributors and OEMs for product price reductions, the timing of expenditures for staffing and related support costs, the extent and success of advertising, research and development expenditures, and changes in general economic conditions.

         The Company may experience significant quarterly fluctuations in revenues and operating expenses as it introduces new products. In addition, component purchases, production and spending levels are based upon management's forecast of future demand for the Company's products. Accordingly, any inaccuracy in the Company's forecasts could adversely affect its financial condition and results of operations. Demand for the Company's products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. The Company's failure to complete shipments during a quarter could have a material adverse effect on its results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period.

HIGHLY COMPETITIVE INDUSTRY

         The markets for ITEC products are highly competitive and rapidly changing. Some of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than ITEC. The Company's ability to compete in its markets depends on a number of factors, some within and others outside its control. These factors include: the frequency and success of product introductions by the Company and by its competitors, the selling prices of ITEC products and of its competitors' products, the performance of ITEC products and of its competitors' products, product distribution by ITEC and by its competitors, ITEC's marketing ability and the marketing ability of its competitors, and the quality of customer support offered by ITEC and by its competitors.

         A key element of ITEC's strategy is to provide competitively priced, quality products. The Company cannot be certain that its products will continue to be competitively priced. The Company has reduced prices on certain products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in product costs, will reduce gross margins and may adversely affect the Company's financial condition and results of operations.

SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE

         The markets for ITEC's products are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in product selling prices due to competitive pressures over the life of a product are common. The future success of the Company will depend on its ability to continue to develop and manufacture competitive products and achieve cost reductions for existing products. In addition, the Company monitors new technology developments and coordinates with suppliers, distributors and dealers to enhance its existing products and to lower costs. Advances in technology will require increased investment in product development to maintain the Company's market position. If the Company is unable to develop and manufacture new, competitive products in a timely manner, its financial condition and results of operations will be adversely affected.

DEVELOPING MARKETS AND APPLICATIONS

         The markets for ITEC products are relatively new and are still developing. Management believes that there has been growing market acceptance for color printers, color management software and supplies. The Company cannot be certain, however, that these markets will continue to grow. Other technologies are constantly evolving and improving. The Company cannot be certain that products based on these other technologies will not have a material adverse effect on the demand for its products.

DEPENDENCE UPON SUPPLIERS

         At present, many of ITEC's products use technology licensed from outside suppliers. The Company relies heavily on these suppliers for upgrades and support. In the case of ITEC font products, the Company licenses the fonts from outside suppliers, who also own the intellectual property rights to the fonts. The Company's reliance on third-party suppliers involves many risks, including limited control over potential hardware and software incompatibilities with ITEC products. Furthermore, the Company cannot be certain that all of the suppliers of products it markets will continue to license their products to ITEC, or that these suppliers will not license their products to other companies simultaneously.

RISKS RELATED TO ACQUISITIONS

         In order to grow the business, the Company may acquire businesses that management believes are complementary. To successfully implement this strategy, the Company must identify suitable acquisition candidates, acquire these candidates on acceptable terms, integrate their operations and technology successfully with the Company, retain existing customers and maintain the goodwill of the acquired business. The Company may fail in its efforts to implement one or more of these tasks. Moreover, in pursuing acquisition opportunities, the Company may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than those of the Company. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Overall financial performance will be materially and adversely affected if the Company is unable to manage internal or acquisition-based growth effectively.

         Acquisitions involve a number of risks, including: integrating acquired products and technologies in a timely manner; integrating businesses and employees with the Company's business; managing geographically-dispersed operations; reductions in the Company's reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; the diversion of management attention; the assumption of unknown liabilities; potential disputes with the sellers of one or more acquired entities; the Company's inability to maintain customers or goodwill of an acquired business; the need to divest unwanted assets or products; and the possible failure to retain key acquired personnel.

         Client satisfaction or performance problems with an acquired business could also have a material adverse effect on the Company's reputation, and any acquired business could significantly under perform relative to expectations. The Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. As a result, the Company cannot be certain that it will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with its strategic objectives, which could have a material adverse effect on overall financial performance.

         In addition, if the Company issues equity securities as consideration for any future acquisitions, existing stockholders will experience ownership dilution and these equity securities may have rights, preferences or privileges superior to those of ITEC common stock. See "Future Capital Needs."

DEPENDENCE ON KEY PERSONNEL

         The success of the Company is dependent, in part, upon its ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and the Company will be adversely affected if it is unable to attract additional key employees or if it loses one or more key employees. The Company may not be able to retain its key personnel.

COMPONENT AVAILABILITY AND COST; DEPENDENCE ON SINGLE SOURCES

         The Company presently outsources the production of some of its manufactured products through a number of vendors located in California. These vendors assemble products, using components purchased by the Company from other sources or from their own inventory. The terms of supply contracts are negotiated separately in each instance. Although the Company has not experienced any difficulty over the past several years in engaging contractors or in purchasing components, present vendors may not have sufficient capacity to meet projected market demand for ITEC products and alternative production sources may not be available without undue disruption.

         Contract vendors generally perform multi-step quality control testing prior to shipping their products to the Company. The Company, in turn, includes appropriate software, performs additional tests on the products, then packages and ships products into the distribution channels. In addition to buying such items as printed circuit boards and other components from outside vendors, the Company purchases and/or licenses software programs, including operating systems and intellectual property modules (pre-written software code to execute a specifically defined operation). The Company purchases these products from vendors who have licenses to sell the software to the Company from the originators of the software, and have, from time to time, directly licensed system software that is either embedded or otherwise incorporated in certain ITEC products.

         While most components are available locally from multiple vendors, certain components used in ITEC products are only available from single sources. Although alternative suppliers are readily available for many components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to operations. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company's business and overall financial performance.

POSSIBILITY OF CHALLENGE TO OUR PRODUCTS OR INTELLECTUAL PROPERTY RIGHTS

         The Company currently holds no patents. The Company's software products, hardware designs, and circuit layouts are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by its software, hardware designs or the integration of the two. The Company protects its software source code as trade secrets and makes its proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. In many product hardware designs, the Company develops application-specific integrated circuits (ASICs) which encapsulate proprietary technology and are installed on the circuit board. This can serve to significantly reduce the risk of duplication by competitors, but in no way ensures that a competitor will be unable to replicate a feature or the benefit in a similar product.

         Competitors may assert that the Company infringes their patent rights. If the Company fails to establish that it has not violated the asserted rights, it could be prohibited from marketing the products that incorporate the technology and it could be liable for damages. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. The Company has obtained U.S. registration for several of its trade names or trademarks, including: PCPI, NewGen, ColorBlind, LaserImage, ColorImage, ImageScript and ImageFont. These trade names are used to distinguish the Company's products in the marketplace.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         The Company conducts business globally. Accordingly, future results could be adversely affected by a variety of uncontrollable and changing factors including: foreign currency exchange fluctuations; regulatory, political or economic conditions in a specific country or region; the imposition of governmental controls; export license requirements; restrictions on the export of critical technology; trade restrictions; changes in tariffs; government spending patterns; natural disasters; difficulties in staffing and managing international operations; and difficulties in collecting accounts receivable.

         In addition, the laws of certain countries do not protect ITEC products and intellectual property rights to the same extent as the laws of the United States.

         In the Company's 1998 fiscal year, it experienced contract cancellations and the write-off of significant receivables related to continuing economic deterioration in foreign countries, particularly in Asia. Any or all of these factors could have a material adverse impact on the Company's business and overall financial performance.

DEPENDENCE ON EXPORT SALES

         The Company intends to pursue international markets as key avenues for growth and to increase the percentage of sales generated in international markets. In the Company's 2000, 1999, and 1998, fiscal years, sales outside the United States represented approximately 2%, 56% and 57% of net sales, respectively. The Company expects sales outside the United States to represent a significant portion of its sales. As the Company continues to expand its international sales and operations, the business and overall financial performance may be adversely affected by factors such as those described under "Risks Associated with International Operations."

RELIANCE ON INDIRECT DISTRIBUTION

         ITEC products are marketed and sold through an established distribution channel of value added resellers, manufacturers' representatives, retail vendors, and systems integrators. The Company has a network of dealers and distributors in the United States and Canada, in the European Community and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. The Company supports its worldwide distribution network and end-user customers through centralized manufacturing, distribution, and repair operations headquartered in San Diego. As of October 6, 2000, the Company directly employed nine individuals involved in marketing and sales activities.

         Sales are principally made through distributors, which may carry competing product lines. These distributors could reduce or discontinue sales of ITEC products, which could materially and adversely affect the Company. These independent distributors may not devote the resources necessary to provide effective sales and marketing support of ITEC products. In addition, the Company is dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting the Company's markets. Management believes that the future growth and success of the Company will continue to depend in large part upon its distribution channels. The business could be materially and adversely affected if the Company's distributors fail to pay amounts to the Company that exceed reserves it has established. To expand its distribution channels, the Company has entered into select OEM arrangements that allow it to address specific market segments or geographic areas. To prevent inventory write-downs in the event that OEM customers do not purchase products as anticipated, the Company may need to convert such products to make them salable to other customers.

VOLATILITY OF OUR STOCK PRICE

         The market price of ITEC's common stock historically has fluctuated significantly. The Company's stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to ITEC's business; fluctuations in the Company's operating results; a shortfall in revenues or earnings compared to the estimates of securities analysts; announcements of technological innovations, new products or enhancements by the Company or its competitors, general conditions in the computer peripheral market and the imaging markets served by the Company; general conditions in the worldwide economy; developments in patents or other intellectual property rights; and developments in the Company's relationships with its customers and suppliers.

         In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Similarly, the market price of ITEC common stock may fluctuate significantly based upon factors unrelated to the Company's operating performance.

ABSENCE OF DIVIDENDS

         The Company has not paid any cash dividends on its common stock to date and it does not anticipate paying cash dividends in the foreseeable future.

APPOINTMENT AND REMOVAL OF OPERATIONAL RECEIVER

         On August 20, 1999, at the request of Imperial Bank, the Company's primary lender, the Superior Court, San Diego appointed an operational receiver. On August 23, 1999, the operational receiver took control of ITEC's day-to-day operations. Through further equity infusion, primarily in the form of the exercise of warrants to purchase ITEC common stock, operations have continued, and on June 21, 2000, the Superior Court, San Diego issued an order dismissing the operational receiver, determining that it was no longer necessary. However, in the future, without additional funding sufficient to satisfy Imperial Bank and other creditors, as well as providing for working capital, there can be no assurances that such operations can continue. In addition, the Company may not be able to satisfy all conditions required to sell shares to Impany under the Private Equity Line of Credit Agreement. In that case, the Company would likely need to raise money from other sources in order to continue to fund operations. Such alternative funding may not be available. If such funding is not obtained, the Company will need to reduce or suspend operations.

NASDAQ LISTING AND LIQUIDITY OF COMMON STOCK

         The Nasdaq(R) SmallCap(R) Market and Nasdaq Marketplace Rules require an issuer to evidence a minimum of $2,000,000 in net tangible assets, a $35,000,000 market capitalization or $500,000 in net income in the latest fiscal year or in two of the last three fiscal years, and a $1.00 per share bid price, respectively. On October 21, 1999, Nasdaq notified the Company that it no longer complied with the bid price and net tangible assets/market capitalization/net income requirements for continued listing on The Nasdaq SmallCap Market. At a hearing on December 2, 1999, a Nasdaq Listing Qualifications Panel also raised public interest concerns relating to the Company's financial viability. While the Panel acknowledged that ITEC was in technical compliance with the bid price and market capitalization requirements, the Panel was of the opinion that the continued listing of ITEC common stock on The Nasdaq Stock Market was no longer appropriate. This conclusion was based on the Panel's concerns regarding the future viability of the Company. ITEC common stock was delisted from The Nasdaq Stock Market effective with the close of business on March 1, 2000. As a result of being delisted from The Nasdaq SmallCap Market, stockholders may find it more difficult to sell ITEC common stock. This lack of liquidity also may make it more difficult for the Company to raise capital in the future.

         Trading of ITEC common stock is now being conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

         The Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the Nasdaq and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a "penny stock." Our common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share, our common stock is no longer quoted on Nasdaq, and our net tangible assets do not exceed $2,000,000. As ITEC common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving ITEC common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell ITEC common stock and the ability of shareholders to sell ITEC common stock in the secondary market would be limited. As a result, the market liquidity for ITEC common stock would be severely and adversely affected. The Company can provide no assurance that trading in ITEC common stock will not be subject to these or other regulations in the future, which would negatively affect the market for ITEC common stock.


ITEM 2.

PROPERTIES

         ITEC owns no real property. The Company leases approximately 56,000 square feet of space in a facility located at 15175 Innovation Drive, San Diego, California 92128, at a monthly lease rate of approximately $51,000. This facility houses corporate management, marketing, sales, engineering, and support offices. The lease expires on March 31, 2006.

ITEM 3.

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

         On or about July 9, 1999, Imperial Bank (the "Plaintiff") served the Company and its various operating units with a lawsuit filed in the Superior Court of the State of California for the County of San Diego, alleging breach of credit agreements and seeking foreclosure of personal property security interest, appointment of a receiver, and injunctive relief. At the same time, the Plaintiff filed a motion asking the Court for the appointment of an operational receiver. On August 20, 1999, the Court granted the Plaintiff's request and, on August 23, 1999, an operational receiver assumed control of the day-to-day operations of the Company. On June 21, 2000, the Court dismissed the litigation between the Company and Imperial Bank and relieved the operational receiver of his responsibilities, thereby returning control of the Company to its management.

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

None.

PART II

ITEM 5.


MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market, and quoted on the NASD Electronic Bulletin Board under the symbol: "ITEC."

         The following table sets forth the high and low bid quotations of the Company's Common Stock for the periods indicated as reported by the Nasdaq SmallCap Market or the NASD Electronic Bulletin Board. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

                                                            High        Low
                        ----------------------------------------------------
                        Year ended June 30, 1998
                             First quarter                 $7.19       $5.50
                             Second quarter                 6.69        4.25
                             Third quarter                  4.63        2.75
                             Fourth quarter                 4.19        2.25
                        Year ended June 30, 1999
                             First quarter                 $3.88       $1.69
                             Second quarter                 2.06        0.25
                             Third quarter                  5.22        0.28
                             Fourth quarter                 2.28        0.59
                        Year ended June 30, 2000
                             First quarter                 $1.63       $0.28
                             Second quarter                 2.13        0.09
                             Third quarter                  3.22        0.36
                             Fourth quarter                 0.97        0.19

                        ----------------------------------------------------

         The number of holders of record of the Company's Common Stock, $.005 par value, was approximately 53,000 at June 30, 2000.

DIVIDENDS

         The Company has never declared nor paid any cash dividends on its Common Stock. ITEC currently intends to retain earnings, if any, after any payment of dividends on its 5% Convertible Preferred Stock, for use in its business and therefore, does not anticipate paying any cash dividends on its Common Stock.

         Holders of the 5% Convertible Preferred Stock are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually, commencing on October 15, 1986. ITEC has never declared nor paid any cash dividends on the 5% Convertible Preferred Stock. Dividends in arrears at June 30, 2000 were $538,000.

ITEM 6.


SELECTED FINANCIAL DATA

         The consolidated statement of operations data with respect to the years ended June 30, 2000, 1999 and 1998 and the consolidated balance sheet data at June 30, 2000, and 1999, set forth below are derived from the consolidated financial statements of the Company included in Item 8 below, which have been audited by Boros & Farrington APC, independent accountants. The selected consolidated financial data set forth (in thousands, except per share data) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below, and the Company's consolidated financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of future results of operations.

STATEMENT OF OPERATIONS DATA:

In thousands (except per share data)

                                                              2000              1999             1998
                                                          --------          --------         --------
NET REVENUES
     Sales of products                                    $  1,634          $ 16,417         $ 30,740
     Engineering Fees                                          125               150            2,327
     License fees and royalties                                788               730            1,350
                                                          --------          --------         --------

     Net total revenues                                      2,547            17,297           34,417
                                                          --------          --------         --------

COSTS AND EXPENSES
     Cost of products sold                                   2,346            14,064           22,536
     Selling, general, and administrative                    7,780            13,707           10,269
     Cost of engineering and purchased R&D                   2,054             2,183            2,475
     Amortization of capitalized software                    2,851             3,951               --
     Special charges                                            --             6,268            8,941
                                                          --------          --------         --------

LOSS FROM OPERATIONS                                       (12,484)          (22,876)          (9,804)
                                                          --------          --------         --------

NET LOSS                                                   (14,198)          (25,129)         (10,163)
                                                          ========          ========         ========

LOSS PER COMMON SHARE
     Basic                                                $  (0.20)         $  (1.62)        $  (0.90)
     Diluted                                              $  (0.20)         $  (1.62)        $  (0.90)
                                                          --------          --------         --------

BALANCE SHEET DATA:

In thousands

                                                              2000              1999
                                                          --------          --------
     Cash                                                     $291               $75
     Working Capital                                       (14,532)          (16,519)
     Total assets                                            1,683             7,250
     Long-term obligations                                      --                --
     Preferred stock                                           420             6,875
     Total shareholders' deficit                           (13,854)          (12,432)

ITEM 7.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         Imaging Technologies Corporation develops, manufactures, and distributes high-quality digital imaging solutions. The Company produces a range of printer and imaging products for use in graphics and publishing, digital photography, and other niche business and technical markets. The Company's core technologies are related the design and development of controllers for non-impact printers and multifunction peripherals. The Company has expanded its product offerings to include monochrome and color printers, external print servers, digital image storage devices, and software to improve the accuracy of color reproduction.

         ITEC acquired several separate businesses during the past three years that have expanded the Company's strategic position in the digital imaging market. The Company has altered its focus away from some of its traditional revenue sources and has been required to make expenditures to support these changes. As of the end of Fiscal 2000, the Company's business continues to be in a significant transitional phase and there are important short-term operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several quarters due to these important changes in the Company's business.

         Historically, a portion of the Company's income has been derived from non-recurring engineering fees and royalty income from a relatively small number of OEM customers. Over the past three years, the Company has experienced shortfalls in income as a result of engineering contracts with OEM manufacturers for products that were not completed by the customer, were never introduced into the market and shipped, or were cancelled by the customer before ITEC completed its portion of the contract. The timing and amount of income from these customers has ultimately depended upon sales levels and shipping schedules for the OEM products into which the Company's products were incorporated. The Company has not had control over the shipping date nor volumes of products shipped by its OEM customers, and there have been no assurances that any OEM would continue to ship products that incorporate the Company's technology. Failure of these OEM customers to achieve significant sales of products incorporating ITEC technology and fluctuations in the timing and volume of such sales has had a materially adverse effect on the Company.

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

         To successfully execute its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. To address the Company's working capital needs, on July 12, 2000, the Company announced an agreement for a financing facility providing commitments to purchase up to $36 million of its common shares over the two years after the effective date of the registration statement, September 25, 2000.

         The Company has also engaged a financial advisor to assist with additional fund raising efforts and to help identify merger and acquisition candidates. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "Liquidity and Capital Resources" and "Item 1. Business - Risks and Uncertainties - Future Capital Needs."

RESTRUCTURING AND NEW BUSINESS UNITS

         In fiscal 1998, the Company implemented a plan to realign its management and create a divisional structure within the organization. The Company consolidated all of its independent operating subsidiaries under a single financial and operational structure in order to improve the effectiveness of its established sales channels and to enhance cross-selling opportunities. In addition to the structural realignment, ITEC closed its 27,000 square-foot printer manufacturing and distribution facility in Costa Mesa, California, and relocated those operations to the Company's headquarters facilities in San Diego. The Company also relocated its marketing and sales activities.

         During fiscal 1999, the Company launched an E-Commerce web site designed to offer computer and imaging hardware, software, and consumables. The Internet address is www.dealseekers.com.

         Also, during fiscal 1999, ITEC launched an additional web site, COLOR.COM, as a resource center to provide information on the highest quality correct color. The new ITEC Web site serves as a resource center for color imaging, with information including white papers on color imaging and management, links to color consultants and experts, and products. The Internet address is www.color.com.

         From August 20, 1999 until June 21, 2000, the Company had been under the control of an operational receiver appointed by the Court pursuant to litigation between the Company and Imperial Bank. The litigation has been dismissed, and Company management has reassumed control. Accordingly, Company management did not have operational control for nearly all of fiscal 2000.

ACQUISITION AND SALE OF BUSINESS UNITS

         In fiscal 1998, the Company made several strategic acquisitions to reinforce its technology position and expand sales channels. ITEC purchased privately-held McMican Corporation to operate as the Storage Products Division of ITEC, producing specialized memory modules. During fiscal 1999, the Company sold its memory business operations, which consisted of McMican Memory and Prima International, a distributor of memory modules that was acquired by PCPI Technologies in fiscal 1993. The businesses sold and/or discontinued are characterized by low margins and price instability, which were incompatible with the strategic direction of the Company.

         In fiscal 1998 ITEC merged with Color Solutions, Inc., a software development firm. Color Solutions' ColorBlind software allows users to precisely profile peripherals such as scanners, monitors, digital cameras, printers and other specialized color digital devices, all based on internationally-accepted ICC color standards.

         Also in fiscal 1998, ITEC acquired the assets of AMT, the European sales and distribution subsidiary of Singapore-based Lam Soon, a manufacturer of dot matrix, inkjet and specialized laser printers. AMT had been ITEC's master stocking distributor of printers and supplies in Europe. AMT's European operations have being integrated into ITEC's Headquarters operations.

SPECIAL CHARGES

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

         In fiscal 1999, due to its working capital shortage, the Company wrote-off of costs associated with developed products that could not be deployed.

         Special charges in the fiscal year ended June 30, 2000 include $18,000 related to restructuring.

RESULTS OF OPERATIONS

NET REVENUES

         Revenues were $2.5 million, $17.3 million, and $34.4 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Sales of product were $1.6 million, $16.4 million, and $30.7 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. The decrease in product sales in fiscal 2000 from 1999 was due primarily to a lack of working capital to fund inventory and sales and marketing operations, which is associated to the control of an operational receiver for most of fiscal 2000. The decrease in product sales in 1999 from 1998 was due primarily to the sale and discontinuation of operations of the Company's memory products business units, which had contributed approximately $12 million in revenues in prior fiscal years.

         Engineering fees were $125,000, $150,000, and $2.3 million for the fiscal years ended June 30, 2000, 1999, and 1998, respectively. The decrease in fiscal 2000 compared to 1999 was due primarily to the lack of capital resources to support engineering personnel associated with these revenue sources. The decrease in fiscal 1999 compared to fiscal 1998 was primarily the result of the Company's ongoing change in strategic direction, focusing more on internal product development and sales and less on engineering for third parties.

         License fees and royalties also decreased due to these changes in strategic business practice. They were $788,000, $730,000, and $1.4 million for the fiscal years ended June 30, 2000, 1999, and 1998, respectively. The increase in fiscal 2000 from fiscal 1999 is due primarily to increases in shipments by OEM customers' products based on ITEC controller technology. The decrease in license fees and royalties in fiscal 1999 from 1998 was due primarily to the Company's changes in strategic business practice.

COST OF PRODUCTS SOLD

         Cost of products sold were $2.3 million or 144% of product sales, $14.1 million or 84% of product sales, and $22.5 million or 73% of product sales, for the fiscal years ended June 30, 2000, 1999, and 1998, respectively. The increase in fiscal 2000 as compared to fiscal 1999 was due primarily to the sale of products mandated by the operational receiver at liquidation prices. The relative increase in fiscal 1999 as compared to fiscal 1998 is attributable to competitive pressures to reduce selling prices on the Company's end-of-life products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $7.8 million or 305% of total revenues, $13.7 million or 79% of total revenues, and $10.3 million or 30% of total revenues for the fiscal years ended June 30, 2000, 1999, and 1998, respectively. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities, advertising, and other marketing related expenses. The decrease to total expenses and increase in percentage of total revenues in fiscal 2000 compared for fiscal 1999 was due primarily to the management of the court-appointed operational receiver who controlled the operations of the Company for nearly all of fiscal 2000. During this period, the Company vastly cut its overall activities, including manufacturing, engineering, and sales and marketing. The increase in fiscal 1999 as compared to fiscal 1998 is attributable primarily to increases in marketing costs associated with the Company's increased product sales activities. The Company also had a substantial increase in fees for professional services, including legal fees and interest costs of approximately $2 million.

COST OF ENGINEERING AND PURCHASED R&D

         Cost of engineering and purchased R&D was $2.1 million or 1643% of engineering revenues, $2.2 million or 1466% of engineering revenues, and $2.5 million or 106% of engineering revenues for the fiscal years ended June 30, 2000, 1999, and 1998, respectively. The changes relate primarily to the change in corporate strategy from a focus on engineering fees and royalties to that of product sales. The Company's engineering resources were refocused during fiscal 1998 on proprietary product development rather than contract engineering. New products from these activities were expected to being shipping to customers in fiscal 2000; however, the presence of the operational receiver precluded release of new products in fiscal 2000.

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

         In February 1999, the Company completed a private placement of 1,250 units, each unit consisting of one share of series E preferred stock and 5,000 warrants into shares of common stock. The terms of the series E preferred stock were identical to the terms of the series D preferred stock. In connection with this private placement, the Company raised $3.7 million in cash and retired $1 million of debt, which was exchanged, for series E preferred stock.

         On August 20, 1999, at the request of Imperial Bank, the primary lender to the Company, the Court appointed an operational receiver for the Company. On August 23, 1999, the operational receiver took control of the day-to-day operations of the Company. Through further equity infusion into the Company, primarily in the form of the exercise of warrants to purchase the common stock of the Company, operations continued during fiscal 2000. On June 21, 2000, the Court dismissed the litigation between the Company and Imperial Bank and relieved the operational receiver of his responsibilities, thereby returning control of the Company to its management.

         While these financings served to improve the Company's working capital position when completed, the Company needs to raise additional funds to operate its business effectively. On July 12, 2000, the Company announced it had signed an agreement for a financing facility providing commitments to purchase up to $36 million of its common shares over the next two years after the effective date of the registration statement, September 25, 2000. As of October 6, 2000, the Company has received $750,000 in funding pursuant to the agreement.

         The Company has engaged a financial advisor to assist with additional fund raising efforts. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. Also see "Item 1. Business--Risks and Uncertainties--Future Capital Needs."

         The Company has received and anticipates that it will continue to receive some of its cash from collections of accounts receivable from its customers, distributors, and OEMs based upon contracts that have been recently negotiated. However, any failure of the Company's customers, distributors or OEMs to pay, or any significant delay in the payment of, a material portion of amounts owing to the Company could have a material adverse effect on the Company.

         As of June 30, 2000, the Company had negative working capital of approximately $14.5 million, an increase of approximately $2.0 million as compared to June 30, 1999. The increase is primarily due the reduction of debt (both bank notes and short-term debt) during fiscal 2000 compared to fiscal 1999.

         Net cash used in operating activities was $6.7 million in fiscal 2000 compared to $7.1 million during fiscal 1999. The decrease was due primarily to a lack of operating capital. In fiscal 1999, the Company used approximately the same operating cash during the year ended June 30, 1998.

         Net cash used in investing activities was $23 thousand in fiscal 2000 a decrease of $3.4 million compared to fiscal 1999. The decrease is due primarily to the overall reduction of investing activities due to the absence, during fiscal 2000, of sufficient operating capital. Net cash used in investing activities decreased approximately 10% to $3.4 million during fiscal 1999 from $3.8 million during the year ended June 30, 1998. The decrease in fiscal 1999 from 1998 was primarily attributable to the Company's decrease in expenditures for prepaid licenses and capital expenditures.

         The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at June 30, 2000, was approximately $538,000.

         The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products, the scope and success of the Company's product development efforts, the resources the Company devotes to marketing and selling its products, and other factors. The Company anticipates that its capital requirements will increase in future periods as it continues to develop new products and increases its sales and marketing efforts. The report of the Company's independent auditors accompanying the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
Report of independent accountants                                         22

Consolidated balance sheets as of June 30, 2000 and 1999                  23

Consolidated statements of operations for the years ended
     June 30, 2000, 1999, and 1998                                        24

Consolidated statements of shareholders' equity for the years ended
     June 30, 2000, 1999, and 1998                                        25

Consolidated statements of cash flows for the years ended
     June 30, 2000, 1999, and 1998                                        26

Notes to consolidated financial statements                                27

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF IMAGING TECHNOLOGIES CORPORATION

We have audited the consolidated balance sheets of Imaging Technologies Corporation and its subsidiaries as of June 30, 2000, and 1999 and the related consolidated statements of operations, shareholders' net capital deficiency, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imaging Technologies Corporation and its subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

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


BOROS & FARRINGTON APC
San Diego, California
October 10, 2000

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                        (in thousands, except share data)

                                                 ASSETS

                                                                                  2000              1999
        Current assets
             Cash                                                             $    291          $     75
             Accounts receivable                                                   175             1,959
             Inventories                                                           203               552
             Prepaid expenses and other                                            333               577
                                                                              --------          --------
                  Total current assets                                           1,002             3,163

        Property and Equipment, net                                                531               986
        Capitalized software, net                                                   --             2,851
        Other                                                                      150               250
                                                                              --------          --------

                                                                              $  1,683          $  7,250
                                                                              ========          ========

                          LIABILITIES AND SHAREHOLDERS' NET CAPITAL DEFICIENCY

        Current liabilities
             Borrowings under bank notes payable                              $  5,765          $  6,469
             Short-term debt                                                     2,563             5,010
             Accounts payable                                                    5,378             5,532
             Accrued expenses                                                    1,828             2,671
                                                                              --------          --------
                  Total current liabilities                                     15,534            19,682
                                                                              --------          --------

        Commitments and contingencies (Note 9)

        Stockholders' net capital deficiency
             Series A preferred stock, $1,000 par value, 7,500 shares
                authorized, 420.5 shares issued and outstanding                    420               420
             Series D preferred stock, $2,000 stated value, 1,200
                shares authorized, 0 and 900 shares issued and
                outstanding                                                         --             1,800
             Series E preferred stock, $5,000 stated value, 1,250
                shares authorized, 0 and 931 shares issued and
                outstanding                                                         --             4,655
             Common stock, $0.005 par value, 200,000,000 shares
                Authorized; 101,481,876 shares issued and outstanding              507               110
             Paid-in capital                                                    58,641            39,804
             Shareholder loans                                                    (105)             (105)
             Accumulated deficit                                               (73,314)          (59,116)
                                                                              --------          --------
                  Total shareholders' net capital deficiency                   (13,851)          (12,432)
                                                                              --------          --------
                                                                              $  1,683          $  7,250
                                                                              ========          ========

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                        (in thousands, except share data)

                                                                     2000              1999              1998
Revenues
     Sales of products                                           $  1,634          $ 16,417          $ 30,740
     Engineering fees                                                 125               150             2,327
     Licenses and royalties                                           788               730             1,350
                                                                 --------          --------          --------
                                                                    2,547            17,297            34,417
                                                                 --------          --------          --------
Costs and expenses
     Cost of products sold                                          2,346            14,064            22,536
     Selling, general, and administrative                           7,780            13,707            10,269
     Cost of engineering fees, research, and development            2,054             2,183             2,475
     Amortization of capitalized software costs                     2,851             3,951                --
     Special charges
        Charge for uncollectible receivables                           --             2,233             5,157
        Disposal of subsidiaries                                       --             1,087                --
        Restructuring costs                                            --             2,948             3,784
                                                                 --------          --------          --------
                                                                   15,031            40,173            44,221
                                                                 --------          --------          --------

Loss from operations                                              (12,484)          (22,876)           (9,804)
                                                                 --------          --------          --------

Other income (expense):
     Interest and finance costs, net                               (1,853)           (1,989)             (341)
     Other                                                            139                --                --
                                                                 --------          --------          --------
                                                                   (1,714)           (1,989)             (341)
                                                                 --------          --------          --------

Loss before income taxes                                          (14,198)          (24,865)          (10,145)

Income tax benefit (expense)                                           --              (264)              (18)
                                                                 --------          --------          --------

Net loss                                                         $(14,198)         $(25,129)         $(10,163)
                                                                 ========          ========          ========

Earnings (loss) per common share
     Basic                                                       $  (0.20)         $  (1.62)         $  (0.90)
                                                                 ========          ========          ========
     Diluted                                                     $  (0.20)         $  (1.62)         $  (0.90)
                                                                 ========          ========          ========

Weighted average common shares                                     70,269            15,498            11,295
                                                                 ========          ========          ========
Weighted average common shares - assuming dilution                 70,269            15,498            11,295
                                                                 ========          ========          ========

                 See Notes to Consolidated Financial Statements.

              IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' NET CAPITAL DEFICIENCY
                  YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                      (in thousands, except share data)


                                   SERIES A       SERIES C         SERIES D        SERIES E
                                  PREFERRED      PREFERRED        PREFERRED        PREFERRED          COMMON         PAID-IN
                                    STOCK          STOCK            STOCK            STOCK             STOCK          CAPITAL

BALANCE, JUNE 30, 1997           $    420        $     --         $     --         $     --         $     53        $ 31,368
Issuance of preferred stock
     (500 shares)                      --           5,000               --               --               --            (211)

Issuance of common stock               --              --               --               --               --              --

 Conversion of preferred stock
     (958,598 shares)                  --          (2,640)              --               --                5           2,617
  Conversion of note payable
     (64,516 shares)                   --              --               --               --               --             100
  Business acquisitions
     (240,000 shares)                  --              --               --               --                1             349
  Exercise of options
    and warrants
     (554,530 shares)                  --              --               --               --                3           1,636
Collection of
 shareholder loans                     --              --               --               --               --              --

Net loss                               --              --               --               --               --              --
                                 --------        --------         --------         --------         --------        --------
BALANCE, JUNE 30, 1998                420           2,360               --               --               62          35,859


Redemption of preferred stock          --          (2,360)              --               --               --            (870)

Issuance of preferred stock
    (900 shares)                       --              --            1,800               --               --              --
 Issuance of preferred stock
    (931 shares)                       --              --               --            4,655               --              --

Issuance of common stock

  Cash (4,105,800)                     --              --               --               --               21           1,922
  Services (3,167,500 shares)          --              --               --               --               16           1,854

  Conversion of note payable
     (2,000,000 shares)                --              --               --               --               10             940
  Exercise of options and
    warrants
     (270,660 shares)                  --              --               --               --                1             269
Stock issuance costs                   --              --               --               --               --            (170)
Collection of
  shareholder loans                    --              --               --               --               --              --
Net loss                               --              --               --               --               --              --
                                 --------        --------         --------         --------         --------        --------
BALANCE, JUNE 30, 1999                420              --            1,800            4,655              110          39,804

Conversion of Series D
and E preferred stock
 (900 and 931 shares)                  --              --           (1,800)          (4,655)             296           6,159
Issuance of common stock

  Cash (15,686,366)                    --              --               --               --               78           7,898
  Services (2,445,221 shares)          --              --               --               --               12           2,040

  Conversion of liabilities
     (2,259,836 shares)                --              --               --               --               11           2,740
Net loss                               --              --               --               --               --              --
                                 --------        --------         --------         --------         --------        --------
BALANCE, JUNE 30, 2000           $    420        $     --         $     --         $     --         $    507        $ 58,641
                                 ========         ========         ========         ========        ========         ========



                                                    ACCUM.
                                      LOANS         DEFICIT          TOTAL

BALANCE, JUNE 30, 1997            $   (140)        $(23,824)        $  7,877
Issuance of preferred stock
     (500 shares)                       --               --            4,789

Issuance of common stock

 Conversion of preferred stock
     (958,598 shares)                   --               --              (18)
  Conversion of note payable
     (64,516 shares)                    --               --              100
  Business acquisitions
     (240,000 shares)                   --               --              350
  Exercise of options
    and warrants
     (554,530 shares)                  (53)              --            1,586
Collection of
  shareholder loans                     83                                83

Net loss                                --          (10,163)         (10,163)
                                  --------         --------         --------
BALANCE, JUNE 30, 1998                (110)         (33,987)           4,604


Redemption of preferred stock           --               --           (3,230)

Issuance of preferred stock
    (900 shares)                        --               --            1,800
 Issuance of preferred stock
    (931 shares)                        --               --            4,655

Issuance of common stock
  Cash (4,105,800)                      --               --            1,943
  Services (3,167,500 shares)           --               --            1,870

  Conversion of note payable
     (2,000,000 shares)                 --               --              950
  Exercise of options and
    warrants
     (270,660 shares)                   --               --              270
Stock issuance costs                    --               --             (170)
Collection of
shareholder loans                        5               --                5
Net loss                                --          (25,129)         (25,129)
                                  --------         --------         --------
BALANCE, JUNE 30, 1999                (105)         (59,116)         (12,432)

Conversion of Series D
and E preferred stock
 (900 and 931 shares)                   --               --               --
Issuance of common stock
  Cash (15,686,366)                     --               --            7,976
  Services (2,445,221 shares)           --               --            2,052
  Conversion of liabilities
     (2,259,836 shares)                 --               --            2,751
Net loss                                --          (14,198)         (14,198)
                                  --------         --------         --------
BALANCE, JUNE 30, 2000            $   (105)        $(73,314)        $(13,851)
                                   ========         ========         =======

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                        (in thousands, except share data)


                                                                                2000                   1999                 1998
                                                                                ----                   ----                 ----
Cash flows from operating activities
 Net loss                                                                    $(14,198)              $(25,129)              $(10,163)

 Adjustments to reconcile net loss to net
   cash from operating activities
    Non-cash special charges                                                       --                  3,440                  7,073
    Depreciation and amortization                                                 478                    761                    657
    Amortization of capitalized software                                        2,851                  3,951                     --
    Stock issued for services                                                   2,052                  1,870                     --
    Provision for income taxes                                                     --                    250                     --
    Changes in operating assets and liabilities

     Accounts receivable                                                        1,784                    (59)                  (973)
     Inventories                                                                  349                  5,197                 (3,263)
     Prepaid expenses and other                                                   344                    626                   (413)

     Accounts payable and accrued expenses                                       (347)                 2,043                    338

     Deferred revenue                                                              --                     --                   (356)
                                                                             --------               --------               --------
       Net cash from  operating activities                                     (6,687)                (7,050)                (7,100)
                                                                             --------               --------               --------
Cash flows from investing activities

   Prepaid licenses                                                                --                    (34)                  (274)
   Capitalized software                                                            --                 (3,147)                (3,106)
   Capital expenditures                                                           (23)                  (222)                  (413)
                                                                             --------               --------               --------
      Net cash from  investing activities                                         (23)                (3,403)                (3,793)
                                                                             --------               --------               --------
Cash flows from financing activities

   Cash acquired from business acquisitions                                        --                     --                     40
   Net borrowings under bank notes payable                                       (704)                (1,234)                 6,415
   Issuance of other notes payable                                                 --                  5,860                  1,000
   Net proceeds from issuance of common stock                                   7,976                  2,213                  1,586
   Net proceeds from issuance of preferred stock                                   --                  5,190                  5,000
   Stock issuance costs                                                            --                   (170)                  (229)
   Redemption of preferred stock                                                   --                 (3,230)                    --
   Collection of shareholder loans                                                 --                      5                     83
   Repayment of notes payable                                                    (346)                (1,129)                  (234)
                                                                             --------               --------               --------
       Net cash from financing activities                                       6,926                  7,505                 13,661
                                                                             --------               --------               --------

Net increase (decrease) in cash                                                   216                 (2,948)                 2,768
Cash, beginning of year                                                            75                  3,023                    255
                                                                             --------               --------               --------
Cash, end of year                                                            $    291               $     75               $  3,023
                                                                             ========               ========               ========

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ITEC and its active subsidiaries, PCPI Technologies, Inc. ("PCPI"), NewGen Imaging Systems, Inc. ("NewGen"), and Color Solutions, Inc. ("CSI"). All significant inter-company accounts and transactions have been eliminated.

GOING CONCERN CONSIDERATIONS.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2000, and for the year then ended, the Company experienced a net loss and has deficiencies in working capital and net worth which raise substantial doubt about its ability to continue as a going concern.

On August 20, 1999, at the request of Imperial Bank, the Company's primary lender, the Superior Court of San Diego appointed an operational receiver who took control of the Company's day-to-day operations on August 23, 1999. On June 21, 2000, in connection with a settlement agreement reached with Imperial Bank, the Superior Court of San Diego issued an order dismissing the operational receiver.

On October 21, 1999, Nasdaq notified the Company that it no longer complied with the bid price and net tangible assets/market capitalization/net income requirements for continued listing on The Nasdaq SmallCap Market. At a hearing on December 2, 1999, a Nasdaq Listing Qualifications Panel also raised public interest concerns relating to the Company's financial viability. The Company's common stock was delisted from The Nasdaq Stock Market effective with the close of business on March 1, 2000. As a result of being delisted from The Nasdaq SmallCap Market, stockholders may find it more difficult to sell common stock. This lack of liquidity also may make it more difficult to raise capital in the future. Trading of the Company's common stock is now being conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the Nasdaq and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a "penny stock." Our common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share, our common stock is no longer quoted on Nasdaq and our net tangible assets do not exceed $2,000,000. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

The Company is in the process of reestablishing management control of its operations and resuming its strategic plan. In order to succeed, however, Company must obtain additional funds to provide adequate working capital and finance operations. To address the Company's working capital needs, on July 12, 2000, it announced an agreement for a financing facility providing commitments, under specific conditions, to purchase up to $36 million of its common shares over the two years after the effective date of a registration statement filed September 25, 2000 with the Securities and Exchange Commission. The Company has also engaged a financial advisor to assist with additional fund raising efforts and to help identify merger and acquisition candidates. There can be no assurance, however, that the Company will be able to comply with the Imperial Bank settlement agreement, meet the conditions under the financing facility, or complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

PREPAID LICENSES

Up-front payments for licenses of software are recorded as prepaid licenses. Amortization of prepaid licenses is recorded on a straight-line basis over estimated useful lives generally ranging from three to five years, commencing from the date the underlying technology is available for use by the Company. At June 30, 2000, the Company had no prepaid licenses.

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

Contract revenues, including the guaranteed portion of license fees, are recognized based on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Upon cancellation or termination of a contract, the customer is billed for the entire guaranteed amount of contract revenue, and a provision for loss is established based on management's estimate of collectability. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. Unbilled receivables arise when the revenue recognized on a contract exceeds billing due to timing differences related to billing milestones as specified in the contracts. Deferred revenue represents billings in excess of costs and earned revenues on such contracts.

ADVERTISING COSTS

The Company expenses advertising and promotion costs as incurred. During fiscal 2000, 1999, and 1998, the Company incurred advertising and promotion costs of approximately $243, $660, and $1,056 thousand, respectively.

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

Due to the financial difficulties discussed above, the Company has been unable to meet its sales goals and management cannot provide any assurance that the Company can obtain the resources necessary to achieve future sales goals. Accordingly, the unamortized balance of capitalized software costs was charged to expense in fiscal 2000.

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


                                          EARNINGS        SHARES          PER-SHARE
                                           (LOSS)      (DENOMINATOR)        AMOUNT

                                        (NUMERATOR)
JUNE 30, 1998
    Net loss                            $(10,163)
       Preferred dividends                   (21)
                                        --------
     Basic and diluted EPS              $(10,184)          11,295        $   (0.90)
                                        ========                         =========
JUNE 30, 1999
    Net loss                            $(25,129)
       Preferred dividends                   (21)
                                        --------
     Basic and diluted EPS              $(25,150)          15,498        $   (1.62)
                                        ========                         =========
JUNE 30, 2000
     Net loss                           $(14,198)
       Preferred dividends                   (21)
                                        --------
    Basic and diluted EPS               $(14,219)          70,269        $   (0.20)
                                        ========                         =========




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

FOREIGN CURRENCY TRANSLATION

The Company translates the assets and liabilities of its foreign sales subsidiaries at the year-end exchange rates. Any gains and losses from the translations are credited or charged to "accumulated translation adjustment" in shareholders' equity. Such amounts were immaterial in fiscal 2000, 1999, and 1998.

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

CHARGE FOR UNCOLLECTIBLE RECEIVABLES

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

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following summarizes certain financial statement captions at June 30:

                                                                  2000           1999
Accounts receivable
          Trade                                                 $   334         $ 4,211
          Less allowance for doubtful accounts                     (159)         (2,252)
                                                                -------         -------
                                                                $   175         $ 1,959
                                                                =======         =======


Inventories
          Materials and supplies                                $    87         $    50
          Finished goods                                            116             502
                                                                -------         -------
                                                                $   203         $   552
                                                                =======         =======

Property and equipment
          Computers and other equipment                         $ 2,366         $ 2,416
          Office furniture and fixtures                             510             496
          Leasehold improvements                                    141             141
                                                                -------         -------
                                                                  3,017           3,053
          Less accumulated depreciation and amortization         (2,486)         (2,067)
                                                                -------         -------
                                                                $   531         $   986
                                                                =======         =======
Accrued liabilities
          Compensation and vacation                             $   631         $   791
          Interest                                                1,016             618
          Severance pay                                              --             650
          Other                                                     181             612
                                                                -------         -------
                                                                $ 1,828         $ 2,671
                                                                =======         =======

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

                                                             2000           1999          1998
Non-cash financing activities
  Conversion of preferred stock into common stock         $ 6,455        $    --        $ 2,640
  Conversion of notes payable into preferred stock             --          1,000             --
  Conversion of notes payable into common stock             2,101            950            100
  Conversion of accounts payable and accrued
    liabilities into preferred stock                          650            265             --
  Conversion of accounts payable and accrued
    liabilities into notes payable                             --             --            987
  Stock issued for loans                                       --             --             53
  Fixed assets acquired in business combinations
     Accounts receivable                                       --             --          1,489
     Inventories                                               --             --          1,923
     Prepaid and other                                         --             --             51
     Property and equipment                                    --             --             97
     Borrowings under bank line of credit                      --             --           (333)
     Accounts payable and accrued liabilities                  --             --         (2,639)
Supplemental disclosure of cash flow information
     Cash paid during the year for interest                 1,455          1,371            370
     Cash paid during the year for income taxes                 5             23              5


NOTE 5. SHORT-TERM DEBT

PAYABLE TO BANKS

On June 6, 2000, the Company entered into a settlement agreement with Imperial Bank ("Imperial"). Under this agreement, the Company shall pay $150,000 per month until the balance is paid in full. Due to the uncertainty regarding the Company's ability to meet its obligations under this agreement as discussed above under going concern considerations, the debt has been classified as current. The debt is collateralized by substantially all assets of the Company.

The Company owes Export-Import Bank ("Ex-Im") $1,680 thousand plus interest under a Working Capital Guarantee Facility whereby Imperial made a demand upon Ex-Im who responded by making a claim payment to Imperial. Ex-Im had made a demand for immediate payment.

NOTES PAYABLE

The following summarizes short-term notes payable at June 30:

                                                          2000           1999

Payable to suppliers, 7-8%                               $   --        $  448
Advances from stockholders, non interest bearing          1,063         1,387
Payable to stockholders, 16%, convertible into common
  stock at a price of $2.025 per share                       --           675
Payable to stockholders, 16%                                 --         1,000
Payable to a former director, 16%                         1,500         1,500
                                                         ------        ------
                                                         $2,563        $5,010
                                                         ======        ======


NOTE 6. SHAREHOLDERS' EQUITY

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

The 5% convertible preferred stock is callable, at the Company's option, at call prices ranging from $1,050 to $1,100 per share. No call on the 5% convertible preferred stock was made during fiscal 2000, 1999, or

1998. As of June 30, 2000, the accumulated dividend in arrears was approximately $538,000 thousand on the Series A.

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

SERIES D CONVERTIBLE PREFERRED STOCK

On January 13, 1999, the Company entered into a Securities Purchase Agreement (the "Series D Agreement") with certain investors contemplating a potential funding of up to $2.4 million (the "Series D Funding"). The Series D Funding provides for the private placement by the Company of up to 1,200 units (the "Units"), each Unit consisting of (i) one share of Series D Convertible Preferred Stock (the "Series D Stock") and (ii) 2,000 warrants (the "Series D Warrants" and, collectively, with the Series D Stock, the "Series D Securities") exercisable for shares of Common Stock. Pursuant to the Series D Agreement, the Company issued 900 units during fiscal 1999 for consideration totaling $1,800,000. The Series D Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series D Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the investor gives to the Company a notice of conversion of Series D Stock; except that all Series D Stock converted prior to February 26, 1999 would be converted at $.50. However, each of the investors has agreed that in no event shall it be permitted to convert any shares of Series D Stock in excess of the number of such shares upon the conversion of which, the sum of (i) the number of shares of Common Stock owned by such investor (other than shares of Common Stock issuable upon conversion of Series D Stock or upon exercise of Series D Warrants) plus (ii) the number of shares of Common Stock issuable upon conversion of such shares of Series D Preferred Stock or exercise of Series D Warrants, would be equal to or exceed 9.999 percent of the number of shares of Common Stock then issued and outstanding, including the shares that would be issuable upon conversion of the Series D Stock or exercise of Series D Warrants held by such investor. Each investor in Series D Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series D Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote; provided, however, that in no event shall a holder be entitled to vote more than 9.999 percent of the number of shares entitled to be voted on any matter. Series D Warrants are immediately exercisable upon issuance at an exercise price of $.875 per share and expire five years after the date of their issuance. In fiscal 2000, the issued and outstanding shares of Series D Stock was converted into 19,812,410 shares of common stock.

SERIES E CONVERTIBLE PREFERRED STOCK

In fiscal 1999, the Company entered into a Securities Purchase Agreement (the "Series E Agreement") and an Exchange Agreement (the "Exchange Agreement") (together the "Series E Funding") with certain investors (including one of whom is a director of the Company) that provided funding and exchange of indebtedness of $4,655,000. The Series E Funding provided for the private placement by the Company of up to 1,250 units (the "Units"), each Unit consisting of (i) one share of Series E Convertible Preferred Stock (the "Series E Stock") and (ii) 5,000 warrants (the "Series E Warrants" and, collectively, with the Series E

Stock, the "Series E Securities") exercisable for shares of Common Stock. The Series E Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $.50 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series E Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the applicable investor gives to the Company notice of conversion of Series E Stock; except that all Series E Stock converted prior to February 26, 1999 would be converted at $.50. Each investor in Series E Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series E Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of stockholders entitled to vote. The Series E Warrants are immediately exercisable upon issuance at an exercise price of $.875 per share and expire five years after their date of issuance. In fiscal 2000, the issued and outstanding shares of Series E Stock was converted into 33,841,035 shares of common stock.


COMMON STOCK WARRANTS

The Company, from time-to-time, grants warrants to employees, directors, outside consultants and other key persons, to purchase shares of the Company's common stock, at an exercise price equal to no less than the fair market value of such stock on the date of grant. The terms and vesting of these warrants are determined by the Board of Directors on a case-by-case basis. The vesting period is generally 48 months. However, during fiscal 2000 the Board has accelerated vesting in order to induce the exercise of warrants and thereby raise needed capital. Accordingly, all outstanding warrants have been treated as exercisable at June 30, 2000. The following is a summary of the warrant activity:

                                                               UNDERLYING
                                             PRICE PER        COMMON SHARES
                                               SHARE
   June 30, 1997                           $1.00 - $7.50        3,223
             Granted                       $2.25 - $7.50        1,930
             Exercised                     $1.00 - $5.50         (524)
             Canceled                      $4.00 - $6.25         (145)
                                                                -----
   June 30, 1998                           $1.00 - $7.50        4,484
             Granted                       $1.13 - $4.00        2,185
             Exercised                     $1.00 - $1.00         (271)
             Canceled                      $1.90 - $7.50         (658)
                                                                -----
   June 30, 1999                           $1.00 - $7.50        5,740
             Granted                       $0.40 - $0.91        8,773
             Exercised                     $0.87 - $2.03       (3,570)
             Canceled                      $1.00 - $6.25         (585)
                                                               ------
   June 30, 2000                           $0.41 - $7.50       10,358
                                                               ======

   Exercisable at June 30, 2000            $0.41 - $7.50        8,362
                                                               ======

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

STOCK OPTION ACTIVITY

The following is a summary of the stock option activity:

                                      1994, 1988 AND 1997 PLANS             OTHER OPTIONS
                                       PRICE           UNDERLYING         PRICE      UNDERLYING
                                        PER              COMMON            PER         COMMON
                                       SHARE             SHARES           SHARE        SHARES

JUNE 30, 1997                       $1.00 - $8.45           122         $   1.00        235
          Granted                   $1.95 - $4.88           373                          --
          Exercised                 $1.00 - $3.45            (5)        $   1.00        (37)
          Canceled                  $1.00 - $8.45           (94)        $   1.00         (3)
                                                          -----                        -----
JUNE 30, 1998                       $1.00 - $8.45           396         $   1.00        195
          Granted                   $0.91 - $1.90           619
          Exercised                                          --
          Canceled                  $1.06 - $6.90          (195)        $   1.00         (2)
                                                         ------                        -----
JUNE 30, 1999                       $0.91 - $8.45           820         $   1.00        193
          Granted                   $0.14 - $0.34         1,340
          Exercised                 $0.14 - $1.19        (1,265)        $   1.00       (138)
          Canceled                  $0.91 - $8.45          (660)        $   1.00        (55)
                                                         ------                        -----
JUNE 30, 2000                       $0.34 - $7.50           235                          --
                                                         ======                        =====
EXERCISABLE AT JUNE 30, 2000        $0.34 - $7.50           159         $   1.00         --
                                                         ======                        =====

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

                                     2000        1999        1998
Net income (loss)
          As reported          $ (14,198)   $ (25,129)   $ (10,163)
          Pro forma              (16,000)     (26,500)     (11,154)

Basic earnings (loss) per
share

          As reported          $   (0.20)   $   (1.62)   $ (0.90)
          Pro forma                (0.23)       (1.71)     (0.99)

The weighted average fair value of the options granted during fiscal years 2000, 1999, and 1998 is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                     2000        1999        1998
Fair Value of options granted     $  2.50    $   2.50     $  2.37
Risk free interest rate                6%          6%          6%
Expected life (years)                   3           3           3
Expected volatility                   95%         95%         95%
Expected dividends                      -           -           -

NOTE 7. SIGNIFICANT CUSTOMERS, REVENUE DATA, AND CONCENTRATION OF CREDIT RISK

As of and during the years ended June 30, 2000, 1999, and 1998 no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

Sales to foreign customers are denominated in U.S. dollars. Revenues from foreign customers as a percentage of total consolidated revenues were 2% in 2000, 16% in 1999, and 56% in fiscal 1998, as reflected in the following table for the years ended June 30:

                            2000                1999                1998
Europe                    $    28             $   981             $13,912
Asia                           23               1,530               4,189
Others                         41                 326               1,223
                          -------             -------             -------
                          $    92             $ 2,837             $19,324
                          =======             =======             =======



NOTE 8. INCOME TAXES

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

The benefit (provision) for income taxes is as follows for the years ended June 30:

                                        2000            1999             1998
Current - State                      $  --            $ (23)           $ (18)
Deferred benefit                        --             (241)              --
                                     -----            -----            -----
                                     $  --            $(264)           $ (18)
                                     =====            =====            =====

The components of deferred income taxes are as follows at June 30:

                                                       2000            1999              1998
 Deferred tax assets
  Net operating loss carryforwards                  $ 25,000         $ 20,000         $  9,627
  Book reserves and accrued liabilities                  250              750              490
  Federal general business credits and other
         tax credits                                     500              517              517
  State R&D and other credits                            100              102              102
                                                     -------          -------          --------
                                                      25,850           21,369           10,736

Valuation allowance                                  (25,850)         (21,369)          10,495
                                                     -------          -------          --------
                                                    $     --         $     --         $    241
                                                    ========         ========         =========

The Company's federal and state net operating loss carryforwards expire in various years through 2014. Additionally, the Company's federal and state research and development credits expire in various years through 2009. During 1991 the Company sustained a change in ownership as defined in Section 382 of the Internal Revenue Code; as a result, an annual limitation of approximately $350 thousand was imposed on the utilization of the net operating loss carryforwards generated prior to the date of change. In addition, Section 383 places a limitation on the usage of tax credits generated prior to such a change. Subsequent to the date of the ownership change in 1991, there have been numerous additional equity issuances; as a result, the Company may have experienced, or could experience in the future, similar ownership changes, which could result in additional limitations on the annual utilization of the Company's net operating loss carryforwards and tax credits generated prior to the new change in ownership.

The provision for income taxes results in an effective rate which differs from the federal statutory rate. A reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the years ended June 30:

                                                                   2000            1999           1998
Benefit (provision) at federal statutory income tax rate        $ 4,827         $ 8,544         $ 3,440
Losses for which no current benefit is available                 (4,827)         (8,544)         (3,440)
State income taxes                                                   --             (23)            (18)
                                                                -------         -------         -------
                                                                $    --         $    23         $   (18)
                                                                =======         =======         =======

NOTE 9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company and its subsidiaries lease operating facilities under lease agreements that expire at various dates through March 2006. Total rental expense was approximately $606 in fiscal 2000, $579 in fiscal 1999, and $574 thousand in fiscal 1998.

Future minimum lease payments under these long-term non-cancelable operating leases are as follows:

YEAR ENDING JUNE 30,
2001                                                      $    707
2002                                                           734
2003                                                           678
2004                                                           705
2005                                                           733
Thereafter                                                     565
                                                          --------
                                                          $  4,122
                                                          ========

LEGAL MATTERS

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

Throughout fiscal 1999 and 2000, various creditors of the Company have made claims and/or served the Company with lawsuits alleging the failure of the Company to pay its obligations to them in a total amount exceeding $2.5 million. The lawsuits are in various stages. Some have resulted in judgments being entered against the Company, but the superior security interest held by Imperial Bank has prevented these creditors from collecting on their judgments.. Should the Company be required to pay the full amount demanded in each of these claims and lawsuits, such a requirement would have a material adverse impact on the operations of the Company. However, should the Company be able to obtain sufficient funds, management believes that these claims and judgments can be settled in a manner that will enable the Company to pursue its strategic plan of operations.

Furthermore, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

NOTE 10. RELATED PARTY TRANSACTIONS

A former director receives compensation as a consultant to the Company on corporate matters and investment banking issues under an agreement expiring in June 2002. These consulting fees amounted to $56 thousand in fiscal 2000 and 1999 and $120 thousand in fiscal 1998. Effective July 1, 1998, the annual consulting fee under the agreement has been reduced to $56 thousand. During fiscal 1998, as consideration for services provided relating to the private placement of the Series C Preferred Stock, this former director received commissions and expense reimbursement totaling $200 thousand of which $100 thousand was paid in cash and $100 thousand was used to exercise warrants for 100,000 shares at a price of $1.00 per share.

In June 1998, one of the Company's former directors converted a loan to the Company of $100 thousand with interest at the rate of 7% per year into 64,516 shares of the Company's common stock.

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

NOTE 11. EVENTS SUBSEQUENT TO JUNE 30, 2000

On July 5, 2000, the Company entered into a Private Equity Line of Credit Agreement with Impany Investment Limited ("Impany"). Pursuant to this agreement, the Company has the right, subject to certain conditions, to sell up to $36,000,000 of common stock over the next two years to Impany, which Impany may resell to the public under a registration statement filed with the SEC in September 2000. Additionally, the Company issued a warrant to Impany to purchase up to 2,000,000 shares of its common stock at an exercise price equal to $.57 per share. Shares issuable upon exercise of Impany's warrant may also be resold to the public under this registration statement. Beginning on the date the registration statement is declared effective by the SEC, and continuing for two years thereafter, the Company may in its sole discretion sell, or put, shares of our common stock to Impany. From time to time during the two-year term, the Company may make 18 monthly draw downs, by giving notice and requiring Impany to purchase shares of our common stock, for the draw down amount. Impany's purchase price will be based upon the average of the three lowest closing bid prices of the common stock over the period of five (5) trading days during which the purchase price of the common stock is determined with respect to the put date, which period shall begin two (2) trading days prior to the put date and end two
(2) trading days following the put date.

In connection with the Private Equity Line of Credit Agreement, the Company issued a warrant on July 5, 2000 to Impany to purchase up to 2,000,000 shares of its common stock at an exercise price equal to $.57 per share. Impany may exercise the warrant through January 5, 2003.

Impany is an "underwriter" within the meaning of the Securities Act in connection with its resale of shares of the Company's common stock. In August 2000, the Company issued "retention" warrants to employees that allow the purchase of up to 2,821,000 shares of common stock at a purchase price of $.01 per share. These warrants become exercisable in January 2001 for those employees who have remained employed by the Company through that period. In addition, subsequent to June 30, 2000, the Company issued warrants to officers and key employees that allow the purchase of 2,136,000 shares of common stock at a purchase price of $0.30 per share. These warrants are exercisable immediately.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Pursuant to General Instruction G(3) to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after June 30, 2000.

PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THIS FORM 10-K:

         (1) FINANCIAL STATEMENTS

         The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements on page 20.

         (2) FINANCIAL STATEMENT SCHEDULES:

         Financial Statement Schedules have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K.

         Form 8-K filed July 28, 2000.

(c)      EXHIBITS.

         The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

3(a)     Certificate of Incorporation of the Company, as amended, and currently
         in effect. See also below (Incorporated by reference to Exhibit 3(a) to     *
         1988 Form 10-K)

3(b)     Certificate of Amendment of Certificate of Incorporation of the
         Company, filed February 8, 1995, as amended, and currently in effect
         (Incorporated by reference to Exhibit 3(b) to 1995 Form 10-K)               *

3(c)     Certificate of Amendment of Certificate of Incorporation of the
         Company, filed May 23, 1997, as amended, and currently in effect
         (Incorporated by reference to 1997 Form 10-K)                               *

3(d)     Certificate of Amendment of Certificate of Incorporation, filed January     *
         12, 1999, as amended and currently in effect (Incorporated by reference to Form 10-Q for the period ended December 31, 1998)

3(e)     Certificate Eliminating Reference to Certain Series of Shares of Stock      *
         from the Certificate of Incorporation, filed January 12, 1999, as amended and currently in effect (Incorporated by reference to Form 10-Q for the period ended December 31, 1998)

3(f)     By-Laws of the Company, as amended, and currently in effect                 *
         (Incorporated by reference to Exhibit 3(b) to 1987 Form 10-K)

4(a)     Amended Certificate of Designation of Imaging Technologies Corporation      *
         with respect to the 5% Convertible Preferred Stock (Incorporated by
         reference to Exhibit 4(d) to 1987 Form 10-K)

4(b)     Amended Certificate of Designation of Imaging Technologies Corporation      *
         with respect to the 5% Series B Convertible Preferred Stock
         (Incorporated by reference to Exhibit 4(b) to 1988 Form 10-K)

4(c)     Certificate of Designations, Preferences and Rights of Series C             *
         Convertible Preferred Stock of Imaging Technologies Corporation
         (Incorporated by reference to Exhibit 4(c) to 1998 Form 10-K)

4(d)     Certificate of Designation, Powers, Preferences and Rights of the           *
         Series of Preferred Stock to be Designated Series D Convertible
         Preferred Stock, filed January 13, 1999 (Incorporated by reference to
         Form 10-Q for the period ended December 31, 1998)

4(e)     Certificate of Designation, Powers, Preferences and Rights of the           *
         Series of Preferred Stock to be Designated Series E Convertible
         Preferred Stock, filed January 28, 1999 (Incorporated by reference to
         Form 10-Q for the period ended December 31, 1998)

10(a.1)  1988 Stock Option Plan for the Company (Incorporated by reference to        *
         Exhibit 10(g) to 1989 Form 10-K)

10(a.2)  Amendment and Restatement of 1988 Stock Option Plan (Incorporated by        *
         reference to Exhibit 10(d) to 1991 Form 10-K)

10(a.3)  Forms of Standard Non-Qualified and Incentive Stock Option Agreement        *
         for 1988 Stock Option Plan (Incorporated by reference to Exhibit 10(e)
         to 1991 Form 10-K)

10(b)    Reference is made to the various stock options and warrants granted in      *
         1996 to directors and executive officers of the Company as described in
         Notes 6 and 7 to the 1996 Financial Statements (Incorporated by
         reference to Forms S-8 dated February 12, 1996, File Nos. 333-00871,
         333-00873 and 333-00879)

10(c.1)  Consulting Agreement, dated April I, 1994, between the Company and          *
         Irwin Roth (Incorporated by reference to Exhibit 10(az) to 1994 Form
         10-KSB)

10(c.2)  Amendment to Consulting Agreement dated June 12, 1998 between the           *
         Company and Irwin Roth (Incorporated by reference to Exhibit 10(g.3) to
         1998 Form 10-K)

10(d.1)  Warrant Purchase Agreement, dated September 17. 1993, between the           *
         Company and Robinson International, Ltd. (Incorporated by reference to
         Exhibit 10(ar) to 1994 Form 10-KSB)

10(d.2)  Warrant Certificate for 250,000 Warrants to Purchase Shares of Common       *
         Stock of the Company at $1.50 per share dated September 17, 1993, between the Company and Robinson International, Ltd. (Incorporated by
         reference to Exhibit 10(as) to 1994 Form 10-KSB)

10(d.3)  Warrant Certificate for 250,000 Warrants to Purchase Shares of Common       *
         Stock of the Company at $1.00 per share dated September 17, 1993, between the Company and Robinson International, Ltd. (Incorporated by
         reference to Exhibit 10(at) to 1994 Form 10KSB)

10(e)    ITEC/MEl License Agreement dated September 30, 1994 between the Company     *
         and Matsushita Electric Industrial Co., Ltd. (Incorporated by reference to Exhibit 10(aac) to 1994 Form 10-KSB)

10(f)    Form of Standard Warrant Agreement dated January 3, 1996 issued to          *
         Harry J. Saal as described in Note 6 to the 1996 Financial Statements
         (Incorporated by reference to Exhibit 10(o) to 1996 Form 10-KSB)

10(g)    Form of Standard Warrant and Consulting Agreement issued to consultants     *
         as described in Note 6 to the 1996 Financial Statements (Incorporated
         by reference to Form S-8 dated May 9, 1996, File Number 333-03375)

10(h)    Warrant to Purchase Stock between Imperial Bank and the Company dated       *
         June 23, 1998 (Incorporated by reference to Exhibit 10(w) to 1998 Form
         10-K)

10(i)    Form of Warrant to Purchase Common Stock between buyers and the Company     *
         dated August 21,1997 (Incorporated by reference to Exhibit 10(z) to
         1998 Form 10-K)

10(j)    Securities Purchase Agreement dated as of January 13, 1999, by and          *
         among the Company and the applicable parties named therein
         (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended December 31, 1998)

10(k)    Registration Rights Agreement dated as of January 13, 1999, by and          *
         among the Company and the applicable parties named therein
         (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended December 31, 1998)

10(l)    Form of Warrant to Purchase Shares of Common Stock of the Company at        *
         $.875 per share dated January 13, 1999, between the Company and each of the applicable parties named in Exhibit 10(j) hereto (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended December
         31, 1998)

10(m)    Securities Purchase Agreement dated as of February 2, 1999, by and          *
         among the Company and the applicable parties named therein
         (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended December 31, 1998)

10(n)    Registration Rights Agreement dated as of February 2, 1999, by and          *
         among the Company and the applicable parties named therein
         (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the period ended December 31, 1998)

10(o)    Form of Warrant to Purchase Shares of Common Stock of the Company at        *
         $.875 per share dated February 2, 1999, between the Company and each of the applicable parties named in Exhibit 10(n) hereto (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the period ended December
         31, 1998)

10(p)    Exchange Agreement dated as of February 19, 1999, by and among the          *
         Company and the applicable parties named therein (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the period ended December
         31, 1998)

10(q)    Form of Warrant to Purchase 50,000 shares of Common Stock of ITEC at        *
         $1.50 per share, dated March 5, 1999, between ITEC and Carmel Mountain
         Environmental L.L.C. (Incorporated by reference to Exhibit 4.9 to
         Amendment No. 2 to Form S-3 filed July 16, 1999, File No. 333-77629)

10(r)    Form of Warrant to Purchase 50,000 Shares of Common Stock of ITEC at        *
         $1.50 per share dated March 5, 1999, between ITEC and Carmel Mountain
         #8 Associates, L.P. (Incorporated by reference to Exhibit 4.10 to
         Amendment No. 2 to Form S-3 filed July 16, 1999, File No. 333-77629)

10(s)    Form of Warrant to Purchase 5,000 Shares of Common Stock of ITEC at         *
         $1.50 per share, dated March 5, 1999 between ITEC and John P. Mulder
         (Incorporated by reference to Exhibit 4.12 to Amendment No. 2 to Form
         S-3 filed July 16, 1999, File No. 333-77629)

10(t)    Form of Warrant to Purchase 5,000 Shares of Common Stock of ITEC at         *
         $1.50 per share, dated March 5, 1999 between ITEC and Steve Tiritilli
         (Incorporated by reference to Exhibit 4.13 to Amendment No. 2 to Form
         S-3 filed July 16, 1999, File No. 333-77629)

10(u)    Common Stock Purchase Agreement (Incorporated by reference to Exhibit       *
         10.1 to the Company's Report on Form 10-Q for the period ended
         September 30, 1998)

10(v)    Form of Subordinated Note Purchase Agreement (Incorporated by reference     *
         to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended September 30, 1998)

10(w)    Registration Rights Agreement (Incorporated by reference to Exhibit         *
         10.6 to the Company's Report on Form 10-Q for the period ended
         September 30, 1998)

10(x)    Form of Convertible Subordinated Promissory Note (Incorporated by           *
         reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the
         period ended September 30, 1998)

10(y)    Form of Common Stock Purchase Warrant (Incorporated by reference to         *
         Exhibit 10.12 to the Company's Report on Form 10-Q for the period ended
         September 30, 1998)

10(z)    Form of Common Stock Purchase Warrant (Incorporated by reference to         *
         Exhibit 10.9 to the Company's Report on Form 10-Q for the period ended
         September 30, 1998)

10(aa)   Form of Common Stock Purchase Warrant (Incorporated by reference to         *
         Exhibit 10.5 to the Company's Report on Form 10-Q for the period ended
         September 30, 1998)

10(ab)   Form of Warrant to Purchase 60,000 Shares of Common Stock of ITEC at        *
         $2.50 per share, dated June 23, 1998, between ITEC and Imperial Ban.
         (Incorporated by reference to Exhibit 4.40 to Amendment No. 2 to Form
         S-3 filed July 16, 1999, File No. 333-77629)

10(ac)   Standard Industries/Commercial Single-Tenant Lease-Net, dated February      *
         22, 1999 and addendum thereto, dated March 5, 1999, by and between
         Carmel Mountain #8 Associates, L.P. and ITEC (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the period ended March 31, 1999)

10(ad)   1999 Special Compensation Plan for certain directors, officers and          *
         employees of the Company (Incorporated by reference to Form S-8, filed
         June 18, 1999)

10(ae)   Form of Restated and Amended Common Stock Purchase Warrants relating to     *
         Exhibit 10(bt) above (Incorporated by reference to Form S-8, filed June
         18, 1999)

10(af)   Form of Compensation Agreement relating to Exhibit 10(ad) above             *
         (Incorporated by reference to Form S-8, filed June 18, 1999)

10(ag)   Consulting Agreement dated July 1, 1999 between Howard Schraub and the      *
         Company (Incorporated by reference to Form S-8, filed August 4, 1999)

10(ah)   Consulting Agreement dated July 1, 1999 between George Furla and the        *
         Company (Incorporated by reference to Form S-8, filed August 4, 1999)

10(ai)   Consulting Agreement dated July 1, 1999 between Franz Herbert and the       *
         Company. (Incorporated by reference to Form S-8, filed August 4, 1999)

10(aj)   Consulting Agreement dated July 1, 1999 between Peter Benz and the          *
         Company (Incorporated by reference to Form S-8, filed September 22,
         1999)

10(ak)   Consulting Agreement dated July 1, 1999 between Richard Kaplan and the      *
         Company (Incorporated by reference to Form S-8, filed September 22,
         1999)

10(al)   Private Equity Line of Credit Agreement by and among certain Investors      *
         and the Company (Incorporated by reference to Form 8-K, filed July 28,
         2000)

21       List of Subsidiaries of the Company                                         **


23       Consent of Independent Accountants                                          **

27       Financial Data Schedule                                                     **

* Exhibit is incorporated by reference only and a copy is not included in this Form 10-K filing.

**       Filed herewith.

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

Date: October 13, 2000          IMAGING TECHNOLOGIES CORPORATION

                                By: /s/ BRIAN BONAR
                                    ---------------
                                        Brian Bonar
                                        Chief Executive Officer



                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, Brian Bonar as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

       SIGNATURE                                 TITLE                                     DATE
       ---------                                 -----                                     ----
/s/ Brian Bonar                   Chairman of the Board of Directors,                October 13, 2000
----------------------               Chief Executive Officer, and
    Brian Bonar                     Acting Chief Financial Officer
                                   (Principal Executive Officer and
                                     Principal Accounting Officer)

/s/ Robert A. Dietrich                         Director                              October 13, 2000
----------------------
    Robert A. Dietrich

/s/ Eric W. Gaer                               Director                              October 13, 2000
----------------------
    Eric W. Gaer

/s/ Stephen J. Fryer                           Director                              October 13, 2000
----------------------
    Stephen J. Fryer

/s/ Richard H. Green                           Director                              October 13, 2000
----------------------
    Richard H. Green