Form 10-K/A
period 2000-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 2000-10-30
CIK 725394

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |_| No |X|

At October 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26,567,370 based on the last trade price as reported by The NASD Electronic Bulletin Board. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At October 10, 2000, there were 104,197,672 shares of the registrant's Common Stock, $0.005 par value, issued and outstanding.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT EXECUTIVE OFFICERS

         The directors and executive officers of the Company, their ages and positions with the Company as of October 10, 2000 are as follows:

Name                            Age              Position
----                            ---              --------
Brian Bonar                     53          Chairman of the Board of Directors and Chief Executive Officer
Robert A. Dietrich              55          Director
Stephen J. Fryer                62          Director
Eric W. Gaer                    52          Director
Richard H. Green                64          Director
Christopher W. McKee            51          President and Chief Operating Officer
Philip J. Englund               56          Senior Vice President, General Counsel and  Secretary

INFORMATION ABOUT DIRECTORS

         BRIAN BONAR has served as Chairman of the Board of Directors since December 1999 and as a director of the Company since August 1995. From August 1992 through April 1994, Mr. Bonar served as the Company's Director of Technology Sales and from April 1994 through September 1994, as the Company's Vice President, Sales and Marketing. In September 1994, Mr. Bonar became the Company's Executive Vice President, Sales, Marketing and, Engineering and in July 1997, Mr. Bonar was appointed as the Company's President and Chief Operating Officer. In April 1998, he was appointed as the Company's Chief Executive Officer. From 1991 to 1992, Mr. Bonar was Vice President of Worldwide Sales and Marketing for Bezier Systems, Inc., a San Jose, California-based manufacturer and marketer of laser printers. From 1990 to 1991, he was Worldwide Sales Manager for Adaptec, Inc., a San Jose-based laser printer controller developer. From 1988 to 1990, Mr. Bonar was Vice President of Sales and Marketing for Rastek Corporation, a laser printer controller developer located in Huntsville, Alabama. From 1984 to 1988, Mr. Bonar was employed as Executive Director of Engineering at QMS, Inc., an Alabama-based developer and manufacturer of high-performance color and monochrome printing solutions. Prior to these positions, Mr. Bonar was employed by IBM, U.K. Ltd. for approximately 17 years. Mr. Bonar serves as a member of the Board of Directors of Pen Interconnect, Inc.

         ROBERT A DIETRICH has served as a director of the Company since January 2000. Mr. Dietrich is President and CEO of Cyberair Communications Inc., a privately-held telecommunications company with strategic interests in Internet communications and "bandwidth" expansion technologies, as well as domestic and international telephone services, in Irvine, California. Recently, Mr. Dietrich was named President and CEO of Semper Resources Corporation, a public natural resources holding company in Irvine, California. From 1996 to 2000, Mr. Dietrich was Managing Director and CFO of Ventana International, Ltd., Irvine, California, a venture capital and private investment banking firm. From 1990 to 1994, Mr. Dietrich was Vice President and Chief Financial Officer of CEI, Inc., in Santa Ana, California, a commercial furnishings firm, prior to joining Ventana. Mr. Dietrich is a graduate of the University of Notre Dame, with a bachelor's degree in accounting, and the University of Detroit, with a master's degree in finance. He served as a lieutenant in the U.S. Navy's Atlantic Command Operations Control Center.

         STEPHEN J. FRYER has served as a director of the Company since March 2000. He is currently Chairman of the Board and CEO of Pen Interconnect, Inc. ("Pen"), a high technology company in Irvine, California. He began his employment service at Pen in 1997 as Senior Vice President of Sales ad Marketing. At Pen, he became a director in 1995 and was appointed President and CEO in 1998. From 1989 to 1996, Mr. Fryer was a principal in Ventana International, Ltd., a venture capital and private investment banking firm in Irvine, California. He has over 28 years experience in the computer industry in the United States, Asia and Europe. Mr. Fryer graduated from the University of California in 1960 with a bachelor's degree in mechanical engineering.

         ERIC W. GAER has served as a director since March 2000. Since 1998, Mr. Gaer has been the President and CEO of Arroyo Development Corporation, a privately-held, San Diego-based management consulting company. From 1996 to 1998, he was Chairman, President and CEO of Greenland Corporation, a publicly-held high technology company in San Diego, California. In 1995, he was CEO of Ariel Systems, Inc., a privately-held engineering development company in Vista, California. Over the past 25 years, Mr. Gaer has served in executive management positions at a variety of high-technology companies, including ITEC, Daybreak Technologies, Inc., Venture Software, Inc., and Merisel, Inc. In 1970, he received a Bachelor of Arts degree in mass communications from California State University, Northridge.

         RICHARD H. GREEN has served as a director since September 2000. He is currently the President of International Power & Environmental Company (IPEC), a consulting company located in San Diego, California. From 1993 through 1995, he served as Deputy Secretary of the State of California Environmental Protection Agency (Cal/EPA). From 1988 through 1993 Dr. Green served as Manager of Program Engineering and Review Office in the Office of Technology and Applications at the Jet Propulsion Laboratory (JPL) in Pasadena, California, where he had held various management positions since 1967. From 1965 through 1967, Dr. Green served as Senior Engineer for The Boeing Company, Space Division. From 1983 through 1985, Dr. Green held the Corwin D. Denny Chair as Professor of Energy and Director of the Energy Institute at the University of LaVerne, and from 1961 through 1964 served as Assistant Professor of Civil Engineering (Environmental Sciences) at Washington State University. Dr. Green currently is a member of the Governing Board of Pasadena City College. Dr. Green completed his bachelor's degree at Whitman College in 1958, his Master of Science at Washington State University in 1961, and his Ph.D. at Washington State University, under a United States Public Health Services Career Development Award, in 1965.

INFORMATION ABOUT NON-DIRECTOR EXECUTIVE OFFICERS

         CHRISTOPHER W. MCKEE has served as President and Chief Operating Officer since September 2000, served as Senior Vice President of Operations Worldwide since June 1999 and served as Vice President of Finance and Operations of the Company from August 1998 to June 1999. Prior to joining the Company, Mr. McKee spent 23 years with Flowserve Corporation and its predecessor company, BW/IP, Inc., in various financial management positions, including most recently as its Director of Information Technology and Baan Implementation. Mr. McKee holds a master in business administration degree from Pepperdine University.

         PHILIP J. ENGLUND has served as Senior Vice President, General Counsel and Secretary of the Company since February 1999. Prior to joining the Company, Mr. Englund served as general counsel to a number of companies on a contract basis from October 1997 through February 1999, as he had done from April 1995 through November 1996. He served as Senior Vice President, General Counsel and Secretary to the Titan Corporation from November 1996 through October 1997; and as Vice President and General Counsel to Optical Radiation Corporation from November 1986 through April 1995.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The members of the Board, the executive officers of the Company and persons who hold more than 10 percent of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports which the Company received from such persons for their 2000 Fiscal Year transactions in the Common Stock and their Common Stock holdings, the Company, to the best of the Company's knowledge, believes that certain of the reporting requirements under Section 16(a) for such fiscal year were not met in a timely manner by its directors, executive officers and greater than 10 percent beneficial owners, including the following.

         Each of Messrs. Dietrich, Fryer, Gaer, and Green did not timely file a Form 3 with the SEC with respect to their becoming members of the Board of Directors of the Company; and each of Messrs. Bonar, Dietrich, Fryer, Gaer, Green, McKee and Englund did not timely file a Form 4 with the SEC with respect to transactions; and, in addition, did not timely file a Form 5 with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning the cash compensation and certain other compensation paid, awarded, or accrued, by the Company to the Company's Chief Executive Officer and the two most highly compensated executive officers who were serving at the end of Fiscal Year 2000, each of whose salary and bonus exceeded $100,000 for the Fiscal Year 2000 for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 1998, 1999 and 2000. The listed individuals shall be hereinafter referred to as the "Named Officers."

                           SUMMARY COMPENSATION TABLE
                                                                                          Long Term
                                                                    Compensation     Compensation Awards
                                                  Annual            ------------  -------------------------
                                  Fiscal     -------------------    Other Annual  Options/        Other
Name and Principal Position        Year       Salary      Bonus     Compensation  SARS(#)      Compensation
                                  ------     --------   --------    ------------  ---------    ------------
Brian Bonar                        2000     $ 178,333   $  --         $  --              0       $  --
Chairman, Board of Directors and   1999       250,570      --            --        850,000          --
Chief Executive Officer            1998       235,243      --            --        450,000          --

Christopher W. McKee               2000       104,125      --            --         76,000          --
Senior Vice President of           1999       127,044      --            --        100,000          --
Operations Worldwide               1998             0      --            --           --            --

Philip J. Englund                  2000       102,500    20,250          --         96,000          --
Senior Vice President, General     1999        55,741      --            --         80,000          --
Counsel and Secretary              1998             0      --            --           --            --

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information on Options/SARs granted in the 2000 Fiscal Year to the Named Officers.

                                                                                         ------------------------
                                                                                          Potential Realizable
                                                                                            Value at Assumed

                             Number of    Percent of Total                                Annual Rates of Stock
                             Securities     Options/SARs      Exercise                    Price Appreciation for
                             Underlying      Granted to        or Base                         Option Term (2)
                            Options/SARs     Employees in       Price     Expiration     ------------------------
      Name                 Granted (#)(1)    Fiscal Year      ($/share)       Date          5% ($)        10% ($)
-------------------        --------------    ------------     ---------   ----------     ----------    ----------
Brian Bonar                         0             0              --           --         $    --       $   --

Christopher W. McKee           76,000             4             0.91        7/26/09               0             0

Philip J. Englund              96,000             5             0.91        7/26/09               0             0

(1) Warrants/options become exercisable monthly over a 10 year period from date of grant. Each warrant/option was issued at the then market price.

(2) Calculated based on the closing price of the Company's common stock on October 10, 2000, which was $0.255.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table provides information on option exercises in the 2000 Fiscal Year by the Named Officers and the value of such Named Officers' unexercised options at June 30, 2000. Warrants to purchase Common Stock are included as options. No stock appreciation rights were exercised by the Named Officers during the 2000 Fiscal Year, and no stock appreciation rights were held by them at the end of the 2000 Fiscal Year.

                                                        Number of Securities          Value of Unexercised
                                                        Underlying Unexercised     In-the-money Options/SARs
                                                     Options/SARs at FY-end (#)    At Fiscal Year End ($) (1)
                          Shares                     ---------------------------   ---------------------------
                        Acquired on       Value
        Name            Exercise (#)   Realized ($)  Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------   ------------   ------------  -----------   -------------   -----------   -------------
Brian Bonar                 0       $      0          433,333        416,667             0               0

Christopher W. McKee        0              0           63,250        112,750             0               0

Philip J. Englund           0              0           50,667        125,333             0               0

(1) At the 2000 Fiscal Year end, the average of the bid and asked price of the Common Stock on that date as quoted by the NASD Electronic Bulletin Board was $0.52.

COMPENSATION OF DIRECTORS

         Each member of the Board of Directors of the Company, who is not an employee of the Company, receives a quarterly fee of $2,500 from the Company.

EMPLOYMENT   CONTRACTS,   TERMINATION   OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

         None

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Messrs. Dietrich and Fryer. Neither of these individuals was an officer or employee of the Company at any time during the 2000 Fiscal Year.

     Brian Bonar serves on the Board of Directors of Pen Interconnect, Inc., whose President is Mr. Stephen J. Fryer, a member of the Compensation Committee of the Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the best of the Company's knowledge with respect to the beneficial ownership of Common Stock as of October 10, 2000, by (i) all persons who are beneficial owners of five percent (5 percent) or more of the Common Stock, (ii) each director, and (iii) all current directors and executive officers individually and as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                    Shares of
Beneficial Ownership of Common Stock                Common      Percentage (1)
------------------------------------                ------      --------------

Brian Bonar (2)                                     250,000         *
Robert A. Dietrich (2)                              250,000         *
Stephen J. Fryer (2)                                250,000         *
Eric W. Gaer (2)                                    250,000         *
Richard Green (2)                                   250,000         *
Christopher W. McKee                                      0         *
Philip Englund (3)                                   34,500         *
All current directors and executive officers
 (group of 8) (4)                                 1,034,500         *
----------

* Owns less than one percent of the outstanding Common Stock

(1) Percentage of ownership is based on 104,197,672 shares of Common Stock outstanding on October 10, 2000. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after October 10, 2000 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

(2) Includes 250,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 10, 2000.

(3) Includes 22,500 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after October 10, 2000.

(4) Includes 1,022,500 shares issuable upon exercise of options and warrants that are currently exercisable or will become exercisable within 60 days after October 10, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

          None

                                    FORM 10-K

         The Company filed an Annual Report on Form 10-K with the SEC on or about October 13, 2000. Stockholders may obtain a copy of this report, without charge, by writing to Philip J. Englund, Senior Vice President and General Counsel of the Company, at the Company's principal executive offices located at 15175 Innovation Drive, San Diego, California 92128-3401.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IMAGING TECHNOLOGIES CORPORATION


October 30, 2000           By: /s/ Brian Bonar
                              -------------------
                               Name:  Brian Bonar
                               Title: Chairman of the Board of Directors and CEO