Form 10-Q
period 2000-09-30
IMAGING TECHNOLOGIES CORP/CA
filed 2000-11-02
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-12641

                                [OBJECT OMITTED]
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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of October 31, 2000, was 107,673,916.


                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets
              September 30, 2000 (unaudited) and June 30, 2000 (audited)                               2

         Consolidated Statements of Operations
              Three months ended September 30, 2000 and 1999 (unaudited)                               3

         Consolidated Statements of Cash Flows
              Three months ended September 30, 2000 and 1999 (unaudited)                               4

         Notes to Consolidated Financial Statements.                                                    5



         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS                                           7

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK                                                                  14



PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                   14
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                           15
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                     16
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 16
         ITEM 5.  OTHER INFORMATION                                                                   16
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    16

SIGNATURES                                                                                            17

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000
                        (in thousands, except share data)

                                     ASSETS

                                                                                 9/30/00          6/30/00
        Current assets

             Cash                                                              $     345         $    291
             Accounts receivable                                                     372              175
             Inventories                                                              65              203
             Prepaid expenses and other                                              281              333
                                                                               ---------         --------
                  Total current assets                                             1,063            1,002

        Property and Equipment, net                                                  514              531
        Other                                                                         70              150
                                                                               ---------         --------

                                                                               $   1,647        $   1,683
                                                                               =========        =========

              LIABILITIES AND SHAREHOLDERS' NET CAPITAL DEFICIENCY

        Current liabilities

             Borrowings under bank notes payable                               $   5,465        $   5,765
             Short-term debt                                                       2,813            2,563
             Accounts payable                                                      5,351            5,378
             Accrued expenses                                                      2,584            1,828
                                                                               ---------         --------
                  Total current liabilities                                       16,213           15,534
                                                                               ---------         --------

        Stockholders' net capital deficiency
             Series A preferred stock, $1,000 par value, 7,500 shares
                authorized, 420.5 shares issued and outstanding                      420              420
             Common stock, $0.005 par value, 200,000,000 shares
                Authorized; 105,507,937 shares issued and outstanding                528              507
             Paid-in capital                                                      60,283           58,641
             Shareholder loans                                                      (105)            (105)
             Accumulated deficit                                                 (75,692)         (73,314)
                                                                               ---------         --------
                  Total shareholders' net capital deficiency                     (14,566)         (13,851)
                                                                               ---------         --------
                                                                           $       1,647    $       1,683
                                                                             ===========      ===========

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                        (in thousands, except share data)

                                                                         SEPTEMBER 30,
                                                                          2000              1999
Revenues
     Sales of products                                               $     660         $     940
     Engineering fees                                                        -                25
     Licenses and royalties                                                177                88
                                                                      ---------         --------
                                                                           837             1,053
                                                                      ---------         --------
Costs and expenses

     Cost of products sold                                                 443               693
     Selling, general, and administrative                                2,351             3,378
     Cost of engineering fees, research, and development                   239               649
                                                                      ---------         --------
                                                                         3,033             4,720
                                                                      ---------         --------

Loss from operations                                                    (2,196)           (3,667)
                                                                      ---------         --------

Other income (expense):
     Interest and finance costs, net                                      (182)             (138)
     Other                                                                   -               (20)
                                                                      ---------         --------
                                                                          (182)             (158)
                                                                      ---------         --------

Loss before income taxes                                                (2,378)           (3,825)

Income tax benefit (expense)                                                 -                 -
                                                                      ---------         --------

Net loss                                                        $       (2,378)   $       (3,825)
                                                                   ============      ============

Earnings (loss) per common share
     Basic                                                     $         (0.02)  $         (0.12)
                                                                 ==============    ==============
     Diluted                                                   $         (0.02)  $         (0.12)
                                                                 ==============    ==============

Weighted average common shares                                         103,160            30,889
                                                                       =======            ======
Weighted average common shares - assuming dilution                     103,160            30,889
                                                                       =======            ======

                        See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                        (in thousands, except share data)

                                                                   2000             1999
                                                                   ----             ----
  Cash flows from operating activities
     Net loss                                                $  (2,378)      $   (3,825)
     Adjustments to reconcile net loss to net
       cash from operating activities
          Depreciation and amortization                             72               59
           Amortization of capitalized software                      -              356
           Stock issued for services                               450              326
          Changes in operating assets and liabilities
             Accounts receivable                                  (197)             546
             Inventories                                           138               140
             Prepaid expenses and other                            132               211
             Accounts payable and accrued expenses                 729               543
                                                             ---------       ----------

                 Net cash from operating activities             (1,054)          (1,644)
                                                             ---------       ----------
  Cash flows from investing activities
     Capitalized software                                            -             (358)
     Capital expenditures                                          (55)               -
                                                             ---------       ----------
                 Net cash from investing activities                (55)            (358)
                                                             ---------       ----------

  Cash flows from financing activities
     Net borrowings under bank notes payable                      (300)          (1,049)
     Issuance of other notes payable                               250                 -
     Net proceeds from issuance of common stock                  1,213              884
                                                             ---------       ----------
                 Net cash from financing activities              1,163            1,933
                                                             ---------       ----------

  Net increase (decrease) in cash                                   54              (69)
     Cash, beginning of period                                     291               75
                                                             ---------       ----------
     Cash, end of period                               $           345   $            6
                                                             =========       ==========

  Supplemental disclosure of cash flow information
     Cash paid during the period for interest          $           182   $         192
     Cash paid during the period for income taxes      $             -               -
                                                             =========       ==========

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)

                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended June 30, 2000, 1999, and 1998 included in the Company's annual report on Form 10-K filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

NOTE 2.  GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2000, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which raise substantial doubt about its ability to continue as a going concern. The Company's losses have resulted primarily from an inability to achieve product sales and contract revenue targets due to insufficient working capital. ITEC's ability to continue operations will depend on positive cash flow, if any, from future operations and on the Company's ability to raise additional funds through equity or debt financing. The Company has cut back and/or discontinued some of its operations and, if it is unable to raise or obtain needed funding, the Company may be forced to discontinue operations generally. On August 20, 1999, at the request of Imperial Bank, the Company's primary lender, the Superior Court of San Diego appointed an operational receiver who took control of the Company's day-to-day operations on August 23, 1999. On June 21, 2000, in connection with a settlement agreement reached with Imperial Bank, the Superior Court of San Diego issued an order dismissing the operational receiver.

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

The Company is in the process of reestablishing management control of its operations and resuming its strategic plan. In order to succeed, however, Company must obtain additional funds to provide adequate working capital and finance operations. To address the Company's working capital needs, on July 12, 2000, it announced an agreement for a financing facility providing commitments, under specific conditions, to purchase up to $36 million of its common shares over the two years after September 27, 2000, the effective date of a registration statement filed with the Securities and Exchange Commission. The Company has also engaged a financial advisor to assist with additional fund raising efforts and to help identify merger and acquisition candidates. There can be no assurance, however, that the Company will be able to comply with the Imperial Bank settlement agreement, meet the conditions under the financing facility, or complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                                           EARNINGS (LOSS)        SHARES           PER-SHARE
                                                             (NUMERATOR)       (DENOMINATOR)        AMOUNT
SEPTEMBER 30, 2000
   Net loss                                                $     (2,378)
     Preferred dividends                                             (6)
                                                           -------------
   Basic and diluted EPS                                   $     (2,384)         103,160       $     (0.02)
                                                              ==========      ==========             ======

NOTE 4.  INVENTORIES

                                                                              SEPTEMBER 30,      JUNE 30,
                                                                                  2000             2000
     Inventories
         Materials and supplies                                             $         24     $          87
         Finished goods                                                               40               116
                                                                                --------         ---------
                                                                            $         65      $        203
                                                                                ========          ========

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

         The Company's current strategy is to continue to focus on rebuilding its OEM business and develop, commercialize and distribute its own technology products, including its software products. The Company intends to continue to develop its target markets and to pursue clearly defined commercial market opportunities in order to leverage its core technologies.

         To successfully execute its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. At September 30, 2000, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which continue to raise substantial doubt about its ability to continue as a going concern.

         The Company needs to raise additional funds to operate its business and has been actively pursuing solutions to its liquidity difficulties. To address the Company's working capital needs, on July 12, 2000, it announced an agreement for a financing facility providing commitments, under specific conditions, to purchase up to $36 million of its common shares over the two years after September 27, 2000, the effective date of a registration statement filed with the SEC. The Company has also engaged a financial advisor to assist with additional fund raising efforts and to help identify merger and acquisition candidates. There can be no assurance, however, that the Company will be able to complete this or any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company will be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "Liquidity and Capital Resources" and "Risks and Uncertainties -- Future Capital Needs."

RESULTS OF OPERATIONS NET REVENUES

         Revenues were $837 thousand and $1.05 million for the quarters ended September 30, 2000 and 1999, respectively. The 20% decrease in sales was due primarily to the Company's ongoing liquidity shortage, which substantially reduces its ability to purchase components to build inventories for sale. During most of the previous fiscal year and for the period ended September 30, 1999, the Company was under the control of a court-appointed operational receiver. Management resumed control of the Company on June 21, 2000.

COST OF PRODUCTS SOLD

         Cost of products sold were $443 thousand or 53% of product sales and $693 thousand or 74% of product sales for the quarters ended September 30, 2000 and 1999, respectively. The percentage decrease in 2000 as compared to 1999 was primarily due to improved margins on product sales. During the prior year period, when the Company was being operated by the court-appointed operational receiver, products were sold at smaller profit margins; in some cases, at a loss.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $2.4 million or 281% of total revenue and $3.4 million or 321% of total revenues for the quarters ended September 30, 2000 and 1999, respectively. Selling, general and administrative expenses consisted primarily of general corporation functions, salaries, facilities, and fees for professional services, including legal expenses. The decrease in selling, general and administrative expenses in the period ended September 30, 2000 as compared to the year-earlier period was due primarily to management's reduction of associated activities, including reductions in personnel, marketing expenses, and facilities, due to a lack of working capital.

COST OF ENGINEERING AND RESEARCH AND DEVELOPMENT

         Engineering and research and development expenses were $239 thousand or 29% of total revenue and $649 thousand or 62% of total revenues for the quarters ended September 30, 2000 and September 30, 1999. The decrease in expenses 2000 compared to 1999 resulted primarily from reductions in engineering and research and development activity during the period that the Company was under the control of the court-appointed operational receiver and the associated reduction in engineering personnel to support such activities, including the sale of engineering development contracts with OEM customers.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities.

         The Company has received and anticipates that it will continue to receive cash from collections of accounts receivable from its customers, distributors, and OEMs. These groups generally have a history of timely payments; however, an increasing amount of international sales can increase accounts receivable balances due to traditionally slower payments by international customers. Any failure of the Company's customers, distributors or OEMs to pay, or any significant delay in the payment of, a material portion of the amounts owing to the Company could have a material adverse effect on the Company.

          In the near-term, however, the Company must rely on generating the majority of its cash from the sale of equity securities. To address these needs, on July 12, 2000, the Company announced an agreement for a financing facility providing commitments, under specific conditions, to purchase up to $36 million of its common shares over the two years after September 27, 2000, the effective date of a registration statement filed with the SEC.

         As of September 30, 2000, the Company had negative working capital of approximately $15.2 million, a decrease of approximately $0.7 million as compared to June 30, 1999. The decrease is primarily due to an increase in accrued expenses.

         To date, through further equity infusion into the Company, primarily in the form of the exercise of warrants to purchase the common stock of the Company, operations have continued. Without additional funding in the near future, sufficient to satisfy the creditors of the Company, as well as providing working capital for the Company, the

Company will cease to operate. The Company continues to actively work with entities capable of providing such funding.

         Net cash used in operating activities decreased to $1.05 million during the quarter ended September 30, 2000, from $1.6 million during the quarter ended September 30, 1999, due primarily to a decrease in available cash.

         Net cash used in investing activities decreased to $55 thousand during the quarter ended September 30, 2000, from $358 thousand during the quarter ended September 30, 1999, due primarily to decreases in capitalized software.

         Net cash from financing activities decreased to $1.2 million during the quarter ended September 30, 2000, from $1.9 million during the year-earlier quarter, due to a decrease in proceeds on the issuance of common stock, which has been the Company's primary source of liquidity.

         The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock) carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at September 30, 2000, was approximately $500 thousand.

         The Company has no material commitments for capital expenditures.

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

RISKS AND UNCERTAINTIES FUTURE CAPITAL NEEDS

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

Potential Fluctuation in Quarterly Performance

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

Component Availability and Cost; Dependence on Single Sources

         The Company presently out-sources the production of some of its manufactured products through a number of vendors located in California. These vendors assemble products, using components purchased by the Company from other sources or from their own inventory. The terms of supply contracts are negotiated separately in each instance. Although the Company has not experienced any difficulty over the past several years in engaging contractors or in purchasing components, present vendors may not have sufficient capacity to meet projected market demand for ITEC products and alternative production sources may not be available without undue disruption.

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

Possibility of Challenge to Products or Intellectual Property Rights

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

Dependence on Export Sales

         The Company intends to pursue international markets as key avenues for growth and to increase the percentage of sales generated in international markets. In the Company's past few fiscal years, sales outside the United States represented over half of its net sales. The Company expects sales outside the United States to continue to represent a significant portion of its sales. As the Company continues to expand its international sales and operations, the business and overall financial performance may be adversely affected by factors such as those described under "Risks Associated with International Operations."

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

Appointment and Removal of Operational Receiver

         On August 20, 1999, at the request of Imperial Bank, the Company's primary lender, the Superior Court, San Diego appointed an operational receiver. On August 23, 1999, the operational receiver took control of ITEC's day-to-day operations. Through further equity infusion, primarily in the form of the exercise of warrants to purchase ITEC common stock, operations have continued, and on June 21, 2000, the Superior Court, San Diego issued an order dismissing the operational receiver. However, in the future, without additional funding sufficient to satisfy Imperial Bank and other creditors, as well as providing for working capital, there can be no assurances that such operations can continue. In addition, the Company may not be able to satisfy all conditions required to sell shares under the Private Equity Line of Credit Agreement. In that case, the Company would likely need to raise money from other sources in order to continue to fund operations. Such alternative funding may not be available. If such funding is not obtained, the Company will need to reduce or suspend operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            None

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

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

         Beginning on September 27, 2000, the date the registration statement was declared effective by the SEC, and continuing for two years thereafter, the Company may in its sole discretion sell, or put, shares of our common stock to Impany. From time to time during the two-year term, the Company may make 18 monthly draw downs, by giving notice and requiring Impany to purchase shares of our common stock, for the draw down amount. Impany's purchase price will be based upon the average of the three lowest closing bid prices of the common stock over the period of five (5) trading days during which the purchase price of the common stock is determined with respect to the put date, which period shall begin two (2) trading days prior to the put date and end two (2) trading days following the put date. The maximum put amount that we may sell is as set forth in the table below:

----------------- ------------------ ------------------ ------------------- ------------------ ------------------
Bid                 Average Daily      Average Daily      Average Daily       Average Daily      Average Daily
Price              Trading Volume     Trading Volume    Trading Volume of    Trading Volume     Trading Volume
                   of up to 75,000   of 75,001-150,000   150,001-250,000       of 250,001-      of 400,001 and
                                                                                 400,000             above
----------------- ------------------ ------------------ ------------------- ------------------ ------------------
0.25-0.49                 $ 200,000          $ 300,000           $ 500,000          $ 650,000          $ 750,000
----------------- ------------------ ------------------ ------------------- ------------------ ------------------
0.50-0.74                 $ 300,000          $ 500,000           $ 650,000          $ 750,000        $ 1,000,000
----------------- ------------------ ------------------ ------------------- ------------------ ------------------
0.75-0.99                 $ 350,000          $ 550,000           $ 600,000          $ 800,000        $ 1,250,000
----------------- ------------------ ------------------ ------------------- ------------------ ------------------
1.00-1.24                 $ 400,000          $ 600,000           $ 750,000          $ 850,000        $ 1,500,000
----------------- ------------------ ------------------ ------------------- ------------------ ------------------
1.25-1.49                 $ 500,000          $ 675,000           $ 800,000          $ 925,000        $ 1,750,000
----------------- ------------------ ------------------ ------------------- ------------------ ------------------
1.50-1.99                 $ 600,000          $ 750,000           $ 850,000        $ 1,000,000        $ 2,000,000
----------------- ------------------ ------------------ ------------------- ------------------ ------------------
2.00-2.24                 $ 675,000          $ 825,000           $ 925,000        $ 1,000,000        $ 2,250,000
----------------- ------------------ ------------------ ------------------- ------------------ ------------------
2.25-2.49                 $ 700,000          $ 850,000           $ 950,000        $ 1,000,000        $ 2,500,000
----------------- ------------------ ------------------ ------------------- ------------------ ------------------
2.50-3.50                 $ 750,000          $ 900,000         $ 1,000,000        $ 1,000,000        $ 2,750,000
----------------- ------------------ ------------------ ------------------- ------------------ ------------------
Above 3.50                $ 800,000        $ 1,000,000         $ 1,250,000        $ 1,500,000        $ 3,000,000
----------------- ------------------ ------------------ ------------------- ------------------ ------------------

         The Company's ability to cause Impany to purchase shares of its common stock under the Private Equity Line of Credit Agreement is subject to certain conditions, including, but not limited to:

         o The number of shares the Company may sell to Impany on any put date, when aggregated with all other shares then owned by Impany, cannot exceed 9.9% of the total common stock then outstanding.

         o If we are listed on The Nasdaq SmallCap Market, the total number of shares that the Company may sell to Impany under the agreement and warrant cannot exceed 19.9% of its common stock, unless it has obtained shareholder approval as required by the rules of the Nasdaq Stock Market Inc.

         o The registration statement must remain effective so that Impany may publicly resell the shares that it acquires from the Company under the agreement.

         o There has not been an effect on the business, operations, properties, prospects or financial condition of the Company that is material and adverse to the Company and such other entities controlling or controlled by the Company, taken as a whole, and/or any condition, circumstance or situation that would prohibit or otherwise interfere with the ability of the company to enter into and perform its obligations under the agreement.

         The Company may not be able to satisfy all conditions required to put shares to Impany at any given time. If this occurs, the Company would likely need to raise money from other sources in order to continue to fund its operations. Such alternative funding may not be available. Also, we cannot put shares to Impany at a time when we have not publicly disclosed material information about our company.

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

         To date, the Company has received $750,000 from a draw-down against the equity line of credit, issuing 3,225,808 shares of common stock to Impany.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           None.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K dated July 28, 2000 related to its Private Equity Line of Credit Agreement with Impany Investment Limited. (Also see, Item 2.)

SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2000

IMAGING TECHNOLOGIES CORPORATION (Registrant)

By: /s/ Brian Bonar
-------------------
Brian Bonar

Chairman and Chief Executive Officer

By: /s/ Scott Kiefer
--------------------
Scott Kiefer
Chief Accounting Officer