Form 10-Q
period 2000-12-31
IMAGING TECHNOLOGIES CORP/CA
filed 2001-02-06
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       or

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-12641

                                   [ITEC LOGO]
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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of February 1, 2001 was 132,635,582.

                                TABLE OF CONTENTS

                                                                                                                 Page
PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets - December 31, 2000 (unaudited) and June 30, 2000 (audited)................        3
     Consolidated Statements of Operations  - 3 months ended December 31, 2000 and 1999 (unaudited).........        4
     Consolidated Statements of Operations  - 6 months ended December 31, 2000 and 1999 (unaudited).........        5
     Consolidated Statements of Cash Flows - 6 months ended December 31, 2000 and 1999 (unaudited)..........        6
     Notes to Consolidated Financial Statements.............................................................        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS........................................................................        8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................        16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................................................        17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................        17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................................        17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................        17

ITEM 5.  OTHER INFORMATION..................................................................................        17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................        18

SIGNATURES                                                                                                          19

PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                             DECEMBER 31,         JUNE 30,
                                                                                    2000             2000
        Current assets
             Cash                                                               $    397         $    291
             Accounts receivable                                                     609              175
             Inventories                                                             158              203
             Prepaid expenses and other                                              370              333
                                                                              ----------       ----------
                  Total current assets                                             1,534            1,002

        Property and equipment, net                                                  706              531
        Goodwill                                                                     686                -
        Other                                                                          -              150
                                                                              ----------       ----------
                                                                           $       2,926    $       1,683
                                                                              ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities
             Borrowings under bank note payable                                $   4,865        $   5,765
             Short-term debt                                                       2,563            2,563
             Accounts payable                                                      6,887            5,378
             Accrued expenses                                                      1,581            1,828
                                                                              ----------       ----------
                  Total current liabilities                                       15,896           15,534

        Long-term debt                                                               850                -
                                                                              ----------       ----------

        Stockholders' equity (deficit)
             Series A preferred stock, $1,000 par value, 7,500 shares
                authorized, 420.5 shares issued and outstanding                      420              420
             Common stock, $0.005 par value, 200,000,000 shares
                Authorized, 118,513,745 shares issued and
                outstanding                                                          592              507
             Paid-in capital                                                      62,549           58,641
             Shareholder loans                                                      (105)            (105)
             Accumulated deficit                                                 (77,276)         (73,314)
                                                                              ----------       ----------
                  Total shareholders' equity (deficit)                           (13,820)         (13,851)
                                                                              ----------       ----------
                                                                           $       2,926    $       1,683
                                                                              ==========      ===========

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                       2000             1999
             Revenues
                  Sales of products                                                $    556         $     61
                  Licenses and royalties                                                455              248
                                                                                ------------     ------------
                                                                                      1,011              309
                                                                                ------------     ------------
             Costs and expenses
                  Cost of products sold                                                 481              904
                  Selling, general, and administrative                                1,721            1,549
                  Cost of engineering fees, research, and development                   217              979
                                                                                ------------     ------------
                                                                                      2,419            3,432
                                                                                ------------     ------------

             Income (loss) from operations                                           (1,408)          (3,123)
                                                                                ------------     ------------

             Other income (expense):
                  Interest, net                                                        (177)            (103)
                  Restructuring                                                           -              (18)
                  Other                                                                   -               82
                                                                                ------------     ------------
                                                                                       (177)             (39)
                                                                                ------------     ------------

             Income (loss) before income taxes                                       (1,585)          (3,162)
             Income tax expense

             Net income (loss)                                                $      (1,585)   $      (3,162)
                                                                                ============     ============


             Earnings (loss) per common share
                  Basic                                                      $        (0.01)  $        (0.13)
                                                                                ============     ============
                  Diluted                                                    $        (0.01)  $        (0.13)
                                                                                ============     ============

             Weighted average common shares                                         112,709           55,556
                                                                                ============     ============
             Weighted average common shares - assuming dilution                     112,709           55,556
                                                                                ============     ============

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                       2000             1999
             Revenues
                  Sales of products                                               $   1,216        $   1,001
                  Engineering fees                                                        -               25
                  Licenses and royalties                                                632              336
                                                                                 -----------      -----------
                                                                                      1,848            1,362
                                                                                 -----------      -----------
             Costs and expenses

                  Cost of products sold                                                 924            1,597
                  Selling, general, and administrative                                4,072            4,927
                  Cost of engineering fees, research, and development                   456            1,628
                                                                                 -----------      -----------
                                                                                      5,452            8,152
                                                                                 -----------      -----------

             Income (loss) from operations                                           (3,604)          (6,790)
                                                                                 -----------      -----------

             Other income (expense):
                  Interest, net                                                        (358)            (241)
                  Restructuring, ITEC Europe                                              -              (18)
                  Other                                                                                    62
                                                                                 -----------      -----------
                                                                                          -
                                                                                       (358)            (197)
                                                                                 -----------      -----------

             Income (loss) before income taxes                                       (3,962)          (6,987)
             Income tax expense

             Net income (loss)                                                $      (3,962)   $      (6,987)
                                                                                 ===========      ===========

             Earnings (loss) per common share
                  Basic                                                      $        (0.04)  $        (0.13)
                                                                                ============     ============
                  Diluted                                                    $        (0.04)  $        (0.13)
                                                                                ============     ============

             Weighted average common shares                                         107,997           55,566
                                                                                ============     ============
             Weighted average common shares - assuming dilution                     107,997           55,566
                                                                                ============     ============

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                 2000             1999
                 Cash flows from operating activities
                    Net income (loss)                                     $    (3,962)     $    (6,987)
                    Adjustments to reconcile net income (loss) to net
                      cash from operating activities
                         Depreciation and amortization                            143              234
                          Amortization of capitalized software                      -              354
                          Stock issued for services                               618                -
                         Changes in operating assets and liabilities
                            Accounts receivable                                  (355)           1,691
                            Inventories                                            45              495
                            Prepaid expenses and other                            (37)             623
                            Accounts payable and accrued expenses                 767             (985)
                                                                             --------         --------
                                Net cash from operating activities             (2,781)          (4,575)

                 Cash flows from investing activities
                    Capital expenditures                                          (90)               -
                    Other                                                         150                -
                                                                             --------         --------
                                Net cash from investing activities                 60                -
                                                                             --------         --------
                 Cash flows from financing activities
                    Net borrowings under bank lines of credit                    (900)             784
                    Net borrowings under short-term notes payable                   -           (2,048)
                    Net borrowings under long-term notes payable                  850
                    Net proceeds from issuance of common stock                  2,877            5,880
                                                                             --------         --------
                                Net cash from financing activities              2,827            4,616
                                                                             --------         --------

                 Net increase (decrease) in cash                                  106               41
                 Cash, beginning of period                                        291               75
                                                                             --------         --------
                 Cash, end of period                                      $      397       $       116
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

NOTE 2.  GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2000, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which raise substantial doubt about its ability to continue as a going concern. The Company's losses have resulted primarily from an inability to achieve product sales and contract revenue targets due to insufficient working capital. ITEC's ability to continue operations will depend on positive cash flow, if any, from future operations and on the Company's ability to raise additional funds through equity or debt financing. The Company has cut back and/or discontinued some of its operations and, if it is unable to raise or obtain needed funding, the Company may be forced to discontinue operations generally.

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

NOTE 4.  INVENTORIES

                                              DECEMBER 31,       JUNE 30,
                                                  2000             2000
     Inventories

         Materials and supplies             $         50     $          87
         Finished goods                              108               116
                                                 -------         ---------
                                             $       158      $        203
                                                 =======          ========

NOTE 5.  CONVERTIBLE NOTES PAYABLE

On December 12, 2000, the Company entered into a Convertible Note Purchase Agreement with Amro International, S.A., Balmore Funds, S.A. and Celeste Trust Reg. Pursuant to this agreement, the registrant sold to each of the purchasers convertible promissory notes in the aggregate principal amount of $850,000 bearing interest at the rate of eight percent (8%) per annum, due December 12, 2003, each convertible into shares of the registrant's common stock. Interest shall be payable, at the option of the purchasers, in cash or shares of common stock. At any time after the issuance of the notes, each note is convertible into such number of shares of common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note as of the date of conversion by (b) the lesser of (x) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days prior to December 12, 2000 and (y) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days having the lowest closing bid prices during the thirty (30) trading days prior to the conversion date.

Additionally, the registrant issued a warrant to each of the purchasers to purchase a number of shares of the registrant's common stock at an exercise price equal to $.0887 per share. The purchasers may exercise the warrants through December 12, 2005.

NOTE 6.  BUSINESS ACQUISITION

Effective December 1, 2000, the Company acquired all of the outstanding shares of Eduadvantage.com in exchange for 3,500,000 of the Company's common stock. Eduadvantage.com is a California corporation that is primarily engaged in a web-based business. The acquisition has been accounted for as a purchase transaction. The following summarized the net assets acquired:

     Assets
       Receivables                                                  $  79
       Equipment                                                        3
       Goodwill                                                       686
                                                                    -----
                                                                      768

     Less assumption of liabilities                                  (495)
                                                                    -----
     Net assets acquired                                             $273
                                                                     ====

During the quarter ended December 31, 2000, the Company also acquired the rights to certain software in exchange for 1,200,000 shares of its common stock.

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

         Additionally,   the  Company  has  been  pursuing   certain   strategic
acquisitions in order to grow its revenues and to pursue new opportunities for revenues and profits.

         In December, 2000, the Company acquired all of the outstanding shares of Eduadvantage.com in exchange for shares of the Company's common stock (See
Note 6 of the Notes to the Consolidated Financial Statements). Eduadvantage.com is primarily engaged in an Internet business selling educations software to institutions, businesses, and end-users. As part of this transaction, the Company also acquired the rights to certain proprietary software. This acquisition furthers the Company's objective to develop and support e-commerce strategies, which also includes the Company's Dealseekers.com unit, which the Company hopes to re-launch later this year. Eduadvantage provides ITEC a vehicle to distribute ITEC products, along with EduAdvantage.com's current products for accounting, desktop publishing, tax software, and virus detection. The acquisition is expected to provide ITEC with incremental revenues.

         In November, 2000, ITEC entered into an agreement to acquire a majority interest in Quality Photographic Imaging (formerly known as Quick Pix, Inc.) ("QPI") (OTC: QPIX). QPI was established in 1982 and is a leading visual marketing support firm, located in Southern California. The company provides a spectrum of services to produce final color visuals, both digital and photographic. QPI is a total visual marketing support company servicing a wide range of varied clientele. The acquisition requires QPI shareholder approval, which is pending.

         In December, 2000, ITEC signed a definitive agreement to purchase 75 percent of the stock of Pen Interconnect, Inc. (OTC Bulletin Board: PENC -
news), Irvine, Calif. Two ITEC business units, EduAdvantage.com and Dealseekers.com, will be combined into Pen Interconnect to create a publicly traded e-commerce company. The agreement is contingent on Pen Interconnect resolving certain judgments, liens and vendor debts and obtaining shareholder approval, prior to the closing, which is anticipated in the next 60 days.

         To successfully execute its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. At December 30, 2000, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which continue to raise substantial doubt about its ability to continue as a going concern.

         The Company needs to raise additional funds to operate its business and has been actively pursuing solutions to its liquidity difficulties. To help address these needs, on December 12, 2000, ITEC entered into a Convertible Note Purchase Agreement with several investors for $850,000. Additionally, the Company issued a warrant to each of the purchasers to purchase a number of shares of the registrant's common stock at an exercise price equal to $.0887 per share.

         The Company has also engaged a financial advisor to assist with additional fund raising efforts and to help identify merger and acquisition candidates. There can be no assurance, however, that the Company will be able to obtain additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company will be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "Liquidity and Capital Resources" and "Risks and Uncertainties -- Future Capital Needs."

RESULTS OF OPERATIONS NET REVENUES

         Revenues were $1 million and $309 thousand for the three month period ended December 31, 2000 and 1999, respectively, as increase of 227%. Sales of products were $556 thousand and $61 thousand for the three month period ended December 31, 2000 and 1999, respectively, an increase of 811%. Revenues were $1.8 million and $1.4 million for the six month period ended December 31, 2000 and 1999, respectively, an increase of 36%. Sales of products were $1.2 million and $1 million for the six month period ended December 31, 2000 and 1999, respectively, and increase of 21%. The increase in product sales from the reported periods of 1999 to 2000 was due to an overall increase in the sales activities of the Company since the court-appointed operational receiver was relieved in July, 2000. However, the Company's lack of sufficient working capital has had, and may continue to have a negative adverse effect on printer product sales in particular, and overall revenues in general.

         Licensing fees and royalties were $455 thousand and $248 thousand for the three month period ended December 31, 2000 and 1999 respectively, an increase of 79%. For the six month period ended December 31, 2000 and 1999, respectively, licensing fees and royalties were $632 thousand and $336 thousand, respectively, an increase of 88%. Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using ITEC technologies. These revenues, however, are expected to decline in the future due to the Company's focus on product sales and the operations of the Company's e-commerce businesses as opposed to technology licensing activities.

COST OF PRODUCTS SOLD

         Cost of products sold were $481 thousand (87% of product sales) and $904 thousand (1,481% of product sales) for the period ended December 31, 2000 and 1999, respectively. The increase in margins is primarily due to the absence of the liquidation policies of the court-appointed operational receiver, who was relieved in July, 1999. While the Company expects to improve its margins moving forward, there remain certain challenges related to profitability of its printer products, for which the Company typically outsources its manufacturing. Management hopes to increase margins through more efficient outsourcing for parts and manufacturing, and improving the Company's product mix in favor of higher margin software products.

         For the six month period ended December 31, 2000 and 1999, cost of products sold were $924 thousand (76% of product sales) and $1.6 million, or 160% of product sales, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three month period ended December 31, 2000 and 1999, respectively, were $1.7 million and $1.5 million. Selling, general and administrative expenses for the six month period ended December 31, 2000 and 1999, respectively, were $4 million and $4.9 million. Selling, general and administrative expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services. For the three month period ended December 31, the selling, general, and administrative expenses have increased $172 thousand (11%) due primarily to reserves for certain account receivable. However, for the six month period ended December 31, 2000 and 1999, the Company has reduced selling, general, and administrative expenses $855 thousand (17%) due primarily to the elimination of costs associated with the court-appointed operational receiver, who was relieved in July 2000.

COST OF ENGINEERING

         Engineering costs, including costs of research and development, were $217 thousand and $979 thousand for the quarters ended December 31, 2000 and 1999, respectively; a decrease of $762 thousand (78%). For the six month period ended December 31, 2000 and 1999, respectively, engineering costs were $456 thousand and $1.6 million; a decrease of $1.1 million (72%). The Company had been reducing its engineering and licensing activities and has re-directed engineering costs toward the development and support of the Company's branded products, including printers and associated digital imaging products.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities.

         As a result of some of the Company's financing activities, there has been a significant increase in the number of issued and outstanding shares. During the three months period ended December 31 2000, the Company issued an additional 13 million shares. During the six month period ended December 31, 2000, the Company issued an additional 17 million shares. These shares of common stock were issued for raising capital due to private placements and for corporate expenses in lieu of cash.

         As of December 31, 2000, the Company had negative working capital of $14.4 million, an increase of approximately $100 thousand (1%) in working capital as compared to June 30, 1999.

         Net cash used in operating activities decreased 39% to $2.8 million during the six month period ended December 31, 2000, from $4.6 million during the year-earlier period, due primarily to a 43% decrease in the Company's net loss during the period.

         Net cash from investing activities was $60 thousand during the six month period ended December 31, 2000. There was no such activity in the corresponding six month period in the prior year. The difference was due primarily to prepaid expenses and capital expenditures in the period.

         Net cash from financing activities was $2.8 million for the six month period ended December 31, 2000, a decrease of $1.8 million or 39%. The decrease is due primarily to a reduction in proceeds from the sale of common stock, because the trading price of the Company's common stock fell substantially during the period.

         The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at December 31, 2000, was approximately $646 thousand.

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

RISKS AND UNCERTAINTIES

NEED FOR FUTURE CAPITAL

         ITEC's business has not been profitable in the recent past and it may not be profitable in the future. The Company may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside its control. See "Potential Fluctuation in Our Quarterly Performance." The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company will need additional funds. ITEC may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed. Even if funds are available, the terms under which the funds are available may not be acceptable to the Company. Insufficient funds may require the delay, reduction, or elimination of some or all of the Company's planned activities. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

RELIANCE ON INDIRECT DISTRIBUTION

         ITEC products are marketed and sold through an established distribution channel of value added resellers, manufacturers' representatives, retail vendors, and systems integrators. The Company has a network of dealers and distributors in the United States and Canada, in the European Community and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. The Company supports its worldwide distribution network and end-user customers through centralized manufacturing, distribution, and repair operations headquartered in San Diego. As of December 31, 2000, the Company directly employed fifteen individuals involved in marketing and sales activities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against the Company and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on the Company. A motion to dismiss the lawsuit has been filed on behalf of the Company and those individual defendants that have been served. The Court will consider the motion at a hearing scheduled for February 12, 2001. The Company believes these claims are without merit and intends to vigorously defend against them on its own behalf as well as on behalf of the other defendants.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         10(a) Agreement to Acquire Shares, dated December 1, 2000, between ITEC and Quik Pix, Inc.

         10(b) Agreement to Acquire Shares, dated December 17, 2000, between ITEC and Pen Interconnect, Inc.

         10(c) Share Purchase Agreement, dated December 1, 2000, between ITEC and EdAdvantage.com, Inc.

         27       Financial Data Schedule

         Reports on Form 8-K

         The Company filed a report on Form 8-K dated December 13, 2000, related
to  the  placement  of  a  Convertible   Note  Purchase   Agreement   with  Amro
International, S.A., Balmore Funds, S.A., and Celeste Trust Reg.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 2, 2001

IMAGING TECHNOLOGIES CORPORATION (Registrant)


By: /s/  BRIAN BONAR
--------------------
Brian Bonar
Chief Executive Officer
and Chairman of the Board of Directors




By: /s/  SCOTT KIEFER
---------------------
Scott Kiefer
Principal Financial and Accounting Officer