Form 10-Q
period 2001-03-31
IMAGING TECHNOLOGIES CORP/CA
filed 2001-05-15
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of May 14, 2001, was 160,132,065.

                                              TABLE OF CONTENTS

                                                                                                                       Page

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets - March 31, 2001 (unaudited) and June 30, 2000 (audited)................................3
     Consolidated Statements of Operations  - 3 months ended March 31, 2001 and 2000 (unaudited).........................4
     Consolidated Statements of Operations  - 9 months ended March 31, 2001 and 2000 (unaudited).........................5
     Consolidated Statements of Cash Flows - 9 months ended March 31, 2001 and 2000 (unaudited)..........................6
     Notes to Consolidated Financial Statements..........................................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.....................................................................................9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................................................................17
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................................17
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................................17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................17
ITEM 5.  OTHER INFORMATION..............................................................................................17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................................17
SIGNATURES .............................................................................................................18


PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                             IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   ASSETS

                                                                                MARCH 31,         JUNE 30,
                                                                                    2000             2000
        Current assets
             Cash                                                               $    275         $    291
             Accounts receivable, net                                                196              175
             Inventories                                                             156              203
             Prepaid expenses and other                                              376              333
                                                                           -------------    -------------
                  Total current assets                                             1,003            1,002

        Property and equipment, net                                                  623              531
        Goodwill                                                                     674                -
        Other                                                                          -              150
                                                                           -------------    -------------

                                                                           $       2,300    $       1,683
                                                                              ==========       ==========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities
             Borrowings under bank note payable                                $   4,265        $   5,765
             Short-term debt                                                       2,563            2,563
             Accounts payable                                                      6,539            5,378
             Current portion, long-term debt                                         175                -
             Accrued expenses                                                      1,863            1,828
                                                                           -------------    -------------
                  Total current liabilities                                       15,405           15,534

        Long-term debt                                                                 -                -
                                                                           -------------    -------------

        Stockholders' equity (deficit)
             Series A preferred stock, $1,000 par value, 7,500 shares
                authorized, 420.5 shares issued and outstanding                      420              420
             Common stock, $0.005 par value, 200,000,000 shares
                Authorized, 155,578,560 shares issued and outstanding                773              507
             Paid-in capital                                                      65,149           58,641
             Shareholder loans                                                      (105)            (105)
             Accumulated deficit                                                 (79,342)         (73,314)
                                                                           -------------    -------------
                  Total shareholders' equity (deficit)                           (13,105)         (13,851)
                                                                           -------------    -------------
                                                                           $       2,300    $       1,683
                                                                           =============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                        THREE MONTHS ENDED MARCH 31,
                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                                (UNAUDITED)

                                                         2001            2000
                                                         ----            ----
Revenues
   Sales of products                                 $  1,165          $  260
   Engineering fees                                         -             240
   Licenses and royalties                                  30             221
                                                  -----------     -----------
                                                        1,195             721
                                                  -----------     -----------
Costs and expenses
   Costs of products sold                               1,050             225
   Selling, general, and administrative                 1,559             822
   Cost of engineering fees                               223             508
                                                  -----------     -----------
                                                        2,832           1,555
                                                  -----------     -----------
                                                       (1,637)           (834)
Income (loss) from operations
Other expense
   Interest, net                                          (65)           (150)
   Restructuring                                            -          (1,362)
                                                  -----------     -----------
                                                          (65)         (1,512)
                                                  -----------     -----------

Income (loss) before income taxes                      (1,702)         (2,346)
Income tax expense                                          -               -
                                                  -----------     -----------
Net income (loss)                                 $    (1,702)    $    (2,346)
                                                  ===========     ===========

Earnings (loss) per common share
   Basic                                          $      (.01)    $      (.03)
                                                  ===========     ===========
   Diluted                                        $      (.01)    $      (.03)
                                                  ===========     ===========

Weighted avg. common shares - basic                   141,148          90,807
Weighted avg. common shares - diluted                 141,148          90,807

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31,
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                           2001            2000
                                                           ----            ----

Revenues
   Sales of products                                   $  2,381        $  1,261
   Engineering fees                                           -             265
   Licenses and royalties                                   662             557
                                                   ------------    ------------
                                                          3,043           2,083
                                                   ------------    ------------

Costs and expenses
   Costs of products sold                                 1,974           1,822
   Selling, general, and administrative                   5,631           5,749
   Cost of engineering fees                                 679           2,136
                                                   ------------    ------------
                                                          8,284           9,707
                                                   ------------    ------------
                                                         (5,241)         (7,624)
Income (loss) from operations
Other expense
   Interest, net                                           (787)           (329)
   Restructuring                                              -          (1,380)
                                                   ------------    ------------
                                                           (787)         (1,709)
                                                   ------------    ------------

Income (loss) before income taxes                        (6,028)         (9,333)
Income tax expense                                            -               -
                                                   ------------    ------------
Net income (loss)                                  $     (6,028)   $     (9,333)
                                                   ============    ============

Earnings (loss) per common share
   Basic                                           $       (.05)   $       (.10)
                                                   ============    ============
   Diluted                                         $       (.05)   $       (.10)
                                                   ============    ============

Weighted avg. common shares - basic                     119,045          90,807
Weighted avg. common shares - diluted                   119,045          90,807

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED DECEMBER 31,
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                 2001             2000
                 Cash flows from operating activities
                    Net income (loss)                                     $    (6,028)     $    (9,333)
                    Adjustments to reconcile net income (loss) to net
                      cash from operating activities
                        Depreciation and amortization                             252              579
                        Stock issued for services                                 871                -
                        Non-cash interest                                         364                -
                         Changes in operating assets and liabilities
                            Accounts receivable                                    58            1,704
                            Inventories                                            47              502
                            Prepaid expenses and other                            (43)             896
                            Accounts payable and accrued expenses                 701           (3,713)
                                                                          -----------      -----------
                                Net cash from operating activities             (3,778)          (6,722)

                 Cash flows from investing activities
                    Capital expenditures                                         (104)               -
                    Other                                                         150                -
                                                                          -----------      -----------
                                Net cash from investing activities                 46                -
                                                                          -----------      -----------

                 Cash flows from financing activities
                    Net borrowings under bank lines of credit                  (1,500)             377
                    Net borrowings under long-term notes payable                  850                -
                    Net proceeds from issuance of common stock                  4,366            6,971
                                                                          -----------      -----------

                                Net cash from financing activities              3,716            7,348
                                                                          -----------      -----------

                 Net increase (decrease) in cash                                  (16)             626
                 Cash, beginning of period                                        291               75
                                                                          -----------      -----------

                 Cash, end of period                                      $       275      $       701
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

NOTE 2. GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2001, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth which raise substantial doubt about its ability to continue as a going concern. The Company's losses have resulted primarily from an inability to achieve product sales and contract revenue targets due to insufficient working capital. ITEC's ability to continue operations will depend on positive cash flow, if any, from future operations and on the Company's ability to raise additional funds through equity or debt financing.

On August 20, 1999, at the request of Imperial Bank, the Company's primary lender, the Superior Court of San Diego appointed an operational receiver who took control of the Company's day-to-day operations on August 23, 1999. On June 21, 2000, in connection with a settlement agreement reached with Imperial Bank, the Superior Court of San Diego issued an order dismissing the operational receiver.

The Company has reestablished management control of its operations. In order to succeed with its strategic plan, the Company must obtain additional funds to provide adequate working capital and finance operations. The Company has engaged a financial advisor, i Capital Corporation of Irvine, California, to assist with additional fund raising efforts and to help identify merger and acquisition candidates. There can be no assurance, however, that the Company will be able to comply with the Imperial Bank settlement agreement, meet the conditions under the financing facility, or complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4.  INVENTORIES

                               MARCH 31, 2001          JUNE 30, 2000
                               ---------------         -------------

Inventories                   $             65      $             87
Finished goods                              91                   116
                              ----------------      ----------------
                              $            156      $            203
                              ================      ================

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

The beneficial conversion feature of the Notes Payable results in a non-cash interest expense of $364 thousand.

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

         The Company's business continues to experience short-term operational and liquidity challenges. Management continues to modify its strategic business plan in an effort to stabilize its operations and return to positive cash flow in the short-term, and profitability in the future. Accordingly, quarter-to-quarter financial comparisons may be of limited usefulness now and for the next several quarters due to ongoing changes in the Company's business.

         Historically, a portion of the Company's income was derived from non-recurring engineering fees and royalty income from a relatively small number of original equipment manufacturing ("OEM") customers. Over the past several years, the Company has experienced shortfalls in income as a result of engineering contracts with OEM manufacturers for products that were never completed by the OEM, were never introduced into the market and shipped, or were cancelled by the customer before ITEC completed the deliverables portion of the contract. Failure of these OEMs to achieve significant sales of products incorporating the Company's technology and fluctuations in the timing and volume of such sales had a materially adverse effect on the Company.

         The Company's current strategy is to turn away from the uncertainties of providing engineering services to OEM customers, which rely on a future revenue stream, to that of selling products. The Company intends to continue to develop its target markets and to pursue clearly defined commercial market opportunities in order to leverage its core technologies.

         Additionally, the Company has been pursuing certain strategic acquisitions in order to grow its revenues and to pursue new opportunities for revenues and profits.

         In December 2000, the Company acquired Eduadvantage.com, which is primarily engaged in sales of educational software to institutions, businesses, and end-users via the Internet. As part of acquisition, the Company also acquired the rights to certain proprietary software to process transactions on the Internet. The Eduadvantage acquisition is expected to advance the Company's objective to develop and support e-commerce strategies, including the future launch of Dealseekers.com. Eduadvantage also provides the Company a vehicle to distribute certain ITEC products, along with EduAdvantage.com's current software products for accounting, desktop publishing, tax software, and virus detection.

         In November 2000, ITEC entered into an agreement to acquire a majority interest in Quality Photographic Imaging (formerly known as Quick Pix, Inc.) ("QPI") (OTC: QPIX). QPI was established in 1982 and is a leading visual marketing support firm, located in Southern California. The company provides a spectrum of services to produce final color visuals, both digital and photographic. QPI is a total visual marketing support company servicing a wide range of varied clientele. Under the terms of the acquisition agreement, ITEC will assume certain debts of QPI in the approximate amount of $1.3 million. The acquisition requires QPI shareholder approval, which is pending.

         In December 2000, ITEC signed a definitive agreement to purchase a majority interest in Pen Interconnect, Inc., Irvine, Calif. However, the acquisition was terminated in February 2000.

         To successfully execute its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. At March 31, 2001, and for the three months then ended, the Company had a net loss, negative working capital, and a decline in net worth, which continue to raise substantial doubt about its ability to continue as a going concern.

         The Company needs to raise additional funds to operate its business and has been actively pursuing solutions to its liquidity difficulties. To help address these needs, on December 12, 2000, ITEC entered into a Convertible Note Purchase Agreement with several investors for $850,000. Additionally, the Company issued a warrant to each of the purchasers to purchase an aggregate of 150,443 shares of the registrant's common stock at an exercise price equal to $.0887 per share. (Also see Note 5 to the Consolidated Financial Statements.)

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

RESULTS OF OPERATIONS NET REVENUES

         Revenues were $1.2 million and $721 thousand for the three-month period ended March 31, 2001 and 2000, respectively, as increase of 65%. Sales of products were $1.2 million and $260 thousand for the three month period ended March 31, 2001 and 2000, respectively, an increase of 248%.

         For the nine-month period ended March 31, 2001 and 2000, respectively, revenues were $3.04 million and $2.08 million, an increase of 46%. Sales of products were $2.4 million and $1.3 million for the nine-month period ended March 31, 2001 and 2000, respectively, and increase of 89%. The increase in product sales from the reported periods of 2000 to 2001 was due to an overall increase in the sales activities of the Company since the court-appointed operational receiver was relieved in July 2000. However, the Company's lack of sufficient working capital has had, and may continue to have, a negative adverse effect on printer product sales in particular, and overall revenues in general.

         Licensing fees and royalties were $30 thousand and $221 thousand for the three-month period ended March 31, 2001 and 2000 respectively, a decrease of 86%. For the nine-month period ended March 31, 2001 and 2000, respectively, licensing fees and royalties were $662 thousand and $557 thousand, respectively, an increase of 19%. Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using ITEC technologies. These revenues, however, are expected to decline in the future due to the Company's focus on product sales and the operations of the Company's e-commerce businesses as opposed to technology licensing activities.

COST OF PRODUCTS SOLD

         Cost of products sold were $1.05 million (90% of product sales) and $225 thousand (87% of product sales) for the three-month period ended March 31, 2001 and 2000, respectively. The decrease in margins is primarily due to the sale of some end-of-life products at substantial discounts. While the Company expects to improve its margins moving forward, there remain certain challenges related to profitability of its printer products, for which the Company typically out-sources its manufacturing. Management hopes to increase margins through more efficient outsourcing for parts and manufacturing, and improving the Company's product mix in favor of higher margin software products.

         For the nine-month period ended March 31, 2001 and 2000, cost of products sold were $1.97 million (83% of product sales) and $1.82 million (144% of product sales), respectively. The increase in overall margins in the nine-month comparative periods relate to the departure, in June 2000, of the court-appointed operational receiver who, in order to recover the maximum amount of money from the Company, sold some of the Company's products at or below cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services.

         Selling, general and administrative expenses for the three-month period ended March 31, 2001 and 2000, respectively, were $1.6 million and $822 thousand. In the current three-month period, selling, general, and administrative expenses increased $737 thousand (90%) from the year-earlier quarter. The increase was due primarily to settlements of legal matters.

         Selling, general and administrative expenses for the nine-month period ended March 31, 2001 and 2000, respectively, were $5.6 million and $5.7 million. In the current nine-month period, the Company reduced selling, general, and administrative expenses $118 thousand (2%) due primarily to staff reductions, which were offset, in part, by the settlement of certain legal matters.

COSTS OF RESEARCH AND DEVELOPMENT

         Costs of research and development were $223 thousand and $508 thousand for the quarters ended March 31, 2001 and 2000, respectively; a decrease of $285 thousand (56%). For the nine-month period ended March 31, 2001 and 2000, respectively, research and development costs were $679 thousand and $2.1 million, a decrease of $1.5 million (68%). Over the past year, the Company had been reducing its engineering and licensing activities and has re-directed research and development costs toward the development and support of the Company's branded products, including printers and associated digital imaging products.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities.

         As a result of some of the Company's financing activities, there has been a significant increase in the number of issued and outstanding shares. During the three-month period ended March 31, 2001, the Company issued an additional 37 million shares. During the nine-month period ended March 31, 2001, the Company issued an additional 53 million shares. These shares of common stock were issued for raising capital due to private placements and for corporate expenses in lieu of cash.

         As of March 31, 2001, the Company had negative working capital of $14.4, an increase of approximately $130 thousand (1%) in working capital as compared to June 30, 2000.

         Net cash used in operating activities decreased 44% to $3.8 million during the nine-month period ended March 31, 2001, from $6.7 million during the year-earlier period, due primarily to a $3.3 million (35%) decrease in the Company's net loss during the period.

         Net cash from investing activities was $46 thousand during the nine-month period ended March 31, 2001. There was no such activity in the corresponding nine-month period in the prior year. The difference was due primarily to increased capital expenditures in the period.

         Net cash from financing activities was $3.7 million for the nine-month period ended March 31, 2001, a decrease of $3.6 million or 49%. The decrease is due primarily to a reduction in proceeds from the sale of common stock, because the trading price of the Company's common stock fell substantially during the period.

         The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at March 31, 2001, was approximately $646 thousand.

         The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products, the scope and success of the Company's product development efforts, the resources the Company devotes to marketing and selling its products, and other factors. The report of the Company's independent auditors accompanying the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. (Also see Note 2 to the Consolidated Financial Statements.)

RISKS AND UNCERTAINTIES

THE COMPANY NEEDS ADDITIONAL CAPITAL

         ITEC's business has not been profitable in the recent past and it may not be profitable in the future. The Company may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside its control. See "Potential Fluctuation in ITEC's Quarterly Performance." The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company will need additional funds. ITEC may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed. Even if funds are available, the terms under which the funds are available may not be acceptable to the Company. Insufficient funds may require the delay, reduction, or elimination of some or all of the Company's planned activities. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

POTENTIAL FLUCTUATION IN ITEC'S QUARTERLY PERFORMANCE

         Quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a material adverse effect on the Company's results of operations. The factors include: the timing of product announcements and subsequent introductions of new or enhanced products by the Company and by our competitors, the availability and cost of components, the timing and mix of shipments of the Company's products, the market acceptance of new products, seasonality, currency fluctuations, changes in the Company's prices and in the Company's competitors' prices, price protection offered to distributors and OEMs for product price reductions, the timing of expenditures for staffing and related support costs, the extent and success of advertising, research and development expenditures, and changes in general economic conditions.

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

ITEC IS IN A HIGHLY COMPETITIVE INDUSTRY

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

OUR MARKET IS CHARACTERIZED BY SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE

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

         Furthermore, the markets for ITEC products are relatively new and are still developing. Management believes that there has been growing market acceptance for color printers, color management software and supplies. The Company cannot be certain, however, that these markets will continue to grow. Other technologies are constantly evolving and improving. The Company cannot be certain that products based on these other technologies will not have a material adverse effect on the demand for its products.

WE ARE HIGHLY DEPENDENT UPON OUTSIDE SUPPLIERS

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

RISKS RELATED TO ACQUISITIONS

         In order to grow our business, the Company has been active in acquiring businesses that management believes are complementary. We continue to pursue other strategic acquisitions. To successfully implement this strategy, the Company must identify suitable acquisition candidates, acquire these candidates on acceptable terms, integrate their operations and technology successfully with the Company, retain existing customers and maintain the goodwill of the acquired business. The Company may fail in its efforts to implement one or more of these tasks. Moreover, in pursuing acquisition opportunities, the Company may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than those of the Company. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Overall financial performance will be materially and adversely affected if the Company is unable to manage internal or acquisition-based growth effectively.

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

THE COMPANY IS DEPENDENT ON KEY PERSONNEL

         The success of the Company is dependent, in part, upon its ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and the Company will be adversely affected if it is unable to attract additional key employees or if it loses one or more key employees. The Company may not be able to retain its key personnel.

COMPONENTS AVAILABILITY AND COST; DEPENDENCE ON SINGLE SOURCES

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

POSSIBILITY OF CHALLENGE TO ITEC PRODUCTS OR OUR INTELLECTUAL PROPERTY RIGHTS

         The Company currently holds no patents. The Company's software products, hardware designs, and circuit layouts are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by its software, hardware designs or the integration of the two. The Company protects its software source code as trade secrets and makes its proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. In some product hardware designs, the Company has developed application-specific integrated circuits (ASICs), which encapsulate proprietary technology and are installed on the circuit board. This can serve to significantly reduce the risk of duplication by competitors, but in no way ensures that a competitor will be unable to replicate a feature or the benefit in a similar product.

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

ITEC IS HIGHLY DEPENDENT ON EXPORT SALES

         The Company intends to pursue international markets as key avenues for growth and to increase the percentage of sales generated in international markets. In the Company's past few fiscal years, sales outside the United States represented a significant amount of its net sales. The Company expects sales outside the United States to continue to represent a significant portion of its sales. As the Company continues to expand its international sales and operations, the business and overall financial performance may be adversely affected by factors such as those described under "Risks Associated with International Operations."

ITEC RELIES HEAVILY ON INDIRECT DISTRIBUTION

         ITEC products are marketed and sold through an established distribution channel of value added resellers, manufacturers' representatives, retail vendors, and systems integrators. The Company has a network of dealers and distributors in the United States and Canada, in the European Community and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. The Company supports its worldwide distribution network and end-user customers through centralized manufacturing, distribution, and repair operations headquartered in San Diego. As of March 31, 2001, the Company directly employed fifteen individuals involved in marketing and sales activities.

         Sales are principally made through distributors, which may carry competing product lines. These distributors could reduce or discontinue sales of ITEC products, which could materially and adversely affect the Company. These independent distributors may not devote the resources necessary to provide effective sales and marketing support of ITEC products. In addition, the Company is dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting the Company's markets. Management believes that the future growth and success of the Company will continue to depend in large part upon its distribution channels. The business could be materially and adversely affected if the Company's distributors fail to pay amounts to the Company that exceed reserves it has established. To expand its distribution channels, the Company has entered into select private-label arrangements that allow it to address specific market segments or geographic areas. To prevent inventory write-downs in the event that these customers do not purchase products as anticipated, the Company may need to convert such products to make them salable to other customers.

ITEC'S STOCK PRICE IS VOLATILE

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

ITEC HAS NOT PAID ANY DIVIDENDS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. A motion to dismiss the lawsuit was granted on February 16, 2001 on our behalf and those individual defendants that have been served. However, on or about March 19, 2001, an amended complaint was filed on behalf of Nahid Nazarian Behfarin, Peter Cook, Stephen Domagala and Michael S. Taylor, on behalf of themselves and others similarly situated. On or about March 20, 2001, we once again filed a motion to dismiss the case along with certain other individual defendants. The motion is pending. We believe these claims are without merit and we intend to vigorously defend against them on our behalf as well as on behalf of the other defendants. The defense of this action has been tendered to our insurance carriers.

         Throughout fiscal 1999, 2000 and 2001, and through the date of this filing, approximately 50 trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3 million. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars. Should we be required to pay the full amount demanded in each of these claims and lawsuits, we may have to cease our operations. However, to date, the superior security interest held by Imperial Bank has prevented nearly all of these trade creditors from collecting on their judgments.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a)     Exhibits:

 (b)     Reports on Form 8-K:

         On January 19, 2001, the Company filed a report on Form 8-K related to a Convertible Note Purchase Agreement with Amro International, et.al. (Also see
Note 5 to the Consolidated Financial Statements in this report on Form 10-Q.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001

IMAGING TECHNOLOGIES CORPORATION (Registrant)


By: /s/  BRIAN BONAR
--------------------------
Brian Bonar
Chief Executive Officer


By: /S/ CHRISTOPHER W. MCKEE
-----------------------------------
Acting Principal Accounting Officer