Form 10-K
period 2001-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 2001-10-12
CIK 725394

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   |X|ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                           COMMISSION FILE NO. 0-12641
================================================================================


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

                         COMMON STOCK, $0.005 PAR VALUE

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

At October 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,446,119 based on the last trade price as reported on the NASD Electronic Bulletin Board. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At October 1, 2001, there were 173,165,565 shares of the registrant's Common Stock, $0.005 par value, issued and outstanding.

FORWARD LOOKING STATEMENTS

================================================================================
In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risks and Uncertainties." References in this Annual Report on Form 10-K to "ITEC" and the "Company" are to Imaging Technologies Corporation and its wholly-owned direct and indirect subsidiaries, Personal Computer Products, Incorporated, a California corporation (PCPI), Prima, Inc., a California corporation, McMican Corporation, a California corporation, NewGen Imaging Systems, Inc., a California corporation (NewGen), Color Solutions, Inc, a California corporation (CSI), ITEC Europe, Ltd., formed under the laws of the United Kingdom, (ITEC Europe), DealSeekers.com, Inc. , a Delaware corporation (71.4% owned), and EduAdvantage.com, Inc., a California Corporation.

PART I
================================================================================

ITEM 1.

BUSINESS
--------

         Imaging Technologies Corporation (OTCBB: ITEC) ("ITEC" or "the Company") was incorporated in March 1982 under the laws of the State of California, and reincorporated in May 1983 under the laws of the State of Delaware. The Company's principal executive offices are located at 15175 Innovation Drive, San Diego, CA 92128. The Company's main phone number is (858) 613-1300.

         ITEC distributes high-quality digital imaging solutions and color management software products for use in graphics, publishing, digital photography, and other business and technical markets. In the 1980's, ITEC began the development of core technologies related to the design and development of controllers for non-impact printers and multifunction peripheral devices, such as copiers, scanners, and facsimile machines. During the past few years, the Company has expanded its product offerings to software to improve the accuracy of color reproduction. However, the Company has suspended the development and manufacture of its own, branded printers and controllers.

         ITEC's ColorBlind(R) color management software is a suite of applications, utilities and tools designed to create, edit, and apply industry standard International Color Consortium ("ICC") profiles that produce accurate color rendering across a wide range of peripheral devices.

MARKET OVERVIEW
---------------

         ITEC's principal markets encompass desktop digital imaging and printing. The Company's primary market segment is image management to enhance the function of printers and/or digital copiers. The Company provides a variety of technical solutions and products to meet the changing needs of this market, including printers, plotters, copiers, and software.

         Various underlying industries may have a direct impact on ITEC's market potential. For example, according to the Gartner Group, in 1999 5.4 million of the 103 million households in the United States currently had a digital camera with an estimated 12.7 million U.S. households planning on having a digital camera by the end of that year. Worldwide digital camera shipments exceeded 6.5 million units in 1999, and will increase dramatically to 41.6 million by 2004, according to International Data Corp.

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

         ITEC is working to deliver solutions that meet current and future demands of the imaging markets.

BUSINESS STRATEGY
-----------------

         The Company's objective is to be a global market leader in digital imaging by delivering higher-quality, easy-to-use products and technology. ITEC is focused on continuing to provide advanced integrated digital imaging solutions.

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

         ITEC's ColorBlind Color management software is a pre-packaged suite of applications, utilities, and tools that allow users to precisely create ICC profiles for each device in the color workflow including scanners, monitors, digital cameras, printers, and other specialized digital color input and output devices. Once profiled, ColorBlind balances these profiles to produce accurate, consistent, and reliable color rendering from input to output.

         In order to advance "ColorBlind Aware" as an industry standard, ITEC actively encourages printer, scanner, and monitor manufacturers to integrate ColorBlind into product designs. ColorBlind software is sold as a stand-alone application or licensed to OEM's for resale to be bundled with peripheral devices.

          ITEC has launched an Internet site, COLOR.COM, as a resource center to provide information on the highest quality correct color. This site allows consumers to purchase ITEC products, including ColorBlind software. This ITEC web site also serves as a resource center for color imaging, with information including white papers on color imaging and management, links to color consultants and experts, and products.

PRINTERS, PLOTTERS, COPIERS AND ACCESSORIES

         ITEC sells printer, plotters, copiers, and other imaging products to end-users and distributors. These product lines have been developed and manufactured by other companies. The products provide high performance, enhanced image quality, and advanced page processing. The Company's product strategy is to provide value-added imaging products that meet the more exacting requirements of specialized segments of the market.

         ITEC sells its products to end-users and to a distribution channel of value-added resellers (VARs), retail vendors, and systems integrators.

E-COMMERCE

         ITEC intends to expand its channels of distribution on the Internet. The Company began this initiative in late 2000 when it purchased EduAdvantage.com (including its Softw4U.com operations) in order to have the necessary technical and support infrastructure. EduAdvantage.com sells computer software and hardware products that are deeply discounted by the manufacturers to be sold only to students and teachers. In addition, EduAdvantage.com sells computers and software to any commercial buyer via its Soft4U Website. The Company plans to sell printers and associated supplies through its Dealseekers.com site. Dealseekers may be expanded to include manufacturers' special offered products such as refurbished and /or end of life products. The Company plans to utilize its COLOR.COM website as an Internet reseller of color management software, instruments, and training books.

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

OPERATIONS
----------

         ITEC's consolidated corporate headquarters facility houses all of ITEC's U.S. operations. The Company's 21,000 square foot headquarters facilities house all of the Company's engineering, sales and marketing, customer support, accounting, production, and warehousing departments. In addition, ITEC's DealSeekers.com and Color.com Internet e-Commerce operations are managed from this location.

         ITEC has organized the company into two groups: (1) imaging solutions, including software products and accessories; and (2) e-commerce.

IMAGING PRODUCTS

         The imaging products group provides a range of digital color and monochrome printer products for publishing markets; and advanced, multi-function office equipment, including copiers.

         The Company markets products direct to major accounts, and to a distribution channel of value-added resellers (VARS) and systems integrators. The Company sells to dealers and distributors in the United States, Canada, Europe, Latin America, and Asia. The Company expects export sales to continue to represent a significant portion of its sales.

         ITEC supports its distributor network and end-user customers through centralized distribution and operations center at the Company's San Diego headquarters.

SOFTWARE PRODUCTS

         ITEC's software products group produces ColorBlind Color Management software. ColorBlind is an award-winning suite of applications that produce accurate color rendering across a wide range of peripheral devices.

         ColorBlind software is sold as a pre-packaged, off-the shelf application. Additionally, the software is licensed to certain OEM customers who may add ColorBlind features and functions to existing peripheral products such as printers, plotters, and monitors.

         ITEC has expanded its operations internationally by establishing product development and ColorBlind software distribution contracts in China and Japan. Additionally, the Company has distribution agreements in Germany, England, Australia, South Korea, and Singapore.

         ITEC has begun to introduce new versions of its ColorBlind family of products to provide full support to the latest Apple(R) Macintosh(R) technologies, including the OS9 operating system for the G4 PowerMac(R), as well as support for USB devices.

E-COMMERCE

         ITEC's e-commerce group consists of EDUADVANTAGE.COM, INC., a wholly owned subsidiary of ITEC, which was acquired in fiscal 2001. EduAdvantage sells education and productivity software to educational institutions. A second web site, SOFTWARE4U is operated to sell these products to end-users.

         DEALSEEKERS.COM, is expected to be re-launched in the forthcoming fiscal year. It is intended as an interactive Internet catalog showroom that features thousands of digital imaging products, including consumable products (toner, ink, and paper) for printers and copiers. The site will partner with manufacturers and other market makers, offering them a single source for the efficient and orderly liquidation of excess and previous-version inventory. The printer consumables market represents an estimated $450 billion a year industry.

MANUFACTURING, PRODUCTION, AND SOURCES OF SUPPLY
------------------------------------------------

         ITEC has outsourced nearly all of its manufacturing. In June 2001, the Company suspended manufacturing of ITEC-branded products. The Company will continue to manufacture its software products in-house and through selected outside vendors. Also see "Risks and Uncertainties."

RESEARCH AND DEVELOPMENT
------------------------

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

INTELLECTUAL PROPERTY
---------------------

         ITEC's software products, hardware designs, and circuit layouts are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by the Company's software, hardware designs or the integration of the two. The Company protects its software source code as trade secrets and makes its Company proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. The Company currently holds no patents. Technology products exist in a rapidly changing business environment. Consequently, the Company believes the effectiveness of patents, trade secrets, and copyright protection are less important in influencing long term success than the experience of the Company's employees and its contractual relationships.

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

PERSONNEL
---------

         ITEC employed a total of 52 individuals worldwide as of June 30, 2001. Of this number, 30 were involved in sales, marketing, corporate administration and finance, and 22 were in engineering, research and development, and technical support. There is no union representation for any of ITEC's employees.

RISKS AND UNCERTAINTIES
-----------------------

         IF WE ARE UNABLE TO SECURE FUTURE CAPITAL, WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS. Our business has not been profitable in the past and it may not be profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. See "Potential Fluctuation in Our Quarterly Performance." The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

         To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

         IF OUR QUARTERLY PERFORMANCE CONTINUES TO FLUCTUATE, IT MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS. Our quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a negative impact on our results of operations. The factors include: the timing of product announcements and subsequent introductions of new or enhanced products by us and by our competitors, the availability and cost of products and/or components, the timing and mix of shipments of our products, the market acceptance of our new products, the availability of leasing or other purchase financing for our customers, seasonality, currency fluctuations, changes in our prices and in our competitors' prices, price protection offered to distributors and OEMs for product price reductions, the timing of expenditures for staffing and related support costs, the extent and success of advertising, research and development expenditures, and changes in general economic conditions.

         We may experience significant quarterly fluctuations in revenues and operating expenses as we introduce new products. In addition, our component purchases, production and spending levels are based upon our forecast of future demand for our products. Accordingly, any inaccuracy in our forecasts could adversely affect our financial condition and results of operations. Demand for our products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. Our failure to complete shipments during a quarter could have a material adverse effect on our results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period.

         SINCE OUR COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO, WE MAY EXPERIENCE A REDUCTION IN MARKET SHARE AND REVENUES. The markets for our products are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of product introductions by us and by our competitors, the selling prices of our products and of our competitors' products, the performance of our products and of our competitors' products, product distribution by us and by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support offered by us and by our competitors.

         A key element of our strategy is to provide competitively priced, quality products. We cannot be certain that our products will continue to be competitively priced. We have reduced prices on certain of our products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in product costs, will reduce our gross margins and may adversely affect our financial condition and results of operations.

         IF WE ARE UNABLE TO DEVELOP AND/OR ACQUIRE NEW PRODUCTS IN A TIMELY MANNER, WE MAY EXPERIENCE A SIGNIFICANT DECLINE IN SALES AND REVENUES, WHICH MAY HURT OUR ABILITY TO CONTINUE OPERATIONS. The markets for our products are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in product selling prices due to competitive pressures over the life of a product are common. Our future success will depend on our ability to continue to develop new versions of our ColorBlind software, and to acquire competitive products from other manufacturers. We monitor new technology developments and coordinate with suppliers, distributors and dealers to enhance our products and to lower costs. If we are unable to develop and acquire new, competitive products in a timely manner, our financial condition and results of operations will be adversely affected.

         IF THE MARKET'S ACCEPTANCE OF OUR PRODUCTS CEASES TO GROW, WE MAY NOT GENERATE SUFFICIENT REVENUES TO CONTINUE OUR OPERATIONS. The markets for our products are relatively new and are still developing. We believe that there has been growing market acceptance for color printers, color management software and supplies. We cannot be certain, however, that these markets will continue to grow. Other technologies are constantly evolving and improving. We cannot be certain that products based on these other technologies will not have a material adverse effect on the demand for our products. If our products are not accepted by the market, we will not generate sufficient revenues to continue our operations.

         IF WE ACQUIRE COMPLEMENTARY BUSINESSES, WE MAY NOT BE ABLE TO EFFECTIVELY INTEGRATE THEM INTO OUR CURRENT OPERATIONS, WHICH WOULD ADVERSELY AFFECT OUR OVERALL FINANCIAL PERFORMANCE. In order to grow our business, we may acquire businesses that we believe are complementary. To successfully implement this strategy, we must identify suitable acquisition candidates, acquire these candidates on acceptable terms, integrate their operations and technology successfully with ours, retain existing customers and maintain the goodwill of the acquired business. We may fail in our efforts to implement one or more of these tasks. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we do. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Our overall financial performance will be materially and adversely affected if we are unable to manage internal or acquisition-based growth effectively. Acquisitions involve a number of risks, including: integrating acquired products and technologies in a timely manner, integrating businesses and employees with our business, managing geographically-dispersed operations, reductions in our reported operating results from acquisition-related charges and amortization of goodwill, potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees, the diversion of management attention, the assumption of unknown liabilities, potential disputes with the sellers of one or more acquired entities, our inability to maintain customers or goodwill of an acquired business, the need to divest unwanted assets or products, and the possible failure to retain key acquired personnel.

         Client satisfaction or performance problems with an acquired business could also have a material adverse effect on our reputation, and any acquired business could significantly under perform relative to our expectations. We cannot be certain that we will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with our strategic objectives, which could have a material adverse effect on our overall financial performance.

         In addition, if we issue equity securities as consideration for any future acquisitions, existing stockholders will experience ownership dilution and these equity securities may have rights, preferences or privileges superior to those of our common stock.

         IF WE ARE FOUND TO BE INFRINGING ON A COMPETITOR'S INTELLECTUAL PROPERTY RIGHTS OR IF WE ARE REQUIRED TO DEFEND AGAINST A CLAIM OF INFRINGEMENT, WE MAY BE REQUIRED TO REDESIGN OUR PRODUCTS OR DEFEND A LEGAL ACTION AT SUBSTANTIAL COSTS TO US. We currently hold no patents. Our software products, hardware designs, and circuit layouts are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by our software, hardware designs or the integration of the two. We protect our software source code as trade secrets and make our proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints.

         Competitors may assert that we infringe their patent rights. If we fail to establish that we have not violated the asserted rights, we could be prohibited from marketing the products that incorporate the technology and we could be liable for damages. We could also incur substantial costs to redesign our products or to defend any legal action taken against us. We have obtained U.S. registration for several of our trade names or trademarks, including: PCPI, NewGen, ColorBlind, LaserImage, ColorImage, ImageScript and ImageFont. These trade names are used to distinguish our products in the marketplace.

         IF INTERNATIONAL FINANCIAL CONDITIONS DETERIORATE, OUR CONTINUED OPERATIONS AND OVERALL FINANCIAL PERFORMANCE WILL BE NEGATIVELY IMPACTED. We conduct business globally. Accordingly, our future results could be adversely affected by a variety of uncontrollable and changing factors including: foreign currency exchange fluctuations, regulatory, political or economic conditions in a specific country or region, the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, trade restrictions, changes in tariffs, government spending patterns, natural disasters, difficulties in staffing and managing international operations; and difficulties in collecting accounts receivable.

         In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent as the laws of the United States.

         We intend to pursue international markets as key avenues for growth and to increase the percentage of sales generated in international markets. In our 2001, 2000, and 1999 fiscal years, sales outside the United States represented approximately 22%, 2%, and 56% of our net sales, respectively. We expect sales outside the United States to continue to represent a significant portion of our sales. As we continue to expand our international sales and operations, our business and overall financial performance may be adversely affected by the factors stated above.

         IF ALL OF THE LAWSUITS CURRENTLY FILED WERE DECIDED AGAINST US AND/OR ALL THE JUDGMENTS CURRENTLY OBTAINED AGAINST US WERE TO BE IMMEDIATELY COLLECTED, WE WOULD HAVE TO CEASE OUR OPERATIONS. On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. A motion to dismiss the lawsuit was granted on February 16, 2001 on our behalf and those individual defendants that have been served. However, on or about March 19, 2001, an amended complaint was filed by Nahid Nazarian Behfarin, Peter Cook, Stephen Domagala and Michael S. Taylor, on behalf of themselves and others similarly situated. On or about March 20, 2001, we once again filed a motion to dismiss the case along with certain other individual defendants. The motion was denied and an answer to the complaint has been filed on behalf of the company and certain individual defendants. We believe these claims are without merit and we intend to vigorously defend against them on our behalf as well as on behalf of the other defendants. The defense of this action has been tendered to our insurance carriers.

         Throughout fiscal 1999, 2000 and 2001, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3 million. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Sevral of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars. Should we be required to pay the full amount demanded in each of these claims and lawsuits, we may have to cease our operations. However, to date, the superior security interest held by Imperial Bank has prevented nearly all of these trade creditors from collecting on their judgments.

         IF OUR OPERATIONS CONTINUE TO RESULT IN A NET LOSS, NEGATIVE WORKING CAPITAL AND A DECLINE IN NET WORTH, AND WE ARE UNABLE TO OBTAIN NEEDED FUNDING, WE MAY BE FORCED TO DISCONTINUE OPERATIONS. For several recent periods, up through the present, we had a net loss, negative working capital and a decline in net worth, which raises substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve revenue targets due to insufficient working capital. Our ability to continue operations will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. Although we have reduced our work force and suspended some of our operations, if we are unable to achieve the necessary product sales or raise or obtain needed funding, we may be forced to discontinue operations.

         IF OUR WORLDWIDE DISTRIBUTORS REDUCE OR DISCONTINUE SALES OF OUR PRODUCTS, OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED. Our products are marketed and sold through a distribution channel of value added resellers, manufacturers' representatives, retail vendors, and systems integrators. We have a network of dealers and distributors in the United States and Canada, in the European Community and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. We support our worldwide distribution network and end-user customers through operations headquartered in San Diego. As of October 1, 2001, we directly employed 18 individuals involved in marketing and sales activities.

         A portion of our sales are made through distributors, which may carry competing product lines. These distributors could reduce or discontinue sales of our products, which could adversely affect us. These independent distributors may not devote the resources necessary to provide effective sales and marketing support of our products. In addition, we are dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting our markets.

         AS A COMPANY IN THE TECHNOLOGY INDUSTRY AND DUE TO THE VOLATILITY OF THE STOCK MARKETS GENERALLY, OUR STOCK PRICE COULD FLUCTUATE SIGNIFICANTLY IN THE FUTURE. The market price of our common stock historically has fluctuated significantly. Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends, announcements of developments related to our business, fluctuations in our operating results, a shortfall in our revenues or earnings compared to the estimates of securities analysts, announcements of technological innovations, new products or enhancements by us or our competitors, general conditions in the markets we serve, general conditions in the worldwide economy, developments in patents or other intellectual property rights, and developments in our relationships with our customers and suppliers.

         In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated to our operating performance.

         IF AN OPERATIONAL RECEIVER IS REINSTATED TO CONTROL OUR OPERATIONS, WE MAY NOT BE ABLE TO CARRY OUT OUR BUSINESS PLAN. On August 20, 1999, at the request of Imperial Bank, our primary lender, the Superior Court, San Diego appointed an operational receiver to us. On August 23, 1999, the operational 65receiver took control of our day-to-day operations. On June 21, 2000, the Superior Court, San Diego issued an order dismissing the operational receiver as a part of a settlement of litigation with Imperial Bank pursuant to the Settlement Agreement effective as of June 20, 2000. The Settlement Agreement requires that we make monthly payments of $150,000 to Imperial Bank until the indebtedness is paid in full. However, in the future, without additional funding sufficient to satisfy Imperial Bank and our other creditors, as well as providing for our working capital, there can be no assurances that an operational receiver may not be reinstated. If an operational receiver is reinstated, we will not be able to expand our products nor will we have complete control over sales policies or the allocation of funds.

         The penalty for noncompliance of the Settlement Agreement is a stipulated judgment that allows Imperial Bank to immediately reinstate the operational receiver and begin liquidation proceedings against us. We are currently meeting the monthly amount of $150,000 as stipulated by the Settlement Agreement with Imperial Bank. However, the monthly payments have been reduced to $100,000 through January of 2002.

         THE DELISTING OF OUR COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET HAS MADE IT MORE DIFFICULT TO RAISE FINANCING, AND THERE IS LESS LIQUIDITY FOR OUR COMMON STOCK AS A RESULT. The Nasdaq SmallCap Market and Nasdaq Marketplace Rules require an issuer to evidence a minimum of $2,000,000 in net tangible assets, a $35,000,000 market capitalization or $500,000 in net income in the latest fiscal year or in two of the last three fiscal years, and a $1.00 per share bid price, respectively. On October 21, 1999, Nasdaq notified us that we no longer complied with the bid price and net tangible assets/market capitalization/net income requirements for continued listing on The Nasdaq SmallCap Market. At a hearing on December 2, 1999, a Nasdaq Listing Qualifications Panel also raised public interest concerns relating to our financial viability. While the Panel acknowledged that we were in technical compliance with the bid price and market capitalization requirements, the Panel was of the opinion that the continued listing of our common stock on The Nasdaq Stock Market was no longer appropriate. This conclusion was based on the Panel's concerns regarding our future viability. Our common stock was delisted from The Nasdaq Stock Market effective with the close of business on March 1, 2000. As a result of being delisted from The Nasdaq SmallCap Market, stockholders may find it more difficult to sell our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future.

         Trading of our common stock is now being conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

         The Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the Nasdaq and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a "penny stock." Our common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share, our common stock is no longer quoted on Nasdaq and our net tangible assets do not exceed $2,000,000. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell our common stock and the ability of stockholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

ITEM 2.

PROPERTIES
----------

         ITEC owns no real property. The Company leases approximately 21,000 square feet of space in a facility located at 15175 Innovation Drive, San Diego, California 92128, at a monthly lease rate of approximately $31,000. This facility houses corporate management, marketing, sales, engineering, and support offices. The lease expires in October 2003.

ITEM 3.

LEGAL PROCEEDINGS
-----------------

         On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. A motion to dismiss the lawsuit was granted on February 16, 2001 on our behalf and those individual defendants that have been served. However, on or about March 19, 2001, an amended complaint was filed by Nahid Nazarian Behfarin, Peter Cook, Stephen Domagala and Michael S. Taylor, on behalf of themselves and others similarly situated. On or about March 20, 2001, we once again filed a motion to dismiss the case along with certain other individual defendants. The motion was denied and an answer to the complaint has been filed on behalf of the company and certain individual defendants. We believe these claims are without merit and we intend to vigorously defend against them on our behalf as well as on behalf of the other defendants. The defense of this action has been tendered to our insurance carriers.

         Throughout fiscal 1999, 2000 and 2001, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3 million. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars.

         Furthermore, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

None.

PART II
================================================================================


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

                                                             High           Low
                        ------------------------------ ----------- ------------
                        Year ended June 30, 1999
                             First quarter                $  3.88      $  1.69
                             Second quarter                  2.06         0.25
                             Third quarter                   5.22         0.28
                             Fourth quarter                  2.28         0.59
                        Year ended June 30, 2000
                             First quarter                $  1.63      $  0.28
                             Second quarter                  2.13         0.09
                             Third quarter                   3.22         0.36
                             Fourth quarter                  0.97         0.19
                        Year ended June 30, 2001
                             First quarter                $  0.92      $  0.05
                             Second quarter                  0.30         0.05
                             Third quarter                   0.38         0.05
                             Fourth quarter                  0.13         0.06

                        ------------------------------ ----------- ------------

         The number of holders of record of the Company's Common Stock, $.005 par value, was approximately 45,000 at June 30, 2001.

DIVIDENDS

         The Company has never declared nor paid any cash dividends on its Common Stock. ITEC currently intends to retain earnings, if any, after any payment of dividends on its 5% Convertible Preferred Stock, for use in its business and therefore, does not anticipate paying any cash dividends on its Common Stock.

         Holders of the 5% Convertible Preferred Stock are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually, commencing on October 15, 1986. ITEC has never declared nor paid any cash dividends on the 5% Convertible Preferred Stock. Dividends in arrears at June 30, 2001 were $309,000.

         The Company does not anticipate paying dividend on the 5% Convertible Preferred Stock in the near future. However, the 5% Convertible Preferred Stock is convertible, at any time, into shares of the Company's common stock, at a price of $17.50 per common share. This conversion price is subject to certain anti-dilution adjustments, in the event of certain future stock splits or dividends, mergers, consolidations or other similar events. In addition, the Company shall reserve, and keep reserved, out of its authorized but un-issued shares of common stock, sufficient shares to effect the conversion of all shares of the 5% convertible preferred stock.

ITEM 6.

SELECTED FINANCIAL DATA
-----------------------

         The consolidated statement of operations data with respect to the five years ended June 30, 2001, and the consolidated balance sheet data for those five years at June 30, set forth below are derived from the consolidated financial statements of the Company included in Item 8 below, which have been audited by Boros & Farrington APC, independent accountants. The selected consolidated financial data set forth (in thousands, except per share data) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below, and the Company's consolidated financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of future results of operations.

STATEMENT OF OPERATIONS DATA:
-----------------------------
IN THOUSANDS (EXCEPT PER SHARE DATA)

                                               2001          2000          1999          1998          1997
                                               ----          ----          ----          ----          ----
NET REVENUES

     Sales of products                     $  2,897     $  1,634      $  16,417     $  30,740     $  26,081

     Engineering Fees                             -            -              -         2,327         5,860

     License fees and royalties                 555          788            730         1,350           296
                                           --------     --------      ---------     ---------     ---------
     Net total revenues
                                              3,452        2,422         17,147        34,417        32,237
                                           --------     --------      ---------     ---------     ---------

COSTS AND EXPENSES

     Cost of products sold                    2,742         5,197        18,015        22,536        17,022

     Selling, general, and administrative     8,720        7,780         13,707        10,269        10,460

     Research and development                   250        1,929          2,033         2,475         4,243

     Special charges                              -            -          5,181         8,941             -
                                           --------     --------      ---------     ---------     ---------

INCOME (LOSS) FROM
OPERATIONS                                   (8,260)      (12,484)      (21,789)       (9,804)          512
                                           --------     --------      ---------     ---------     ---------
NET LOSS                                     (9,889)      (14,198)      (25,129)      (10,163)          723
                                             =======      ========      ========      =======     =========

LOSS PER COMMON SHARE

     Basic                                $   (0.08)    $   (0.20)    $   (1.88)    $   (0.90)     $   0.07

     Diluted                              $   (0.08)    $   (0.20)    $   (1.88)    $   (0.90)     $   0.06

BALANCE SHEET DATA:
-------------------
IN THOUSANDS

                                               2001          2000          1999          1998          1997
                                               ----          ----          ----          ----          ----

     Cash                                   $    35       $   291       $    75      $  3,023       $   255

     Working Capital                        (16,110)      (14,532)      (16,519)          315         4,818

     Total assets                             1,212         1,683         7,250        20,961        14,075

     Long-term obligations                        -             -             -         1,828           228

     Preferred stock                            420           420         6,875           420           420

     Total shareholders' deficit            (16,110)      (13,854)      (12,432)        4,604         7,877

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

         Imaging Technologies Corporation develops and distributes imaging software and distributes high-quality digital imaging products. The Company sells a range of printer and imaging products for use in graphics and publishing, digital photography, and other niche business and technical markets. The Company's core technologies are related the design and development of software products that improve the accuracy of color reproduction.

         As of the end of fiscal 2001, the Company's business continues to experience operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several quarters due to anticipated changes in the Company's business as these changes relate to potential acquisitions of new businesses, changes in product lines, and the potential for discontinuing certain components of the business.

         The Company's current strategy is: (1) to commercialize its own technology, which is embodies in its ColorBlind Color Management software, (2) to market imaging products, including printers, copiers, and consumables (toner, ink, etc.) from other manufacturers to its customers, and (3) to develop e-commerce sites in order to sell imaging products to resellers and other imaging professionals.

         To successfully execute its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

         Since the removal of the court appointed operational receiver in June 2000, the Company has been able to reestablish relationships with some past customers and distributors and to establish relationships with new customers. Additionally, the Company has been working to reduce costs though the reduction in staff and the suspension of certain research and development programs, such as the design and manufacture of controller boards and printers. The Company began a program to reduce its debt through debt to equity conversions. Management continues to pursue the acquisition of businesses that will grow the Company's business.

         There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. Also see "Liquidity and Capital Resources." and "Item 1. Business - Risks and Uncertainties - Future Capital Needs."

RESTRUCTURING AND NEW BUSINESS UNITS

         During fiscal 1999, the Company began the development of an e-commerce web site designed to offer computer and imaging hardware, software, and consumables. The Internet address is www.dealseekers.com. These operations are still in the development stage.

         From August 20, 1999 until June 21, 2000, the Company had been under the control of an operational receiver appointed by the Court pursuant to litigation between the Company and Imperial Bank. The litigation has been dismissed, and Company management has reassumed control. Accordingly, Company management did not have operational control for nearly all of fiscal 2000.

         In July 2001, the Company suspended its printer controller development and manufacturing operations in favor of selling products from other companies to its customers.

ACQUISITION AND SALE OF BUSINESS UNITS

         In December 2000, the Company acquired all of the shares of EduAdvantage.com, Inc., an internet sales organization that sells computer hardware and software products to educational institutions and other customers via its websites: www.eduadvantage.com and www.soft4u.com. During fiscal 2001, the

Company began integrating EduAdvantage operations. However, these operations have not been profitable and management is evaluating the future of this business unit.

         Also, in December 2001, the Company entered into an agreement to acquire a majority interest in Quality Photographic Imaging, Inc. (OTCBB-QPIX) ("QPI"). The management of QPI has announced its intention to withdraw its recommendation to its shareholders that they approve the transaction. As of the date of this report, the acquisition agreement has not been approved by QPI shareholders.

SPECIAL CHARGES

         In fiscal 1999, the Company took a charge for uncollectible receivables of $2,233 thousand. The charge resulted primarily because, in management's opinion, certain distributors and other customers took advantage of the Company's poor financial condition and the presence of the operational receiver to refuse payment on various grounds including charge backs and product performance.

         In fiscal 1999, the Company incurred additional charges relating to its restructuring plan including $1,367 thousand relating to personnel reduction costs, $1,207 thousand relating to the write-down of inventory, licenses, and other assets that are not central to the Company's core business; and $374 thousand relating to the consolidation of facilities.

         All of the above restructuring charges were paid in the period in which the charges were recorded. Management expects that the restructuring and consolidation of operations would result in personnel savings of approximately $1.1 million and facility savings of approximately $300 thousand.

RESULTS OF OPERATIONS
---------------------

NET REVENUES

         Revenues were $3.5 million, $2.4 million, and $17.1 million for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. Sales of product were $2.9 million, $1.6 million, and $16.4 million for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. The increase in product sales in fiscal 2001 from the previous year was due to renewed management control of its sales operations. The decrease in product sales in fiscal 2000 from 1999 was due primarily to a lack of working capital to fund inventory and sales and marketing operations.

         License fees and royalties were $555,000, $788,000, and $730,000 for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. Variances from year-to-year are due primarily to changes in shipments by OEM customers' products based on ITEC technology. Since the Company has elected to suspend its controller technology development efforts, future license fees and royalties are expected to be associated with the Company's ColorBlind software technology.

COST OF PRODUCTS SOLD

         Cost of products sold were $2.7 million or 95% of product sales, $5.2 million or 318% of product sales, and $10 million or 110% of product sales, for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. The increase in profitability in fiscal 2001 compared to fiscal 2000 was due primarily to changes in the mix of products sold by the Company, which had the effect of increasing overall profit margins. However, competitive market conditions continue to require deep discounting of sales prices to customers. The decrease in profitability in fiscal 2000 compared to fiscal 1999 was due primarily to sales policies during fiscal 2000 mandated by the operational receiver, which resulted in sales made at liquidation prices. The Company has been able to maintain reasonable profit margins on sales of products. However, software products provide significantly higher profit margins than hardware products such as printers, plotters, and copiers.

         In the years ended June 30, 2000 and 1999, the company amortized $2.9 million and $4.0 million, respectively of amortized software. There was no such amortization in the year ended June 30, 2001.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $8.7 million or 253% of total revenues, $7.8 million or 305% of total revenues, and $13.7 million or 79% of total revenues for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities, advertising, and other marketing related expenses. The increase in selling, general and administrative expenses in the year ended June 30, 2001 compared to the year-earlier period was due primarily to increased costs associated with financing the Company, larger write-offs for bad debt, and penalties associated with servicing the Company's debt.

Expenses as a percentage of total revenues decreased due primarily to increased sales. The decrease to total expenses and increase in percentage of total revenues in fiscal 2000 compared for fiscal 1999 was due primarily to the management of the court-appointed operational receiver who controlled the operations of the Company for nearly all of fiscal 2000. During this period, the Company vastly cut its overall activities, including manufacturing, engineering, and sales and marketing.

RESEARCH AND DEVELOPMENT

         Research and development was $250 thousand for the year ended June 30, 2000 compared to costs of $2.1 million in the year-earlier period. Research and development was $2.2 million in fiscal 1999. There were no engineering fees for the year ended June 30, 2001; and such fees for the two prior fiscal years were minimal due to a change in corporate strategy from a focus on engineering fees and royalties to that of product sales. In fiscal 2001 the Company substantially reduced its research and development activities and, in July 2001, suspended its printer controller development and manufacturing operations.

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

         On July 12, 2000, the Company announced it had signed an agreement for a financing facility providing commitments to purchase up to $36 million of its common shares over the next two years after the effective date of the registration statement, September 25, 2000. As of October 2000, the Company had received $750,000 in funding pursuant to the agreement.

         In December 2000, the Company entered into a Convertible Note Purchase Agreement for $850,000, bearing an annual interest rate of 8%, due December 2003. The Note is convertible into the Company's common stock. As of October 10, 2001, $675,000 had been converted into common stock.

         In July 2001, the Company entered into a Convertible Note Purchase Agreement for $1,000,000, bearing an annual interest rate of 8%, due July 2004. The Note is convertible into the Company's common stock. No conversions have been made as of October 10, 2001.

         In September 2001, the Company entered into a Convertible Note Purchase Agreement for $300,000, bearing an interest rate of 8%, due September 2004. The
Note is convertible into the Company's common stock. No conversions have been made as of October 10, 2001.

         The Company continues to pursue additional financings to fund its operations and growth. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. Also see "Item 1. Business--Risks and Uncertainties--Future Capital Needs."

         As of June 30, 2001, the Company had negative working capital of approximately $16.1 million, a decrease of $1.6 million from June 30, 2000. The decrease is primarily due to the effect of operating losses and the difficulty in obtaining sufficient long-term debt and equity financing.

         Net cash used in operating activities was $5.8 million in fiscal compared to $6.7 million during fiscal 2000. In fiscal 1999, the Company used approximately the same operating cash during the year ended June 30, 1998.

         Net cash used in investing activities was $171 thousand in fiscal 2001 compared to $23 thousand in fiscal 2000, an increase of $148 thousand. The increase is due to capital expenditures. Net cash from investing activities decreased $3.4 million in fiscal 2000 compared to fiscal 1999 due primarily to the absence of capitalized software.

         The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at June 30, 2001, was approximately $309,000.

         The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products, the resources the Company devotes to marketing and selling its products, and other factors. The Company anticipates that its capital requirements will increase in future periods as it reduces its debt and increases its sales and marketing efforts. The report of the Company's independent auditors accompanying the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth.

         The Company plans to overcome the circumstances that impact its ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Report of independent accountants                                        18

Consolidated balance sheets as of June 30, 2001 and 2000                 19

Consolidated statements of operations for the years ended
     June 30, 2001, 2000, and 1999                                       20


Consolidated statements of shareholders' equity for the years ended
     June 30, 2001, 2000, and 1999                                       21


Consolidated statements of cash flows for the years ended
     June 30, 2001, 2000, and 1999                                       22


Notes to consolidated financial statements                               23

REPORT OF INDEPENDENT ACCOUNTANTS
================================================================================


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF IMAGING TECHNOLOGIES CORPORATION

We have audited the consolidated balance sheets of Imaging Technologies Corporation and its subsidiaries as of June 30, 2001, and 2000 and the related consolidated statements of operations, shareholders' net capital deficiency, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imaging Technologies Corporation and its subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with generally accepted accounting principles.

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

BOROS & FARRINGTON APC

San Diego, California

October 10, 2001

                         IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                       JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                               ASSETS

                                                                            2001              2000
Current assets
     Cash                                                               $     35         $     291
     Accounts receivable                                                      58               175
     Inventories                                                              50               203
     Prepaid expenses and other                                              259               333
                                                                     -----------       -----------
          Total current assets                                               402             1,002

Goodwill, net                                                                569                 -
Property and equipment, net                                                  241               531
Other                                                                                          150
                                                                     -----------       -----------
                                                                     $     1,212       $     1,683
                                                                     ===========       ===========


                        LIABILITIES AND SHAREHOLDERS' NET CAPITAL DEFICIENCY

Current liabilities
     Borrowings under bank notes payable                                   4,318        $    5,765
     Short-term debt                                                       3,379             2,563
     Accounts payable                                                      6,450             5,378
     Accrued expenses                                                      3,175             1,828
                                                                     -----------       -----------
          Total current liabilities                                       17,322            15,534
                                                                     -----------       -----------

Commitments and contingencies (Note 9)

Stockholders' net capital deficiency
     Series A preferred stock, $1,000 par value, 7,500 shares
        authorized, 420.5 shares issued and outstanding                      420               420
     Common stock, $0.005 par value, 200,000,000 shares
        Authorized; 170,901,065 shares issued and outstanding                864               507
      Common stock warrants                                                  475                 -
     Paid-in capital                                                      69,472            62,675
     Shareholder loans                                                      (105)             (105)
     Accumulated deficit                                                 (87,236)          (77,348)
                                                                     -----------       -----------
          Total shareholders' net capital deficiency                     (16,110)          (13,851)
                                                                     -----------       -----------
                                                                     $     1,212       $     1,683
                                                                     ===========       ===========

                          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED JUNE 30, 2001, 2000, AND 1999
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             2001              2000             1999
Revenues
     Sales of products                                  $   2,897         $   1,634       $   16,417
     Licenses and royalties                                   555               788              730
                                                        ---------         ---------       ----------
                                                            3,452             2,422           17,147
                                                        ---------         ---------       ----------
Costs and expenses
     Cost of products sold                                  2,742             5,197           18,015
     Selling, general, and administrative                   8,720             7,780           13,707
     Research and development                                 250             1,929            2,033
     Special charges
        Charge for uncollectible receivables                    -                 -            2,233
        Restructuring costs                                     -                 -            2,948
                                                        ---------         ---------       ----------
                                                           11,712            14,906           38,936
                                                        ---------         ---------       ----------

Loss from operations                                       (8,260)          (12,484)         (21,789)
                                                        ---------         ---------       ----------

Other income (expense):
     Interest and finance costs, net                       (1,628)           (1,853)          (1,989)
     Other                                                      -               139                -
                                                        ---------         ---------       ----------
                                                           (1,628)           (1,714)          (1,989)
                                                        ---------         ---------       ----------

Loss before income taxes                                   (9,888)          (14,198)         (23,778)

Income tax benefit (expense)                                    -                  -            (264)
                                                        ---------         ---------       ----------

Net loss                                                   (9,888)          (14,198)         (24,042)
Preferred stock dividends                                     (21)              (21)          (4,055)
                                                        ---------         ---------       ----------
Net loss attributed to common shares
   Before loss from discontinued operations                (9,909)          (14,219)         (28,097)
Loss from discontinued operations                               -                 -           (1,087)
                                                        ---------         ---------       ----------
Net Loss                                                $  (9,909)        $ (14,219)      $  (29,184)
                                                        =========         =========       ==========
Earnings (loss) per common share
     Continuing operations - basic and diluted          $   (0.08)        $   (0.20)      $    (1.81)
     Discontinued operations - basic and diluted                -                 -            (0.07)
                                                        ---------         ---------       ----------
     Total                                              $   (0.08)        $   (0.20)      $    (1.88)
                                                        =========         =========       ==========

Weighted average common shares                            131,488            70,269           15,498
                                                        =========         =========       ==========
Weighted average common shares - assuming dilution        131,488            70,269           15,498
                                                        =========         =========       ==========

                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                     IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' NET CAPITAL DEFICIENCY
                                         YEARS ENDED JUNE 30, 2001, 2000, AND 1999
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                   SERIES A  SERIES C  SERIES D&E   COMMON                            ACCUM.
                                  PREFERRED PREFERRED  PREFERRED    STOCK   COMMON PAID-IN            ------
                                    STOCK     STOCK      STOCK     WARRANTS  STOCK CAPITAL    LOANS   DEFICIT     TOTAL
BALANCE, JUNE 30, 1998               $420    $2,360           -        -       $62 $35,859   $(110)  $(33,987)    $4,604

Redemption of preferred stock           -    (2,360)          -        -          -   (870)        -        -     (3,230)
Issuance of preferred stock
    (900 shares)                        -         -      1,800         -         -       -        -         -      1,800
Issuance of preferred stock
    (931 shares)                        -         -      4,655                   -       -        -         -      4,655
Issuance of common stock
  Cash (4,105,800)                      -         -          -         -        21   1,922        -         -      1,943
  Services (3,167,500 shares)           -         -          -         -        16   1,854        -         -      1,870
  Conversion of note payable
     (2,000,000 shares)                 -         -          -         -        10     940        -         -        950
Exercise of options and warrants        -         -          -         -         1     269        -         -        270
     (270,660 shares)
Stock issuance costs                    -         -          -         -         -   (170)        -         -       (170)
Preferred stock dividend                -         -          -         -         -   4,034        -    (4,034)         -
Collection of shareholder loans         -         -          -         -         -       -        5         -          5
Net loss                                -         -          -         -         -       -        -   (25,129)   (25,129)
                                ---------   -------   -------- ---------  -------- ------- --------  --------   --------
BALANCE, JUNE 30, 1999                420         -      6,455         -       110  43,838     (105)  (63,150)   (12,432)

Conversion of Series D and E
preferred stock
    (900 and 931 shares)                -         -     (6,455)        -       296   6,159        -         -          -
Issuance of common stock
  Cash (15,686,366)                     -         -          -         -        78   7,898        -         -      7,976
  Services (2,445,221 shares)           -         -          -         -        12   2,040        -         -      2,052
  Conversion of liabilities
     (2,259,836 shares)                 -         -          -         -        11   2,740        -         -      2,751
Net loss                                -         -          -         -         -       -        -   (14,198)   (14,198)
                                ---------   -------   -------- ---------  -------- ------- --------  --------   --------
BALANCE, JUNE 30, 2000                420         -          -         -       507  62,675     (105)  (77,348)   (13,851)


Issuance of common stock
  Cash (43,718,203 shares)              -         -          -         -       219   4,992        -         -      5,211
  Business acquisition
     (3,750,000 shares)                 -         -          -         -        19     254        -         -        273
  Software purchase
     (1,200,000 shares)                 -         -          -         -         6     219        -         -        225
  Services (4,386,666 shares)           -         -          -         -        22     351        -         -        373
  Conversion of liabilities
     (18,275,149 shares)                -         -          -         -        91     584        -         -        675
Issuance of warrants                    -         -          -       508         -       -        -         -        508
Exercise of warrants                    -         -          -       (33)        -      33        -         -          -
Beneficial conversion on notes          -         -          -         -         -     364        -         -        364
Net loss                                -         -          -         -         -       -        -    (9,888)    (9,888)
                                ---------   -------   -------- ---------  -------- ------- --------  --------   --------

BALANCE, JUNE 30, 2001          $     420   $     -   $      - $     475  $    864 $69,472 $   (105) $(87,236)  $(16,110)
                                =========   ======    =======  =========  ======== ======= ========  ========   ========


                                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED JUNE 30, 2001, 2000, AND 1999
                                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        2001             2000              1999
                                                                        ----             ----              ----
Cash flows from operating activities
   Net loss                                                        $   (9,888)       $  (14,198)       $  (25,129)

   Adjustments to reconcile net loss to net
     cash from operating activities
        Non-cash special charges                                         --                --               3,440
        Depreciation and amortization                                     806               478               761
         Amortization of capitalized software                            --               2,851             3,951
         Stock issued for services                                        373             2,052             1,870
         Cost attributed to warrants                                      508              --                --
         Interest from beneficial conversion feature                      364              --                --
         Provision for income taxes                                      --                --                 250
        Changes in operating assets and liabilities
           Accounts receivable                                            117             1,784               (59)
           Inventories                                                    153               349             5,197
           Prepaid expenses and other                                     303               344               626
           Accounts payable and accrued expenses                        1,924              (347)            2,043
                                                                   ----------        ----------        ----------
               Net cash from operating activities                      (5,340)           (6,687)           (7,050)
                                                                   ----------        ----------        ----------

Cash flows from investing activities
   Prepaid licenses                                                      --                --                 (34)
   Capitalized software                                                  --                --              (3,147)
   Capital expenditures                                                  (171)              (23)             (222)
                                                                   ----------        ----------        ----------
               Net cash from investing activities                        (171)              (23)           (3,403)
                                                                   ----------        ----------        ----------

Cash flows from financing activities
   Net borrowings under bank notes payable                             (1,447)             (704)           (1,234)
   Issuance of other notes payable                                      1,491              --               5,860
   Net proceeds from issuance of common stock                           5,211             7,976             2,213
   Net proceeds from issuance of preferred stock                         --                --               5,190
   Stock issuance costs                                                  --                --                (170)
   Redemption of preferred stock                                         --                --              (3,230)
   Collection of shareholder loans                                       --                --                   5
   Repayment of notes payable                                            --                (346)           (1,129)
                                                                   ----------        ----------        ----------
               Net cash from financing activities                       2,255             6,926             7,505
                                                                   ----------        ----------        ----------

Net increase (decrease) in cash                                          (256)              216            (2,948)
Cash, beginning of year                                                   291                75             3,023
                                                                   ----------        ----------        ----------
Cash, end of year                                                  $       35        $      291        $       75
                                                                   ==========        ==========        ==========

                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLAR AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------
OPERATIONS
----------

Imaging Technologies Corporation, formerly Personal Computer Products, Inc., a Delaware corporation, and its subsidiaries ("ITEC" or the "Company") design, develop, and sell high-quality digital imaging solutions and color management software products for use in graphics, publishing, digital photography, and other business and technical markets.

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of ITEC and its active subsidiaries, Eduadvantage.com, Inc., NewGen Imaging Systems, Inc. ("NewGen"), and Color Solutions, Inc. ("CSI"). All significant inter-company accounts and transactions have been eliminated.

GOING CONCERN CONSIDERATIONS.
-----------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2001, and for the year then ended, the Company has experienced a net loss and has deficiencies in working capital and net worth that raise substantial doubt about its ability to continue as a going concern.

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

The Company must obtain additional funds to provide adequate working capital and finance operations. However, there can be no assurance that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements including compliance with the Imperial Bank settlement agreement. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions.

The Company's inability to fund its capital requirements would have a material adverse effect on the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ACCOUNTING ESTIMATES
--------------------

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

REVENUE RECOGNITION
-------------------

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from products licensed to original equipment manufacturers is recorded when OEMs ship licensed products while revenue from certain license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Provisions are recorded for returns and bad debts. The Company's software arrangements do not contain multiple elements, and the Company does not offer post contract support.

ADVERTISING COSTS
-----------------

The Company expenses advertising and promotion costs as incurred. During fiscal 2001, 2000, and 1999, the Company incurred advertising and promotion costs of approximately $224, $243, and $660 thousand, respectively.

RESEARCH AND DEVELOPMENT
------------------------

Research and development costs are charged to expense as incurred.

CAPITALIZED SOFTWARE AND DEVELOPMENT COSTS
------------------------------------------

During fiscal 1999 the Company developed software technology and capitalized certain qualifying costs pursuant to the provisions of Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The capitalized software development costs were related to software contained in laser printer controllers. Costs incurred prior to the establishment of technological feasibility, or subsequent to the release to customers, were expensed as incurred. Capitalized software costs were amortized on a product-by-product basis. The annual amortization was the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, generally three years. Amortization began when the product was available for general release to customers. Due to the financial difficulties discussed above, the Company has been unable to meet its sales goals regarding these products and management cannot provide any assurance that the Company can obtain the resources necessary to achieve future sales goals. Accordingly, the unamortized balance of capitalized software costs was charged to expense in fiscal 2000.

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

DEBT ISSUANCE COSTS
-------------------

Debt issuance costs are capitalized and amortization is provided over the life of the related debt using the straight-line method. STOCK-BASED COMPENSATION In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (FAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized. Information regarding the Company's pro forma disclosure of stock-based compensation pursuant to FAS 123 may be found in Note 9.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

Effective October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes the SEC's interpretation of applying generally accepted accounting principles to revenue recognition in the financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's consolidated financial position or the results of operations.

RECLASSIFICATIONS
-----------------

Certain prior year financial statement classifications have been reclassified to conform with the current year's presentation.

NOTE 2.  SPECIAL CHARGES
------------------------
CHARGE FOR UNCOLLECTIBLE RECEIVABLES
------------------------------------

In fiscal 1999, the Company took a charge for uncollectible receivables of $2,233 thousand. The charge resulted primarily because, in management's opinion, certain distributors and other customers took advantage of the Company's poor financial condition and the presence of the operational receiver to refuse payment on various grounds including charge backs and product performance.

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

All of the above restructuring charges were paid in the period in which the charges were recorded. Management expects that the restructuring and consolidation of operations would result in personnel savings of approximately $1.1 million and facility savings of approximately $300 thousand.

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
-----------------------------------------------------------

The following summarizes certain financial statement captions at June 30:

                                                                     2001              2000
Accounts receivable
          Trade                                               $       375       $       334
          Less allowance for doubtful accounts                       (317)             (159)
                                                              -----------       -----------
                                                              $        58       $       175
                                                              ===========       ===========
Change in allowance for doubtful accounts
          Balance, beginning of year                           $      159       $     2,252
          Provision for bad debts                                     266               404
          Write-off of bad debts                                     (108)           (2,497)
                                                              -----------       -----------
          Balance, end of year                                 $      317               159
                                                              ===========       ===========

Inventories
          Materials and supplies                              $        10       $        87
          Finished goods                                               40               116
                                                              -----------       -----------
                                                              $        50       $       203
                                                              ===========       ===========
Property and equipment
          Computers and other equipment                       $       915       $     2,366
          Office furniture and fixtures                                57               510
          Leasehold improvements                                        -               141
                                                              -----------       -----------
                                                                      972             3,017
          Less accumulated depreciation and amortization             (731)           (2,486)
                                                              -----------       -----------
                                                             $        241       $       531
                                                              ===========       ===========
Accrued liabilities
          Compensation and employee benefits                 $        977       $       631
           Interest                                                 1,998             1,016
          Other                                                       200               181
                                                              -----------       -----------
                                                             $      3,175      $      1,828
                                                             ============      ============

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
----------------------------------------------
                                                                     2001              2000             1999
Non-cash financing activities
     Conversion of preferred stock into common stock             $      -         $   6,455          $     -
     Conversion of notes payable into preferred stock                   -                 -            1,000
     Conversion of notes payable into common stock                    675             2,101              950
     Conversion of accounts payable and accrued
          liabilities into preferred stock                              -               650              265
     Stock issued for purchase of software                            225                 -                -
     Net assets acquired in business combinations
          Prepaid and other                                            79                 -                -
          Property and equipment                                        3                 -                -
          Goodwill                                                    686                 -                -
          Accounts payable and accrued liabilities                  (495)                 -                -
Supplemental disclosure of cash flow information
          Cash paid during the year for interest                      283             1,455            1,371
          Cash paid during the year for income taxes                    -                 5               23


NOTE 5. SHORT-TERM DEBT
-----------------------
PAYABLE TO BANKS
----------------

On June 6, 2000, the Company entered into a settlement agreement with Imperial Bank ("Imperial"). Under this agreement, the Company shall pay $150,000 per month until the balance is paid in full. Payments have been reduced to $100,000 per month through January 2002. Due to the uncertainty regarding the Company's ability to meet its obligations under this agreement as discussed above under going concern considerations, the debt has been classified as current. The debt shall not bear interest as long as the Company is making timely payments. The debt is collateralized by substantially all assets of the Company.

The Company owes Export-Import Bank ("Ex-Im") $1,680,000 plus interest under a Working Capital Guarantee Facility whereby Imperial made a demand upon Ex-Im who responded by making a claim payment to Imperial. Ex-Im has made a demand for immediate payment.

The weighted average interest rate on short-term borrowings outstanding at June 30, 2001 and 2000 was 11.1% and 12.3%, respectively.

NOTES PAYABLE
-------------
The following summarizes short-term notes payable at June 30:

                                                                                            2001        2000
Payable to suppliers, 10%                                                                  $  41       $   -
Advances from stockholders, non interest bearing                                             750         150
Advances from stockholders, 10%                                                              913         913
Payable to stockholders, 8%, convertible into common stock at an price
     Average price of 70% of fair market value                                               175           -
Payable to a former director, 16%                                                          1,500       1,500
                                                                                       ---------   ---------
                                                                                       $   3,379   $   2,563
                                                                                       =========   =========

8% CONVERTIBLE NOTES PAYABLE
----------------------------

On December 12, 2000, the Company entered into a Convertible Note Purchase Agreement with Amro International, S.A., Balmore Funds, S.A. and Celeste Trust Reg. Pursuant to this agreement, the Company sold to each of the purchasers convertible promissory notes in the aggregate principal amount of $850,000 bearing interest at the rate of eight percent (8%) per annum, due December 12, 2003, each convertible into shares of the Company's common stock. Interest shall be payable, at the option of the purchasers, in cash or shares of common stock. At any time after the issuance of the notes, each note is convertible into such number of shares of common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note as of the date of conversion by
(b) the lesser of (x) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days prior to December 12, 2000 and
(y) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days having the lowest closing bid prices during the thirty (30) trading days prior to the conversion date. The Company has recognized interest expense of $364,000 relating to the beneficial conversion feature of the above notes. Additionally, the Company issued a warrant to each of the purchasers to purchase 10,040,160 shares of the Company's common stock at an exercise price equal to $.075 per share. The purchasers may exercise the warrants through December 12, 2005. During fiscal 2001, notes payable of $675,000 were converted into the Company's common stock.

NOTE 6. SHAREHOLDERS' EQUITY
----------------------------
5% SERIES A CONVERTIBLE PREFERRED STOCK
---------------------------------------

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

The 5% convertible preferred stock is callable, at the Company's option, at call prices ranging from $1,050 to $1,100 per share. No call on the 5% convertible preferred stock was made during fiscal 2001, 2000, or 1999. As of June 30, 2001, the accumulated dividend in arrears was approximately $309,000 thousand on the Series A.

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

 SERIES D CONVERTIBLE PREFERRED STOCK
 ------------------------------------

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

SERIES E CONVERTIBLE PREFERRED STOCK
------------------------------------

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

PRIVATE EQUITY LINE OF CREDIT AGREEMENT
---------------------------------------

On July 5, 2000, the Company entered into a Private Equity Line of Credit Agreement with Impany Investment Limited ("Impany"). Pursuant to this agreement, the Company has the right, subject to certain conditions, to sell up to $36,000,000 of common stock over the next two years to Impany, which Impany may resell to the public under a registration statement filed with the SEC in September 2000. Beginning on the date the registration statement is declared effective by the SEC, and continuing for two years thereafter, the Company may in its sole discretion sell, or put, shares of our common stock to Impany. From time to time during the two-year term, the Company may make 18 monthly draw downs, by giving notice and requiring Impany to purchase shares of our common stock, for the draw down amount. Impany's purchase price will be based upon the average of the three lowest closing bid prices of the common stock over the period of five (5) trading days during which the purchase price of the common stock is determined with respect to the put date, which period shall begin two
(2) trading days prior to the put date and end two (2) trading days following the put date. During fiscal 2001, the Company sold $750,000 of common stock under this agreement. Funding under this agreement is not currently available to the Company.

COMMON STOCK WARRANTS
---------------------

The Company, from time-to-time, grants warrants to employees, directors, outside consultants and other key persons, to purchase shares of the Company's common stock, at an exercise price equal to no less than the fair market value of such stock on the date of grant. The terms and vesting of these warrants are determined by the Board of Directors on a case-by-case basis. The vesting period is generally 48 months. However, during fiscal 2000 the Board has accelerated vesting in order to induce the exercise of warrants and thereby raise needed capital. Accordingly, all outstanding warrants have been treated as exercisable at June 30, 2001.

In August 2000, the Company issued "retention" warrants to employees that allow the purchase of up to 3,321,000 shares of common stock at a purchase price of $.01 per share. These warrants become exercisable in January 2001 for those employees who have remained employed by the Company through that period. The value of these warrants was estimated at $175,000 using the Black-Scholes option pricing model.

In August 2000, the Company issued warrants to officers and key employees that allow the purchase of 2,136,000 shares of common stock at a purchase price of $0.30 per share. These warrants are exercisable immediately. The value of these warrants was estimated at $65,000 using the Black-Scholes option pricing model.

In December 2000 in connection with the issuance of a convertible note payable, the Company issued warrants to purchase 10,040,000 shares of the Company's common stock at an exercise price equal to $.075 per share. The purchasers may exercise the warrants through December 12, 2005. The value of these warrants was estimated at $123,000 using the Black-Scholes option pricing model.

In connection with the Private Equity Line of Credit Agreement, the Company issued a warrant on July 5, 2000 to Impany to purchase up to 2,000,000 shares of its common stock at an exercise price equal to $.57 per share. Impany may exercise the warrant through January 5, 2003. The value of these warrants was estimated at $145,000 using the Black-Scholes option pricing model.

The following is a summary of the warrant activity:

                                                                   UNDERLYING
                                          PRICE PER SHARE         COMMON SHARES
     June 30, 1998                         $1.00 - $7.50               4,484
               Granted                     $1.13 - $4.00               2,185
               Exercised                   $1.00 - $1.00               (271)
               Canceled                    $1.90 - $7.50               (658)
                                                                       ----

     June 30, 1999                         $1.00 - $7.50               5,740
               Granted                     $0.40 - $0.91               8,773
               Exercised                   $0.87 - $2.03             (3,570)
               Canceled                    $1.00 - $6.25               (585)
                                                                       ----

     June 30, 2000                         $0.41 - $7.50              10,358
               Granted                     $0.01 - $0.59              17,497
               Exercised                   $0.01 - $0.40             (6,359)
               Canceled                    $1.00 - $7.50               (677)
                                                                       ----

     June 30, 2001                         $0.01 - $6.25             20,819
                                                                     ======

     Exercisable at June 30, 2001          $0.01 - $6.25             20,819
                                                                     ======

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

STOCK OPTION ACTIVITY
---------------------

The following is a summary of the stock option activity:

                                           1994, 1988 AND 1997 PLANS                         OTHER OPTIONS
                                           PRICE            UNDERLYING                 PRICE            UNDERLYING
                                            PER           COMMON SHARES                 PER           COMMON SHARES
                                           SHARE                                       SHARE

JUNE 30, 1998                            $1.00 - $8.45                396                    $1.00                195
          Granted                        $0.91 - $1.90                619                        -                  -
          Exercised                                                     -
          Canceled                       $1.06 - $6.90               (195)                   $1.00                 (2)
                                                                     ----                                          --

JUNE 30, 1999                            $0.91 - $8.45                820                    $1.00                193
          Granted                        $0.14 - $0.34              1,340
          Exercised                      $0.14 - $1.19             (1,265)                   $1.00               (138)
          Canceled                       $0.91 - $8.45               (660)                   $1.00                (55)
                                                                     ----                                         ---

JUNE 30, 2000                            $0.91 - $8.45                235                                           -
          Granted                        $0.14 - $0.34                  -                                           -
          Exercised                      $0.14 - $1.19                  -                                           -
          Canceled                       $0.91 - $8.45                (73)                                          -
                                                                     ----                                         ---

JUNE 30, 2001                            $0.34 - $7.50                162                                           -
                                                                    =====                                         ===

EXERCISABLE AT JUNE 30, 2001             $0.34 - $7.50                147                                           -
                                                                    =====                                         ===

At June 30, 2001, the weighted average price per share of outstanding options was $1.41 and the weighted average price per share of exercisable options was $1.27.

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

                                                         2001              2000             1999
Net income (loss)
          As reported                               $ (9,909)        $ (14,219)        $ (29,184)
          Pro forma                                   (9,909)          (16,000)          (30,500)

Basic earnings (loss) per share
          As reported                              $   (0.08)        $   (0.20)        $   (1.88)
          Pro forma                                    (0.08)            (0.23)            (1.96)

The weighted average fair value of the options granted during fiscal years 2000 and 1999 is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in fiscal 2001. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                         2001         2000             1999
Fair Value of options granted             N/a     $   2.50         $   2.50
                                                                       2.50
Risk free interest rate                   N/a            6%               6%
Expected life (years)                     N/a            3                3
Expected volatility                       N/a           95%              95%
Expected dividends                        N/a             -               -

NOTE 7.  SEGMENT AND GEOGRAPHIC INFORMATION (IN THOUSANDS)
----------------------------------------------------------

During fiscal 2001, the Company managed and internally reported the Company's business as three reportable segments, principally, (1) imaging products and accessories, (2) imaging software, and (3) e-commerce. During fiscal 2000 and 1999, it is not practicable to discern revenues and operating results by segment due to the prior organizational structure and accounting systems.

Segment information for the year ended December 31, 2001is as follows:

                                  IMAGING
                                 PRODUCTS &      IMAGING        E-COMMERCE
                                ACCESSORIES     SOFTWARE

2001
    Revenues                     $1,973            $559            $920
    Operating income (loss)     (8,341)             387           (306)

Additional information regarding revenue by products and service groups is not presented because it is currently impracticable to do so due to various reorganizations of the Company's accounting systems. A comprehensive accounting system is being implemented that should enable the Company to report such information in the future. As of and during the years ended June 30, 2001, 2000, and 1999 no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

Net sales from principal geographic areas were as follows:

                                     2001            2000            1999
Europe                             $   82          $   28         $   981
Asia                                  633              23           1,530
Others                                 34              41             326
                                 ---------      ---------       ---------
Total export sales                    749              92         $ 2,837

Domestic sales                      2,703           2,330          14,310
                                 ---------      ---------       ---------
Total sales                         3,452          $2,422          17,147
                                 =========      =========       =========

Receivables from export sales at December 31, 2001 and 2000 were approximately $10 and $12 thousand, respectively.

NOTE 8. INCOME TAXES
--------------------

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

                                    2001            2000             1999

Current - State                 $      -        $      -        $    (23)

Deferred benefit                       -               -            (241)
                                --------        --------        --------
                                $      -        $      -            (264)
                                ========        ========        ========

The components of deferred income taxes are as follows at June 30:

                                                         2001          2000          1999
           Deferred tax assets
                Net operating loss carryforwards     $ 30,000      $ 25,000      $ 20,000
                Other                                     500           850         1,369
                                                     --------      --------      --------
                                                       30,500        25,850        21,369
           Valuation allowance                        (30,500)      (25,850)      (21,369)
                                                     --------      --------      --------
                                                     $      -      $      -      $      -
                                                     ========      ========      ========

The Company's federal and state net operating loss carryforwards expire in various years through 2016. The Company has made numerous equity issuances that could result in limitations on the annual utilization of the Company's net operating loss carryforwards. The Company has not performed an analysis to determine the effect of such changes.

The provision for income taxes results in an effective rate which differs from the federal statutory rate. A reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the years ended June 30:

                                                              2001         2000         1999
Benefit (provision) at federal statutory income tax rate    $ 2,808      $ 4,827     $ 8,544
Losses for which no current benefit is available             (2,808)      (4,827)     (8,544)
State income taxes                                                -            -         (23)
                                                            -------      -------     -------
                                                            $     -      $     -     $    23
                                                            =======      =======     =======

NOTE 9. COMMITMENTS AND CONTINGENCIES
-------------------------------------
LEASE COMMITMENT
----------------

The Company leases its operating facilities under a lease agreement that expires in October 2003. In addition, the Company leases other facilities and equipment under short-term leases. Total rental expense was approximately $457 thousand in fiscal 2001, $606 thousand in fiscal 2000, and $579 thousand in fiscal 1999.

Future minimum lease payments under this long-term non-cancelable operating lease was as follows:

YEAR ENDING JUNE 30,

2002                                               $    327
2003                                                    340
2004                                                    115
                                                   --------
                                                   $    782
                                                   ========

LEGAL MATTERS
-------------

On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. A motion to dismiss the lawsuit was granted on February 16, 2001 on our behalf and those individual defendants that have been served. However, on or about March 19, 2001, an amended complaint was filed by Nahid Nazarian Behfarin, Peter Cook, Stephen Domagala and Michael S. Taylor, on behalf of themselves and others similarly situated. On or about March 20, 2001, we once again filed a motion to dismiss the case along with certain other individual defendants. The motion was denied and an answer to the complaint has been filed on behalf of the company and certain individual defendants. We believe these claims are without merit and we intend to vigorously defend against them on our behalf as well as on behalf of the other defendants. The defense of this action has been tendered to our insurance carriers.

Throughout fiscal 1999, 2000 and 2001, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3 million. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars. The accompanying financial statements include an accrual of approximately $1,050,000 for judgments, costs, and fees.

Furthermore, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. Although it is not possible to determine the final outcome of these matters, the resulting liability, if any, could have a material adverse effect on the Company's operations or financial position.

NOTE 10. RELATED PARTY TRANSACTIONS
-----------------------------------

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

NOTE 11.  BUSINESS ACQUISITIONS
-------------------------------

Effective December 1, 2000, the Company acquired all of the outstanding shares of Eduadvantage.com in exchange for 3,500,000 of the Company's common stock. Eduadvantage.com is a California corporation that is primarily engaged in a web-based business. The acquisition has been accounted for as a purchase transaction. The following summarized the net assets acquired:

     Assets
       Receivables                                              $  79
       Equipment                                                    3
       Goodwill                                                   686
                                                                -----
                                                                  768

     Less assumption of liabilities                              (495)
                                                                -----
     Net assets acquired                                         $273
                                                                =====

The goodwill associated with the above acquisition is being amortized over a period of three years.

In December 2000, the Company entered into an agreement to acquire a majority interest in Quality Photographic Imaging, Inc. (OTCBB-QPIX) ("QPI"). The management of QPI has announced its intention to withdraw its recommendation to its shareholders that they approve the transaction. As of the date of this report, the acquisition agreement has not been approved by QPI shareholders.

NOTE 12.  DISCONTINUED OPERATIONS
---------------------------------

In fiscal 1999, the Company disposed of its wholly owned subsidiaries Prima, Inc. and McMican Corporation resulting in a loss of $1,087,000. These subsidiaries had no significant operating results in fiscal 1999.

NOTE 13.  SUBSEQUENT EVENTS
---------------------------
AUTHORIZED SHARES OF COMMON STOCK.
----------------------------------

On September 28, 2001, the Company's shareholders approved a Board proposal to amend the Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 200,000,000 to 500,000,000 shares.

AMENDMENT TO THE CERTIFICATE OF INCORPORATION.
----------------------------------------------

On September 28, 2001, the Company's shareholders authorized an amendment to the Certificate of Incorporation to: (i) effect a stock combination (reverse split) of the Company's common stock in an exchange ratio to be approved by the Board, ranging from one (1) newly issued share for each ten (10) outstanding shares of common stock to one (1) newly issued share for each twenty (20) outstanding shares of common stock (the "Reverse Split"); and (ii) provide that no fractional shares or scrip representing fractions of a share shall be issued, but in lieu thereof, each fraction of a share that any stockholder would otherwise be entitled to receive shall be rounded up to the nearest whole share. There will be no change in the number of the Company's authorized shares of common stock and no change in the par value of a share of Common Stock.

2001 STOCK OPTION AND STOCK PURCHASE PLANS.
-------------------------------------------

On September 28, 2001, the Company's shareholders approved the 2001 Stock Option Plan, pursuant to which 5,000,000 shares of common stock (subject to adjustment for the effect of the reverse stock split) will be reserved for issuance to eligible employees and directors of, and consultants to, the Company or any of its subsidiaries. Upon expiration, cancellation or termination of unexercised options, the shares of the Company's Common Stock subject to such options will again be available for the grant of options under the 2001 Stock Option Plan. Options granted under the 2001 Stock Option Plan may either be incentive or nonqualified stock options. On September 28, 2001, the Company's shareholders approved the 2001 Stock Purchase Plan, which enables eligible employees to purchase in the aggregate up to 2,500,000 shares of common stock (subject to adjustment for the effect of the reverse stock split) at not less than 85% of the fair market value on the date of purchase.

DEBT FINANCINGS.
----------------

In July 2001, the Company entered into a Convertible Note Purchase Agreement for $1,000,000, bearing an annual interest rate of 8%, due July 2004. The Note is convertible into the Company's common stock. In September 2001, the Company entered into a Convertible Promissory Note for $300,000, bearing an interest rate of 8%, due September 2004. The Note is convertible into the Company's common stock.

PART III
================================================================================

Pursuant to General Instruction G(3) to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A or an amendment to the Form 10-K within 120 days after June 30, 2001.

PART IV

================================================================================

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
----------------------------------------------------------------

(a)      DOCUMENTS FILED AS PART OF THIS FORM 10-K:
         (1) FINANCIAL STATEMENTS

         The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements on page 18.
         (2) FINANCIAL STATEMENT SCHEDULES:
         Financial Statement Schedules have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K.
               Form 8-K filed January 19, 2001
               Form 8-K filed July 26, 2001
 (c)     EXHIBITS.

         The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

3(a) Certificate of Incorporation of the Company, as amended, and currently in effect. See also below (Incorporated by reference to Exhibit 3(a) to 1988 Form 10-K) *

3(b) Certificate of Amendment of Certificate of Incorporation of the Company, filed February 8, 1995, as amended, and currently in effect (Incorporated by reference to Exhibit 3(b) to 1995 Form 10-K) *

3(c) Certificate of Amendment of Certificate of Incorporation of the Company, filed May 23, 1997, as amended, and currently in effect (Incorporated by reference to 1997 Form 10-K) *

3(d) Certificate of Amendment of Certificate of Incorporation, filed January 12, 1999, as amended and currently in effect (Incorporated by reference to Form 10-Q for the period ended December 31, 1998) *

3(e) Certificate Eliminating Reference to Certain Series of Shares of Stock from the Certificate of Incorporation, filed January 12, 1999, as amended and currently in effect (Incorporated by reference to Form 10-Q for the period ended December 31, 1998) *

3(f) By-Laws of the Company, as amended, and currently in effect (Incorporated by reference to Exhibit 3(b) to 1987 Form 10-K) *

3(g) Certificate of Amendment of Certificate of Incorporation, filed May 12, 2000, as amended and currently in effect **

4(a) Amended Certificate of Designation of Imaging Technologies Corporation with respect to the 5% Convertible Preferred Stock (Incorporated by reference to Exhibit 4(d) to 1987 Form 10-K) *

4(b) Amended Certificate of Designation of Imaging Technologies Corporation with respect to the 5% Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 4(b) to 1988 Form 10-K) *

4(c) Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Imaging Technologies Corporation (Incorporated by reference to Exhibit 4(c) to 1998 Form 10-K) *

4(d) Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series D Convertible Preferred Stock, filed January 13, 1999 (Incorporated by reference to Form 10-Q for the period ended December 31, 1998) *

4(e) Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series E Convertible Preferred Stock, filed January 28, 1999 (Incorporated by reference to Form 10-Q for the period ended December 31, 1998) *

10(a.1)  1988 Stock Option Plan for the Company (Incorporated by reference to
         Exhibit 10(g) to Exhibit 10(d) to 1989 Form 10-K) *


10(a.2) Amendment and restatement of 1988 Stock Option Plan (Incorporated by reference to Exhibit 10(d) to 1991 Form 10-K) *


10(a.3) Forms of Standard Non-Qualified and Incentive Stock Option Agreement for 1988 Stock Option Plan (Incorporated by reference to Exhibit 10(e) to 1991 Form 10-K) *

10(b) Form of Standard Warrant Agreement dated January 3, 1996 issued to Harry J. Saal as described in Note 6 to the 1996 Financial Statements (Incorporated by reference to Exhibit 10(o) to 1996 Form 10-KSB) *

10(c) Form of Standard Warrant and Consulting Agreement issued to consultants as described in Note 6 to the 1996 Financial Statements (Incorporated by reference to Form S-8 dated May 9, 1996, File Number 333-03375) *

10(d) Warrant to Purchase Stock between Imperial Bank and the Company dated June 23, 1998 (Incorporated by reference to Exhibit 10(w) to 1998 Form 10-K) *

10(e) Form of Warrant to Purchase Common Stock between buyers and the Company dated August 21, 1997 (Incorporated by reference to Exhibit 10(z) to 1998 Form 10-K) *

10(f) Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share dated January 13, 1999, between the Company and each of the applicable parties named in Exhibit 10(j) hereto (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended December 31, 1998) *

10(g) Form of Warrant to Purchase Shares of Common Stock of the Company at $.875 per share dated February 2, 1999, between the Company and each of the applicable parties named in Exhibit 10(n) hereto (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the period ended December 31, 1998) *

10(h) Form of Warrant to Purchase 50,000 shares of Common Stock of ITEC at $1.50 per share, dated March 5, 1999, between ITEC and Carmel Mountain Environmental L.L.C. (Incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-3 filed July 16, 1999, File No. 333-77629) *

10(i) Form of Warrant to Purchase 50,000 Shares of Common Stock of ITEC at $1.50 per share dated March 5, 1999, between ITEC and Carmel Mountain #8 Associates, L.P. (Incorporated by reference to Exhibit 4.10 to Amendment No. 2 to Form S-3 filed July 16, 1999, File No. 333-77629) *

10(j) Form of Warrant to Purchase 5,000 Shares of Common Stock of ITEC at $1.50 per share, dated March 5, 1999 between ITEC and John P. Mulder (Incorporated by reference to Exhibit 4.12 to Amendment No. 2 to Form S-3 filed July 16, 1999, File No. 333-77629) *

10(k) Form of Warrant to Purchase 5,000 Shares of Common Stock of ITEC at $1.50 per share, dated March 5, 1999 between ITEC and Steve Tiritilli (Incorporated by reference to Exhibit 4.13 to Amendment No. 2 to Form S-3 filed July 16, 1999, File No. 333-77629) *

10(l) Standard Industries/Commercial Single-Tenant Lease-Net, dated February 22, 1999 and addendum thereto, dated March 5, 1999, by and between Carmel Mountain #8 Associates, L.P. and ITEC (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the period ended March 31, 1999) *

10(m) Form of Warrant to Purchase 60,000 Shares of Common Stock of ITEC at $2.50 per share, dated June 23, 1998, between ITEC and Imperial Bank (Incorporated by reference to Exhibit 4.40 to Amendment No.2 to Form S-3 filed July 16, 1999, File No. 333-77629) *

10(n) Private Equity Line of Credit Agreement by and among certain Investors and the Company (Incorporated by reference to Form 8-K, filed July 26, 2000) *

10(o) Convertible Note Purchase Agreement dated December 12, 2000 between the Company and Amro International, S.A., Balmore Funds, S.A., and Celeste Trust Reg. (Incorporated by reference to Form 8-K, filed January 19, 2001. *

10(p) Convertible Note Purchase Agreement dated July 26, 2001 between the Company and Balmore Funds, S.A. (Incorporated by reference to Form 8-K filed August 2, 2001. *

10(q) Share Purchase Agreement, dated December 1, 2000, between ITEC and EduAdvantage.com, Inc. (Incorporated by reference to Form 10-Q for the period ended September 30, 2000) *

10(r) Agreement to Acquire Shares, dated December 1, 2000, between ITEC and Quik Pix, Inc. (Incorporated by reference to Form 10-Q for the period ended September 30, 2000) and subsequently cancelled. *

10(s) Agreement to Acquire Shares, dated December 17, 2000, between ITEC and Pen Internconnect, Inc. (Incorporated by reference to Form 10-Q for the period ended September 30, 2000) and subsequently cancelled. *

10(t) Share Purchase Agreement, dated December 1, 2000, between ITEC and EduAdvantage.com, Inc. (Incorporated by reference to Form 10-Q for the period ended September 30, 2000) *

10(u) Convertible Promissory Note dated September 21, 2001 between the Company and ** Stonestreet Limited Partnership.

10(v) Convertible Note Purchase Agreement dated September 21, 2001 between the Company and ** Stonestreet Limited Partnership

10(w) Registration Rights Agreement dated September 21, 2001 between the Company and ** Stonestreet Limited Partnership

10(x) Form of Warrant to Purchase 11,278,195 Shares of Common Stock of ITEC, dated September ** 21, 2001, between ITEC and Stonestreet Limited Partnership.

21       List of Subsidiaries of the Company **

23       Consent of Independent Accountants **

* Exhibit is incorporated by reference only and a copy is not included in this Form 10-K filing.

**       Filed herewith.

Exhibits 10(a.1), 10(a.2), and 10(a.3) are compensatory plans or arrangements.

The Company will furnish a copy of any exhibit to a requesting stockholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

SIGNATURES
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

             Date:October 12, 2001          IMAGING TECHNOLOGIES CORPORATION

                                            By:  /s/ BRIAN BONAR
                                               ---------------------
                                               Brian Bonar
                                               Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, Brian Bonar as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                                 TITLE                                       DATE
          ---------                                 -----                                       ----

/s/ Brian Bonar                      Chairman of the Board of Directors,                October 12, 2001
---------------                         Chief Executive Officer, and
Brian Bonar                            Acting Chief Financial Officer
                                      (PRINCIPAL EXECUTIVE OFFICER AND
                                        PRINCIPAL ACCOUNTING OFFICER)

/s/ Robert A. Dietrich                            Director                              October 12, 2001
-----------------------
Robert A. Dietrich

/s/ Eric W. Gaer                                  Director                              October 12, 2001
-----------------
Eric W. Gaer

/s/ Stephen J. Fryer                              Director                              October 12, 2001
---------------------
Stephen J. Fryer

/s/ Richard H. Green                              Director                              October 12, 2001
---------------------
Richard H. Green