Form 10-K/A
period 2001-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 2001-10-29
CIK 725394

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

                         COMMON STOCK, $0.005 PAR VALUE

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |_| No |X|

At October 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,950,743 based on the last trade price as reported by The NASD Electronic Bulletin Board. For purposes of this calculation, shares owned by officers, directors, and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At October 26, 2001, there were 176,812,265 shares of the registrant's Common Stock, $0.005 par value, issued and outstanding.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT EXECUTIVE OFFICERS

         The directors and executive officers of the Company, their ages and positions with the Company as of October 26, 2001 are as follows:

Name                              Age         Position
----                              ---         --------
Brian Bonar                     54          Chairman of the Board of Directors, President and Chief Executive Officer
Robert A. Dietrich              56          Director
Stephen J. Fryer                63          Director
Eric W. Gaer                    53          Director
Richard H. Green                65          Director
Philip J. Englund               57          Senior Vice President, General Counsel and  Secretary

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

         ROBERT A DIETRICH has served as a director of the Company since January 2000 and at the beginning of October 2001 began serving as the Company's Finance Director. Mr. Dietrich currently serves on the board of directors of CyberAir Communications, Inc., a privately held telecommunications company and Knowledge Foundations, Inc. (KNFD:OB), a knowledge management software company. He has served in executive capacities for these companies during the past five years. Since 1994 Mr. Dietrich has performed consulting and investment banking services for clients, primarily early stage technology companies. From 1990 to 1994 Mr. Dietrich was Managing Director and CFO for Ventana International, Inc., a venture capital and private investment banking firm. He is an accounting graduate from the University of Notre Dame, and holds an MBA from the University of Detroit.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The members of the Board, the executive officers of the Company and persons who hold more than 10 percent of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports which the Company received from such persons for their 2000 Fiscal Year transactions in the Common Stock and their Common Stock holdings, the Company, to the best of the Company's knowledge, believes that certain of the reporting requirements under Section 16(a) for such fiscal year were not met in a timely manner by its directors, executive officers and greater than 10 percent beneficial owners, including the following:

         Each of Messrs. Dietrich, Fryer, Gaer, and Green did not timely file a Form 3 with the SEC with respect to their becoming members of the Board of Directors of the Company; and each of Messrs. Bonar, Dietrich, Fryer, Gaer, Green, McKee and Englund did not timely file a Form 4 with the SEC with respect to transactions; and, in addition, did not timely file a Form 5 with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning the cash compensation and certain other compensation paid, awarded, or accrued, by the Company to the Company's Chief Executive Officer and the two most highly compensated executive officers who were serving at the end of Fiscal Year 2001, each of whose salary and bonus exceeded $100,000 for the Fiscal Year 2001 for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 1999, 2000 and 2001. The listed individuals shall be hereinafter referred to as the "Named Officers."

                           SUMMARY COMPENSATION TABLE
                                                                                          Long Term
                                                                    Compensation     Compensation Awards
                                                  Annual            ------------  -------------------------
                                  Fiscal     -------------------    Other Annual  Options/        Other
Name and Principal Position        Year       Salary      Bonus     Compensation  SARS(#)      Compensation
                                  ------     --------   --------    ------------  ---------    ------------
Brian Bonar                        2001     $ 243,333   $  --         $  --        625,000       $  --
Chairman, Board of Directors,      2000       178,333      --            --              0          --
President and C.E.O.               1999       250,570      --            --        850,000          --

Christopher W. McKee (1)           2001       175,000      --            --        415,000          --
Senior Vice President of           2000       104,125      --            --         76,000          --
Operations Worldwide               1999       127,044      --            --        100,000          --

Philip J. Englund                  2001       165,000      --            --        360,000          --
Senior Vice President, General     2000       102,500    20,250          --         96,000          --
Counsel and Secretary              1999        55,741      --            --         80,000          --

(1)  Mr. McKee resigned effective August 3, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information on Options/SARs granted in the 2001 Fiscal Year to the Named Officers.

                                                                                         ------------------------
                                                                                          Potential Realizable
                                                                                            Value at Assumed
                              Number of    Percent of Total                                Annual Rates of Stock
                             Securities     Options/SARs      Exercise                    Price Appreciation for
                             Underlying      Granted to        or Base                         Option Term (2)
                            Options/SARs     Employees in       Price     Expiration     ------------------------
      Name                 Granted (#)(1)    Fiscal Year      ($/share)       Date          5% ($)        10% ($)
-------------------        --------------    ------------     ---------   ----------     ----------    ----------
Brian Bonar                   5,000            22             $0.01        1/1/03       $12,500.00    $14,375.00

Christopher W. McKee          415,000          15              0.01        1/1/03         8,300.00      9,545.00

Philip J. Englund             165,000          13              0.01        1/1/03         7,200.00      8,280.00

(1) Warrants/options become exercisable monthly over a 3 year period from date of grant.

(2) Calculated based on the closing price of the Company's common stock on October 26, 2001, which was $0.028.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table provides information on option exercises in the 2001 Fiscal Year by the Named Officers and the value of such Named Officers' unexercised options at June 30, 2001. Warrants to purchase Common Stock are included as options. No stock appreciation rights were exercised by the Named Officers during the 2001 Fiscal Year, and no stock appreciation rights were held by them at the end of the 2001 Fiscal Year.

                                                        Number of Securities          Value of Unexercised
                                                        Underlying Unexercised     In-the-money Options/SARs
                                                     Options/SARs at FY-end (#)    At Fiscal Year End ($) (1)
                          Shares                     ---------------------------   ---------------------------
                        Acquired on       Value
        Name            Exercise (#)   Realized ($)  Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------   ------------   ------------  -----------   -------------   -----------   -------------
Brian Bonar             2,500,000       $115,750.59     625,000        0             36,250.00               0

Christopher W. McKee      476,000         31,089.08     415,000        0             24,070.00               0

Philip J. Englund         476,000         32,496.19     360,000        0             20,880.00               0

(1) At the 2001 Fiscal Year end, the closing price of the Common Stock on that date as quoted by the NASD Electronic Bulletin Board was $0.068.

COMPENSATION OF DIRECTORS

         Each member of the Board of Directors of the Company, who is not an employee of the Company, receives a monthly fee of $2,500 from the Company.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         None

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee currently consists of Messrs. Dietrich and Fryer. Neither of these individuals was an officer or employee of the Company at any time during the 2001 Fiscal Year.

         Brian Bonar serves on the Board of Directors of Pen Interconnect, Inc., whose President is Mr. Stephen J. Fryer, a member of the Compensation Committee of the Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the best of the Company's knowledge with respect to the beneficial ownership of Common Stock as of October 26, 2001, by (i) all persons who are beneficial owners of five percent (5 percent) or more of the Common Stock, (ii) each director, and (iii) all current directors and executive officers individually and as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                      Shares of
Beneficial Ownership of Common Stock                    Common         Percentage (1)
------------------------------------                    ------         --------------
Brian Bonar (2)                                         26,625,000         15.1
Robert A. Dietrich (3)                                   6,000,000          3.4
Stephen J. Fryer (3)                                     6,000,000          3.4
Eric W. Gaer (3)                                         6,000,000          3.4
Richard Green (3)                                        6,000,000          3.4
Philip Englund (4)                                       7,848,000          4.4
All current directors and executive officers
 (group of 6) (5)                                       58,473,000         33.1

(1) Percentage of ownership is based on 176,812,265 shares of Common Stock outstanding on October 26, 2001. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after October 26, 2001 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

(2) Includes 26,625,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 26, 2001.

(3) Includes 6,000,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after October 26, 2001.

(4) Includes 7,836,000 shares issuable upon exercise of options and warrants that are currently exercisable or will become exercisable within 60 days after October 26, 2001.

(5) Includes 58,461,000 shares issuable upon exercise of options and warrants that are currently exercisable or will become exercisable within 60 days after October 26, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company pays Arroyo Development Corporation, owned by Mr. Eric Gaer, a member of the Board of Directors, monthly consulting fees in the amount of five thousand dollars ($5,000).

                                    FORM 10-K

         The Company filed an Annual Report on Form 10-K with the SEC on or about October 5, 2001. Stockholders may obtain a copy of this report, without charge, by writing to Philip J. Englund, Senior Vice President and General Counsel of the Company, at the Company's principal executive offices located at 15175 Innovation Drive, San Diego, California 92128-3401.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMAGING TECHNOLOGIES CORPORATION


October 29, 2001                    By:    /s/ Brian Bonar
                                           ----------------------------------
                                           Name:  Brian Bonar
                                           Title: Chairman of the Board of
                                                    Directors, President and CEO