Form 10-Q
period 2001-09-30
IMAGING TECHNOLOGIES CORP/CA
filed 2001-11-14
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2001
                                       or
                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of November 13, 2001 was 205,978,931.

                                                                            PAGE

PART I - FINANCIAL INFORMATION

       ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets
         September 30, 2001 (unaudited) and June 30, 2001 (audited)            2

       Consolidated Statements of Operations
         Three months ended September 30, 2001 and 2000 (unaudited)            3

       Consolidated Statements of Cash Flows
         Three months ended September 30, 2001 and 2000 (unaudited)            4

       Notes to Consolidated Financial Statements.                             5


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                            7

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                   14

PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                             14

       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     14

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               14

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

       ITEM 5.  OTHER INFORMATION                                             15

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              15


SIGNATURES                                                                    16

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2001 AND JUNE 30, 2001
                        (in thousands, except share data)

                                     ASSETS


                                                                      9/30/01           6/30/01
Current assets
   Cash                                                              $     36           $    35
   Accounts receivable                                                    574                58
   Inventories                                                            140                50
   Prepaid expenses and other                                             273               259
                                                                     --------           -------
          Total current assets                                          1,023               402

Goodwill, net                                                             569               569
Property and Equipment, net                                               152               241

                                                                     $  1,744           $ 1,212
                                                                     ========           =======


              LIABILITIES AND SHAREHOLDERS' NET CAPITAL DEFICIENCY

Current liabilities
   Borrowings under bank notes payable                               $  4,018           $ 4,318
   Short-term debt                                                      4,606             3,379
   Accounts payable                                                     5,498             6,450
   Accrued expenses                                                     4,914             3,175
                                                                     --------           -------
          Total current liabilities                                    19,036            17,322
                                                                     --------           -------
Stockholders' net capital deficiency
   Series A preferred stock, $1,000 par value, 7,500 shares
    authorized, 420.5 shares issued and outstanding                       420               420
   Common stock, $0.005 par value, 500,000,000 shares
    Authorized; 170,901,065 shares issued and outstanding
    at June 30, 2001; 170,958,065 at September 30, 2001                   865               864
   Common stock warrants                                                  541               475
   Paid-in capital                                                     69,479            69,472
   Shareholder loans                                                     (105)             (105)
   Accumulated deficit                                                (88,492)          (87,236)
                                                                     --------           -------
          Total shareholders' net capital deficiency                  (17,292)          (16,110)
                                                                     --------           -------
                                                                     $  1,744           $ 1,212
                                                                     ========           =======

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                        (in thousands, except share data)


                                                                 2001                2000
Revenues
  Sales of products                                         $   1,057           $     660
  Licenses and royalties                                           21                 177
                                                            ---------           ---------
                                                                1,078                 837
                                                            ---------           ---------
Costs and expenses
  Cost of products sold                                           598                 443
  Selling, general, and administrative                          1,413               2,351
  Research  and development                                        72                 239
                                                            ---------           ---------
                                                                2,083               3,033
                                                            ---------           ---------
Loss from operations                                           (1,005)             (2,196)
                                                            ---------           ---------
Other income (expense):
  Interest and finance costs, net                                (177)               (182)
  Other                                                            --                  --
                                                            ---------           ---------
                                                                 (177)               (182)
                                                            ---------           ---------
Loss before income taxes                                       (1,182)             (2,378)

Income tax benefit (expense)                                       --                  --
                                                            ---------           ---------

Net loss                                                    $  (1,182)          $  (2,378)
                                                            =========           =========
Earnings (loss) per common share
  Basic                                                     $   (0.01)          $   (0.02)
                                                            =========           =========
  Diluted                                                   $   (0.01)          $   (0.02)
                                                            =========           =========

Weighted average common shares                                170,984             103,160
                                                            =========           =========
Weighted average common shares - assuming dilution            170,984             103,160
                                                            =========           =========


                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                        (in thousands, except share data)

                                                                        2001              2000
                                                                        ----              ----
Cash flows from operating activities
   Net loss                                                         $ (1,182)          $(2,378)
   Adjustments to reconcile net loss to net
     cash from operating activities
        Depreciation and amortization                                     16                72
        Stock issued for services                                         73               450
        Changes in operating assets and liabilities
           Accounts receivable                                          (516)             (197)
           Inventories                                                   (90)              138
           Prepaid expenses and other                                    (14)              132
           Accounts payable and accrued expenses                         787               729
                                                                    --------           -------
               Net cash from (used by) operating activities             (926)           (1,054)
                                                                    --------           -------

Cash flows from investing activities
   Capital expenditures                                                   --               (55)
                                                                    --------           -------
           Net cash from (used by) investing activities                   --               (55)
                                                                    --------           -------
Cash flows from financing activities
   Net borrowings under bank notes payable                              (300)             (300)
   Issuance of other notes payable                                     1,227               250
   Net proceeds from issuance of common stock                             --             1,213
                                                                    --------           -------
               Net cash from financing activities                        927             1,163
                                                                    --------           -------

Net increase (decrease) in cash                                            1                54
   Cash, beginning of period                                              35               291
                                                                    --------           -------
   Cash, end of period                                              $     36           $   345
                                                                    ========           =======
Supplemental disclosure of cash flow information
   Cash paid during the period for interest                         $     --           $    --
   Cash paid during the period for income taxes                     $     --           $   182


                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)
                                   (unaudited)

Note 1.  Basis Of Presentation

The accompanying unaudited consolidated condensed financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended June 30, 2001, 2000, and 1999 included in the Company's annual report on Form 10-K filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Note 2.  Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2001, and for the year then ended, the Company has experienced a net loss and has deficiencies in working capital and net worth that raise substantial doubt about its ability to continue as a going concern. On August 20, 1999, at the request of Imperial Bank, the Company's primary lender, the Superior Court of San Diego appointed an operational receiver who took control of the Company's day-to-day operations on August 23, 1999. On June 21, 2000, in connection with a settlement agreement reached with Imperial Bank, the Superior Court of San Diego issued an order dismissing the operational receiver.

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


                                            Earnings (loss)        Shares           Per-Share
                                              (Numerator)       (Denominator)        Amount
September 30, 2000
  Net loss                                   $      (2,378)
   Preferred dividends                                  (6)
                                             -------------
  Basi and diluted EPS                       $      (2,384)      103,160           $ (0.02)

September 30, 2001
  Net loss                                   $      (1,141)
   Preferred dividends                                  (6)
                                             -------------
  Basic and diluted EPS                      $      (1,147)      170,985           $ (0.01)
                                             =============       =======           =======



Note 4.  Inventories
                                                               September 30,      June 30,
                                                                   2001             2001
     Inventories
         Materials and supplies                                 $     10          $     10
         Finished goods                                              130                40
                                                                ---------         --------
                                                                $    140          $     50
                                                                =========         ========


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

     Since the removal of the court appointed operational receiver in June 2000, the Company has been working to reduce costs though the reduction in staff and the suspension of certain research and development programs, such as the design and manufacture of controller boards and printers. The Company began a program to reduce its debt through debt to equity conversions. Management continues to pursue the acquisition of businesses that will grow the Company's business.

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

Restructuring and New Business Units

     In July 2001, the Company suspended its printer controller manufacturing operations in favor of re-selling products from other companies to its customers.

Acquisition and Sale of Business Units

Subsequent to the period ended September 30, 2001, on October 25, 2001, the Company acquired certain assets from three employees. These assets, related to the Company's office products and services business activities, represent an aggregate of $260,000 and include inventories, fixed assets, and accounts receivable. The purchase price of the assets was 7,500,000 shares of ITEC common stock, determined by the market price of ITEC common stock at the date of acquisition. The Company has agreed to register these shares.

Subsequent to the period ended September 30, 2001, on November 12, 2001, the Company acquired all of the outstanding shares of SourceOne, Inc. ("SourceOne") from Neotactix, Inc. for 10,000,000 shares of ITEC common stock. These shares will be registered by the Company subsequent to filing of audited financial statements related to the acquisition on Form 8-K within 60 days of this filing.

The acquisition price also included the assumption of $750,000 in payments due SourceOne from Neotactix. ITEC paid $250,000 in cash at Closing. These funds were provided by outside investors in exchange for 13,888,890 shares of ITEC common stock. The balance is payable in cash or stock on a quarterly payment schedule beginning in April 2002. The Company has agreed to register all shares subsequent to filing of audited financial statements related to the acquisition on Form 8-K within 60 days of this filing.

The purchase price was determined through analysis of SourceOne's recent, unaudited financial performance. SourceOne, through September 30, 2001, had losses of approximately $220 thousand on 6-month revenues of approximately $25 million. The total purchase price of $750 thousand in cash plus the payment of 10,000,000 shares of ITEC common stock, was arrived at through negotiations. The assets of SourceOne consist of cash, accounts receivable, and pre-paid insurance premiums.

SourceOne is a professional employer organization ("PEO") that provides comprehensive personnel management services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management.

The Company will report this transaction, including audited financial statements of SourceOne, on Form 8-K within 60 days of this report.

RESULTS OF OPERATIONS NET REVENUES

     Revenues were $1.08 million and $837 thousand for the quarters ended September 30, 2001 and 2000, respectively. The 29% increase in sales was due primarily to the change in the Company's strategy to sell several brands of office equipment rather than complete reliance on its own branded products. As a residual component of this strategic shift, revenues from licenses and royalties related to Company-developed technologies decreased by $156 thousand or 89% for the quarter ended September 30, 2001 and compared to the prior year.

COST OF PRODUCTS SOLD

     Cost of products sold were $598 thousand or 57% of products sales and $443 thousand or 67% of product sales for the quarters ended September 30, 2001 and 2000, respectively. The percentage decrease in 2001 as compared to 2000 was primarily due to lower margins for purchased products as compared to products that the Company had, in the previous year, developed and manufactured under its own brand name, as well as the amortization of capitalized software recognized in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $ 1.4 million or 128% of total revenues and $2.4 million or 281% of total revenues for the quarters ended September 30, 2001 and 2000, respectively. Such expenses decreased by $1 million or 42% for the period ended September 30, 2001 as compared to the previous year. Selling, general and administrative expenses consisted primarily of general corporation functions, salaries, facilities, and fees for professional services, including legal expenses. The decrease in selling, general and administrative expenses in the period ended September 30, 2001 as compared to the year-earlier period was due primarily to management's reduction of associated activities, including reductions in personnel, marketing expenses, and facilities.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $72 thousand or 7% and $239 thousand or 29% of total revenue for the quarters ended September 30, 2001 and September 30, 2000. The decrease in expenses in 2001 compared to 2000 resulted from reductions in research and development activity during the period. Due to ongoing shortages in working capital, the Company has discontinued its development activities related to its own, branded products and the sale of engineering development contracts.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities.

     In the near-term, the Company must rely on generating the majority of its cash from the sale of equity securities. To address these needs, the Company has, and plans to continue to sell both equity and debt securities. Additionally the Company must produce profitable and cash flow positive operations and reduce its dependence upon equity and debt financings.

     As of September 30, 2001, the Company had negative working capital of approximately $18 million compared to negative working capital of $16.9 million for the year ended June 30, 2001, a decrease of approximately $1.1 million. The decrease is primarily due to the operating loss for the period..

     During the period ended September 30, 2001, the Company placed $1.2 million of notes payable debt in order to finance operations. Without additional funding, through both equity and debt financing in the near future, sufficient to satisfy the creditors of the Company, as well as providing working capital for the Company, the Company will have to further curtail its operations or cease to operate. The Company continues to actively work with entities capable of providing such funding.

     Net cash used in operating activities decreased by $128 thousand during the quarter ended September 30, 2001, from $1.05 million during the quarter ended September 30, 2000, due primarily to reductions in operating expenses.

     No cash was used in investing activities during the quarter ended September 30, 2001. $55 thousand was used during the quarter ended September 30, 2000. The decrease was due to lack of cash to make such investments.

     Net cash from financing activities decreased by $236 thousand during the quarter ended September 30, 2001, from $1.2 million during the year-earlier quarter. The decrease was due primarily to a reduction in the amount of debt and equity securities sold during the period ended September 30, 2001 compared to the year-earlier period, which has been the principal source of liquidity for the Company.

     The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock) carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at September 30, 2001, was approximately $315 thousand.

     The Company has no material commitments for capital expenditures.

     The Company's capital requirements depend on numerous factors, including market acceptance of the products we sell, the resources the Company devotes to marketing and selling products and services, and other factors. The Company anticipates that its capital requirements will increase in future periods as it continues to increase its sales and marketing efforts. The report of the Company's independent auditors accompanying the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "Risks and Uncertainties--Future Capital Needs."

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

     We intend to pursue international markets as key avenues for growth and to increase the percentage of sales generated in international markets. In our 2001, 2000, and 1999 fiscal years, sales outside the United States represented approximately 72%, 2%, and 56% of our net sales, respectively. We expect sales outside the United States to continue to represent a significant portion of our sales. As we continue to expand our international sales and operations, our business and overall financial performance may be adversely affected by the factors stated above.

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

     IF OUR WORLDWIDE DISTRIBUTORS REDUCE OR DISCONTINUE SALES OF OUR PRODUCTS, OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED. Our products are marketed and sold through a distribution channel of value added resellers, manufacturers' representatives, retail vendors, and systems integrators. We have a network of dealers and distributors in the United States and Canada, in the European Community and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. We support our worldwide distribution network and end-user customers through operations headquartered in San Diego. As of November 8, 2001, we directly employed 18 individuals involved in marketing and sales activities.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     PRIVATE PLACEMENTS

     On July 26, 2001, the Company entered into a convertible note purchase agreement with an investor whereby we sold to the investor a convertible promissory note in the aggregate principal amount of $1,000,000 bearing interest at the rate of eight percent (8%) per annum, due July 26, 2004, convertible into shares of our common stock. Interest is payable, at the option of the investor, in cash or shares of our common stock. The note is convertible into such number of shares of our common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $.065 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, we issued a warrant to the investor to purchase 15,384,615 shares of our common stock at an exercise price equal to $.065 per share. The investor may exercise the warrant through July 26, 2006. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     On September 21, 2001, the Company entered into a convertible note purchase agreement with an investor whereby we sold to the investor a convertible promissory note in the aggregate principal amount of $300,000 bearing interest at the rate of eight percent (8%) per annum, due September 21, 2004, convertible into shares of our common stock. Interest is payable, at the option of the investor, in cash or shares of our common stock. The note is convertible into such number of shares of our common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $.0266 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, we issued a warrant to the investor to purchase 11,278,195 shares of our common stock at an exercise price equal to $.038 per share. The investor may exercise the warrant through September 21, 2006. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Common Stock Warrants

During the quarter, the Company issued warrants to directors and certain officers to purchase up to 55,000,000 shares of its common stock at an exercise price equal to $0. 02 per share. The value of these warrants for non-officer directors is estimated at $66,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

During the period ended September 30, 2001, Christopher McKee, the Company's President and Chief Operating Officer resigned his positions with the Company.

Acquisition of Assets

Subsequent to the period ended September 30, 2001, on October 25, 2001, the Company acquired certain assets from three employees. These assets, related to the Company's office products and services business activities, represent an aggregate of $260,000 and include inventories, fixed assets, and accounts receivable. The purchase price of the assets was 7,500,000 shares of ITEC common stock, determined by the market price of ITEC common stock at the date of acquisition. The Company has agreed to register these shares.

Acquisition of Shares

Subsequent to the period ended September 30, 2001, on November 12, 2001, the Company acquired all of the outstanding shares of SourceOne, Inc. ("SourceOne") from Neotactix, Inc. for 10,000,000 shares of ITEC common stock. These shares will be registered by the Company subsequent to filing of audited financial statements related to the acquisition on Form 8-K within 60 days of this filing.

The acquisition price also included the assumption of $750,000 in payments due SourceOne from Neotactix. ITEC paid $250,000 in cash at Closing. These funds were provided by outside investors in exchange for 13,888,890 shares of ITEC common stock. The balance is payable in cash or stock on a quarterly payment schedule beginning in April 2002. The Company has agreed to register all shares subsequent to filing of audited financial statements related to the acquisition on Form 8-K within 60 days of this filing.

The purchase price was determined through analysis of SourceOne's recent, unaudited financial performance. SourceOne, through September 30, 2001, had losses of approximately $220 thousand on 6-month revenues of approximately $25 million. The total purchase price of $750 thousand in cash plus the payment of 10,000,000 shares of ITEC common stock, was arrived at through negotiations. The assets of SourceOne consist of cash, accounts receivable, and pre-paid insurance premiums.

SourceOne is a professional employer organization ("PEO") that provides comprehensive personnel management services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management.

The Company will report this transaction, including audited financial statements of SourceOne, on Form 8-K within 60 days of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

     10(a) Asset Purchase Agreement, dated October 25, 2001, among the Company and Lisa Lavin, Gary J. Lavin, and Roland A. Fernando.

     10(b)  Acquisition  Assignment  Agreement,   dated  November  12,  2001,
            between the Company and Neotactix, Inc.

     10(c) Acquisition Agreement, dated November 12, 2001, among Neotactix, Inc., SourceOne Group, Inc.,and certain stockholders of SourceOne Group, Inc.

(b)   Reports on Form 8-K

        None.

SIGNATURES
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001

IMAGING TECHNOLOGIES CORPORATION (Registrant)

By: /s/ Brian Bonar

-------------------------------------

Brian Bonar
Chairman, Chief Executive Officer, and Chief Accounting Officer

                                  EXHIBIT 10(a)
--------------------------------------------------------------------------------
                            ASSET PURCHASE AGREEMENT

PARTIES:

This Agreement is made and entered into this 25th day of October 2001 by and between Lisa and Gary J. Lavin, residing at 3725 Wellborn Street, San Diego, California 92103, and Roland A. Fernando, residing at 3151 Wheeling Lane, Bonita, California 91902, individuals (collectively, the "SELLERS"), and Imaging Technologies Corporation, a Delaware corporation, with its principal offices at 15175 Innovation Drive, San Diego, California 92128 ("ITEC").

RECITALS:

     A. SELLERS own certain assets, acquired through the execution of an agreement between Color Systems, Inc. ("CSI"), Digital Print Integrated, Inc. ("DPI") and certain individuals (the "OCTOBER 2001
          AGREEMENT), which consist of accounts receivable, inventories, and fixed assets related to the business operations of DPI, including the sale of office machines such as printers, copiers, plotters, and similar equipment.

     B. ITEC desires to purchase from SELLERS, and SELLERS desire to sell to ITEC, substantially all of such assets, which are described more specifically described in EXHIBIT A attached hereto, upon the terms and conditions of this Agreement.

AGREEMENT;

NOW THEREFORE, in consideration of the mutual covenants and promises contained herein, and for other good and valuable considerations, the receipt and adequacy of which is hereby acknowledged, the parties hereto agree as follows:

I.   DEFINITIONS

     A.   "ACCOUNTS   RECEIVABLE"  shall  mean  open,  unpaid  invoices,   lease
          receivables, and unapplied credit memos identified in EXHIBIT A as of the date of the Closing.

     B. "FIXTURES AND EQUIPMENT" shall mean the workbenches, shelving, computers used in conjunction with operating the DPI business, and other equipment identified in EXHIBIT A hereto as of the date of the Closing.

     C. "PURCHASED ASSETS" shall mean all of the assets identified in EXHIBIT A hereto.

II.  SALE OF ASSETS

     At Closing of the sale ("Closing"), SELLERS shall sell, assign, convey, and deliver to ITEC the Purchased Assets, free and clear of all liabilities, obligations, liens, security interests, and encumbrances of any kind.

III. CLOSING

     The Closing shall take place at ITEC's offices on October 26, 2001 at 10:00 a.m. Pacific Time. At the Closing, SELLERS shall deliver to ITEC such bills of sale, endorsements, assignments, and other good and sufficient instruments of transfer and conveyance as shall be effective to vest in ITEC good and marketable title to the Purchased Assets as provided in this Agreement.

IV   PURCHASE PRICE

     The Purchase  Price for the  Purchased  Assets  shall be Two Hundred  Sixty
Thousand Dollars ($260,000.00) to be paid to SELLERS in the form of Seven Million Five Hundred Thousand (7,500,000) shares of ITEC common stock (the "Shares"). ITEC agrees that it will file a registration statement for the Shares with the U.S. Securities and Exchange Commission ("SEC") within thirty (30) days of the Closing.

V    ALLOCATION OF PURCHASE PRICE

     Thirty-five percent (35%) of the Shares are to be issued to Lisa Lavin, thirty-five percent (35%) to Gary J. Lavin, and thirty percent (30%) to Roland
A. Fernando. Such allocation shall be made in accordance with all applicable provisions of the Internal Revenue Code and both SELLERS and ITEC agree to file any applicable documents and/or forms with the Internal Revenue Service.

VI   FURTHER ASSURANCES

     From time to time, at ITEC's request, whether at or after the Closing, and without further consideration, SELLERS will execute and deliver such further instruments of conveyance and transfer and take such other action as ITEC reasonably may require more effectively to convey and transfer to ITEC any of the Purchased Assets.

VII  REPRESENTATIONS AND WARRANTIES OF SELLERS

     SELLERS represent, warrant, and covenant to and with ITEC, as of the date of the Closing, as follows:

     A. SELLERS know of no and have not been informed of any material consent, approval, or authorization of, or declaration, filing or registration with any governmental or regulatory authority, or any other person or entity, which is required to be made or obtained by SELLERS in connection with the execution, delivery, and performance of this Agreement, and the consummation of the transactions contemplated hereby.

     B. Neither SELLERS nor any affiliate of SELLERS has entered into or will enter into any contract, agreement, arrangement, or understanding with any person or firm, which will result in the obligation of ITEC to pay any finder's fee, brokerage commission, or similar payment in connection with the transactions contemplated hereby.

     C. SELLERS currently have and will have and will transfer to ITEC at Closing good and marketable title to all of the Purchased Assets, free and clear of all mortgages, pledges, liens, security interests, conditional sales agreements, charges, encumbrances, restrictions, and equities, other than as expressly assumed by ITEC herein.

     D. There are no material actions, suits, claims, proceedings, or investigations pending or, to the best knowledge of SELLERS, threatened against or affecting the Purchased Assets, at law or in equity, or before or by any federal, state, municipal, or other governmental court, department, commission, boards, bureau, agency or instrumentality.

     E. The Fixtures and Equipment are being purchased in an "as is" condition.

     F. All of the representations and warranties pursuant to this Agreement will survive execution and delivery hereof for a period of one (1) year. No remedies otherwise available upon breach of a representation or warranty will be diminished by any investigation by or on behalf of a party. Notice or acknowledgment of a breach of a representation and warranty by a party, in the context of the Closing, will not affect the rights of a party to participate in the Closing and reverse its rights with respect to such breach.

VIII REPRESENTATIONS OF ITEC

     ITEC represents, warrants, and covenants to and with SELLERS, as of the date of the Closing as follows:

     A. ITEC is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, and has full corporate power and authority to conduct its business as it is presently being conducted and to own and lease its properties and assets.

     B. ITEC has all necessary corporate power and authority, and has taken all corporate action necessary to enter into this Agreement, to consummate the transactions contemplated hereby, and to perform its obligations hereunder. This Agreement has been duly executed and delivered by ITEC and constitutes a legal, valid, and binding obligation of ITEC, enforceable against ITEC in accordance with its respective terms.

     C. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby will result in
          (1) a violations of or a conflict with any of the provisions of the Certificate of Incorporation or Bylaws of ITEC, (2) a violation by ITEC of any statute, rule, regulation, ordinance, code, order, judgment, writ, injunction, decree or award, which violation would have a material adverse effect on ITEC's ability to consummate the transactions contemplated hereby.

     D. ITEC knows of no, and has not been informed of any, consent, approval, or authorization of, or declaration, filing, or registration with any governmental or regulatory authority, or any other person or entity, which is required to be made or obtained by ITEC in connection with the execution, delivery, and performance of this Agreement and the consummation of the transactions contemplated hereby.

     E. Neither ITEC nor any affiliate of ITEC have entered into or will enter into any contract, agreement, arrangement, or understanding with any person or firm, which will result in the obligation of SELLERS to pay any finder's fee, brokerage commission, or similar payment in connection with the transactions contemplated hereby.

IX   BULK SALES

     ITEC hereby waives all notices and filings in complying with the provisions of Article 6 of the California Uniform Commercial Code - Bulk Transfer - relating to bulk transfers in connection with the transactions contemplated by this Agreement and SELLERS hereby indemnify ITEC against any liabilities resulting from such waiver.

X    INDEMNIFICATIONS

     A. By SELLERS: It is specifically acknowledged that ITEC does not assume and will not be responsible for any liabilities of SELLERS. SELLERS shall indemnify and hold harmless ITEC against and in respect of any damage or deficiency, including reasonable attorneys' fees and costs, resulting from any material break of representation or warranty herein, or non-fulfillment of any agreement on the part of SELLERS under this Agreement.

     B. By ITEC: ITEC agrees that, on and after the date hereof, it shall indemnify and save and hold harmless SELLERS from and against any and all damages, including reasonable attorneys' fees and costs, incurred in connection with or arising out of or resulting from (1) any material breach of any covenant or warranty, or the inaccuracy of any representation, made by ITEC in or pursuant to this Agreement; or (2) any liability, obligation, or commitment of ITEC relating in any way to the Purchased Assets.

XI   PUBLICITY

     ITEC shall approve any public announcement and/or press release concerning this transaction.

XII  EXPENSES

     Each party shall pay its respective expenses, taxes, charges, and liabilities incurred in connection with or arising out of this Agreement, including, without limitation thereto, counsel fees, accounting fees, and other expenses related to the assignment and delivery in place of the Purchased Assets to ITEC.

XIII NOTICES

     Unless otherwise provided herein, any notices, request, instruction, or other document to be given hereunder by either party to the other shall be in writing and delivered personally or mailed by certified mail, postage prepaid, return receipt requested (such as mailed notice to be effective on the date such receipt is acknowledged or refused), to the addresses of the parties written hereinabove, or at such other addresses or designation as is provided by one party to the other in writing.

XIX  CHOICE OF LAW

     This Agreement shall be construed, interpreted, and the rights of the parties determined in accordance with the laws of the State of California.

XX   ENTIRE AGREEMENT; AMENDMENTS AND WAIVERS

     This Agreement, together with all exhibits and schedules hereto, constitutes the entire agreement between the parties pertaining to the subject matter hereof and supersedes all prior agreements, understandings, negotiations, and discussions, whether oral or written. No supplement, modification, or waiver of this Agreement shall be binding unless executed in writing by the party to be bound thereby. No waiver of any provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar), nor shall such waiver constitute a continuing waiver unless otherwise expressly provided.

XXI  MULTIPLE COUNTERPARTS

     This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together constitute one and the same instrument.

XXII INVALIDITY

     In the event that any one or more of the provisions contained in this Agreement or in any other instrument referred to herein shall, for any reason, be held to be invalid, illegal, or unenforceable in any respect, then, to the maximum extent permitted by law, such invalidity, illegality, or unenforceability shall not affect any other provision of this Agreement or any other such instrument.

XXIII TITLES

     The titles, captions, or headings of the Articles and Sections herein are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.

XXIV CONFIDENTIAL INFORMATION

     In connection with the negotiation of this Agreement, each party acknowledged that it has had access to confidential information relating to the other party. Each party shall treat such information as confidential, preserve the confidentiality thereof, and not duplicate or make use of any other such information, except to advisors, consultants, lenders, and affiliates in connection with the transactions contemplated hereby or pursuant to, or as required by law. If the transaction is not closed, each party shall return to the other all confidential information in tangible form, belonging or relating to the other party, or provide a certificate of destruction of such material acceptable to the other party.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed on their respective behalf, by their respective officers thereunto duly authorized, all as of the day and year first above written.


LISA LAVIN


------------------------------


GARY J. LAVIN


------------------------------


ROLAND A. FERNANDO


------------------------------


IMAGING TECHNOLOGIES CORPORATION


------------------------------------
Brian Bonar
Chief Executive Officer

                                  EXHIBIT 10(b)
--------------------------------------------------------------------------------

                        ACQUISITION ASSIGNMENT AGREEMENT

     This Acquisition Assignment Agreement ("Agreement") is made between Imaging Technologies Corp. ("Itec") and Neotactix, Inc. ("Neotactix") as of November 8, 2001.

     A. Neotactix has entered into an Acquisition Agreement ("Acquisition Agreement") with SourceOne Group, Inc. ("SourceOne"), and its sole shareholder, Parvez Gondal. Pursuant to the Acquisition Agreement, Neotactix will acquire 100% of the outstanding shares ("SourceOne Shares") of SourceOne from Parves Gondal.

     B. Itec desires to acquire the business of SourceOne. Neotactix desires to transfer the SourceOne Shares to Itec in exchange for shares in Itec. As part of such transaction, Scott W. Absher and George LeFevre intend to enter into employment agreements with SourceOne.

     Wherefore, in consideration of the premises and covenants set forth in this Agreement, the parties agree as follows:

     1. Assignment of Acquisition Agreement. Neotactix hereby assigns, transfers, and conveys to Itec all of its rights and delegates to Itec all of its obligations under the Acquisition Agreement. Itec hereby purchases and accepts the assignment, transfer, and conveyance of the rights and accepts the delegation of the obligations of Neotactix under the Acquisition Agreement.

     2. Consideration. (a) As additional consideration, Itec shall issue to Neotactix or its designees the amount of ten million (10,000,000) shares of common stock of Itec ("Consideration Shares"). When issued, the Consideration Shares shall be registered and freely tradeable. Itec shall use its best efforts to include such Consideration Shares in the Form S-2 registration statement currently pending before the Securities and Exchange Commission. If Itec is not able to include the Consideration Shares in such registration statement, then Neotactix or its designees shall have the right to require Itec to register the shares within a 180 day period on a form for which Itec is eligible. Itec shall use its best efforts to cause such registration statement to become effective.

         (b) As additional consideration, Itec shall pay to Neotactix the sum of $250,000 upon the execution of this Agreement.

     3. Representations and Warranties of Neotactix. Neotactix represents and warrants that:

         (a) Neotactix is a corporation duly organized, validly existing, and in good standing under the laws of the state of Nevada. It has all requisite corporate power, franchises, licenses, permits, and authority to own its properties and assets and to carry on its business as it has been and is being conducted.

         (b) Neotactix has all requisite power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery by the Neotactix of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on the parts of Neotactix, including the approval of the Board of Directors of Neotactix. This Agreement has been duly executed and delivered by the Neotactix constitutes a valid and binding obligation of each Party enforceable in accordance with its terms, except that such enforceability may be subject to: (a) bankruptcy, insolvency, reorganization, or other similar laws relating to enforcement of creditors' rights generally; and (b) general equitable principles. The execution and delivery of this Agreement do not, and the consummation of the transactions contemplated hereby will not, conflict with or result in any violation of, or default (with or without notice or lapse of time, or both) under, or give rise to a right of termination, cancellation, or acceleration of any obligation, or to loss of a material benefit under, or the creation of a lien, pledge, security interest, charge, or other encumbrance on any assets of any of the Parties (any such conflict, violation, default, right, loss, or creation being referred to herein as a "Violation") pursuant to: (i) any provision of the organization documents of the Parties; or (ii) any loan or credit agreement, note, bond, mortgage, indenture, contract, lease, or other agreement, or instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule, or regulation applicable to Neotactix respective properties or assets, other than in the case of any such Violation which individually or in the aggregate would not have a material adverse effect on Neotactix.

         (c) Neotactix will at the time of the Closing own all outstanding shares of SourceOne free and clear of all encumbrances except the encumbrances in connection with the Acquisition Agreement and the Stock Pledge Agreement executed in connection with the Acquisition Agreement. Neotactix has not sold, hypothecated, loaned, encumbered, transferred, or granted option or other rights on or in the SourceOne Shares.

     4. Representations and Warranties of Itec. Itec represents and warrants that:

          (a) Itec is a corporation duly organized, validly existing, and in good standing under the laws of the state of Delaware. It has all requisite corporate power, franchises, licenses, permits, and authority to own its properties and assets and to carry on its business as it has been and is being conducted.

          (b) Itec has all requisite power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery by the Itec of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on the parts of Itec, including the approval of the Board of Directors of Itec. This Agreement has been duly executed and delivered by the Itec constitutes a valid and binding obligation of each Party enforceable in accordance with its terms, except that such enforceability may be subject to:
(a) bankruptcy,  insolvency,  reorganization,  or other similar laws relating to enforcement of creditors' rights generally; and (b) general equitable principles. The execution and delivery of this Agreement do not, and the consummation of the transactions contemplated hereby will not, conflict with or result in any violation of, or default (with or without notice or lapse of time, or both) under, or give rise to a right of termination, cancellation, or acceleration of any obligation, or to loss of a material benefit under, or the creation of a lien, pledge, security interest, charge, or other encumbrance on any assets of Itec (any such conflict, violation, default, right, loss, or creation being referred to herein as a "Violation") pursuant to: (i) any provision of the organization documents of the Parties; or (ii) any loan or credit agreement, note, bond, mortgage, indenture, contract, lease, or other agreement, or instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule, or regulation applicable to Itec's respective properties or assets, other than in the case of any such Violation which individually or in the aggregate would not have a material adverse effect on Itec.

     5. Conditions Precedent

     5.1 Conditions to Each Party's Obligations. The respective obligations of each Party hereunder shall be subject to the satisfaction prior to or at the Closing of the following conditions:

         (a) No Restraints. No statute, rule, regulation, order, decree, or injunction shall have been enacted, entered, promulgated, or enforced by any court or governmental entity of competent jurisdiction that enjoins or prohibits the consummation of this Agreement and shall be in effect.

         (b) Legal Action. There shall not be pending or threatened in writing any action, proceeding, or other application before any court or governmental entity challenging or seeking to restrain or prohibit the consummation of the transactions contemplated by this Agreement, or seeking to obtain any material damages.

     5.2 Conditions to Neotactix's Obligations. The obligations of Neotacticx shall be subject to the satisfaction prior to or at the Closing of the following conditions unless waived by Neotactix:

         (a) Representations and Warranties of Itec. The representations and warranties of Itec set forth in this Agreement shall be true and correct as of the date of this Agreement and as of the Closing as though made on and as of the Closing, except: (i) as otherwise contemplated by this Agreement; or (ii) in respects that do not have a material adverse effect on the Parties or on the benefits of the transactions provided for in this Agreement. Neotactix shall have received a certificate signed on behalf of Itec by the Chief Executive Officer of Itec to such effect on the Closing.

         (b) Performance of Obligations of Itec. Itec shall have performed all agreements and covenants required to be performed by it under this Agreement prior to the Closing, except for breaches that do not have a material adverse effect on the Parties or on the benefits of the transactions provided for in this Agreement. Neotactix shall have received a certificate signed on behalf of Itec by the Chief Executive Officer of Itec to such effect on the Closing.

     5.3 Conditions to Itec's Obligations. The obligations of Itec shall be subject to the satisfaction prior to or at the Closing of the following conditions unless waived by Itec:

         (a) Representations and Warranties of Neotactix.. The representations and warranties of Neotactix set forth in this Agreement shall be true and correct as of the date of this Agreement and as of the Closing as though made on and as of the Closing, except: (i) as otherwise contemplated by this Agreement; or (ii) in respects that do not have a material adverse effect on the Parties or on the benefits of the transactions provided for in this Agreement. Itec shall have received certificates signed on behalf of Neotactix by the Chief Executive Officer or President of each Neotactix to such effect on the Closing.

         (b) Performance of Obligations of Neotactix. Neotactix shall have performed all agreements and covenants required to be performed by it under this Agreement prior to the Closing, except for breaches that do not have a material adverse effect on the Parties or on the benefits of the transactions provided for in this Agreement. Itec shall have received certificates signed on behalf of Neotactix and the Company by the Chief Executive Officer or President of each Neotactix to such effect on the Closing.

     6. Closing.

     6.1. Neotactix Acting in its Own Name. The Closing of the transaction shall take place concurrently with the Closing of the Acquisition Agreement. For convenience, Neotactics shall act in its own name but on behalf of Itec in closing the Acquisition Agreement.

     6.2 Deliveries by Neotactix. At Closing, Neotactix shall make the following deliveries to Itec:

         (a) A certificate executed by Neotactix certifying that: (i) all Neotactix's representations and warranties under this Agreement are true as of the Closing, as though each of those representations and warranties had been made on that date; and (ii) Neotactix has performed all agreements and covenants required to be performed by it under this Agreement prior to the Closing, except for breaches that do not have a Material Adverse Effect on the Parties or on the benefits of the transactions provided for in this Agreement; and

         (b) Certified resolutions of the Board of Directors of Neotactix, in form satisfactory to counsel for Itec, authorizing the execution and performance of this Agreement.

     6.3 Deliveries by Itec. At Closing, Itec shall make the following deliveries to Neotactix:

         (a) A certificate executed by Itec certifying that: (i) Itec's representations and warranties under this Agreement are true as of the Closing, as though each of those representations and warranties had been made on that date; and (ii) Itec has performed all agreements and covenants required to be performed by it under this Agreement prior to the Closing, except for breaches that do not have a material adverse effect on the Parties or on the benefits of the transactions provided for in this Agreement;

         (b) Certified resolutions of the Board of Directors of Itec in form satisfactory to counsel for Neotactix, authorizing the execution and performance of this Agreement.

     7. Registration Rights

     7.00 Registration Rights. Itec and the Neotactix agree as follows:

     7.01 Definitions. As used in this Article 7:

         (a) The terms "register", "registered" and "registration" refer to a registration effected by preparing and filing a registration statement in compliance with the Act and the declaration or ordering of the effectiveness of such registration statement.

         (b) The term "Registrable Securities" means (i) the Common Stock issued or issuable pursuant to Assignment Acquisition Agreement and (ii) any Common Stock of Itec issued or issuable in respect of such Common Stock or other securities issued or issuable pursuant to the Common Stock or upon any stock split, stock dividend, recapitalization, or similar event. Notwithstanding anything set forth above, the above-described securities shall not be treated as Registrable Securities if and so long as they (A) have been sold to or through a broker or dealer or underwriter in a public distribution or a public securities transaction, or (B) have been sold (or are available for sale in the opinion of counsel to Itec and market conditions would permit the sale of such shares within a 90 day period) pursuant to Rule 144(k) in a transaction exempt from the registration and prospectus delivery requirements of the Act so that all transfer restrictions and restrictive legends with respect thereto are removed upon the consummation of such sale.

         (c)  The  term  "Holder"  means  Neotactix  or any  transferee  holding
Registrable Securities or the Shares (and any person holding Shares or Registrable Securities to whom the registration rights have been transferred pursuant to paragraph 7.11 hereof).

         (d) The term "SEC" means the Securities and Exchange Commission or any successor agency thereto.

     7.02 Company Registration.

     If at any time, or from time to time, Itec shall determine to register any of its securities, either for its own account or for the account of a security holder or holders, other than a registration relating solely to employee benefit plans, or a registration on Form S-4 relating solely to an SEC Rule 145 transaction, or a registration on any other form (other than Form S-1, S-3, SB-1 or SB-2) which does not include substantially the same information as would be required to be included in a registration statement covering the sale of Registrable Securities, Itec will:

          (i) promptly give to each Holder written notice thereof; and

          (ii) include in such registration (and any related qualification under blue sky laws or other compliance), and in any underwriting involved therein, all the Registrable Securities specified in any written request or requests by any Holder or Holders received by Itec within twenty (20) days after such written notice is given on the same terms and conditions as the Common Stock, if any, otherwise being sold through the underwriter in such registration.

          (b) If the registration of which Itec gives notice is for a registered public offering involving an underwriting, Itec shall so advise the Holders as a part of the written notice given pursuant to paragraph 7.3(a). In such event the right of any Holder to registration pursuant to this paragraph 7.3 shall be conditioned upon such Holder's participation in such underwriting and the inclusion of such Holder's Registrable Securities in the underwriting to the extent provided herein. All Holders proposing to distribute their securities through such underwriting, if any, (together with Itec and the other holders distributing their securities through such underwriting) shall enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwriting by Itec.

          (c) Notwithstanding any other provision of this paragraph 7.3, if the underwriter determines that marketing factors require a limitation of the number of shares to be underwritten, the underwriter may limit the Registrable Securities or other securities to be included in the registration; provided, however, that if such registration is other than the first registered offering of Itec's securities to the public, the underwriter may not limit the Registrable Securities to be included in such registration to less than 30% of the securities included therein (based on aggregate market values). Any reduction by the underwriter of the number of Registrable Securities or other securities to be included in such registration shall be made in the following manner: initially, shares of Common Stock held by the Founders or other members of Itec's management shall be excluded from such underwritten public offering to the extent required by the underwriter, and if a further reduction in the number of shares is required, Itec shall so advise all Holders and other holders distributing their securities through such underwriting and the number of shares of Registrable Securities and other securities that may be included in the registration and underwriting shall be allocated among the holders thereof in proportion, as nearly as practicable, to the respective amounts of Registrable Securities and other securities contractually entitled to registration with the offering held by such Holders and other holders at the time of filing of the Registration Statement. To facilitate the allocation of shares in accordance with the above provisions, Itec may round the number of shares allocated to any Holder or holder to the nearest 100 shares. The Company shall advise all Holders of Registrable Securities which would otherwise be registered and underwritten pursuant hereto of any such limitations, and the number of shares of Registrable Securities that may be included in the registration. If any Holder or holder disapproves of the terms of any such underwriting, such Holder or holder may elect to withdraw therefrom by written notice to Itec and the underwriter. Any securities excluded or withdrawn from such underwriting shall not be transferred in a public distribution prior to ninety (90) days after the effective date of the registration statement relating thereto, or such shorter period of time as the underwriters may require.

          (d) The Company shall have the right to terminate or withdraw any registration initiated by it under this paragraph 7.2 prior to the effectiveness of such registration whether or not any Holder has elected to register securities in such registration.

     7.03 Registration on Form S-3. If any Holder or Holders request that Itec file a registration statement on Form S-3 (or any successor form to Form S-3) for a public offering of shares of the Registrable Securities the reasonably anticipated aggregate price to the public of which, net of underwriting discounts and commissions, would exceed $500,000, and Itec is a registrant entitled to use Form S-3 to register the Registrable Securities for such an offering, Itec shall use its best efforts to cause such Registrable Securities to be registered for the offering on such form and to cause such Registrable Securities to be qualified in such jurisdictions as the Holder or Holders may reasonably request; provided, however, that Itec shall not be required to effect more than one registration pursuant to this paragraph 7.3 in any twelve (12) month period. The substantive provisions of paragraph 7.3(b) shall be applicable to each registration initiated under this paragraph 7.3.

     7.04 Expenses of Registration. All expenses incurred in connection with any registration, qualification or compliance pursuant to this Article 7, including, without limitation, all registration, filing and qualification fees, printing expenses, escrow fees, fees and disbursements of counsel for Itec, accounting fees and expenses, and expenses of any special audits incidental to or required by such registration, shall be borne by Itec; provided, however, that Itec shall not be required to pay stock transfer taxes or underwriters' fees, discounts or commissions relating to Registrable Securities, or fees of counsel for the selling shareholders.

     7.05 Registration Procedures. If and whenever Itec is required by the provisions of this Article 7 to use its best efforts to effect the registration of any of the Registrable Securities under the Act, Itec will, as expeditiously as possible:

     (a) Prepare and file with the SEC a registration statement with respect to such securities and use its best efforts to cause such registration statement to become and remain effective for such period as may be necessary to permit the successful marketing of such securities but not exceeding one hundred twenty
(120) days or until the Holder or Holders have completed the distribution described in the registration statement relating thereto, whichever first occurs.

     (b) Prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to comply with the provisions of the Act; and to keep such registration statement effective for that period of time specified in paragraph 7.05(a).

     (c) Furnish to each Holder participating in the registration such number of prospectuses and preliminary prospectuses in conformity with the requirements of the Act, and such other documents as such seller may reasonably request in order to facilitate the public sale or other disposition of the Registrable Securities being sold by such Holder;

     (d) Use its best efforts to register or qualify the Registrable Securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each such selling Holder of Registrable Securities shall reasonably request and do any and all other acts and things which may be necessary or desirable to enable such Holder to consummate the public sale or other disposition in such jurisdictions provided that Itec shall not be required in connection therewith or as a condition thereto to qualify to do business or file a general consent to service of process in any such jurisdictions.

     (e) Notify each Holder of Registrable Securities covered by such registration statement at any time when a prospectus relating thereto is required to be delivered under the Act of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

7.06 Indemnification.

     (a) Neotactix agrees to indemnify and hold harmless each Holder of Registrable Securities with respect to which a registration statement has been filed under the Act pursuant to this Article 7, each of such Holder's partners, officers and directors, each underwriter of any of the Registrable Securities included in such registration statement, and each person, if any, who controls any such Holder or underwriter within the meaning of the Act (hereinafter collectively referred to as the "Holder-Underwriters"), as follows:

          (i) against any and all loss, liability, claim, damage and expense whatsoever arising out of any untrue statement or alleged untrue statement of a material fact contained in such registration statement (or any amendment thereto), or the omission or alleged omission therefrom of a material fact required to be stated therein or necessary to make the statements therein not misleading, or arising out of any untrue statement or alleged untrue statement of a material fact contained in any preliminary prospectus or prospectus (or any amendment or supplement thereto), or the omission or alleged omission therefrom of a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, unless such untrue statement or omission or such alleged untrue statement or omission was made in reliance upon and in conformity with written information furnished to Itec by any Holder-Underwriter expressly for use in such registration statement (or any amendment thereto) or such preliminary prospectus or prospectus (or any amendment or supplement thereto);

          (ii) against any and all loss, liability, claim, damage and expense whatsoever to the extent of the aggregate amount paid in settlement of any litigation, commenced or threatened, or of any claim whatsoever based upon any such untrue statement or omission or any such alleged untrue statement or omission, if such settlement is effected with the written consent of Itec (which consent shall not be unreasonably withheld); and

          (iii) against any and all expense (including attorneys fees) whatsoever reasonably incurred in investigating, preparing, settling (with the consent of Itec, which consent shall not be unreasonably withheld) or defending against any litigation, commenced or threatened, or any claim whatsoever based upon any such untrue statement or omission, or any such alleged untrue statement or omission, to the extent that any such expense is not paid under (i) or (ii) above; provided, however, that the foregoing indemnity agreement in paragraphs
(i), (ii) and (iii) of this paragraph 7(a) is subject to the condition that, insofar as it relates to any such untrue statement, alleged untrue statement, omission or alleged omission made in a preliminary prospectus but eliminated or remedied in the amended prospectus on file with the SEC at the time the registration statement becomes effective, or in the amended prospectus filed with the SEC pursuant to Rule 424(b) (the "Final Prospectus"), such indemnity agreement shall not inure to the benefit of any underwriter, or any Holder, if there is no underwriter, or if a copy of the Final Prospectus was not furnished to the person or entity asserting the loss, liability, claim or damage at or prior to the time such action is required by the Act.

               In no case shall Itec be liable under this indemnity agreement with respect to any loss, liability, claim, damage or expense with respect to any claim made against any Holder-Underwriter unless Itec shall be notified in writing of the nature of the claim within a reasonable time after the assertion thereof, but the failure to so notify Itec shall not relieve Itec from any liability which it may have otherwise than on account of this indemnity agreement. In case of any such notice, Itec shall be entitled to participate at its expense in the defense, or if it so elects within a reasonable time after receipt of such notice, to assume the defense of any suit brought to enforce any such claim; but if it so elects to assume the defense, such defense shall be conducted by counsel chosen by it and approved by the Holder-Underwriter(s) and other defendant or defendants, if any, in any suit so brought, which approval shall not be unreasonably withheld. In the event that Itec elects to assume the defense of any such suit and retain such counsel, the Holder-Underwriter(s) and other defendant or defendants, if any, in the suit, shall bear the fees and expenses of any additional counsel thereafter retained by them; provided, however, that Itec shall bear the expense of independent counsel for the Holder-Underwriter(s) if the Holder-Underwriter(s) reasonably determines that representation of it and Itec by the same counsel would be inappropriate due to actual or potential conflicts of interest.

     (b) Each Holder severally, and not jointly, agrees that it will indemnify and hold harmless Itec, each officer and director of Itec, each person, if any, who controls Itec within the meaning of the Act, each underwriter of Registrable Securities included in any registration statement which has been filed under the Act pursuant to this Article 7, each person, if any, who controls such underwriter within the meaning of the Act, each other Holder, each of such other Holder's partners, officers and directors, and each person controlling such other holder within the meaning of the Act against any and all loss, liability, claim, damage and expense described in clauses (a)(i) through (a)(iii), inclusive, of this paragraph 7.06, but only with respect to statements or omissions, or alleged statements or omissions made in such registration statement (or any amendment thereto) or any preliminary prospectus or prospectus (or any amendment or supplement thereto) in reliance upon and in conformity with written information furnished to Itec by such Holder expressly for use in such registration statement (or any amendment thereto) or such preliminary prospectus or prospectus (or any amendment or supplement thereto). In case any action shall be brought against Itec or any person so indemnified pursuant to the provisions of this subparagraph (b) and in respect of which indemnity may be sought against any Holder, the Holders from whom indemnity is sought shall have the rights and duties given to Itec, and Itec and the other persons so indemnified shall have the rights and duties given to the persons entitled to indemnification by the provisions of subparagraph (a) of this paragraph 7.06.

     The obligations of Itec and Holders under this paragraph 7.06 shall survive the completion of any offering of Registrable Securities in a registration statement under this Article 7, and otherwise.

     7.07 Information by Holder. The Holder or Holders of Registrable Securities included in any registration shall furnish to Itec such information regarding such Holder or Holders, and the distribution proposed by such Holder or Holders, as Itec may request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Article 7.

     7.08 Sale Without Registration. If at the time of any transfer of any Registrable Securities, such Registrable Securities shall not be registered under the Act, Itec may require, as a condition of allowing such transfer, that the Holder or transferee furnish to Itec (a) such information as is necessary in order to establish that such transfer may be made without registration under the Act, and (b) (if the transfer is not made in compliance with Rule 144 other than a transfer not involving a change in beneficial ownership or a pro rata distribution by a partnership to its partners) at the expense of the Holder or transferee, an opinion of counsel satisfactory to Itec in form and substance to the effect that such transfer may be made without registration under the Act; provided that nothing contained in this paragraph 7.08 shall relieve Itec from complying with any request for registration, qualification, or compliance made pursuant to the other provisions of this Article 7.

     7.09 Rule 144 Reporting. With a view to making available to the Shareholders the benefits of certain rules and regulations of the SEC which may permit the sale of the Registrable Securities to the public without registration, Itec agrees to use its best efforts to:

     (a) Make and keep public information available, as those terms are understood and defined in SEC Rule 144, at all times after ninety (90) days after the effective date of the first registration statement filed by Itec for an offering of its securities to the general public;

     (b) File with the SEC in a timely manner all reports and other documents required of Itec under the Exchange Act; and

     (c) Furnish the Shareholders forthwith upon request (i) a written statement by Itec as to its compliance with the public information requirements of said Rule 144 (at any time after ninety (90) days after the effective date of the first registration statement filed by Itec for an offering of its securities to the general public), (ii) a copy of the most recent annual or quarterly report of Itec, and (iii) such other reports and documents as may be reasonably requested in availing the Shareholders of any rule or regulation of the SEC permitting the sale of any such securities without registration.

     7.10 Transfer of Registration Rights. The rights to cause Itec to register securities granted by Itec under paragraphs 7.01, 7.02 and 7.03 may be assigned to a transferee or assignee in connection with any transfer or assignment of Registrable Securities by a Shareholder provided that: (i) such assignee or transferee acquires at least one hundred (100) shares of the Registrable Securities (as appropriately adjusted from time to time for stock splits and the like), (ii) such transfer may otherwise be effected in accordance with applicable securities laws, (iii) Itec is given written notice by such holder of Shares or the Conversion Stock at the time of or within a reasonable time after said transfer, stating the name and address of said transferee or assignee and identifying the securities with respect to which such registration rights are being assigned, (iv) immediately following such transfer, the further disposition of such securities by such transferee or assignee is restricted under the Act and (v) such assignee or transferee agrees in writing to be bound by the provisions of this Article 7. Notwithstanding the foregoing, the rights to cause Itec to register securities may be assigned, in connection with a distribution by such Holder, to any partner or former partner without compliance with item (i) above.

     7.11 Market Stand-off Agreement. The Shareholders, if requested by Itec and an underwriter of Common Stock (or other securities) of Itec, shall agree not to sell or otherwise transfer or dispose of any Securities held by the Shareholders during the ninety (90) day period following the effective date of a registration statement of Itec filed under the Act provided that:

     such agreement shall only apply to the first such registration statement of Itec including shares of Common Stock (or other securities) to be sold on its behalf to the public in an underwritten offering; and

     all Holders holding more than one percent of the outstanding Common Stock, all officers and directors of Itec and all other holders of registration rights of Itec (whether or not pursuant to this agreement) enter into similar agreements. Such agreement shall be in writing in the form satisfactory to Itec and such underwriter. The Company may impose stop-transfer instructions with respect to the Securities subject to the foregoing restriction until the end of the foregoing period.

     7.12 Amendment of Registration Rights. With the written consent of the Holders of a majority of the then outstanding Registrable Securities (including securities exercisable for or convertible into Registrable Securities), Itec may amend this Article 7, or enter into an agreement with any holder or prospective holder of any securities of Itec which would allow such holder or prospective holder to include such securities as Registrable Securities under this Article 7.

     7.13 Limitations on Subsequent Registration Rights. From and after the date of this Agreement, Itec shall not, without the prior written consent of the Holders of a majority of the outstanding Registrable Securities, enter into any agreement with any holder or prospective holder of any securities of Itec that would allow such holder or prospective holder (a) to include such securities in any registration filed under paragraph 7.01 hereof, unless under the terms of such agreement, such holder or prospective holder may include such securities in any such registration only to the extent that the inclusion of his securities will not reduce the amount of the Registrable Securities of the Holders that is included, (b) to make a demand registration which could result in such registration statement being declared effective prior to the earlier of either of the dates set forth in paragraph 7.01(a)(ii)(B) or within one hundred twenty
(120) days of the effective date of any registration effected pursuant to paragraph 7.01 or (c) to include such securities in any registration under paragraph 7.02 hereof (unless the terms of such agreement give preferences to the Holders hereunder in the event of any cutback by the underwriter).

          Termination of  Registration  Rights.  The rights provided for in this
Article 7 shall expire ten (10) years following the closing of an initial firmly underwritten public offering of Itec's securities pursuant to a registration statement filed by Itec under the Act.

     8.   Miscellaneous.

     8.1 Expenses. Whether or not the transactions contemplated hereby are consummated, each of the Parties hereto shall bear all taxes of any nature (including, without limitation, income, franchise, transfer, and sales taxes) and all fees and expenses relating to or arising from its compliance with the various provisions of this Agreement and such party's covenants to be performed hereunder, and except as otherwise specifically provided for herein, each of the Parties hereto agrees to pay all of its own expenses (including, without limitation, attorneys and accountants' fees, and printing expenses) incurred in connection with this Agreement, the transactions contemplated hereby, the negotiations leading to the same and the preparations made for carrying the same into effect, and all such taxes, fees, and expenses of the Parties hereto shall be paid prior to Closing.

     8.2 Notices. Any notice, request, instruction, or other document required by the terms of this Agreement, or deemed by any of the Parties hereto to be desirable, to be given to any other party hereto shall be in writing and shall be given by facsimile, personal delivery, overnight delivery, or mailed by registered or certified mail, postage prepaid, with return receipt requested, to the following addresses:

         To Neotactix:                      NeoTactix, Inc.
                                            Attn: Scott W. Absher
                                            28202 Cabot Road, Ste. 300
                                            Laguna Niguel, CA 92677
                                            Telephone:  949-888-8060
                                            Fax: 949-888-0863

         To Itec:                  Imaging Techologies Corp.
                                            15175 Innovation Drive
                                            San Diego, CA 92128
                                            Attention: Brian Bonar, President

The persons and addresses set forth above may be changed from time to time by a notice sent as aforesaid. If notice is given by facsimile, personal delivery, or overnight delivery in accordance with the provisions of this Section, said notice shall be conclusively deemed given at the time of such delivery. If notice is given by mail in accordance with the provisions of this Section, such notice shall be conclusively deemed given seven days after deposit thereof in the United States mail.

     8.3 Entire Agreement. This Agreement, together with the Schedule and Exhibits hereto, sets forth the entire agreement and understanding of the Parties hereto with respect to the transactions contemplated hereby, and supersedes all prior agreements, arrangements and understandings related to the subject matter hereof. No understanding, promise, inducement, statement of intention, representation, warranty, covenant, or condition, written or oral, express or implied, whether by statute or otherwise, has been made by any party hereto which is not embodied in this Agreement, or in the schedules or exhibits hereto or the written statements, certificates, or other documents delivered pursuant hereto or in connection with the transactions contemplated hereby, and no party hereto shall be bound by or liable for any alleged understanding, promise, inducement, statement, representation, warranty, covenant, or condition not so set forth.

     8.4 Survival of Representations. All statements of fact (including financial statements) contained in the Schedules, the exhibits, the certificates, or any other instrument delivered by or on behalf of the Parties hereto, or in connection with the transactions contemplated hereby, shall be deemed representations and warranties by the respective party hereunder. All representations, warranties, agreements, and covenants hereunder shall survive the Closing and remain effective regardless of any investigation or audit at any time made by or on behalf of the Parties or of any information a party may have in respect hereto. Consummation of the transactions contemplated hereby shall not be deemed or construed to be a waiver of any right or remedy possessed by any party hereto, notwithstanding that such party knew or should have known at the time of Closing that such right or remedy existed.

     8.5 Incorporated by Reference. The schedules, exhibits, and all documents (including, without limitation, all financial statements) delivered as part hereof or incident hereto are incorporated as a part of this Agreement by reference.

     8.6 Remedies Cumulative. No remedy herein conferred upon the Parties is intended to be exclusive of any other remedy and each and every such remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise.

     8.7 Execution of Additional Documents. Each Party hereto shall make, execute, acknowledge, and deliver such other instruments and documents, and take all such other actions as may be reasonably required in order to effectuate the purposes of this Agreement and to consummate the transactions contemplated hereby.

     8.8 Finders' and Related Fees. Each of the Parties hereto is responsible for, and shall indemnify the other against, any claim by any third party to a fee, commission, bonus, or other remuneration arising by reason of any services alleged to have been rendered to or at the instance of said party to this Agreement with respect to this Agreement or to any of the transactions contemplated hereby.

     8.9 Governing Law. This Agreement has been negotiated and executed in the State of California and shall be construed and enforced in accordance with the laws of such state.

     8.10 Forum. Each of the Parties hereto agrees that any action or suit which may be brought by any party hereto against any other party hereto in connection with this Agreement or the transactions contemplated hereby may be brought only in a federal or state court in Orange County, California.

     8.11 Professional Fees. In the event any Party hereto shall commence legal proceedings against the other to enforce the terms hereof, or to declare rights hereunder, as the result of a breach of any covenant or condition of this Agreement, the prevailing party in any such proceeding shall be entitled to recover from the losing party its costs of suit, including reasonable attorneys' fees, accountants' fees, and experts' fees.

     8.12 Binding Effect and Assignment. This Agreement shall inure to the benefit of and be binding upon the Parties hereto and their respective heirs, executors, administrators, legal representatives, and assigns.

     8.13 Counterparts; Facsimile Signatures. This Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. The Parties agree that facsimile signatures of this Agreement shall be deemed a valid and binding execution of this Agreement.

     8.14 Mutual Releases. Except for the obligations to be performed by the parties hereunder, each party hereto hereby releases the other party (including its officers, directors, employees, agents, shareholders, principals, attorneys, insurers and representatives) and holds it harmless from and against any and all possible claims, liabilities, suits, demands, disputes, deficiencies, assessments, controversies, actions, judgments, executions, rights, interests, liens, encumbrances, and causes of action whatsoever, including class actions, whether in law, in equity, in administrative proceedings, or otherwise, for any and all losses, injuries, mental suffering, emotional distress, emotional suffering, loss of consortium, loss of earnings, loss of economic advantage, punitive damages, exemplary damages, compensation and compensatory damages, other damages, taxes, penalties, interest, contribution, indemnity, costs, expenses, sums of money, accounts, fees, impairments, deficiencies and assessments that any Releasor has ever had, may now have, or can, shall or may have in the future, whether presently known or unknown or unanticipated, suspected or unsuspected, contingent or non-contingent, concealed or unconcealed, whether intentionally or negligently caused, directly or indirectly caused, asserted or not asserted, whether derivatively or representatively asserted, with or without malice, without regard to the discovery of different or additional facts, whether ill or well founded in law or in fact, whether based on contract, tort, fraud, deception, duress, statute, tax, breaches of implied duties of good faith and fair dealing, or otherwise, which in any way pertain to any matters, facts, occurrences, disclosures, nondisclosures, actions or omissions that arose or occurred on or prior to the effective date of this Agreement and/or that in any manner involve, relate to, or concern the acquisition of Source One (collectively, the "Claims"). Each party further specifically and expressly waives any and all provisions, rights and benefits conferred by any law of the United States (including California Civil Code ss.1542) and any state or territory of the United States, as well as by any principle of common law, which provides that a general release does not extend to claims which the claimant does not know or suspect to exist in his favor at the time of executing the release, which if known by him would or must have materially affected his settlement with the debtor. Each of them expressly waives the provisions of California Civil Code Section 1542, and any similar right under the laws of any other jurisdiction. Section 1542 reads as follows:

          A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM
          MUST  HAVE  MATERIALLY  AFFECTED  HIS  SETTLEMENT  WITH  THE
          DEBTOR.

          The advice of legal counsel has been obtained by all parties prior to signing this mutual general release. All parties execute this mutual general release voluntarily, with full knowledge of its significance, and with the express intention of effecting the legal consequences provided by this release, i.e., the extinguishment of all obligations.

     IN WITNESS WHEREOF, the Parties hereto have executed this Agreement, as of the date first written hereinabove.

                                        ITEC:


                                        Imaging Technologies, Inc.

                                        By:
                                           -------------------------------------
                                                Brian Bonar, President


                                        NEOTACTIX:

                                        NeoTactix, Inc.,

                                        a Delaware corporation

                                        ----------------------------------------
                                        By: Scott W. Absher

                                        Its:  President

                                  EXHIBIT 10(c)
--------------------------------------------------------------------------------

                            STOCK PURCHASE AGREEMENT

     THIS ACQUISITION AGREEMENT ("Agreement"), dated as of November 12, 2001, is by and among NeoTactix, Inc., a Nevada corporation ("Buyer"), SourceOne Group, Inc., a Delaware corporation (the "Company"), and the persons and/or entities listed on Exhibit A hereto who are the holders in the aggregate of all the issued and outstanding capital stock of the Company (referred to collectively as the "Seller" or "Sellers") (Buyer, Company, and Seller may be referred to collectively as the "Parties").

                                 R E C I T A L S

     A. The capital stock of the Company consists of 100,000 authorized shares of Common Stock, $0.001 par value (the "the Company Shares"), of which 50,000 are currently issued and outstanding and held by Seller ("Shares").

     B. Upon the terms and conditions set forth below, Seller desires to sell all of the Shares to Buyer, such that, following such transaction, the Company will be a 100% owned subsidiary of Buyer.

     C. The Company was formed on November 9, 2001, and the Sellers, who are the sole members of SourceOne Group, LLC, a Nevada limited liability company (the "LLC"), contributed 100% of the membership interests of the LLC to the Company in exchange for the Shares. The sole asset of the Company is the membership interests of the LLC. Whenever the term "Company" is used, the term includes the predecessor limited liability company.

     D. It is contemplated that concurrently with the Closing of this Agreement, Buyer shall enter into an agreement with a publicly traded company for an acquisition whereby Buyer and/or the Company will become a wholly owned subsidiary of the public company.

     NOW, THEREFORE, in consideration of the mutual covenants, agreements, representations and warranties contained in this Agreement, the Parties hereto agree as follows:

                                    ARTICLE 1
                         SALE AND PURCHASE OF THE SHARES

     1.1 Sale of the Shares. Subject to the terms and conditions herein set forth, and on the basis of the representations, warranties and agreements herein contained, Seller shall sell and transfer to Buyer Fifty Thousand (50,000) Shares of the Company's common stock that constitute 100% of the issued and outstanding capital stock of the Company.

     1.2 Consideration. In consideration for this Agreement, the Parties shall provide the following:

          1.2.1 Investment at Closing. At the Closing (as defined below), Buyer shall invest into the Company the sum of $250,000 in return for the issuance of 25,000 shares of common stock. The Company shall use these funds to pay a debt owed by the Company to Parvez Gondal, a Seller. As a convenience to the Company, the Buyer shall direct these funds to Parvez Gondal by wire transfer or delivery of other immediately available funds in the manner specified by Parvez Gondal.

          1.2.2 Payment Schedule for Payment of Purchase Price. Buyer shall make the following payments to the Seller on the following dates, either in cash by wire transfer or delivery of other immediately available funds or in stock of a publicly traded company ("Public Company"):

       April 1, 2002                   $100,000
       July 1, 2002                    $100,000
       October 1, 2002                 $100,000
       January 1, 2003                 $100,000
       April 1, 2003                   $100,000

          If the Company makes payment in stock ("Stock") of a Public Company, the Stock that is paid to Seller shall meet the following requirements: (a) the Stock shall be valued at the best bid price for such security as reported by the OTC Bulletin Board, the Nasdaq Stock Market, or other exchange on which such stock is listed for trading at the closing of the date that the payment is due;
(b) the Stock shall be registered under the Securities Act of 1933, as amended (the "Act"), and the securities laws of the State of California and the Commonwealth of Virginia, pursuant to the "piggy back" registration rights set forth in Section 1.4 and thus shall be fully transferable under the provisions of the Act and applicable state laws; (c) the Stock shall be duly and validly issued, fully paid, and nonassessable; (d) a certificate shall be delivered to the Seller within seven (7) business days after the payment becomes due, and (e) the Public Company shall be part of a consolidated group that includes the Company. The consideration payable under section 1.2.2 collectively constitutes the "Purchase Price".

     1.3 Remedy for Failure to Pay. If the Buyer fails to make any payment to Seller when due, then Seller may realize upon and retain all right, title, and interest in and to the Shares and the common stock purchased in accordance with
Section  1.2.1 in  accordance  with the stock  pledge  agreement  in the form of
Schedule 1 hereto ("Stock Pledge Agreement"). However, Buyer shall be entitled to retain all equipment, furniture, furnishings, and software purchased by the Company after the Closing and shall be entitled to retain new clients and accounts developed by the Company after the Closing. The Company shall retain all equipment, furniture, furnishings and software owned by Company prior to the Closing and all clients and accounts of the Company existing prior to the Closing. The Buyer shall assure that the Company at such time retains clients and accounts to generate $3,600,000 of gross revenues per month with the industry standard gross margin for the Richmond, Virginia, region and that such business of the Company may be conveniently managed from Richmond, Virginia.

     1.4 Registration Rights.

          1.4.1 Definitions. As used in this Section 1.4:

          (a) The terms "register", "registered" and "registration" refer to a registration effected by preparing and filing a registration statement in compliance with the Act and the declaration or ordering of the effectiveness of such registration statement.

          (b) The term "Registrable Securities" means (i) the Stock issued or issuable pursuant to section 1.2.2 and (ii) any common stock of the Public Company issued or issuable in respect of such common stock or upon any stock split, stock dividend, recapitalization, or similar event. Notwithstanding anything set forth above, the above-described securities shall not be treated as Registrable Securities if and so long as they (A) have been sold to or through a broker or dealer or underwriter in a public distribution or a public securities transaction, or (B) have been sold (or are available for sale in the opinion of counsel to the Public Company and market conditions would permit the sale of such shares within a 90 day period) pursuant to Rule 144(k) in a transaction exempt from the registration and prospectus delivery requirements of the Act so that all transfer restrictions and restrictive legends with respect thereto are removed upon the consummation of such sale.

          (c) The term "SEC" means the Securities and Exchange Commission or any successor agency thereto.

          1.4.2 Public Company Registration.

          (a) If at any time, or from time to time, the Public Company shall determine to register any of its securities, other than a registration relating solely to employee benefit plans, or a registration on Form S-4 relating solely to an SEC Rule 145 transaction, or a registration on any other form (other than Form S-1, S-3, SB-1 or SB-2) which does not include substantially the same information as would be required to be included in a registration statement covering the sale of Registrable Securities, the Public Company will:

               (i) promptly give to each Seller written notice thereof; and

               (ii) include in such registration (and any related qualification under blue sky laws or other compliance), and in any underwriting involved therein, all the Registrable Securities specified in any written request or requests by a Seller received by the Public Company within twenty (20) days after such written notice is given on the same terms and conditions as the common stock, if any, otherwise being sold through the underwriter in such registration.

          (b) If the registration of which the Public Company gives notice is for a registered public offering involving an underwriting, the Public Company shall so advise the Sellers as a part of the written notice given pursuant to paragraph 1.4.2(a). In such event the right of any Seller to registration pursuant to this paragraph 1.4.2 shall be conditioned upon such Seller's participation in such underwriting and the inclusion of such Seller's Registrable Securities in the underwriting to the extent provided herein. All Sellers proposing to distribute their securities through such underwriting, if any, (together with the Public Company and the other Sellers distributing their securities through such underwriting) shall enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwriting by the Public Company.

          (c) Notwithstanding any other provision of this paragraph 1.4.2, if the underwriter determines that marketing factors require a limitation of the number of shares to be underwritten, the underwriter may limit the Registrable Securities or other securities to be included in the registration. Any reduction by the underwriter of the number of Registrable Securities or other securities to be included in such registration shall be made in the following manner: initially, the Public Company shall so advise all Sellers distributing their securities through such underwriting and the number of shares of Registrable Securities that may be included in the registration and underwriting shall be allocated among the Sellers thereof in proportion, as nearly as practicable, to the respective amounts of Registrable Securities contractually entitled to registration with the offering held by such Sellers at the time of filing of the Registration Statement. To facilitate the allocation of shares in accordance with the above provisions, the Public Company may round the number of shares allocated to any Seller to the nearest 100 shares. The Public Company shall advise all Sellers which would otherwise be registered and underwritten pursuant hereto of any such limitations, and the number of shares of Registrable Securities that may be included in the registration. If any Seller disapproves of the terms of any such underwriting, such Seller may elect to withdraw therefrom by written notice to the Public Company and the underwriter. Any securities excluded or withdrawn from such underwriting shall not be transferred in a public distribution prior to ninety
(90) days after the effective date of the registration statement relating thereto, or such shorter period of time as the underwriters may require.

          (d) The Public Company shall have the right to terminate or withdraw any registration initiated by it under this paragraph 1.4.2 prior to the effectiveness of such registration whether or not any Seller has elected to register securities in such registration.

          1.4.3 Expenses of Registration. All expenses incurred in connection with any registration, qualification or compliance pursuant to this Section 1.4, including, without limitation, all registration, filing and qualification fees, printing expenses, escrow fees, fees and disbursements of counsel for the Public Company, accounting fees and expenses, and expenses of any special audits incidental to or required by such registration, shall be borne by the Public Company; provided, however, that the Public Company shall not be required to pay stock transfer taxes or underwriters' fees, discounts or commissions relating to Registrable Securities, or fees of counsel for the selling shareholder.

          1.4.4 Registration Procedures. If and whenever the Public Company is required by the provisions of this Section 1.4 to use its best efforts to effect the registration of any of the Registrable Securities under the Act, the Public Company will, as expeditiously as possible:

          (a) Prepare and file with the SEC a registration statement with respect to such securities and use its best efforts to cause such registration statement to become and remain effective for such period as may be necessary to permit the successful marketing of such securities but not exceeding one hundred twenty (120) days or until the Seller or Sellers have completed the distribution described in the registration statement relating thereto, whichever first occurs.

          (b) Prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to comply with the provisions of the Act; and to keep such registration statement effective for that period of time specified in paragraph 1.4.4(a).

          (c) Furnish to each Seller participating in the registration such number of prospectuses and preliminary prospectuses in conformity with the requirements of the Act, and such other documents as such Seller may reasonably request in order to facilitate the public sale or other disposition of the Registrable Securities being sold by such Seller;

          (d) Use its best efforts to register or qualify the Registrable Securities covered by such registration statement under such other securities or blue sky laws of California and Virginia and do any and all other acts and things which may be necessary or desirable to enable such Seller to consummate the public sale or other disposition in such jurisdictions provided that the Public Company shall not be required in connection therewith or as a condition thereto to qualify to do business or file a general consent to service of process in any such jurisdictions.

          (e) Notify each Seller of Registrable Securities covered by such registration statement at any time when a prospectus relating thereto is required to be delivered under the Act of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

          1.4.5 Indemnification.

          (a) The Public Company agrees to indemnify and hold harmless each Seller of Registrable Securities with respect to which a registration statement has been filed under the Act pursuant to this Section 1.4, each of such Seller's partners, officers and directors, each underwriter of any of the Registrable Securities included in such registration statement, and each person, if any, who controls any such Seller or underwriter within the meaning of the Act (hereinafter collectively referred to as the "Seller-Underwriters"), as follows:

               (i) against any and all loss, liability, claim, damage and expense whatsoever arising out of any untrue statement or alleged untrue statement of a material fact contained in such registration statement (or any amendment thereto), or the omission or alleged omission therefrom of a material fact required to be stated therein or necessary to make the statements therein not misleading, or arising out of any untrue statement or alleged untrue statement of a material fact contained in any preliminary prospectus or prospectus (or any amendment or supplement thereto), or the omission or alleged omission therefrom of a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, unless such untrue statement or omission or such alleged untrue statement or omission was made in reliance upon and in conformity with written information furnished to the Public Company by any Seller-Underwriter expressly for use in such registration statement (or any amendment thereto) or such preliminary prospectus or prospectus (or any amendment or supplement thereto);

               (ii) against any and all loss, liability, claim, damage and expense whatsoever to the extent of the aggregate amount paid in settlement of any litigation, commenced or threatened, or of any claim whatsoever based upon any such untrue statement or omission or any such alleged untrue statement or omission, if such settlement is effected with the written consent of the Public Company (which consent shall not be unreasonably withheld); and

               (iii) against any and all expense (including attorneys fees) whatsoever reasonably incurred in investigating, preparing, settling (with the consent of the Public Company, which consent shall not be unreasonably withheld) or defending against any litigation, commenced or threatened, or any claim whatsoever based upon any such untrue statement or omission, or any such alleged untrue statement or omission, to the extent that any such expense is not paid under (i) or (ii) above; provided, however, that the foregoing indemnity agreement in paragraphs (i), (ii) and (iii) of this paragraph 1.4.5(a) is subject to the condition that, insofar as it relates to any such untrue statement, alleged untrue statement, omission or alleged omission made in a preliminary prospectus but eliminated or remedied in the amended prospectus on file with the SEC at the time the registration statement becomes effective, or in the amended prospectus filed with the SEC pursuant to Rule 424(b) (the "Final Prospectus"), such indemnity agreement shall not inure to the benefit of any underwriter, or any Seller, if there is no underwriter, or if a copy of the Final Prospectus was not furnished to the person or entity asserting the loss, liability, claim or damage at or prior to the time such action is required by the Act.

                    In no case shall the Public Company be liable under this indemnity agreement with respect to any loss, liability, claim, damage or expense with respect to any claim made against any Seller-Underwriter unless the Public Company shall be notified in writing of the nature of the claim within a reasonable time after the assertion thereof, but the failure to so notify the Public Company shall not relieve the Public Company from any liability which it may have otherwise than on account of this indemnity agreement. In case of any such notice, the Public Company shall be entitled to participate at its expense in the defense, or if it so elects within a reasonable time after receipt of such notice, to assume the defense of any suit brought to enforce any such claim; but if it so elects to assume the defense, such defense shall be conducted by counsel chosen by it and approved by the Seller-Underwriter(s) and other defendant or defendants, if any, in any suit so brought, which approval shall not be unreasonably withheld. In the event that the Public Company elects to assume the defense of any such suit and retain such counsel, the Seller-Underwriter(s) and other defendant or defendants, if any, in the suit, shall bear the fees and expenses of any additional counsel thereafter retained by them; provided, however, that the Public Company shall bear the expense of independent counsel for the Seller-Underwriter(s) if the Seller-Underwriter(s) reasonably determines that representation of it and the Public Company by the same counsel would be inappropriate due to actual or potential conflicts of interest.

          (b) Each Seller severally, and not jointly, agrees that it will indemnify and hold harmless the Public Company, each officer and director of the Public Company, each person, if any, who controls the Public Company within the meaning of the Act, each underwriter of Registrable Securities included in any registration statement which has been filed under the Act pursuant to this
Section 1.4, each person, if any, who controls such underwriter within the meaning of the Act, each other Seller, each of such other Seller's partners, officers and directors, and each person controlling such other Seller within the meaning of the Act against any and all loss, liability, claim, damage and expense described in clauses (a)(i) through (a)(iii), inclusive, of this paragraph 1.4.5, but only with respect to statements or omissions, or alleged statements or omissions made in such registration statement (or any amendment thereto) or any preliminary prospectus or prospectus (or any amendment or supplement thereto) in reliance upon and in conformity with written information furnished to the Public Company by such Seller expressly for use in such registration statement (or any amendment thereto) or such preliminary prospectus or prospectus (or any amendment or supplement thereto). In case any action shall be brought against the Public Company or any person so indemnified pursuant to the provisions of this subparagraph (b) and in respect of which indemnity may be sought against any Seller, the Sellers from whom indemnity is sought shall have the rights and duties given to the Public Company, and the Public Company and the other persons so indemnified shall have the rights and duties given to the persons entitled to indemnification by the provisions of subparagraph (a) of this paragraph 1.4.5.

          The obligations of the Public Company and Sellers under this paragraph
1.4.5 shall survive the completion of any offering of Registrable Securities in a registration statement under this Section 1.4, and otherwise.

          1.4.6 Information by Seller. The Seller or Sellers of Registrable Securities included in any registration shall furnish to the Public Company such information regarding such Seller or Sellers, and the distribution proposed by such Seller or Sellers, as the Public Company may request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Section 1.4.

          1.4.7 Sale Without Registration. If at the time of any transfer of any Registrable Securities, such Registrable Securities shall not be registered under the Act, the Public Company may require, as a condition of allowing such transfer, that the Seller or transferee furnish to the Public Company (a) such information as is necessary in order to establish that such transfer may be made without registration under the Act, and (b) (if the transfer is not made in compliance with Rule 144 other than a transfer not involving a change in beneficial ownership or a pro rata distribution by a partnership to its partners) at the expense of the Seller or transferee, an opinion of counsel satisfactory to the Public Company in form and substance to the effect that such transfer may be made without registration under the Act; provided that nothing contained in this paragraph 1.4.7 shall relieve the Public Company from complying with any request for registration, qualification, or compliance made pursuant to the other provisions of this Section 1.4.

          1.4.8 Rule 144 Reporting. With a view to making available to the Sellers the benefits of certain rules and regulations of the SEC that may permit the sale of the Registrable Securities to the public without registration, the Public Company agrees to use its best efforts to:

          (a) Make and keep public information available, as those terms are understood and defined in SEC Rule 144, at all times after ninety (90) days after the effective date of the first registration statement filed by the Public Company for an offering of its securities to the general public;

          (b) File with the SEC in a timely manner all reports and other documents required of the Public Company under the Securities Exchange Act of 1934, as amended; and

          (c) Furnish the Sellers forthwith upon request (i) a written statement by the Public Company as to its compliance with the public information requirements of said Rule 144 (at any time after ninety (90) days after the effective date of the first registration statement filed by the Public Company for an offering of its securities to the general public), (ii) a copy of the most recent annual or quarterly report of the Public Company, and (iii) such other reports and documents as may be reasonably requested in availing the Sellers of any rule or regulation of the SEC permitting the sale of any such securities without registration.

          1.4.9 Market Stand-off Agreement. The Sellers, if requested by the Public Company and an underwriter of common stock (or other securities) of the Public Company, shall agree not to sell or otherwise transfer or dispose of any Stock held by the Sellers during the ninety (90) day period following the effective date of a registration statement of the Public Company filed under the Act provided that:

          (a) such agreement shall only apply to the first such registration statement of the Public Company including shares of common stock (or other securities) to be sold on its behalf to the public in an underwritten offering; and

          (b) all Sellers holding more than one percent of the outstanding common stock, all officers and directors of the Public Company and all other Sellers of registration rights of the Public Company (whether or not pursuant to this agreement) enter into similar agreements. Such agreement shall be in writing in the form satisfactory to the Public Company and such underwriter. The Public Company may impose stop-transfer instructions with respect to the Stock subject to the foregoing restriction until the end of the foregoing period.

          1.4.10 Amendment of Registration Rights. With the written consent of the Sellers of a majority of the then outstanding Registrable Securities (including securities exercisable for or convertible into Registrable Securities), the Public Company may amend this Section 1.4, or enter into an agreement with any Seller or prospective Seller of any securities of the Public Company which would allow such Seller or prospective Seller to include such securities as Registrable Securities under this Section 1.4.

                                    ARTICLE 2
                         REPRESENTATIONS AND WARRANTIES

          For purposes of this Agreement, the term "Material Adverse Effect" means any change or effect that is or is reasonably likely to be materially adverse to the business, assets (including tangible assets), financial condition, or results of operations of the entity. Except as disclosed in a document referring specifically to the representations and warranties in this Agreement that identifies by section number the section and subsection to which such disclosure relates and is delivered by the Party making the representations and warranties to the others prior to the execution of this Agreement (the "Disclosure Schedules"), the Parties represent and warrant as of the date hereof and as of the Closing, as follows:

          2.1 Representations and Warranties of Buyer. Buyer represents and warrants to the Seller that:

               2.1.1 Organization, Standing, Power. Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the state of Nevada. It has all requisite corporate power, franchises, licenses, permits, and authority to own its properties and assets and to carry on its business as it has been and is being conducted. Buyer is duly qualified and in good standing to do business in each jurisdiction in which a failure to so qualify would have a Material Adverse Effect on Buyer.

               2.1.2 Authority. The Buyer has all requisite power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery by the Buyer of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on the parts of the Buyer, including the approval of the Board of Directors of the Buyer. This Agreement has been duly executed and delivered by the Buyer to the Seller and constitutes a valid and binding obligation of the Buyer enforceable in accordance with its terms, except that such enforceability may be subject to: (a) bankruptcy, insolvency, reorganization, or other similar laws relating to enforcement of creditors' rights generally; and

(b) general equitable principles. Subject to the satisfaction of the conditions set forth in Article 3 below, the execution and delivery of this Agreement do not, and the consummation of the transactions contemplated hereby will not, conflict with or result in any violation of, or default (with or without notice or lapse of time, or both) under, or give rise to a right of termination, cancellation, or acceleration of any obligation, or to loss of a material benefit under, or the creation of a lien, pledge, security interest, charge, or other encumbrance on any assets of either the Company or Seller (any such conflict, violation, default, right, loss, or creation being referred to herein as a "Violation") pursuant to: (i) any provision of the organizational documents of the Buyer; or (ii) any loan or credit agreement, note, bond, mortgage, indenture, contract, lease, or other agreement, or instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule, or regulation applicable to Buyer's respective properties or assets, other than in the case of any such Violation which individually or in the aggregate would not have a Material Adverse Effect on the Buyer.

               2.1.3 Investment and Purchase Experience. The Buyer is not acquiring the Shares or the Company Shares with a view to any distribution or resale thereof within the meaning of the Act and any applicable state or other securities laws. The Buyer acknowledges that all documents, records and books pertaining to the Company and the acquisition of the Shares and the Company Shares which the Buyer has requested have been made available by the Company and the Seller and their respective attorney(s), accountant(s), or other adviser(s) for inspection by the Buyer. The Buyer and the Buyer's advisor(s) have had a reasonable opportunity to ask questions of and receive answers from a person or persons acting on behalf of the Company and the Seller concerning the purchase of the Shares. The Buyer has such knowledge and experience in financial, tax and business matters so as to enable the Buyer to utilize the information made available to the Buyer in connection with the purchase of the Shares and the Company Shares to evaluate the merits and risks of such purchase and to make an informed decision with respect thereto.

          2.2 Representations and Warranties of the Company and Seller. Company and Seller represent and warrant to the Buyer that:

               2.2.1 Organization, Standing, Power. The Company is a corporation duly organized, validly existing, and in good standing under the laws of the state of Delaware. It has all requisite corporate power, franchises, licenses, permits, and authority to own its properties and assets and to carry on its business as it has been and is being conducted. The Company is duly qualified and in good standing to do business in each jurisdiction in which a failure to so qualify would have a Material Adverse Effect on the Company. For purposes of this paragraph, the term "Company" does not include the LLC.

               2.2.2 Authority. The Company and Sellers have all requisite power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery by the Company and Sellers of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on the parts of the Company and Sellers, including the approval of the Board of Directors of the Company. This Agreement has been duly executed and delivered by the Company and Sellers to Buyer and constitutes a valid and binding obligation of the Company and Sellers enforceable in accordance with its terms, except that such enforceability may be subject to: (a) bankruptcy, insolvency, reorganization, or other similar laws relating to enforcement of creditors' rights generally; and (b) general equitable principles.

               2.2.3 Capitalization of the Company.

                     (a) The capital stock of the Company consists of 100,000 authorized shares of common stock, $0.001 par value, of which 50,000 are currently issued and outstanding and held by Seller.

                     (b) Except as set forth on the Disclosure Schedules, there are no options, warrants, rights, calls, commitments, plans, contracts, or other agreements of any character granted or issued by the Company or Seller which provide for the purchase, issuance, or transfer of any additional shares of the capital stock of the Company, nor are there any outstanding securities granted or issued by either the Company or Seller that are convertible into any shares of the equity securities of the Company, and none is authorized. Neither the Company nor Seller has outstanding any bonds, debentures, notes, or other indebtedness the holders of which have the right to vote (or convertible or exercisable into securities having the right to vote) with holders of the Company's capital stock on any matter.

                     (c) Except as set forth on the Disclosure Schedules, neither the Company nor Seller is a party or subject to any agreement or understanding, and, to the best of their knowledge, there is no agreement or understanding between any persons and/or entities, which affects or relates to the voting or giving of written consents with respect to any security or by a shareholder or director of the Company.

                     (d) Except as set forth on the Disclosure Schedules, neither the Company nor Seller has granted or agreed to grant any registration rights, including piggyback rights, to any person or entity.

          2.3 Representations and Warranties of the Company. The Company represents and warrants to Buyer that:

               2.3.1 Subsidiaries. "Subsidiary" or "Subsidiaries" means all corporations, trusts, partnerships, associations, joint ventures, or other Person of which the Company or any Subsidiary of the Company owns not less than twenty percent (20%) of the voting securities or other equity or of which the Company or any Subsidiary of the Company possesses, directly or indirectly, the power to direct or cause the direction of the management and policies, whether through ownership of voting shares, management contracts, or otherwise. Prior to the Closing of this Agreement, there are no Subsidiaries of the Company other than as disclosed herein or disclosed on the Disclosure Schedules.

               2.3.2 No Defaults. The Company has not received notice that it would be, with the passage of time, in default or violation of any term, condition, or provision of: (i) their Articles of Incorporation or Bylaws; (ii) any judgment, decree, or order applicable to the Company; or (iii) any loan or credit agreement, note, bond, mortgage, indenture, contract, agreement, lease, license, or other instrument to which the Company is now a party or by which it or any of its properties or assets may be bound, except for defaults and violations which, individually or in the aggregate, would not have a Material Adverse Effect on the Company.

               2.3.3 Financial Statements. The Company has furnished Buyer with a true and complete copy of its internal financial statements for the period ending September 30, 2001, (the "Financial Statements"), which comply as to form in all material respects with all applicable accounting requirements, namely GAAP, with respect thereto and have been prepared internally and fairly present the financial positions and known liabilities of the Company as at the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal, recurring audit adjustments not material in scope or amount). There has been no change in the Company's accounting policies or the methods of making accounting estimates or changes in estimates that are material to the Financial Statements, except as described in the notes thereto.

               2.3.4 Absence of Undisclosed Liabilities. The Company has no liabilities or obligations (whether absolute, accrued, or contingent) except:
(i) liabilities that are accrued or fully and completely reserved against in its Balance Sheets; or (ii) additional liabilities reserved against since September 30, 2001 that have arisen in the ordinary course of business, are accrued or reserved against its books and records, and amount in the aggregate to less than $25,000.

               2.3.5 Absence of Changes. Since September 30, 2001, the Company has conducted its business in the ordinary course and there has not been: (i) any Material Adverse Effect on the business, financial condition, liabilities, or assets of the Company or any development or combination of developments of which management of the Company has knowledge which is reasonably likely to result in such an effect; (ii) any damage, destruction, or loss, whether or not covered by insurance, having a Material Adverse Effect on the Company; (iii) any declaration, setting aside or payment of any dividend or other distribution (whether in cash, stock, or property) with respect to the capital stock of the Company; (iv) any increase or change in the compensation or benefits payable or to become payable by the Company to any of its employees, except in the ordinary course of business consistent with past practice; (v) any sale, lease, assignment, disposition, or abandonment of a material amount of property of the Company, except in the ordinary course of business; (vi) any increase or modification in any bonus, pension, insurance, or other employee benefit plan, payment, or arrangement made to, for, or with any of their employees; (vii) the granting of stock options, restricted stock awards, stock bonuses, stock appreciation rights, and similar equity based awards; (viii) any resignation or termination of employment of any officer of the Company; and the Company does not know of the impending resignation or termination of employment of any such officer, other than as provided in this Agreement; (ix) any merger or consolidation with another entity, or acquisition of assets from another entity except in the ordinary course of business; (x) any loan or advance by the Company to any person or entity, or guaranty by the Company of any loan or advance; (xi) any amendment or termination of any contract, agreement, or license to which the Company is a party, except in the ordinary course of business; (xii) any mortgage, pledge, or other encumbrance of any asset of the Company; (xiii) any waiver or release of any right or claim of the Company, except in the ordinary course of business; (xiv) any write off as uncollectible any note or account receivable or portion thereof; or (xv) any agreement by the Company to do any of the things described in this Section 2.3.5.

               2.3.6 Patents and Trademarks. The Company has sufficient title and ownership of all patents, trademarks, service marks, trade names, copyrights, trade secrets, information, proprietary rights, and processes (collectively, "Intellectual Property") necessary for its businesses as now conducted without any conflict with or infringement of the rights of others. The Intellectual Property owned by the Company is listed in the Disclosure Schedules. There are no outstanding options, licenses, or agreements of any kind relating to the Intellectual Property, nor is the Company bound by or a party to any options, licenses, or agreements of any kind with respect to the
Intellectual Property of any other person or entity. The Company has not received any communications alleging that it has violated or, by conducting its business as proposed, would violate any of the Intellectual Property of any other person or entity. The Company is not aware that any of the Company's employees is obligated under any contract (including licenses, covenants, or commitments of any nature) or other agreement, or subject to any judgment, decree, or order of any court or administrative agency, that would interfere with the use of his or her best efforts to promote the interests of the Company or that would conflict with the Company's business as proposed to be conducted. Neither the execution or delivery of this Agreement, nor the carrying on of the Company's business by its employees, nor the conduct of the Company's business as proposed, will, to the best of the Seller's and Company' knowledge, conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under, any contract, covenant, or instrument under which any of such employees is now obligated. The Company does believe that it is or will be necessary to utilize any inventions of any of the Company's employees (or people it currently intends to hire) made prior to their employment by the Company.

               2.3.7 Compliance with Other Instruments. The Company is not in violation or default of any provision of its certificate of incorporation or bylaws, or of any instrument, judgment, order, writ, decree, or contract to which it is a party or by which it is bound, or of any provision of any federal or state statute, rule, or regulation which may be applicable to Company.

               Subject  to the  satisfaction  of the  conditions  set  forth  in
Article 3 below, the execution and delivery of this Agreement do not, and the consummation of the transactions contemplated hereby will not, conflict with or result in any violation of, or default (with or without notice or lapse of time, or both) under, or give rise to a right of termination, cancellation, revocation, nonrenewal or acceleration of any obligation, material permit, license, and authorization or to loss of a material benefit under, or the creation of a lien, pledge, security interest, charge, or other encumbrance on any assets of either the Company or Seller (any such conflict, violation, default, right, loss, or creation being referred to herein as a "Violation") pursuant to: (i) any provision of the organizational documents of the Company; or (ii) any loan or credit agreement, note, bond, mortgage, indenture, contract, lease, or other agreement, or instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule, or regulation applicable to each of the Company and Seller's respective properties or assets, other than in the case of any such Violation which individually or in the aggregate would not have a Material Adverse Effect on either the Company or the Sellers.

               2.3.8 Employee Benefit Plans. All employee benefit plans (including without limitation all plans which authorize the granting of stock options, restricted stock, stock bonuses, or other equity based awards) covering active, former, or returned employees of the Company are listed in the Disclosure Schedules.

               2.3.9 Other Personal Property. The books and records of the Company contain a complete and accurate description, and specify the location, of all trucks, automobiles, machinery, equipment, furniture, supplies, and other tangible personal property owned by, in the possession of, or used by the Company in connection with its business. Except as set forth in the Disclosure Schedules, no personal property used by the Company in connection with its business is held under any lease, security agreement, conditional sales contract, or other title retention or security arrangement.

               2.3.10 Properties and Liens. Except as reflected in the Financial Statements or as set forth in the Disclosure Schedules, and except for statutory mechanics' and materialmen's liens, liens for current taxes not yet delinquent, and liens that, individually or in the aggregate, would not have a Material Adverse Effect on the Company, the Company owns, free and clear of any liens, claims, charges, options, or other encumbrances, all of its tangible and intangible property, real and personal, whether or not reflected in the Financial Statements (except that sold or disposed of in the ordinary course of business since the date of such statements) and all such property acquired since the date of such statements. All real property and tangible personal property of the Company is in good operating condition and repair, ordinary wear and tear excepted.

               2.3.11 Inventory. The inventories of the Company shown on the Financial Statements and inventories acquired by it subsequent to the date of the Financial Statements consist solely of items of a quality and quantity usable and salable in the normal course of business, with the exception of obsolete materials and materials below standard quality, all of which have been written down in the books of the Company to net realizable market value or have been provided for by adequate reserves. Except for sales made in the ordinary course of business, all inventory is the property of the Company. No items are subject to security interests, except as set forth in the Disclosure Schedules. The value of the inventories has been determined on a first-in, first-out basis consistent with prior years.

               2.3.12 Major Contracts. Except as otherwise disclosed in the Disclosure Schedules, the Company is not a party or subject to:

                       (a) Any union contract, or any employment contract or arrangement providing for future compensation, written or oral, with any officer, consultant, director, or employee which is not terminable by the Company on 30 days' notice or less without penalty or obligations to make payments related to such termination;

                       (b) Any joint venture contract, partnership agreement or arrangement or any other agreement which has involved or is expected to involve a sharing of revenues with other persons or a joint development of products with other persons;

                       (c) Any manufacture, production, distribution, sales, franchise, marketing, or license agreement, or arrangement by which products or services of the Company are developed, sold, or distributed;

                       (d) Any material agreement, license, franchise, permit, indenture, or authorization which has not been terminated or performed in its entirety and not renewed which may be, by its terms, accelerated, terminated, impaired, or adversely affected by reason of the execution of this Agreement, or the consummation of the transactions contemplated hereby or thereby;

                       (e) Any material agreement, contract, or commitment that requires the consent of another person for the Company to enter into or consummate the transactions contemplated by this Agreement;

                       (f) Except for object code license agreements for the Company executed in the ordinary course of business, any indemnification by the Company with respect to infringements of proprietary rights; or

                       (g) Any contract containing covenants purporting to materially limit the Company's freedom to compete in any line of business in any geographic area.

               2.3.13 Questionable Payments. Neither the Company nor any director, officer, employee, or agent of the Company, has: (i) made any payment or provided services or other favors in the United States or any foreign country in order to obtain preferential treatment or consideration by any Governmental Entity with respect to any aspect of the business of the Company; or (ii) made any political contributions that would not be lawful under the laws of the United States, any foreign country or any jurisdiction within the United States or any foreign country. Neither the Company nor any director, officer, employee, or agent of the Company, has been or is the subject of any investigation by any Governmental Entity in connection with any such payment, provision of services, or contribution.

               2.3.14 Leases in Effect. All real property leases and subleases as to which the Company is a party and any amendments or modifications thereof (each a "Lease" and, collectively, the "Leases") are listed in the Disclosure Schedules and are valid, in full force and effect and enforceable, and there are no existing defaults on the part of the Company and the Company has received nor given notice of default or claimed default with respect to any Lease, nor is there any event that with notice or lapse of time, or both, would constitute a default thereunder. Except as set forth on the Disclosure Schedules, no consent is required from the Company under any Lease in connection with the completion of the transactions contemplated by this Agreement, and the Company has not received notice that any party to any Lease intends to cancel, terminate, or refuse to renew the same or to exercise any option or other right thereunder, except where the failure to receive such consent, or where such cancellation, termination, or refusal would not have a Material Adverse Effect on the Company.

               2.3.15 Environmental.

                      (a) (i) The business as presently or formerly engaged in by the Company is and has been conducted in compliance with all applicable Environmental Laws (as defined in subparagraph (b) below), including without limitation, having all permits, licenses, and other approvals and authorizations, during the time it engaged in such businesses; (ii) there are no civil, criminal, or administrative actions, suits, demands, claims, hearings, investigations, or proceedings pending or threatened against it relating to any violation, or alleged violation, of any Environmental Law; and (iii) it has not incurred, and none of the properties presently or formerly owned or operated by it are presently subject to, any material liabilities (fixed or contingent) relating to any suit, settlement, court order, administrative order, judgment, or claim asserted or arising under any Environmental Law.

                      (b) "Environmental Law" means any federal, state, foreign, and local law, statute, ordinance, rule, regulation, code, license, permit, authorization, approval, consent, legal doctrine, order, judgment, decree, injunction, requirement, or agreement with any governmental entity relating to:
(i) the protection, preservation, or restoration of the environment (including, without limitation, air, water, vapor, surface water, groundwater, drinking water supply, surface land, subsurface land, plant and animal life, or any other natural resource), to human health or safety; or (ii) the exposure to, or the use, storage, recycling, treatment, generation, transportation, processing, handling, labeling, production, release, or disposal of hazardous substances, in each case as amended and as now or hereafter in effect.

               2.3.16 Taxes. Except as set forth elsewhere in this Agreement or in the Disclosure Schedules:

                      (a) All taxes, assessments, fees, penalties, interest, and other governmental charges with respect to the Company which have become due and payable by the September 30, 2001, have been paid in full or adequately reserved against by the Company, and all taxes, assessments, fees, penalties, interest, and other governmental charges which have become due and payable subsequent to September 30, 2001 have been paid in full or adequately reserved against on its books of account and such books are sufficient for the payment of all unpaid federal, state, local, foreign, and other taxes, fees, and assessments (including without limitation, income, property, sales, use, franchise, capital stock, excise, added value, employees' income withholding, social security, and unemployment taxes), and all interest and penalties thereon with respect to the periods then ended and for all periods prior thereto;

                      (b) There are no agreements, waivers, or other arrangements providing for an extension of time with respect to the assessment of any tax or deficiency against the Company, nor are there any actions, suits, proceedings, investigations, or claims now pending against the Company in respect of any tax or assessment, or any matters under discussion with any federal, state, local, or foreign authority relating to any taxes or assessments, or any claims for additional taxes or assessments asserted by any such authority; and

                      (c) There are no liens for taxes upon the assets of the Company except for taxes that are not yet payable. The Company has withheld all taxes required to be withheld in respect of wages, salaries, and other payments to all employees, officers, and directors and timely paid all such amounts withheld to the proper taxing authority.

               2.3.17 Disputes and Litigation. Except as disclosed in the Disclosure Schedules, there is no suit, claim, action, litigation, or proceeding pending or threatened against or affecting the Company or any of its properties, assets, or business or to which the Company is a party, in any court or before any arbitrator of any kind or before or by any Governmental Entity, which would, if adversely determined, individually or in the aggregate, have a Material Adverse Effect on the Company, nor is there any judgment, decree, injunction, rule, or order of any Governmental Entity or arbitrator outstanding against the Company, respectively, and having, or which, insofar as reasonably can be foreseen, in the future could have, any such effect. There is no investigation pending or threatened against any of the Company before any foreign, federal, state, municipal, or other governmental department, commission, board, bureau, agency, instrumentality, or other Governmental Entity.

               2.3.18 Compliance with Laws. Except as set forth in the Disclosure Schedules the Company's business is not being conducted in violation of, or in a manner which could cause liability under any applicable law, rule, or regulation, judgment, decree, or order of any Governmental Entity, except for any violations or practices, which, individually or in the aggregate, have not had and will not have a Material Adverse Effect on the Company. The Company has all franchises, permits, licenses, and any similar authority necessary for the conduct of its business as now being conducted by it, the lack of which could materially and adversely affect the business, properties, prospects, or financial condition of the Company and believes it can obtain, without undue burden or expense, any similar authority for the conduct of its business as it is planned to be conducted. The Company is not in default in any material respect under any of such franchises, permits, licenses, or other similar authority. A true and complete list of all such franchises, permits, and licenses held by the Company is set forth in the Disclosure Schedules.

               2.3.19 Insurance. The Company has or shall obtain fire and casualty insurance policies, with extended coverage, sufficient in amount (subject to reasonable deductibles) to allow it to replace any of its properties that might be damaged or destroyed within 45 days of the execution of this Agreement. The Company shall have in effect and in good standing current Worker's Compensation coverage with its current carrier at the time of Closing.

               2.3.20 Minute Books. The minute books of the Company provided to Buyer contain a complete summary of all meetings of directors and shareholders since the time of incorporation and reflect all transactions referred to in such minutes accurately in all material respects.

               2.3.21 Governmental Consents. Any consents, approvals, orders, or authorizations of or registrations, qualifications, designations, declarations, or filings with or exemptions by (collectively "Consents"), any court, administrative agency, or commission, or other federal, state, or local governmental authority or instrumentality, whether domestic or foreign (each a "Governmental Entity"), which may be required by or with respect to the Company in connection with the execution and delivery of this Agreement or the consummation by the Company of the transactions contemplated hereby, except for such Consents which if not obtained or made would not have a Material Adverse Effect on the Company for the transactions contemplated by this Agreement, are the responsibility of the Company. The Company hereby represents and warrants that such Consents have been obtained by them.

               2.3.22 Certain Agreements. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will: (i) result in any payment (including, without limitation, severance, unemployment compensation, parachute payment, bonus, or otherwise), becoming due to any director, employee, or independent contractor of the Company, from any other Person under any agreement or otherwise; (ii) materially increase any benefits otherwise payable under any agreement; or (iii) result in the acceleration of the time of payment or vesting of any such benefits.

               2.3.23 Recent Transactions. Neither the Company nor any director, officer, employee, or agent of the Company, is participating in any discussions or intends to engage in any discussion: (i) with any representative of any corporation or corporations regarding the consolidation or merger of the Company with or into any such corporation or corporations; (ii) with any corporation, partnership, association, or other business entity or any individual regarding the sale, conveyance, or disposition of all or substantially all of the assets of the Company or a transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of; or
(iii) regarding any other form of acquisition, liquidation, dissolution, or winding up of the Company.

               2.3.24 Related Party Transactions. No employee, officer, or director of the Company nor member of his or her immediate family is indebted to the Company, nor is the Company indebted (or committed to make loans or extend or guarantee credit) to any of them. None of such persons has any direct or indirect ownership interest in any firm or corporation with which the Company is affiliated or with which the Company has a business relationship, or any firm or corporation that competes with the Company, except that employees, officers, or directors of the Company and members of their immediate families may own stock in publicly traded companies that may compete with the Company. No member of the immediate family of any officer or director of the Company is directly or indirectly interested in any material contract with the Company.

               2.3.25 Disclosure. To the extent it would have a Material Adverse Effect, no representation or warranty made by the Company in this Agreement, nor any document, written information, statement, financial statement, certificate, or exhibit prepared and furnished or to be prepared and furnished by the Company or its representatives pursuant hereto or in connection with the transactions contemplated hereby, when taken together, contains any untrue statement of a material fact, or omits to state a material fact necessary to make the statements or facts contained herein or therein not misleading in light of the circumstances under which it were furnished.

          2.4 Reliance. The foregoing representations and warranties are made by each Party with the knowledge and expectation that the Parties are placing reliance thereon.

                                    ARTICLE 3
                              CONDITIONS PRECEDENT

          3.1 Conditions to Each Party's Obligations. The respective obligations of each Party hereunder shall be subject to the satisfaction prior to or at the Closing of the following conditions:

              (a) No Restraints. No statute, rule, regulation, order, decree, or injunction shall have been enacted, entered, promulgated, or enforced by any court or Governmental Entity of competent jurisdiction, which enjoins or prohibits the consummation of this Agreement and shall be in effect.

              (b) Legal Action. There shall not be pending or threatened in writing any action, proceeding, or other application before any court or
Governmental Entity challenging or seeking to restrain or prohibit the consummation of the transactions contemplated by this Agreement, or seeking to obtain any material damages or that would cause any of the transactions contemplated by this Agreement to be rescinded following consummation.

              (c) Governmental Approvals. All Consents of Governmental Entities legally required by the Parties for the transactions contemplated by this Agreement shall have been filed, occurred, or been obtained, other than such Consents, the failure of which to obtain would not have a Material Adverse Effect on the consummation of the transactions contemplated by this Agreement.

              (d) Consents of Other Third Parties. The Parties shall have received and delivered to the appropriate other Parties or Party all requisite consents and approvals of all lenders, lessors, and other third parties whose consent or approval is required in order for the Parties to consummate the transactions contemplated by this Agreement, or in order to permit the continuation after the Closing of the business activities of the Company in the manner such business is presently carried on by it. Each Party shall have received copies of any necessary written consent(s) to this Agreement and the transactions contemplated herein.

          3.2 Conditions to Seller's Obligations. The obligations of Seller shall be subject to the satisfaction prior to or at the Closing of the following conditions unless waived by Seller:

              (a) Representations and Warranties of Buyer. The representations and warranties of Buyer set forth in this Agreement shall be true and correct as of the date of this Agreement and as of the Closing as though made on and as of the Closing, except: (i) as otherwise contemplated by this Agreement; or (ii) in respects that do not have a Material Adverse Effect on the Parties or on the benefits of the transactions provided for in this Agreement. Seller shall have received a certificate signed on behalf of Buyer by the Chief Executive Officer of Buyer to such effect on the Closing.

              (b) Performance of Obligations of Buyer. Buyer shall have performed all agreements and covenants required to be performed by it under this Agreement prior to the Closing, except for breaches that do not have a Material Adverse Effect on the Parties or on the benefits of the transactions provided for in this Agreement. Seller shall have received a certificate signed on behalf of Buyer by the Chief Executive Officer of Buyer to such effect on the Closing.

          3.3 Conditions to Buyer's Obligations. The obligations of Buyer shall be subject to the satisfaction prior to or at the Closing of the following conditions unless waived by Buyer:

              (a) Representations and Warranties of Seller and the Company.  The
representations and warranties of Seller and the Company set forth in this Agreement shall be true and correct as of the date of this Agreement and as of the Closing as though made on and as of the Closing, except: (i) as otherwise contemplated by this Agreement; or (ii) in respects that do not have a Material Adverse Effect on the Parties or on the benefits of the transactions provided for in this Agreement. Buyer shall have received certificates signed by Seller and on behalf of the Company by the Chief Executive Officer or President of the Company to such effect on the Closing.

              (b) Performance of Obligations of Seller and the Company. Seller and the Company shall have performed all agreements and covenants required to be performed by them under this Agreement prior to the Closing, except for breaches that do not have a Material Adverse Effect on the Parties or on the benefits of the transactions provided for in this Agreement. Buyer shall have received certificates signed by Seller on behalf of the Company by the Chief Executive Officer or President of the Company to such effect on the Closing.

              (c) Resignations. The officers and directors of the Company shall have submitted their resignations effective upon the Closing.

              (d) Banking Relationships. The officers and directors of the Company shall execute a letter(s) or other a document(s) acceptable to the Buyer informing all banks or other financial institutions of the change in control of the Company and that the Company will inform such financial institutions of the officers who will act on behalf of the Company with respects to Company accounts.

              (e) Material Adverse Change. Since the date hereof and through Closing, there shall not have occurred any change, occurrence, or circumstance in Seller or the Company having or reasonably likely to have, individually or in the aggregate, in the reasonable judgment of Buyer, a Material Adverse Effect on the Parties or on the transactions contemplated by this Agreement.

                                    ARTICLE 4
                        CLOSING AND DELIVERY OF DOCUMENTS

          4.1 Time and Place. The closing of the transactions contemplated by this Agreement shall take place at the offices of Buyer's Legal Counsel, located in Los Angeles County, CA, no later than November 12, 2001, or at such other time and place as the Parties mutually agree upon in writing (which time and place are hereinafter referred to as the "Closing" or the "Closing Date").

          4.2 Deliveries by Seller. At Closing, Seller shall make the following deliveries to Buyer:

              (a) A stock certificate or certificates representing the Shares as set forth in Section 1.1 above;

              (b) A certificate executed by Seller certifying that: (i) all Seller's representations and warranties under this Agreement are true as of the Closing, as though each of those representations and warranties had been made on that date; and (ii) Seller has performed all agreements and covenants required to be performed by it under this Agreement prior to the Closing, except for breaches that do not have a Material Adverse Effect on the Parties or on the benefits of the transactions provided for in this Agreement;

              (c) Originals of the resignations of the officers and directors of the Company;

              (d) Originals of letters to banks and financial institutions in the form acceptable to the Buyer;

              (e) The executed Stock Pledge Agreement.

          4.3 Deliveries by the Company. At Closing, the Company shall make the following deliveries to Buyer:

              (a) A certificate executed by the Company certifying that: (i) all of the Company's representations and warranties under this Agreement are true as of the Closing, as though each of those representations and warranties had been made on that date; and (ii) the Company has performed all agreements and covenants required to be performed by it under this Agreement prior to the Closing, except for breaches that do not have a Material Adverse Effect on the Parties or on the benefits of the transactions provided for in this Agreement; and

              (b) Certified resolutions of the Board of Directors of the Company, in form satisfactory to counsel for Buyer, authorizing the execution and performance of this Agreement;

              (c) The minute book and corporate records of the Company, and

              (d) A stock certificate of the Company in the name of the Buyer for 25,000 shares of common stock.

          4.4 Deliveries by Buyer. At Closing, Buyer shall make the following deliveries to Seller:

              (a) A certificate executed by Buyer certifying that: (i) Buyer's representations and warranties under this Agreement are true as of the Closing, as though each of those representations and warranties had been made on that date; and (ii) Buyer has performed all agreements and covenants required to be performed by it under this Agreement prior to the Closing, except for breaches that do not have a Material Adverse Effect on the Parties or on the benefits of the transactions provided for in this Agreement;

              (b)  Certified  resolutions  of the Board of Directors of Buyer in
form  satisfactory  to  counsel  for  Seller,   authorizing  the  execution  and
performance of this Agreement;

              (c) The executed Stock Pledge Agreement (with the certificates representing the stock covered by the Stock Pledge Agreement, along with executed stock powers covering the same being delivered to Counsel for the Buyer to be held in accordance with the Stock Pledge Agreement).

          4.5 Deliveries by Buyer on Behalf of the Company. At Closing, the Buyer shall, on behalf of the Company, deliver $250,000 to Parvez Gondal in accordance with Section 1.2.1.

                                    ARTICLE 5
                                 INDEMNIFICATION

          5.1 Seller and the Company's Indemnity Obligations.

              (a) Upon receipt of notice thereof (provided that such notice is received within the survival period set forth in Section 7.4, if applicable), Seller and the Company shall, jointly and severally, indemnify, defend, and hold harmless Buyer from any and all claims, demands, liabilities, damages, deficiencies, losses, obligations, costs and expenses, including attorney fees and any costs of investigation that Buyer shall incur or suffer, that arise, result from or relate to: (i) any breach of, or failure by Seller or the Company to perform, any of their representations, warranties, covenants, or agreements in this Agreement or in any schedule, certificate, exhibit, or other instrument furnished or to be furnished by Seller and/or the Company under this Agreement; and (ii) the employment of any of the Company's employees which is in violation of any law, regulation, or ordinance of any Governmental Entity either under the conduct of its business as SourceOne or arising from the transfer of assets from its acquisition of Payroll Services of Virginia.

              (b) If liabilities or claims that arise, result from, or relate to the items set forth in Section 5.1(a)(i) or (ii) become known and claims are made upon the Company and/or the Seller for occurrences prior to October 1, 2001, Buyer shall have the right to offset the liabilities and claims against the unpaid balance of the Purchase Price owing to Sellers, or to seek recourse against the Company, at the election of the Buyer. Neither Seller nor Company shall have a right of subrogation or contribution against the other.

              (c) Buyer shall notify promptly Seller and the Company of the existence of any claim, demand, or other matter to which Seller and the Company's indemnification obligations would apply, and shall give each of them a reasonable opportunity (but in any event not less than 15 days after receipt of notice) to assume the defense of the same at their own expense and with counsel of their own selection, provided that Buyer shall at all times also have the right to retain separate co-counsel at its sole cost and expense and fully participate in the defense, provided further that the Buyer shall not consent to the entry of any judgment or enter into any settlement with respect to such claim, demand, or other matter without the prior written consent of the Seller. If Seller and the Company, within a reasonable time after this notice, fails to defend, Buyer shall have the right, but not the obligation, to undertake the defense of, and, with the written consent of Seller and the Company, to compromise or settle the claim, demand, or other matter on behalf, for the account, and at the risk, of Seller and the Company.

              (d) Notwithstanding anything in this Agreement to the contrary, the liability, if any, of the Seller for indemnification under this Agreement shall be limited to the amount of the unpaid balance of the Purchase Price. Except for the unpaid balance of the Purchase Price, the Seller shall have no personal liability under this section 5.1, and any indemnification obligation of Seller hereunder shall be satisfied, if at all, solely via offset against the unpaid balance of the Purchase Price.

              (e) Notwithstanding other provisions of this Section 5.1 (other than Section 5.1(d)), if Buyer owns the Shares at the time any claim may be made against the Company and Seller, the Buyer may make the claim solely against the Seller. Seller shall have no right of contribution, indemnity, or subrogation against the Company.

          5.2 Buyer's Indemnity Obligations.

              (a) Upon receipt of notice thereof (provided that such notice is received within the survival period set forth in Section 7.4, if applicable), Buyer shall indemnify, defend, and hold harmless Seller and the Company from any and all claims, demands, liabilities, damages, deficiencies, losses, obligations, costs, and expenses, including attorney fees and any costs of investigation that Seller or the Company shall incur or suffer, that arise, result from or relate to any breach of, or failure by Buyer to perform any of its representations, warranties, covenants, or agreements in this Agreement or in any schedule, certificate, exhibit, or other instrument furnished or to be furnished by Buyer under this Agreement.

              (b) Upon receipt of notice thereof, Buyer shall indemnify, defend, and hold harmless Seller from any and all claims, demands, liabilities, damages, deficiencies, losses, obligations, costs, and expenses, including attorney fees and any costs of investigation that Seller shall incur or suffer, that arise, result from or relate to the conduct of the business of the Company or Payroll Services of Virginia, Inc., prior to on, or subsequent to the Closing. The indemnification in favor of Sellers hereunder is in addition to and not in lieu of any statutory or other contractual rights of indemnification.

              (c) Seller and/or the Company shall notify promptly Buyer of the existence of any claim, demand or other matter to which Buyer's indemnification obligations would apply, and shall give it a reasonable opportunity to defend the same at its own expense and with counsel of its own selection, provided that Seller and the Company shall at all times also have the right to fully participate in the defense. If Buyer, within a reasonable time after this notice, fails to defend, Seller and the Company shall have the right, but not the obligation, to undertake the defense of, and, with the written consent of Buyer, to compromise or settle the claim or other matter on behalf, for the account, and at the risk, of Buyer.

                                    ARTICLE 6
                          DEFAULT, AMENDMENT AND WAIVER

          6.1 Default. Upon a breach or default under this Agreement by any of the Parties (following the cure period provided herein), the non-defaulting party shall have all rights and remedies given hereunder or now or hereafter existing at law or in equity or by statute or otherwise; provided, however, that
Section 5.1 sets forth the sole and exclusive remedy of any Party against Seller for a breach or default under this Agreement or for any claim, demand, or matter which arises, results from, or relates to the Agreement. Notwithstanding the foregoing, in the event of a breach or default by any Party hereto in the observance or in the timely performance of any of its obligations hereunder which is not waived by the non-defaulting Party, such defaulting Party shall have the right to cure such default within 15 days after receipt of notice in writing of such breach or default.

          6.2 Waiver and Amendment. Any term, provision, covenant, representation, warranty, or condition of this Agreement may be waived, but only by a written instrument signed by the party entitled to the benefits thereof. The failure or delay of any party at any time or times to require performance of any provision hereof or to exercise its rights with respect to any provision hereof shall in no manner operate as a waiver of or affect such party's right at a later time to enforce the same. No waiver by any party of any condition, or of the breach of any term, provision, covenant, representation, or warranty contained in this Agreement, in any one or more instances, shall be deemed to be or construed as a further or continuing waiver of any such condition or breach or waiver of any other condition or of the breach of any other term, provision, covenant, representation, or warranty. No modification or amendment of this Agreement shall be valid and binding unless it be in writing and signed by all Parties hereto.

                                    ARTICLE 7
                                  MISCELLANEOUS

          7.1 Expenses. Whether or not the transactions contemplated hereby are consummated, each of the Parties hereto shall bear all taxes of any nature (including, without limitation, income, franchise, transfer, and sales taxes) and all fees and expenses relating to or arising from its compliance with the various provisions of this Agreement and such party's covenants to be performed hereunder, and except as otherwise specifically provided for herein, each of the Parties hereto agrees to pay all of its own expenses (including, without limitation, attorneys and accountants' fees, and printing expenses) incurred in connection with this Agreement, the transactions contemplated hereby, the negotiations leading to the same and the preparations made for carrying the same into effect, and all such taxes, fees, and expenses of the Parties hereto shall be paid prior to Closing.

          7.2 Notices. Any notice, request, instruction, or other document required by the terms of this Agreement, or deemed by any of the Parties hereto to be desirable, to be given to any other party hereto shall be in writing and shall be given by facsimile, personal delivery, overnight delivery, or mailed by registered or certified mail, postage prepaid, with return receipt requested, to the following addresses:

               To Buyer:                   NeoTactix, Inc.
                                           Attn: Scott W. Absher
                                           28202 Cabot Road, Ste. 300
                                           Laguna Niguel, CA 92677
                                           Telephone:  949-888-8060
                                           Fax: 949-888-0863

               With a copy to:    Russell M. Frandsen, Esq.
                                           Radcliff Frandsen Dongell &
                                           Lawrence LLP 707 Wilshire
                                           Boulevard 45th Floor Los
                                           Angeles, CA 90017 Fax:
                                           213-489-9263

               To the Company:    SourceOne Group, Inc.
                                           Attn: Parvez Gondal

                                           10710 Midlothian Parkway, St. 101
                                           Richmond, VA 23235
                                           Telephone: 804-379-1223
                                           Fax: 804-379-4537

               To the Sellers:             Parvez Gondal
                                           12069 Jefferson Boulevard
                                           Culver City, CA 90230
                                           Fax:  301-306-9999

                                           Thomas J. Vipperman 10710
                                           Midlothian Turnpike Suite
                                           101 Richmond, VA 23235 Ph
                                           804-379-1223 Fax:
                                           804-379-7126

                                           Janet Russell 10710
                                           Midlothian Turnpike Suite
                                           101 Richmond, VA 23235 Ph
                                           804-379-1223 Fax:
                                           804-379-7126

               With Copy to:               David Lay, Esq.
                                           LeClair Ryan, a Professional
                                           Corporation
                                           707 East Main Street
                                           11th Floor
                                           Richmond, VA 23219
                                           Direct Dial: (804) 343-4174
                                           Direct Fax:  (804) 783-7674
                                           dlay@leclairryan.com

The persons and addresses set forth above may be changed from time to time by a notice sent as aforesaid. If notice is given by facsimile, personal delivery, or overnight delivery in accordance with the provisions of this Section, said notice shall be conclusively deemed given at the time of such delivery. If notice is given by mail in accordance with the provisions of this Section, such notice shall be conclusively deemed given seven days after deposit thereof in the United States mail.

          7.3 Entire Agreement. This Agreement, together with the Stock Pledge Agreement, the Schedules or the Exhibits hereto, and Contract In Lieu Of Payment with accompanying Promissory Note sets forth the entire agreement and understanding of the Parties hereto with respect to the transactions contemplated hereby, and supersedes all prior agreements, arrangements and understandings related to the subject matter hereof. No understanding, promise, inducement, statement of intention, representation, warranty, covenant, or condition, written or oral, express or implied, whether by statute or otherwise, has been made by any party hereto which is not embodied in this Agreement, Stock Pledge Agreement, schedules or exhibits hereto or the written statements, certificates, Contract In Lieu Of Payment with accompanying Promissory Note or other documents delivered pursuant hereto or in connection with the transactions contemplated hereby, and no party hereto shall be bound by or liable for any alleged understanding, promise, inducement, statement, representation, warranty, covenant, or condition not so set forth.

          7.4 Survival of Representations. All statements of fact (including financial statements) contained in the schedules, exhibits, the certificates, or any other instrument delivered by or on behalf of the Parties hereto, or in connection with the transactions contemplated hereby, shall be deemed representations and warranties by the respective party hereunder. All representations, warranties, agreements, and covenants hereunder shall survive the Closing and remain effective regardless of any investigation or audit at any time made by or on behalf of the Parties or of any information a party may have in respect hereto; provided, however, that the representations and warranties of the Parties shall remain effective only for a period of two years following the Closing. Consummation of the transactions contemplated hereby shall not be deemed or construed to be a waiver of any right or remedy possessed by any party hereto, notwithstanding that such party knew or should have known at the time of Closing that such right or remedy existed, except in accordance with section 6.1.

          7.5 Incorporated by Reference. The schedules, exhibits, and all documents (including, without limitation, all financial statements) delivered as part hereof or incident hereto are incorporated as a part of this Agreement by reference.

          7.6 Remedies Cumulative. Except as otherwise noted, no remedy herein conferred upon the Parties is intended to be exclusive of any other remedy and each and every such remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise.

          7.7 Execution of Additional Documents. Each Party hereto shall make, execute, acknowledge, and deliver such other instruments and documents, and take all such other actions as may be reasonably required in order to effectuate the purposes of this Agreement and to consummate the transactions contemplated hereby.

          7.8 Finders' and Related Fees. Each of the Parties hereto is responsible for, and shall indemnify the other against, any claim by any third party to a fee, commission, bonus, or other remuneration arising by reason of any services alleged to have been rendered to or at the instance of said party to this Agreement with respect to this Agreement or to any of the transactions contemplated hereby.

          7.9 Governing Law. This Agreement has been negotiated and executed in the State of California and shall be construed and enforced in accordance with the laws of such state.

          7.10 Forum. Each of the Parties hereto agrees that any action or suit which may be brought by any party hereto against any other party hereto in connection with this Agreement or the transactions contemplated hereby may be brought only in a federal or state court in Orange County, California.

          7.11 Professional Fees. In the event any Party hereto shall commence legal proceedings against the other to enforce the terms hereof, or to declare rights hereunder, as the result of a breach of any covenant or condition of this Agreement, the prevailing party in any such proceeding shall be entitled to recover from the losing party its costs of suit, including reasonable attorneys' fees, accountants' fees, and experts' fees.

          7.12 Binding Effect and Assignment. This Agreement shall inure to the benefit of and be binding upon the Parties hereto and their respective heirs, executors, administrators, legal representatives, and assigns.

          7.13 Counterparts; Facsimile Signatures. This Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. The Parties agree that facsimile signatures of this Agreement when transmitted by one party to another party shall be deemed a valid and binding execution of this Agreement by the sending party.

          7.14 Representation. All Parties to this Agreement have been given the opportunity to consult with counsel of their choice regarding their rights under this Agreement.

          IN WITNESS WHEREOF, the Parties hereto have executed this Agreement, as of the date first written hereinabove.

                                        BUYER:

                                        NeoTactix, Inc.,
                                        a Nevada corporation

                                        ----------------------------------------
                                        By: Scott W. Absher
                                        Its:  President


                                        THE COMPANY:

                                        SourceOne Group, Inc.,
                                        a Delaware Corporation


                                        ----------------------------------------
                                        By: Parvez Gondal
                                        Its: President


                                        SELLER:

                                        ----------------------------------------
                                        By: Parvez Gondal , an individual


                                        ----------------------------------------
                                        By: Janet Russell, an individual


                                        ----------------------------------------
                                        By: Thomas J. Vipperman, an individual

                                    EXHIBIT A
                      SHAREHOLDERS OF SOURCEONE GROUP, INC.

Name                                             Number of Shares Held
----                                             ---------------------

Parvez Gondal                                    33,333 1/3
Janet Russell                                    8,333 1/3
Thomas J. Vipperman                              8,333 1/3

                       NEOTACTIX, INC. DISCLOSURE SCHEDULE

The items set forth below are exceptions to the representations and warranties of NeoTactix, Inc. ("Buyer") set forth in Section 2 of the Agreement. Any matter set forth herein as an exception to a section of the Agreement shall be deemed to constitute an exception to all other applicable sections of the Agreement. Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Agreement.

Section           Exception
-------           ---------

None              None

                    SOURCEONE GROUP, INC. DISCLOSURE SCHEDULE

The items set forth below are exceptions to the representations and warranties of SourceOne Group, Inc. ("the Company") set forth in Section 2 of the Agreement. Any matter set forth herein as an exception to a section of the Agreement shall be deemed to constitute an exception to all other applicable sections of the Agreement. Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Agreement.

Section           Exception
-------           ---------

      2.2.1 Organization; Standing; Power. The Company is a newly formed entity and has not obtained any licenses, permits, or similar authorizations. Neither the Company nor the LLC are qualified to transact business as a foreign entity in any jurisdiction.

      2.2.2 Authority. Mr. Bruce Alden, a broker in Atlanta, GA. currently has a broker agreement. That agreement may entitle

                  Mr. Alden to terminate his relationship with the Company in the event of a change of control.

      2.3.1 Subsidiaries. The Company is the sole owner of Payroll Services of Virginia, Inc., a Virginia corporation, and there is no power possessed by this Subsidiary to affect this transaction.

      2.3.2 No Defaults. The Company has received notice, or soon expects to receive notice from the following with regard to default:
                  (a) Pizza Hut/KFC is the Company's current landlord via sublease agreement. As of this date, the Company is in arrearage approximately $20,000 due to non-payment of rents. Although the Company has received no official notice of delinquency, should the Company fail to bring this current, a default likely will be issued and litigation could follow. (b) A notice of cancellation has been received from Illinois Agents Finance Company for failure to pay the premium on the Company's professional liability policy. As of this date, this premium has been paid, although the Company has not received notice of continued coverage. (c) A notice of cancellation has been received from Coverage Dynamics Group for failure to pay the premium on the Company's workers' compensation policy effective at 12:01am November 9, 2001. The Company contends that all premiums have been paid and only the "loss" reserve fund requires a payment of $250,000. The Company understands that this amount will be funded by the Buyer at Closing. (d) Cavalier Telephone, the Company's telephone provider, has issued several disconnect notices due to non-payment of long distance charges. The Company disputes the outstanding amount of $6,000.

      2.3.3 Financial Statements. See notes accompanying internal interim financial statements, as well as memorandum to the Owners, dated November 1, 2001, stating substantial doubt about the Company's ability to continue as a going concern (both attached and incorporated herein by reference).

      2.3.4 Absence of Undisclosed Liabilities. As of this date, the Company has approximately $30,000 of unrecorded payables, all of which are a result of normal business operations. In addition, an unknown amount of legal costs associated with this transaction are being incurred.

      2.3.5 Absence of Changes. The Company took a write-off during the month of October 2001 in the amount of $15,616.34. The Company is involved in legal proceedings with respect to $12,335.84 of this amount and has obtained a personal guaranty from the owner of the creditor. The aggregate amount is from four separate client accounts: (a) payment was returned NSF ($12,335.84), (b) a C.O.D. client whose direct deposit was issued before payment was received ($2,415.15), (c) a client who deducted a balance from our invoice for fees owed to them by the Company ($865.34), and (d) a one penny adjustment ($.01). One additional top ten client which represented 2.4% of Gross Client Revenue has terminated as of 10-19-01. Also, an advance was issued early October 2001 in the amount of $7,500 to Thomas Vipperman, which will be reduced following submission of outstanding expenses. The Company also lost a group of clients in the North Carolina market with the departure of a salaried salesperson working on behalf of the Company. The former clients were moved to a competitor company with effective dates predominantly before October 1, 2001. The Company's monthly net income loss is approximately $6,000. Additionally, the Company terminated a salesperson in Colorado around the same time and suffered minimal losses as a result.

      2.3.8 Employee Benefit Plans. The following are a listing of all Employee benefit plans currently offered through the Company. This list also includes benefits offered to the Company's leased employees. (a) Fortis Voluntary Dental, (b) Fortis LTD,
                  (c) Trigon Blue Cross Blue Shield, (d) HealthKeepers Blue Cross Blue Shield, (e) Kaiser - only in California, (f) Aetna group Dental - notice of non-
                  renewal effective January 31, 2002 - affecting only 7 employees, (g) Employers Mutual, (h) Union Central Life Insurance, (i) Transamerica 401(k) retirement plan, (j) Richmond Federal Credit Union membership, (k) section 125 plan options including premium conversion, dependent care, and medical reimbursement, (l) EyeMed vision plans, (m) Delta group dental, (n) vacation, sick and holiday time, (o) use of corporate credit cards for senior management, (p) travel and expense advances where appropriate as well as travel and expense reimbursement for pre-approved Company related expenses, (q) mileage reimbursement for use of personal vehicles at $.315/miles, (r) approved job-related trade and/or seminar attendance including reimbursement, (s) in-house job training and cross training.

      2.3.9 Other Personal Property. The Company currently leases the following equipment: (a) Tektronix Phaser 850 (color printer) on a month-to-month lease with Xerox of $78.38 billed to a credit card if less than 4,000 copies printed for the month. This lease expires November 6, 2003 at which time the Company will own the printer. (b) The Company has two storage spaces from Mt. Vernon Self Storage that are currently billed to a credit card each month of approx. $420.00. (c) The Company leases from Pitney Bowes a postage machine and scale, which expires April 29, 2003. Payment is $88.00 per month. (d) ThinkWare ASP/DarwiNet. (e) The Company has a lease with SunCom for cell phone service for five employees which will expire July 2002.

      2.3.12      Major Contracts.

                    (a) The Company has contacts with certain individuals/groups to produce leads/clients on a commission basis. There is no provision for commissions to end with 30 days notice as these individuals/groups receive compensation as long as the client remains with the company.

                    (b) The Company currently has a relationship with Mr. Bruce Alden of Atlanta, Georgia, to locate, quote, sell, and service prospects and clients for the Company. This agreement provides for a 50/50 split on administrative fees charged on all business produced by Mr. Alden.

                    (c) In addition to (a) and (b) above in this section, the Company has contracted with ThinkWare to provide web-based services to the Company's clients and employees. The Company also utilizes ThinkWare as an ASP provider and as such the Company believes this service to be economical and more flexible than a traditional on-site application.

      2.3.14 Leases in Effect. The Company currently has the following real property lease in effect: office space in Richmond, Virginia where the Company is currently headquartered. The lease is a sub-lease from PizzaHut/KFC and expires June 30, 2002.

      2.3.15 Environmental. The Company believes it has limited exposure to environmental hazards, including relating to toner cartridges and/or other minor office supplies such as batteries. The Company believes that its handling of these items has not posed any undo risk to the Company as of this date. The Company has some exposure, though the Company believes unlikely, for the environmental exposures possessed by some of the Company's client worksites. Such exposure would be realized most likely under a workers' compensation risk. The Company's service agreement provides for on-site inspections of these locations in order to limit potential injuries/illnesses caused by unsafe acts of our clients.

      2.3.16 Taxes. An insufficient cash balance necessitated deferring payment of SUTA taxes, due October 31, 2001. The amount deferred plus penalty and interest is estimated to be $55,000.

      2.3.18 Compliance with Laws. (a) An application for a Financial Security Bond has been submitted for the State of Georgia. The states of South Carolina, Texas, Florida, Tennessee and Nebraska do not recognize non-licensed/registered PEOs; consequently, additional security bonds may be required in these states. (b) Neither the Company nor the LLC are registered to transact business as a foreign entity in any jurisdiction, including Virginia. (c) Also, Virginia may seek to have the Company register as a MEWA (Multiple Employer Welfare Arrangement) due to the nature of the business. The MEWA designation should not present a Material Adverse Effect on the Company's operations within Virginia. The Company is reviewing the requirements as of this date. (d) Concerning software licenses, the Company believes that a "site" license agreement will need to be purchased in the near future as there are insufficient licenses at this time. (e) The Company has all licenses required by Chesterfield County, Virginia necessary to conduct business therein.

      2.3.19      Insurance.  The  workers'  compensation  coverage as stated in
                  2.3.2 (d) is in jeopardy if payment is not made. The Company currently has $1,000,000 in commercial general liability; $50,000 fire damage legal liability; $5,000 premises medical payments; $1,000,000 non-owned & hired automobile liability; $2,000,000 umbrella liability.

             SOURCEONE GROUP, INC. SHAREHOLDERS DISCLOSURE SCHEDULE

The items set forth below are exceptions to the representations and warranties of the Shareholders of SourceOne Group, Inc. ("Seller") set forth in Section 2 of the Agreement. Any matter set forth herein as an exception to a section of the Agreement shall be deemed to constitute an exception to all other applicable sections of the Agreement. Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Agreement.

Section           Exception
-------           ---------

     2.2.1 Organization; Standing; Power. The Company is a newly formed entity and has not obtained any licenses, permits, or similar authorizations. Neither the Company nor the LLC are qualified to transact business as a foreign entity in any jurisdiction.

     2.2.2 Authority. Mr. Bruce Alden, a broker in Atlanta, GA. currently has a broker agreement. That agreement may entitle ---------- Mr. Alden to terminate his relationship with the Company in the event of a change of control.


SCHEDULE 1 - STOCK PLEDGE AGREEMENT

SCHEDULE 2 - MANAGEMENT AND CONSULTING AGREEMENT