Form 10-Q/A
period 2001-09-30
IMAGING TECHNOLOGIES CORP/CA
filed 2001-12-05
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of December 4, 2001 was 207,986,730.

                                                                            PAGE

PART I - FINANCIAL INFORMATION

       Notes to Consolidated Financial Statements.                             2

PART II - OTHER INFORMATION

       ITEM 5.  OTHER INFORMATION                                              3

SIGNATURES                                                                     7

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 5.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141

In July 2001, FASB issued SFAS No. 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 be accounted for under the purchase method. The Company does not expect SFAS No. 141 to have a material impact on its financial statements.

SFAS 142

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. The Company does not expect SFAS No. 142 to have a material effect on its financial statements. Previously, the Company amortized $118 thousand of goodwill.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

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

The acquisition price also included the assumption of $750,000 in payments due SourceOne from Neotactix. ITEC paid $250,000 in cash at Closing. $200,000 of these funds were provided by outside investors in the form of a promissory note convertible into shares of ITEC common stock, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. The balance is payable in cash or stock on a quarterly payment schedule beginning in April 2002. The Company has agreed to register all shares subsequent to filing of audited financial statements related to the acquisition on Form 8-K within 60 days of this filing.

The purchase price was determined through analysis of SourceOne's recent, unaudited financial performance. SourceOne, through September 30, 2001, had losses of approximately $220 thousand on 6-month revenues of approximately $25 million. The total purchase price was arrived at through negotiations. The assets of SourceOne consist of cash, accounts receivable, and pre-paid insurance premiums.

SourceOne is a professional employer organization ("PEO") that provides comprehensive personnel management services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management.

Following are pro forma financial statements reflecting the acquisition of SourceOne. The information is derived from the audited financial statements of the Company for the year ended June 30, 2001, and the unaudited financial statements of SourceOne from inception in April 2001 through September 30, 2001.

The Company will report this transaction, including audited financial statements of SourceOne, on Form 8-K.

PRO FORMA CONSOLIDATED BALANCE SHEETS


in thousands                                                 Sept. 30, 2001
                                                         ITEC            SourceOne           Pro forma        Pro forma
                                                      Unaudited        Unaudited (2)        Adjustments        ITEC (1)
ASSETS
  Current assets
      Cash                                                36                431                 --                467
      Accounts receivable                                574                234                 --                808
      Inventories                                        140                 --                 --                140
      Prepaid expenses and other                         273                195                 --                468
                                                     -------                ---                ---            -------
         Total current assets                          1,023                860                 --              1,883

Goodwill, net                                            569                 --                531              1,100
Deposits and allowances                                   --                 83                 --                 83
Property and equipment, net                              152                 22                 --                174
                                                     -------                ---                ---            -------
Total assets                                           1,744                965                531              3,240
                                                     =======               ====                ===            =======
LIABILITIES AND SHAREHOLDERS'
NET CAPITAL DEFICIENCY
  Current liabilities
     Borrowings under bank notes payable               4,018                 --                 --              4,018
     Short term debt                                   4,606                 --                 --              4,606
     Accounts payable                                  5,498                 30                 --              5,528
     Accrued expenses                                  4,914                956                 --              5,870
                                                     -------                ---                 --            -------
        Total current liabilities                     19,036                986                 --             20,022

  Notes payable                                           --                 --                500                500
                                                     -------                ---                ---            -------
Total liabilities                                     19,036                986                500             20,022
                                                     -------                ---                ---            -------
  Stockholders' net capital deficiency
     Series A preferred stock                            420                 --                 --                420
     Common stock                                        865                 --                 10                875
     Common stock warrants                               541                 --                 --                541
     Paid-in capital                                  69,479                 --                 --             69,479
     Shareholder loans                                  (105)               200               (200)              (105)
     Accumulated deficit                             (88,492)              (221)               221            (88,492)
                                                     -------                ---                ---            -------
        Total shareholders' net capital deficiency   (17,292)               (21)                31            (17,282)
                                                                            ---                ---            -------
                                                       1,744                965                531              3,240
                                                     =======               ====                ===            =======


(1) Adjusted to reflect the consolidated balance sheets of ITEC and SourceOne
(2) SourceOne Group's inception occurred at the beginning of April 2001

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS


in thousands, except per share data            Three months ended
                                               September 30, 2001
                                           ------------------------    Pro forma   Pro forma
                                                ITEC      SourceOne   Adjustments   ITEC (1)
                                           -------------------------------------------------
                                              Unaudited  Unaudited(2)
Revenues
  Sales of products                              1,057         --           --        1.057
  Licenses and royalties                            21         --           --           21
  PEO services                                      --     13,412           --       13,412
                                               -------     ------       ------      -------
                                                 1,078     13,412           --       14,490
                                               -------     ------       ------      -------
Costs and expenses
  Cost of products sold                            598         --           --          598
  Cost of PEO services                              --     13,155           --       13,155
  Selling, general and administrative            1,413        345           --        1,758
  Research and development                          72         --           --           72
                                               -------     ------       ------      -------
                                                 2,083     13,500           --       15,583
                                               -------     ------       ------      -------

Loss from operations                            (1,005)       (88)          --       (1,093)
                                               -------     ------       ------      -------

Other income (expense)
  Interest and finance costs                      (177)        --           --         (177)
  Other                                             --         --           --           --
                                               -------     ------       ------      -------
                                                  (177)        --           --         (177)
                                               -------     ------       ------      -------

Loss before income taxes                        (1,182)       (88)          --       (1,270)

Income tax benefit (expense)                        --         --           --           --
                                               -------     ------       ------      -------

Net loss                                        (1,182)       (88)          --       (1,270)
Preferred stock dividends                           --         --           --           --
                                               -------     ------       ------      -------
Net loss                                        (1,182)       (88)          --       (1,270)
                                               =======     ======       ======      =======
Earnings (loss) per common share
  Basic                                          (0.01)     (1.76)          --        (0.01)
                                               =======     ======       ======      =======
  Diluted                                        (0.01)     (1.76)          --        (0.01)
                                               =======     ======       ======      =======

Weighted average of common shares              170,984         50       10,000      180,984
                                               =======     ======       ======      =======
Weighted average of common shares - diluted    170,984         50       10,000      180,984
                                               =======     ======       ======      =======


(1) Adjusted to reflect the consolidated statements of operations of ITEC and SourceOne
(2) SourceOne Group's inception occurred at the beginning of April 2001

                                                               Six months
in thousands, except per share data            Year ended        ended
                                             June 30, 2001   Sept. 30, 2001
                                            -------------------------------  Pro forma    Pro forma
                                                  ITEC         SourceOne    Adjustments    ITEC (1)
                                            --------------------------------------------------------
                                                Audited       Unaudited (2)
Revenues
  Sales of products                              2,897               --         --          2,897
  Licenses and royalties                           555               --         --            555
  PEO services                                      --           25,083         --         25,083
                                               -------           ------     ------        -------
                                                 3,452           25,083         --         28,535
                                               -------           ------     ------        -------
Costs and expenses
  Cost of products sold                          2,742               --         --          2,742
  Cost of PEO services                              --           24,605         --         24,605
  Selling, general and administrative            8,720              694         --          9,414
  Research and development                         250               --         --            250
                                               -------           ------     ------        -------
                                                11,712           25,299         --         37,011
                                               -------           ------     ------        -------
Loss from operations                            (8,260)            (216)        --         (8,476)
                                               -------           ------     ------        -------
Other income (expense)
  Interest and finance costs                    (1,628)              (1)        --         (1,629)
  Other                                             --                4         --              4
                                               -------           ------     ------        -------
                                                (1,628)               3         --         (1,635)
                                               -------           ------     ------        -------
Loss before income taxes                        (9,888)            (213)        --        (10,101)

Income tax benefit (expense)                        --               --         --             --
                                               -------           ------     ------        -------
Net loss                                        (9,888)            (213)        --        (10,101)
Preferred stock dividends                          (21)              --         --            (21)
                                               -------           ------     ------        -------
Net loss                                        (9,909)            (213)        --        (10,122)
                                               =======           ======     ======        =======
Earnings (loss) per common share
  Basic                                          (0.08)           (4.26)        --          (0.07)
                                               =======           ======     ======        =======
  Diluted                                        (0.08)           (4.26)        --          (0.07)
                                               =======           ======     ======        =======
Weighted average of common shares              131,488               50     10,000        141,488
                                               =======           ======     ======        =======
Weighted average of common shares -
diluted                                        131,488               50     10,000        141,488
                                               =======           ======     ======        =======


(1) Adjusted to reflect the consolidated statements of operations of ITEC and SourceOne
(2) SourceOne Group's inception occurred at the beginning of April 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 5, 2001

IMAGING TECHNOLOGIES CORPORATION (Registrant)

By: /s/ Brian Bonar

------------------------------
Brian Bonar
Chairman, Chief Executive Officer, and Chief Accounting Officer