Form 10-Q
period 2001-12-31
IMAGING TECHNOLOGIES CORP/CA
filed 2002-02-15
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                                       or
                   TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission file No. 0-12641



                                                [GRAPHIC OMITED]


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


Check  whether  the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes    No

The number of shares outstanding of the registrant's common stock as of February 12, 2002 was 262,546,959.


TABLE  OF  CONTENTS


                                                                                                      Page
PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets - December 31, 2001 (unaudited) and June 30, 2001 (audited)      ..     3
     Consolidated Statements of Operations  - 3 months ended December 31, 2001 and 2000 (unaudited).     4
     Consolidated Statements of Operations  - 6 months ended December 31, 2001 and 2000 (unaudited).     5
     Consolidated Statements of Cash Flows - 6 months ended December 31, 2001 and 2000 (unaudited) .     6
     Notes to Consolidated Financial Statements                         .. . . . . . . . . . . . . .     7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . .    11

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . . .    20

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

ITEM 2.  Changes in Securities and Use of Proceeds                .. . . . . . . . . . . . . . . . .    21

ITEM 3.  Defaults Upon Senior Securities                           . . . . . . . . . . . . . . . . .    21

ITEM 4.  Submission of Matters to a Vote of Security Holders          .. . . . . . . . . . . . . . .    21

ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23



PART  I.  -  FINANCIAL  INFORMATION

ITEM  1.   CONSOLIDATED  FINANCIAL  STATEMENTS


IMAGING  TECHNOLOGIES  CORPORATION  AND  SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS
                                                                DECEMBER 31,    JUNE 30,
                                                                         2001           2001
    (audited)
Current assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $         159   $         35
     Accounts receivable:
        Billed . . . . . . . . . . . . . . . . . . . . . . . .            954             58
        Unbilled . . . . . . . . . . . . . . . . . . . . . . .            634              -
                                                                --------------  -------------
                                                                        1,747             58

     Inventories . . . . . . . . . . . . . . . . . . . . . . .            877             50
     Prepaid expenses and other. . . . . . . . . . . . . . . .            311            259
                                                                --------------  -------------
          Total current assets . . . . . . . . . . . . . . . .          2,935            402

Property and equipment, net. . . . . . . . . . . . . . . . . .            206            241
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . .          1,823            569
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            197              -
                                                                --------------  -------------

                                                                $       5,161   $      1,212
                                                                ==============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Borrowings under bank note payable. . . . . . . . . . . .  $       3,818   $      4,318
     Short-term debt . . . . . . . . . . . . . . . . . . . . .          6,001          3,379
     Accounts payable. . . . . . . . . . . . . . . . . . . . .          6,325          6,450
     PEO payroll taxes and other payroll deductions. . . . . .            443              -
     PEO accrued worksite employee . . . . . . . . . . . . . .            550              -
     Other accrued expenses. . . . . . . . . . . . . . . . . .          5,497          3,175
                                                                --------------  -------------
          Total current liabilities. . . . . . . . . . . . . .         22,634         17,322

Stockholders' net capital deficiency
     Series A preferred stock, $1,000 par value, 7,500 shares
        authorized, 420.5 shares issued and outstanding. . . .            420            420
     Common stock, $0.005 par value, 500,000,000 shares
        authorized, 226,555,800 and 170,901,065 shares issued
        and outstanding, respectively. . . . . . . . . . . . .          1,133            864
     Paid-in capital . . . . . . . . . . . . . . . . . . . . .         71,642         69,472
     Shareholder loans . . . . . . . . . . . . . . . . . . . .           (105)          (105)
     Common stock warrants . . . . . . . . . . . . . . . . . .            541            475
     Accumulated deficit . . . . . . . . . . . . . . . . . . .        (91,104)       (87,236)
                                                                --------------  -------------
          Total shareholders' net capital deficiency . . . . .        (17,473)       (16,110)
                                                                --------------  -------------
                                                                $       5,161   $      1,212
                                                                ==============  =============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES


CONSOLIDATED  STATEMENTS  OF  OPERATIONS
THREE  MONTHS  ENDED  DECEMBER  31,  2001  AND  2000
(IN  THOUSANDS,  EXCEPT  SHARE  DATA)
(UNAUDITED)


                                                               2001           2000
Revenues
     Sales of products . . . . . . . . . . . . . . .  $         891   $        556
    Software sales, licenses and royalties . . . . .            145            455
     PEO services. . . . . . . . . . . . . . . . . .          7,074              -
                                                      --------------  -------------
                                                              8,110          1,011
                                                      --------------  -------------
Costs and expenses
     Cost of products sold . . . . . . . . . . . . .            646            481
     Cost of software sales, licenses and royalties.             24              -
     Cost of PEO services. . . . . . . . . . . . . .          6,795              -
     Selling, general, and administrative. . . . . .          2,137          1,721
     Research and development. . . . . . . . . . . .             64            217
                                                      --------------  -------------
                                                              9,666          2,419
                                                      --------------  -------------

Income (loss) from operations. . . . . . . . . . . .         (1,556)        (1,408)
                                                      --------------  -------------

Other income (expense):
     Interest and financing costs, net . . . . . . .           (298)          (177)
     Other . . . . . . . . . . . . . . . . . . . . .              -              -
                                                      --------------  -------------
                                                               (298)          (177)
                                                      --------------  -------------

Income (loss) before income taxes. . . . . . . . . .         (1,854)        (1,585)
Income tax expense

Net income (loss). . . . . . . . . . . . . . . . . .  $      (1,854)  $     (1,585)
                                                      ==============  =============

Earnings (loss) per common share
     Basic . . . . . . . . . . . . . . . . . . . . .  $       (0.01)  $      (0.01)
                                                      ==============  =============
     Diluted . . . . . . . . . . . . . . . . . . . .  $       (0.01)  $      (0.01)
                                                      ==============  =============

Weighted average common shares . . . . . . . . . . .        199,037        112,709
                                                      ==============  =============
Weighted average common shares - assuming dilution .        199,037        112,709
                                                      ==============  =============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES


CONSOLIDATED  STATEMENTS  OF  OPERATIONS
SIX  MONTHS  ENDED  DECEMBER  31,  2001  AND  2000
(IN  THOUSANDS,  EXCEPT  SHARE  DATA)
(UNAUDITED)


                                                             2001           2000
Revenues
     Sales of imaging products. . . . . . . . . . .  $      1,764   $      1,216
     Sales of software, licenses and royalties. . .           350            632
     PEO services . . . . . . . . . . . . . . . . .         7,074              -
                                                     -------------  -------------
                                                            9,188          1,848
                                                     -------------  -------------
Costs and expenses
     Cost of products sold. . . . . . . . . . . . .         1,214            924
     Cost of software, licenses and royalties . . .            54              -
     Cost of PEO services . . . . . . . . . . . . .         6,795              -
     Selling, general, and administrative . . . . .         3,586          4,072
     Research and development . . . . . . . . . . .           136            456
                                                     -------------  -------------
                                                           11,785          5,452
                                                     -------------  -------------

Income (loss) from operations . . . . . . . . . . .        (2,597)        (3,604)
                                                     -------------  -------------

Other income (expense):
      Interest and financing costs, net . . . . . .        (1,018)          (358)
     Other. . . . . . . . . . . . . . . . . . . . .             -              -
                                                     -------------  -------------
                                                           (1,018)          (358)
                                                     -------------  -------------

Income (loss) before income taxes . . . . . . . . .        (3,615)        (3,962)
Income tax expense

Net income (loss) . . . . . . . . . . . . . . . . .  $     (3,615)  $     (3,962)
                                                     =============  =============

Earnings (loss) per common share
     Basic. . . . . . . . . . . . . . . . . . . . .  $      (0.02)  $      (0.04)
                                                     =============  =============
     Diluted. . . . . . . . . . . . . . . . . . . .  $      (0.02)  $      (0.04)
                                                     =============  =============

Weighted average common shares. . . . . . . . . . .       185,010        107,997
                                                     =============  =============
Weighted average common shares - assuming dilution.       185,010        107,997
                                                     =============  =============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTHS  ENDED  DECEMBER  31,  2001  AND  2000
(IN  THOUSANDS,  EXCEPT  SHARE  DATA)
(UNAUDITED)


                                                                         2001                2000
Cash flows from operating activities
   Net income (loss) . . . . . . . . . . . . . . . . . . .  $          (3,615)  $          (3,962)
   Adjustments to reconcile net income (loss) to net
     cash from operating activities
        Depreciation and amortization. . . . . . . . . . .                 51                 143
         Stock issued for services . . . . . . . . . . . .                367                 618
        Changes in operating assets and liabilities
           Accounts receivable . . . . . . . . . . . . . .             (1,418)               (355)
           Inventories . . . . . . . . . . . . . . . . . .               (827)                 45
           Prepaid expenses and other. . . . . . . . . . .                (44)                (37)
           Accounts payable and accrued expenses . . . . .              1,961                 767
           PEO payroll taxes and other payroll deductions.                106                   -
           PEO accrued worksite employee expense . . . . .                318                   -
           Other assets. . . . . . . . . . . . . . . . . .                  2                   -
                                                            ------------------  ------------------
               Net cash from operating activities. . . . .             (3,099)             (2,781)

Cash flows from investing activities
   Capital expenditures. . . . . . . . . . . . . . . . . .                (56)                (90)
   Cash investment in acquisitions . . . . . . . . . . . .               (250)                  -
   Other . . . . . . . . . . . . . . . . . . . . . . . . .                  -                 150
                                                            ------------------  ------------------
               Net cash from investing activities. . . . .                (91)                 60
                                                            ------------------  ------------------

Cash flows from financing activities
   Net borrowings under bank lines of credit . . . . . . .               (500)               (900)
   Issuance of other notes payable . . . . . . . . . . . .              1,922                 850
   Warrant proceeds. . . . . . . . . . . . . . . . . . . .                 66                   -
   Net proceeds from issuance of common stock. . . . . . .              1,826               2,877
                                                            ------------------  ------------------
               Net cash from financing activities. . . . .              3,314               2,827
                                                            ------------------  ------------------

Net increase (decrease) in cash. . . . . . . . . . . . . .                124                 106
Cash, beginning of period. . . . . . . . . . . . . . . . .                 35                 291
                                                            ------------------  ------------------
Cash, end of period. . . . . . . . . . . . . . . . . . . .  $             159   $             397
                                                            ==================  ==================


See Notes to Consolidated Financial Statements.

                MAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)
NOTE  1.  BASIS  OF  PRESENTATION
The accompanying unaudited consolidated condensed financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended June 30, 2001, 2000, and 1999 included in the Company's annual report on Form 10-K filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.
NOTE  2.  GOING  CONCERN  CONSIDERATIONS
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2001, and for the year then ended, the Company has experienced a net loss and has deficiencies in working capital and net worth that raise substantial doubt about its ability to continue as a going concern.
On August 20, 1999, at the request of Imperial Bank, the Company's primary lender, the Superior Court of San Diego appointed an operational receiver who took control of the Company's day-to-day operations on August 23, 1999. On June 21, 2000, in connection with a settlement agreement reached with Imperial Bank, the Superior Court of San Diego issued an order dismissing the operational receiver.
On October 21, 1999, Nasdaq notified the Company that it no longer complied with the bid price and net tangible assets/market capitalization/net income requirements for continued listing on The Nasdaq SmallCap Market. At a hearing on December 2, 1999, a Nasdaq Listing Qualifications Panel also raised public interest concerns relating to the Company's financial viability. The Company's common stock was delisted from The Nasdaq Stock Market effective with the close of business on March 1, 2000. As a result of being delisted from The Nasdaq SmallCap Market, stockholders may find it more difficult to sell common stock. This lack of liquidity also may make it more difficult to raise capital in the future. Trading of the Company's common stock is now being conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.
The Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the Nasdaq and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a "penny stock." Our common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share, our common stock is no longer quoted on Nasdaq and our net tangible assets do not exceed $2,000,000. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.
The Company must obtain additional funds to provide adequate working capital and finance operations. However, there can be no assurance that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements including compliance with the Imperial Bank settlement agreement. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE  3.  EARNINGS  (LOSS)  PER  COMMON  SHARE
Basic earnings (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) available to common shareholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. Diluted earnings (loss) per common share ("Diluted EPS") is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings (loss) per share. The following is a reconciliation of Basic EPS to Diluted EPS:




                               EARNINGS (LOSS)      SHARES       PER-SHARE
                                    (NUMERATOR)  (DENOMINATOR)  AMOUNT
DECEMBER 31, 2000
     Net loss . . . . . . . .  $        (1,585)
          Preferred dividends               (6)
                               ----------------
     Basic and diluted EPS. .           (1,591)        112,709  $    (0.01)

DECEMBER 31, 2001
     Net loss . . . . . . . .  $       ( 1,697)
          Preferred dividends               (6)
                               ----------------
     Basic and diluted EPS. .           (1,703)        199,037  $    (0.01)


NOTE  4.  INVENTORIES




                              DEC. 31, 2001      SEPT. 30, 2001
Inventories
     Materials and suppliers  $              25  $             10
     Finished goods. . . . .                852               130
                              -----------------  ----------------
                              $             877  $            140
                              =================  ================


NOTE  5.  CONVERTIBLE  NOTES  PAYABLE
     In December 2000, the Company entered into a Convertible Note Purchase Agreement for $850,000, bearing an annual interest a of 8%, due December 2003. The Note is convertible into the Company's common stock.
     In July 2001, the Company entered into a Convertible Note Purchase Agreement for $1,000,000, bearing an annual interest rate of 8%, due July 2004. The Note is convertible into the Company's common stock.
     In September 2001, the Company entered into a Convertible Promissory Note for $300,000, bearing an interest rate of 8%, due September 2004. The Note is convertible into the Company's common stock.
     In November 2001, the Company entered into a Convertible Promissory Note for $200,000, bearing an interest rate of 8%, due November 2004. The Note is convertible into the Company's common stock.
     In January 2002, the Company entered into a Secured Convertible Debenture for $500,000, bearing an interest rate of 8%. The Debenture is convertible into the Company's common stock.

NOTE  6.  STOCK  ISSUANCES
     During the quarter, ITEC issued 27,236,338 common shares to holders of convertible notes payable at an average conversion price of $0.018 per share.
     ITEC issued during the quarter 9,898,666 registered common shares for legal and consulting at a warrant conversion average price of $0.03 per share pursuant to previously registrations under Form S-8. The Company recognized
$294,491  in  expenses  as  a  result  of  the  conversions.
     Registered warrants, exercised during the quarter at an average price of $0.023 per share, amounted to 5,667,277 common shares. The Company received $131,575 in cash.

NOTE  7.  BUSINESS  ACQUISITIONS
     On October 25, 2001, the Company acquired certain assets. These assets, related to the Company's office products and services business activities, represent an aggregate of $260,000 and include inventories, fixed assets, and accounts receivable. The purchase price of the assets was 7,500,000 shares of ITEC common stock, determined by the market price of ITEC common stock at the date of acquisition. The Company has agreed to register these shares.
     On November 12, 2001, the Company acquired all of the outstanding shares of SourceOne, Inc. ("SourceOne") from Neotactix, Inc. for $750,000. ITEC paid $250,000 in cash at Closing. $200,000 of these funds were provided by outside investors in the form of a promissory note convertible into shares of ITEC common stock, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. The balance is payable in cash or stock on a quarterly payment schedule beginning in April 2002.
     The purchase price was determined through analysis of SourceOne's recent, unaudited financial performance. SourceOne, through September 30, 2001, had losses of approximately $220 thousand on 6-month revenues of approximately $25 million. The total purchase price was arrived at through negotiations. The assets of SourceOne consist of cash, accounts receivable, and pre-paid insurance premiums.
     SourceOne is a professional employer organization ("PEO") that provides comprehensive personnel management services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management.
     The Company disclosed the details of the SourceOne transaction on Form 8-K, dated January 25, 2002.
     SourceOne Group, Inc. is operated by ITEC as a wholly-owned subsidiary. The consolidated financial statements of ITEC include the financial condition of SourceOne Group as of December 31, 2001 and the Statement of Operations since November 12, 2001. The pro forma presentation below displays pro forma condensed statement of operations as if SourceOne Group had been part of the Company since July 1, 2001- the beginning of the fiscal year. A comparison to the same period last year is not presented as SourceOne Group began operations in April 2001.




(in thousands) . . . . . . . . . . . . . . . . .  AS OF DECEMBER 31, 2001
  3-MONTHS . . . . . . . . . . . . . . . . . . .                 6 MONTHS
------------------------------------------------  ------------------------
Revenues:
   Sales of imaging products . . . . . . . . . .                      891    1,764
   Software sales, royalties & licenses. . . . .                      145      350
   PEO services. . . . . . . . . . . . . . . . .                   12,032   25,485
                                                  ------------------------  -------
                                                                   13,068   27,599
Costs and expenses:
   Cost of imaging products sold . . . . . . . .                      646    1,214
   Cost of software sales, royalties & licenses.                       24       54
   Cost of PEO services. . . . . . . . . . . . .                   11,744   24,900
   Selling, general and administrative . . . . .                    2,285    4,142
   Research and development. . . . . . . . . . .                       64      136
                                                  ------------------------  -------
                                                                   14,763   30,446

Loss from operations . . . . . . . . . . . . . .                   (1,695)  (2,847)

Other income (expense):
   Interest and finance costs,net. . . . . . . .                     (298)  (1,018)
                                                  ------------------------  -------

Loss before income taxes . . . . . . . . . . . .                   (1,993)  (3,865)

Income tax benefit (expense) . . . . . . . . . .                        -        -
                                                  ------------------------  -------

Net loss . . . . . . . . . . . . . . . . . . . .                   (1,993)  (3,865)
                                                  ========================  =======



NOTE  8.  SEGMENT  INFORMATION
     During the three-month and six-month period ended December 31, 2001, the Company managed and internally reported the Company's business as three reportable segments, principally, (1) imaging products and accessories, (2) imaging software, and (3) PEO services.
     Segment  information  for the period ended December 31, 2001 is as follows:




(in thousands)

                             IMAGING
                             PRODUCTS    IMAGING SOFTWARE   PEO SERVICES
                                         -----------------  -------------
3-months
---------------------------
    Revenues. . . . . . . .  $     891   $             145  $       7,074
    Operating income (loss)     (1,816)                 97            163

6-months
---------------------------
    Revenues. . . . . . . .  $   1,764   $             350  $       7,074
    Operating income (loss)     (2,996)                236            163


     Additional information regarding revenue by products and service groups is not presented because it is currently impracticable to do so due to various reorganizations of the Company's accounting systems. A comprehensive accounting system is being implemented that should enable the Company to report such information in the future.
     During the period ended December 31, 2001, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

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

OVERVIEW
     Imaging Technologies Corporation develops and distributes imaging software and distributes high-quality digital imaging products. The Company sells a range of printer and imaging products for use in graphics and publishing, digital photography, and other niche business and technical markets. The Company's core technologies are related the design and development of software products that improve the accuracy of color reproduction. ITEC's ColorBlind software provides color management to improve the accuracy of color reproduction - especially as it relates to matching color between different devices in a network, such as monitors and printers.
In order to capitalize on its existing systems integration expertise, the Company has begun to provide more services to help with tasks that have negatively impacted the business operations of our exiting and potential customers. To this end, ITEC has begun to pursue strategic acquisitions in personnel and employment practice management. We believe that there is considerable synergy between providing office systems solutions with administrative services.
     The Company provides comprehensive personnel management services through its wholly-owned SourceOne subsidiary. SourceOne is a professional employer organization ("PEO") that provides benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management.
     The Company's business continues to experience operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several quarters due to anticipated changes in the Company's business as these changes relate to acquisitions of new businesses, changes in product lines, and the potential for discontinuing certain components of the business.
The Company's current strategy is: (1) to commercialize its own technology, which is embodies in its ColorBlind Color Management software, (2) to market imaging products, including printers, copiers, and consumables (toner, ink, etc.) from other manufacturers to its customers, and (3) to expand its PEO related business activities.
     To successfully execute its current strategy, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.
     There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. Also see "Liquidity and Capital Resources." and "Item 1. Business - Risks and Uncertainties - Future Capital Needs."
Office  Products  and  Systems
     The office products and systems industry is undergoing a fundamental transformation characterized by a transition from analog to digital systems, management of publishing and printing over the Internet, reliance on outsourcing, and the rapid transition to color output.

     The worldwide document/imaging market is expected to grow to $209 billion by 2003. The global office market is forecast to increase to $43 billion in 2003. In-house color document production is expected to grow at a compound annual rate of 40% over the next few years.
     ITEC's office products and systems group integrates a variety of products, including printers, plotters, copiers, and software, into a seamless, networked solution for clients who are generally small to medium sized businesses. Hardware, software and supplies are bundled together as a systems solution.
     ITEC's e-commerce initiatives, dealseekers.com and color.com, provide for sales and support of software products and consumables such as inks, toner, and paper.
Personnel  Management  Systems  -  SourceOne
     As ITEC changes its focus from development and manufacturing to providing business services, management identified the opportunity to expand into personnel and human resources management. ITEC hopes to leverage its office products and systems expertise with that of offering professional employer organization (PEO) services.
     The Company's SourceOne PEO business provides a broad range of services associated with staff leasing and human resources management. These include benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services.
     The PEO business is growing rapidly, but profit margins are low. Consequently, profitability depends on (1) economies of scale leading to greater operating efficiencies; and (2) value-added services such as training, education, Internet support, and office products sales.
ACQUISITION  AND  SALE  OF  BUSINESS  UNITS
     On  October  25,  2001,  the Company acquired certain assets. These assets, related to the Company's office products and services business activities, represent an aggregate of $260,000 and include inventories, fixed assets, and accounts receivable. The purchase price of the assets was 7,500,000 shares of ITEC common stock, determined by the market price of ITEC common stock at the date of acquisition. The Company has agreed to register these shares.
     On November 12, 2001, the Company acquired all of the outstanding shares of SourceOne from Neotactix, Inc. for 10,000,000 shares of ITEC common stock. The acquisition price also included the assumption of $750,000 in payments due SourceOne from Neotactix. ITEC paid $250,000 in cash at Closing. These funds were provided by outside investors in exchange for 13,888,890 shares of ITEC common stock. The balance is payable in cash or stock on a quarterly payment schedule beginning in April 2002.
     The purchase price was determined through analysis of SourceOne's recent, unaudited financial performance. SourceOne, through September 30, 2001, had losses of approximately $220 thousand on 6-month revenues of approximately $25 million. The total purchase price of $750 thousand in cash plus the payment of 10,000,000 shares of ITEC common stock, was arrived at through negotiations. The assets of SourceOne consist of cash, accounts receivable, and pre-paid insurance premiums.
     The Company reported this transaction, including audited financial statements of SourceOne, on Form 8-K dated January 25, 2002.
RESULTS  OF  OPERATIONS  NET  REVENUES
     Revenues were $8.1 million and $1 million for the three-month period ended December 31, 2001 and 2000, respectively, an increase of $7.1 million or 703%. Revenues were $9.2 million and $1.8 million for the six-month period ended December 31, 2001 and 2000, respectively, an increase of $7.3 million or 398%. The increase in revenues was due primarily to the PEO revenues associated with the acquisition of SourceOne Group.
Sales of imaging products were $891 thousand and $556 thousand for the three-month period ended December 31, 2001 and 2000, respectively, an increase of $335 thousand or 61%. Sales of imaging products were $1.8 million and $1.2 million for the six-month period ended December 31, 2001 and 2000, respectively, an increase of $548 thousand or 45%. The increase in product sales from the reported periods of 2001 to 2000 was due to an overall increase in the sales activities of the Company. The Company has devoted itself primarily to the resale of office products, including copiers, printers, and network solutions. However, the Company's lack of sufficient working capital has had, and may continue to have, a negative adverse effect on product sales.
     The Company had sales software sales, licensing fees, and royalties for the three-month period ended December 31, 2001 and 2000 of $145 thousand and $455 thousand, respectively. Software revenues fell by $310 thousand (69%). For the six-month period ended December 31, 2001 and 2000, software sales, licensing fees, and royalties were $350 thousand and $632 thousand, respectively, a reduction of $282 thousand (45%). The reduction in software revenues was due primarily  to  the  absence  of  licensing  and  royalty  income.
     Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of the Company's products made by customers using ColorBlind software source code. However, ColorBlind software is sold by ITEC primarily as a packaged application, whether as a stand-alone application or to be bundled by our customers with hardware imaging products such as printers and copiers. At present, and in the future, royalties from the licensing of ColorBlind source code are not expected to be significant and will be reported as part of software sales.
COST  OF  PRODUCTS  SOLD
     Cost of products sold were $646 thousand (73% of product sales) and $481 thousand (87% of product sales) for the period ended December 31, 2001 and 2000, respectively. For the six-month period ended December 31, 2001 and 2000, cost of products sold were $1.2 million (69% of product sales) and $924 thousand (76% of product sales), respectively.
     The increase in margins is primarily due to changes in the Company's sales and distribution strategies. The Company has concentrated on sales of office products and software rather than its prior strategy of selling its own branded products, which, due to a variety of competitive factors, resulted in heavier discounting and lower margins. Management hopes to increase margins through adding more value to products it sells with software enhancements and offering training to its customers.
     Cost of software, licenses and royalties were $24 thousand (17%) for the three-month period ended December 31, 2001 and $54 thousand (16%) for the six-month period. Comparative results for the year-earlier period is not presented because it is currently impracticable to do so due to various reorganizations of the Company's accounting systems. A comprehensive accounting system is being implemented that should enable the Company to report such information in the future.
     Cost of PEO services were $6.8 million (96%) for the period ended December 31, 2001. The Company began providing these services pursuant to the acquisition of SourceOne Group on November 12, 2001. Accordingly, results are presented as of the date of acquisition.
SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES
     Selling, general and administrative expenses for the three-month period ended December 31, 2001 and 2000, respectively, were $2.1 million and $1.7 million. Selling, general and administrative expenses for the six-month period ended December 31, 2001 and 2000, respectively, were $3.6 million and $4 million.
     Selling, general and administrative expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services. For the three-month period ended December 31, the selling, general, and administrative expenses increased $416 thousand (25%) due primarily to additional costs associated with acquisitions, including its PEO subsidiary, SourceOne Group. However, for the six-month period ended December 31, 2001 and 2000, the Company reduced selling, general, and administrative expenses $486 thousand (12%) due primarily to reductions in engineering personnel, which were assigned to the support of certain ITEC-branded printer products, which have been suspended.
RESEARCH  AND  DEVELOPMENT
     Research and development costs were $64 thousand and $217 thousand for the three-month period ended December 31, 2001 and 2000, respectively; a decrease of $153 thousand (71%). For the six-month period ended December 31, 2001 and 2000, respectively, research and development costs were $136 thousand and $456 thousand; a decrease of $320 thousand (71%).
     The Company had been reducing its research and development costs during the past several quarters. It has suspended most of its engineering and licensing activities associated with OEM printer products and has re-directed its research and development costs toward the support of its ColorBlind software products. LIQUIDITY AND CAPITAL RESOURCES
     Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities. Additionally, in order to facilitate its growth and future liquidity, the Company has made some strategic acquisitions.
     As a result of some of the Company's financing activities, there has been a significant increase in the number of issued and outstanding shares. During the three-months period ended December 31 2001, the Company issued an additional
55.6 million shares. During the six-month period ended December 31, 2001, the Company issued an additional 55.7 million shares. These shares of common stock were issued primarily for raising capital due for corporate expenses in lieu of cash, and for acquisitions.
     During the quarter, ITEC issued 27,236,338 common shares to holders of convertible notes payable at an average conversion price of $0.018 per share.
     ITEC issued during the quarter 9,898,666 registered common shares for legal and consulting at a warrant conversion average price of $0.03 per share pursuant to previously registrations under Form S-8. The Company recognized $294,491 in expenses as a result of the conversions.
     Registered warrants, exercised during the quarter at an average price of $0.023 per share, amounted to 5,667,277 common shares. The Company received $131,575 in cash.
     As the result of beneficial conversions of convertible notes payable to common stock, during the quarters ended December 31 and September 30, 2001, $85,719 and $579,699 was charged to interest expense respectively.
     As of December 31, 2001, the Company had negative working capital of $19.7 million, a decrease of approximately $2.8 million (17%) in working capital as compared to June 30, 2000. This increase was due primarily to increases in short-term debt.
     Net cash used in operating activities increased $318 thousand (12%) to $3.1 million during the six-month period ended December 31, 2001, from $2.8 million during the year-earlier period, due primarily to costs associated with the Company's acquisition of SourceOne Group during the period.
Net cash used in investing activities was $91 thousand during the six-month period ended December 31, 2001 as compared to net cash from investing activities of $60 thousand at June 30, 2001. The change was due primarily with the Company's cash investment for the SourceOne Group acquisition.
Net cash from financing activities was $3.3 million for the six-month period ended December 31, 2001, an increase of $487 thousand or 18%. The increase is due primarily to the issuance of notes payable, which were used to finance continuing operations.
The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at December 31, 2001, was approximately $309 thousand.
The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, the resources the Company devotes to marketing and selling its products and services, and other factors. The report of the Company's independent auditors accompanying the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. (Also see Note 2 to the Consolidate Financial Statements.)

RISKS  AND  UNCERTAINTIES
     IF WE ARE UNABLE TO SECURE FUTURE CAPITAL, WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS. Our business has not been profitable in the past and it may not be profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. See "Potential Fluctuation in Our Quarterly Performance." The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.
     To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.
     IF OUR QUARTERLY PERFORMANCE CONTINUES TO FLUCTUATE, IT MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS. Our quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a negative impact on our results of operations. The factors include: the timing of product announcements and subsequent introductions of new or enhanced products by us and by our competitors, the availability and cost of products and/or components, the timing and mix of shipments of our products, the market acceptance of our new products, the availability of leasing or other purchase financing for our customers, seasonality, currency fluctuations, changes in our prices and in our competitors' prices, price protection offered to distributors and OEMs for product price reductions, the timing of expenditures for staffing and related support costs, the extent and success of advertising, research and development expenditures, and changes in general economic conditions.
     We may experience significant quarterly fluctuations in revenues and operating expenses as we introduce new products. In addition, our component purchases, production and spending levels are based upon our forecast of future demand for our products. Accordingly, any inaccuracy in our forecasts could adversely affect our financial condition and results of operations. Demand for our products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. Our failure to complete shipments during a quarter could have a material adverse effect on our results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period.
     THE MARKET PRICE OF OUR COMMON STOCK HISTORICALLY HAS FLUCTUATED SIGNIFICANTLY. Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends, announcements of developments related to our business, fluctuations in our operating results, a shortfall in our revenues or earnings compared to the estimates of securities analysts, announcements of technological innovations, new products or enhancements by us or our competitors, general conditions in the markets we serve, general conditions in the worldwide economy, developments in patents or other intellectual property rights, and developments in our relationships with our customers and suppliers.
     In addition, in recent years the stock market in general, and the market for shares of technology and other stocks have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated to our operating performance.
     SINCE OUR COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO, WE MAY EXPERIENCE A REDUCTION IN MARKET SHARE AND REVENUES. The markets for our products are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of product introductions by us and by our competitors, the selling prices of our products and of our competitors' products, the performance of our products and of our competitors' products, product distribution by us and by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support offered by us and by our competitors.
     A key element of our strategy is to provide competitively priced, quality products. We cannot be certain that our products will continue to be competitively priced. We have reduced prices on certain of our products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in product costs, will reduce our gross margins and may adversely affect our financial condition and results of operations.
The PEO industry in which we operate our SourceOne subsidiary is highly fragmented. While many of our competitors have limited operations, there are several PEO companies equal or substantially greater in size than ours. We also encounter competition from "fee-for-service" companies such as payroll processing firms, insurance companies, and human resources consultants. The large PEO companies have substantially more resources than us and provide a broader range of resources than we do.
     IF WE ACQUIRE COMPLEMENTARY BUSINESSES, WE MAY NOT BE ABLE TO EFFECTIVELY INTEGRATE THEM INTO OUR CURRENT OPERATIONS, WHICH WOULD ADVERSELY AFFECT OUR OVERALL FINANCIAL PERFORMANCE. In order to grow our business, we may acquire businesses that we believe are complementary. To successfully implement this strategy, we must identify suitable acquisition candidates, acquire these candidates on acceptable terms, integrate their operations and technology successfully with ours, retain existing customers and maintain the goodwill of the acquired business. We may fail in our efforts to implement one or more of these tasks. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we do. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Our overall financial performance will be materially and adversely affected if we are unable to manage internal or acquisition-based growth effectively. Acquisitions involve a number of risks, including: integrating acquired products and technologies in a timely manner, integrating businesses and employees with our business, managing geographically-dispersed operations, reductions in our reported operating results from acquisition-related charges and amortization of goodwill, potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees, the diversion of management attention, the assumption of unknown liabilities, potential disputes with the sellers of one or more acquired entities, our inability to maintain customers or goodwill of an acquired business, the need to divest unwanted assets or products, and the possible failure to retain key acquired personnel.
     Client satisfaction or performance problems with an acquired business could also have a material adverse effect on our reputation, and any acquired business could significantly under perform relative to our expectations. We cannot be certain that we will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with our strategic objectives, which could have a material adverse effect on our overall financial performance.
     In addition, if we issue equity securities as consideration for any future acquisitions, existing stockholders will experience ownership dilution and these equity securities may have rights, preferences or privileges superior to those of our common stock.
     IF WE ARE UNABLE TO DEVELOP AND/OR ACQUIRE NEW PRODUCTS IN A TIMELY MANNER, WE MAY EXPERIENCE A SIGNIFICANT DECLINE IN SALES AND REVENUES, WHICH MAY HURT OUR ABILITY TO CONTINUE OPERATIONS. The markets for our products are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in product selling prices due to competitive pressures over the life of a product are common. Our future success will depend on our ability to continue to develop new versions of our ColorBlind software, and to acquire competitive products from other manufacturers. We monitor new technology developments and coordinate with suppliers, distributors and dealers to enhance our products and to lower costs. If we are unable to develop and acquire new, competitive products in a timely manner, our financial condition and results of operations will be adversely affected.
IF THE MARKET'S ACCEPTANCE OF OUR PRODUCTS CEASES TO GROW, WE MAY NOT GENERATE SUFFICIENT REVENUES TO CONTINUE OUR OPERATIONS. The markets for our products are relatively new and are still developing. We believe that there has been growing market acceptance for color printers, color management software and supplies. We cannot be certain, however, that these markets will continue to grow. Other technologies are constantly evolving and improving. We cannot be certain that products based on these other technologies will not have a material adverse effect on the demand for our products. If our products are not accepted by the market, we will not generate sufficient revenues to continue our operations.
     IF WE ARE FOUND TO BE INFRINGING ON A COMPETITOR'S INTELLECTUAL PROPERTY RIGHTS OR IF WE ARE REQUIRED TO DEFEND AGAINST A CLAIM OF INFRINGEMENT, WE MAY BE REQUIRED TO REDESIGN OUR PRODUCTS OR DEFEND A LEGAL ACTION AT SUBSTANTIAL COSTS TO US. We currently hold no patents. Our software products, hardware designs, and circuit layouts are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by our software, hardware designs or the integration of the two. We protect our software source code as trade secrets and make our proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints.
     Competitors may assert that we infringe their patent rights. If we fail to establish that we have not violated the asserted rights, we could be prohibited from marketing the products that incorporate the technology and we could be liable for damages. We could also incur substantial costs to redesign our products or to defend any legal action taken against us. We have obtained U.S. registration for several of our trade names or trademarks, including: PCPI, NewGen, ColorBlind, LaserImage, ColorImage, ImageScript and ImageFont. These trade names are used to distinguish our products in the marketplace.
     IF INTERNATIONAL FINANCIAL CONDITIONS DETERIORATE, OUR CONTINUED OPERATIONS AND OVERALL FINANCIAL PERFORMANCE WILL BE NEGATIVELY IMPACTED. We conduct business globally. Accordingly, our future results could be adversely affected by a variety of uncontrollable and changing factors including: foreign currency exchange fluctuations, regulatory, political or economic conditions in a specific country or region, the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, trade restrictions, changes in tariffs, government spending patterns, natural disasters, difficulties in staffing and managing international operations; and difficulties in collecting accounts receivable.
     In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent as the laws of the United States.
     We intend to pursue international markets as key avenues for growth and to increase the percentage of sales generated in international markets. In our 2001, 2000, and 1999 fiscal years, sales outside the United States represented approximately 72%, 2%, and 56% of our net sales, respectively. We expect sales outside the United States to continue to represent a significant portion of our sales. As we continue to expand our international sales and operations, our business and overall financial performance may be adversely affected by the factors stated above.
     IF OUR WORLDWIDE DISTRIBUTORS REDUCE OR DISCONTINUE SALES OF OUR PRODUCTS, OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED. Our products are marketed and sold through a distribution channel of value added resellers, manufacturers' representatives, retail vendors, and systems integrators. We have a network of dealers and distributors in the United States and Canada, in the European Community and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. We support our worldwide distribution network and end-user customers through operations headquartered in San Diego. As of November 8, 2001, we directly employed 18 individuals involved in marketing and sales activities.
     A portion of our sales are made through distributors, which may carry competing product lines. These distributors could reduce or discontinue sales of our products, which could adversely affect us. These independent distributors may not devote the resources necessary to provide effective sales and marketing support of our products. In addition, we are dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting our markets.
     INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES, AND WORKERS' COMPENSATION RATES WILL HAVE A SIGNIFICANT EFFECT ON OUR FUTURE FINANCIAL PERFORMANCE. Health insurance premiums, state unemployment taxes, and workers' compensation rates are, in part, determined by our SourceOne subsidiary's claims experience, and comprise a significant portion of SourceOne's direct costs. We employ risk management procedures in an attempt to control claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, should we experience a large increase in claims activity, the unemployment taxes, health insurance premiums, or workers' compensation insurance rates we pay could increase. Our ability to incorporate such increases into service fees to clients is generally constrained by contractual agreements with our clients. Consequently, we could experience a delay before such increases could be reflected in the service fees we charge. As a result, such increases could have a material adverse effect on our financial condition or results of operations.
WE CARRY SUBSTANTIAL LIABILITY FOR WORKSITE EMPLOYEE PAYROLL AND BENEFITS COSTS. Under our client service agreements, we become a co-employer of worksite employees and we assume the obligations to pay the salaries, wages, and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not merely as an agent of the client company. Our obligations include responsibility for (a) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to SourceOne of the associated service fee; and (2) providing benefits to worksite employees even if the costs incurred by the SourceOne to provide such benefits exceed the fees paid by the client company. If a client company does not pay us, or if the costs of benefits provided to worksite employees exceed the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on the Company's financial condition or results of operations. AS A MAJOR EMPLOYER, OUR OPERATIONS ARE AFFECTED BY NUMEROUS FEDERAL, STATE, AND LOCAL LAWS RELATED TO LABOR, TAX, AND EMPLOYMENT MATTERS. By entering into a co-employer relationship with employees assigned to work at client company locations, we assume certain obligations and responsibilities or an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act ("ERISA") and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs; and the definition of "employer" under these laws is not uniform. Additionally, some of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to our PEO relationship with our worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company's financial condition or results of operations. While many states do not explicitly regulate PEOs, 21 states have passed laws that have licensing or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs and, in some cases, codify and clarify the co-employment relationship for unemployment, workers' compensation, and other purposes under state law. There can be no assurance that we will be able to satisfy licensing requirements of other applicable relations for all states. Additionally, there can be no assurance that we will be able to renew our licenses in all states.
THE MAINTENANCE OF HEALTH AND WORKERS' COMPENSATION INSURANCE PLANS THAT COVER WORKSITE EMPLOYEES IS A SIGNIFICANT PART OF OUR BUSINESS. The current health and workers' compensation contracts are provided by vendors with whom we have an established relationship, and on terms that we believe to be favorable. While we believe that replacement contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regards.
OUR STANDARD AGREEMENTS WITH PEO CLIENTS ARE SUBJECT TO CANCELLATION ON 60-DAYS WRITTEN NOTICE BY EITHER THE COMPANY OR THE CLIENT. Accordingly, the short-term nature of these agreements make us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. Additionally, our results of operations are dependent, in part, upon our ability to retain or replace client companies upon the termination or cancellation of our agreements.
A NUMBER OF LEGAL ISSUES REMAIN UNRESOLVED WITH RESPECT TO THE CO-EMPLOYMENT AGREEMENT BETWEEN A PEO AND ITS WORKSITE EMPLOYEES, INCLUDING QUESTIONS
CONCERNING THE ULTIMATE LIABILITY FOR VIOLATIONS OF EMPLOYMENT AND DISCRIMINATION LAWS. Our client service agreement establishes a contractual division of responsibilities between the Company and our clients for various personnel management matters, including compliance with and liability under various government regulations. However, because we act as a co-employer, we may be subject to liability for violations of these or other laws despite these contractual provisions, even if we do not participate in such violations. Although our agreement provides that the client is to indemnify the Company for any liability attributable to the conduct of the client, we may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying such liabilities. Additionally, worksite employees may be deemed to be agents of the Company, subjecting us to liability for the actions of such worksite employees.
     IF ALL OF THE LAWSUITS CURRENTLY FILED WERE DECIDED AGAINST US AND/OR ALL THE JUDGMENTS CURRENTLY OBTAINED AGAINST US WERE TO BE IMMEDIATELY COLLECTED, WE WOULD HAVE TO CEASE OUR OPERATIONS. On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. A motion to dismiss the lawsuit was granted on February 16, 2001 on our behalf and those individual defendants that have been served. However, on or about March 19, 2001, an amended complaint was filed by Nahid Nazarian Behfarin, Peter Cook, Stephen Domagala and Michael S. Taylor, on behalf of themselves and others similarly situated. On or about March 20, 2001, we once again filed a motion to dismiss the case along with certain other individual defendants. The motion was denied and an answer to the complaint has been filed on behalf of the company and certain individual defendants. We believe these claims are without merit and we intend to vigorously defend against them on our behalf as well as on behalf of the other defendants. The defense of this action has been tendered to our insurance carriers.
     Throughout fiscal 1999, 2000 and 2001, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3 million. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars. Should we be required to pay the full amount demanded in each of these claims and lawsuits, we may have to cease our operations. However, to date, the superior security interest held by Imperial Bank has prevented nearly all of these trade creditors from collecting on their judgments.
     IF OUR OPERATIONS CONTINUE TO RESULT IN A NET LOSS, NEGATIVE WORKING CAPITAL AND A DECLINE IN NET WORTH, AND WE ARE UNABLE TO OBTAIN NEEDED FUNDING, WE MAY BE FORCED TO DISCONTINUE OPERATIONS. For several recent periods, up through the present, we had a net loss, negative working capital and a decline in net worth, which raises substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve revenue targets due to insufficient working capital. Our ability to continue operations will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. Although we have reduced our work force and suspended some of our operations, if we are unable to achieve the necessary product sales or raise or obtain needed funding, we may be forced to discontinue operations.
     IF AN OPERATIONAL RECEIVER IS REINSTATED TO CONTROL OUR OPERATIONS, WE MAY NOT BE ABLE TO CARRY OUT OUR BUSINESS PLAN. On August 20, 1999, at the request of Imperial Bank, our primary lender, the Superior Court, San Diego appointed an operational receiver to us. On August 23, 1999, the operational 65receiver took control of our day-to-day operations. On June 21, 2000, the Superior Court, San Diego issued an order dismissing the operational receiver as a part of a settlement of litigation with Imperial Bank pursuant to the Settlement Agreement effective as of June 20, 2000. The Settlement Agreement requires that we make monthly payments of $150,000 to Imperial Bank until the indebtedness is paid in full. However, in the future, without additional funding sufficient to satisfy Imperial Bank and our other creditors, as well as providing for our working capital, there can be no assurances that an operational receiver may not be reinstated. If an operational receiver is reinstated, we will not be able to expand our products nor will we have complete control over sales policies or the allocation of funds.
     The penalty for noncompliance of the Settlement Agreement is a stipulated judgment that allows Imperial Bank to immediately reinstate the operational receiver and begin liquidation proceedings against us. We are currently meeting the monthly amount of $150,000 as stipulated by the Settlement Agreement with Imperial Bank. However, the monthly payments have been reduced to $100,000 through January of 2002.
     THE DELISTING OF OUR COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET HAS MADE IT MORE DIFFICULT TO RAISE FINANCING, AND THERE IS LESS LIQUIDITY FOR OUR COMMON STOCK AS A RESULT. The Nasdaq SmallCap Market and Nasdaq Marketplace Rules require an issuer to evidence a minimum of $2,000,000 in net tangible assets, a $35,000,000 market capitalization or $500,000 in net income in the latest fiscal year or in two of the last three fiscal years, and a $1.00 per share bid price, respectively. On October 21, 1999, Nasdaq notified us that we no longer complied with the bid price and net tangible assets/market capitalization/net income requirements for continued listing on The Nasdaq SmallCap Market. At a hearing on December 2, 1999, a Nasdaq Listing Qualifications Panel also raised public interest concerns relating to our financial viability. While the Panel acknowledged that we were in technical compliance with the bid price and market capitalization requirements, the Panel was of the opinion that the continued listing of our common stock on The Nasdaq Stock Market was no longer appropriate. This conclusion was based on the Panel's concerns regarding our future viability. Our common stock was delisted from The Nasdaq Stock Market effective with the close of business on March 1, 2000. As a result of being delisted from The Nasdaq SmallCap Market, stockholders may find it more difficult to sell our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future.
     Trading of our common stock is now being conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.
     The Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the Nasdaq and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a "penny stock." Our common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share, our common stock is no longer quoted on Nasdaq and our net tangible assets do not exceed $2,000,000. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell our common stock and the ability of stockholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
        Not  applicable.

PART  II  -  OTHER  INFORMATION
ITEM  1.  LEGAL  PROCEEDINGS
     On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. A motion to dismiss the lawsuit was granted on February 16, 2001 on our behalf and those individual defendants that have been served. However, on or about March 19, 2001, an amended complaint was filed by Nahid Nazarian Behfarin, Peter Cook, Stephen Domagala and Michael S. Taylor, on behalf of themselves and others similarly situated. On or about March 20, 2001, we once again filed a motion to dismiss the case along with certain other individual defendants. The motion was denied and an answer to the complaint has been filed on behalf of the company and certain individual defendants. We believe these claims are without merit and we intend to vigorously defend against  them  on  our  behalf as well as on behalf of the other defendants. The defense  of  this  action  has  been  tendered  to  our  insurance  carriers.
     Throughout fiscal 1999, 2000 and 2001, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3 million. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars.
     Furthermore, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.
ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
Common  Stock  Warrants
-----------------------
     The Company, from time-to-time, grants warrants to employees, directors, outside consultants and other key persons, to purchase shares of the Company's common stock, at an exercise price equal to no less than the fair market value of such stock on the date of grant.
     In the first quarter ended September 30, 2001, the Company issued warrants to directors and certain officers to purchase up to 55,000,000 shares of its common stock at an exercise price equal to $0.02 per share. The value of these warrants for non-officer directors is estimated at $66,000.
     Registered warrants, exercised during the quarter at an average price of $0.023 per share, amounted to 5,667,277 common shares. The Company received $131,575 in cash.
ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
     None
ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     None
ITEM  5.  OTHER  INFORMATION
None
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          Exhibits:
          10(a)     Secured  Convertible  Debenture  issued  by  the  Company to
Bristol  Investment  Fund,  Ltd.,  dated                    January  22,  2002.
          10(b)     Securities  Purchase  Agreement  between  the  Company  and
Bristol  Investment  Fund,  Ltd.,  dated                    January  22,  2002.
          10(c)     Registration  Rights  Agreement  between  the  Company  and
Bristol  Investment  Fund,  Ltd.,  dated                    January  22,  2002.
          10(d)     Transaction  Fee Agreement between the Company and Alexander
Dunham  Securities,  Inc.,  dated                    January  22,  2002.
          10(e)     Stock  Purchase  Warrant  issued  to  Alexander  Dunham
Securities,  Inc.,  dated  January  22,  2002.
          10(f) Stock Purchase Warrant issued to Bristol Investment Fund, Ltd., dated January 22, 2002.
          10(g)     Security  Agreement  between  the  Company  and  Bristol
Investment  Fund,  Ltd.,  dated  January  22,                    2002.
          10(h)     Convertible  Promissory  Note  between  the  Company  and
Stonestreet  Limited  Partnership,  dated                    November  7,  2001.
          10(i)     Convertible Note Purchase agreement  between the Company and
Stonestreet  Limited  Partnership,               dated  November  7,  2001.
          10(j)     Registration  Rights  Agreement  between  the  Company  and
Stonestreet  Limited  Partnership,                    dated  November  7,  2001.
          10(k)     Stock  Purchase  Warrant  issued  to  Stonestreet  Limited
Partnership,  dated  November  7,  2001.
          27     Financial  Data  Schedule

Reports  on  Form  8-K:
     The Company filed a report on Form 8-K dated January 25, 2001, related to the acquisition of SourceOne Group, Inc.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February  13,  2001

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)

By:  /S/
_____________________________________
Brian  Bonar
Chairman,  Chief  Executive  Officer,  and  Chief  Accounting  Officer