Form 10-Q/A
period 2001-12-31
IMAGING TECHNOLOGIES CORP/CA
filed 2002-05-20
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                                       or
                   TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission file No. 0-12641

                                                [GRAPHIC OMITED]

                        IMAGING TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)


DELAWARE . . . . . . . . . . . . . . . . . . . . . . . . . . .             33-0021693
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

                PAGE
PART  I  -  FINANCIAL  INFORMATION
Notes  to  Consolidated  Financial  Statements.     3

SIGNATURES          4

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

Dated:  May  17,  2002

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)

By:  /s/
_____________________________________
Brian  Bonar
Chairman,  Chief  Executive  Officer,  and  Chief  Accounting  Officer