Form 10-Q
period 2002-03-31
IMAGING TECHNOLOGIES CORP/CA
filed 2002-05-20
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       or
                   TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission file No. 0-12641

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

The number of shares outstanding of the registrant's common stock as of May 15, 2002, was 349,032,249.

TABLE OF CONTENTS
                                                                                                  Page
PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets - March 31, 2002 (unaudited) and June 30, 2001 (audited). . . .     3
     Consolidated Statements of Operations  - 3 months ended March 31, 2002 and 2001 (unaudited)     4
     Consolidated Statements of Operations  - 9 months ended March 31, 2002 and 2001 (unaudited)     5
     Consolidated Statements of Cash Flows - 9 months ended March 31, 2002 and 2001 (unaudited).     6
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . . . . . . . . .    22

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . . . . . . . . . . . .    23
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . .    23
ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

PART  I.  -  FINANCIAL  INFORMATION

ITEM  1.   CONSOLIDATED  FINANCIAL  STATEMENTS

IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
(IN  THOUSANDS,  EXCEPT  SHARE  DATA)

ASSETS
                                                                MARCH 31,     JUNE 30,
                                                                       2002           2001
    (audited)
Current assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $        87   $         35
     Accounts receivable:
        Billed . . . . . . . . . . . . . . . . . . . . . . . .        1,158             58
        Unbilled . . . . . . . . . . . . . . . . . . . . . . .          306              -
                                                                ------------  -------------
                                                                      1,464             58

     Inventories . . . . . . . . . . . . . . . . . . . . . . .        1,045             50
     Prepaid expenses and other. . . . . . . . . . . . . . . .          168            259
                                                                ------------  -------------
          Total current assets . . . . . . . . . . . . . . . .        2,764            402

Property and equipment, net. . . . . . . . . . . . . . . . . .          177            241
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . .        1,823            569
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16              -
                                                                ------------  -------------

                                                                $     4,780   $      1,212
                                                                ============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Borrowings under bank note payable. . . . . . . . . . . .  $     3,718   $      4,318
     Short-term debt . . . . . . . . . . . . . . . . . . . . .        4,562          3,379
     Accounts payable. . . . . . . . . . . . . . . . . . . . .        6,407          6,450
     PEO payroll taxes and other payroll deductions. . . . . .          404              -
     PEO accrued worksite employee . . . . . . . . . . . . . .          529              -
     Other accrued expenses. . . . . . . . . . . . . . . . . .        5,525          3,175
                                                                ------------  -------------
          Total current liabilities. . . . . . . . . . . . . .       21,145         17,322

Stockholders' net capital deficiency
     Series A preferred stock, $1,000 par value, 7,500 shares
        authorized, 420.5 shares issued and outstanding. . . .          420            420
     Common stock, $0.005 par value, 500,000,000 shares
        authorized, 276,935,848 and 170,901,065 shares
        issued and outstanding, respectively . . . . . . . . .        1,572            864
     Paid-in capital . . . . . . . . . . . . . . . . . . . . .       73,122         69,472
     Shareholder loans . . . . . . . . . . . . . . . . . . . .         (105)          (105)
     Common stock warrants . . . . . . . . . . . . . . . . . .          541            475
     Accumulated deficit . . . . . . . . . . . . . . . . . . .      (91,915)       (87,236)
                                                                ------------  -------------
          Total shareholders' net capital deficiency . . . . .      (16,365)       (16,110)
                                                                ------------  -------------
                                                                $     4,780   $      1,212
                                                                ============  =============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                        (in thousands, except share data)
                                   (unaudited)

                                                              2002           2001
Revenues
     Sales of products . . . . . . . . . . . . . . .  $        814   $      1,165
     Software sales, licenses and royalties. . . . .           470             30
     PEO services. . . . . . . . . . . . . . . . . .         8,098              -
                                                      -------------  -------------
                                                             9,382          1,195
                                                      -------------  -------------
Costs and expenses
     Cost of products sold . . . . . . . . . . . . .           614          1,050
     Cost of software sales, licenses and royalties.           277              -
     Cost of PEO services. . . . . . . . . . . . . .         7,735              -
     Selling, general, and administrative. . . . . .         1,863          1,559
     Research and development. . . . . . . . . . . .            68            223
                                                      -------------  -------------
                                                            10,557          2,832
                                                      -------------  -------------

Income (loss) from operations. . . . . . . . . . . .        (1,175)        (1,637)
                                                      -------------  -------------

Other income (expense):
     Interest and financing costs, net . . . . . . .          (364)           (65)
     Management fees . . . . . . . . . . . . . . . .             -              -
     Gain on extinguishment of debt. . . . . . . . .           411              -
     Other . . . . . . . . . . . . . . . . . . . . .             -              -
                                                      -------------  -------------
                                                                47            (65)
                                                      -------------  -------------

Income (loss) before income taxes. . . . . . . . . .        (1,128)        (1,702)
Income tax expense

Net income (loss). . . . . . . . . . . . . . . . . .  $     (1,128)  $     (1,702)
                                                      =============  =============

Earnings (loss) per common share
     Basic . . . . . . . . . . . . . . . . . . . . .  $      (0.01)  $      (0.01)
                                                      =============  =============
     Diluted . . . . . . . . . . . . . . . . . . . .  $      (0.01)  $      (0.01)
                                                      =============  =============

Weighted average common shares . . . . . . . . . . .       263,320        141,148
                                                      =============  =============
Weighted average common shares - assuming dilution .       263,320        141,148
                                                      =============  =============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31,
                        (in thousands, except share data)
                                   (unaudited)

                                                             2002           2001
Revenues
     Sales of imaging products. . . . . . . . . . .  $      2,578   $      2,381
     Sales of software, licenses and royalties. . .           820            662
     PEO services . . . . . . . . . . . . . . . . .        15,172              -
                                                     -------------  -------------
                                                           18,570          3,043
                                                     -------------  -------------
Costs and expenses
     Cost of products sold. . . . . . . . . . . . .         1,828          1,974
     Cost of software, licenses and royalties . . .           331              -
     Cost of PEO services . . . . . . . . . . . . .        14,530              -
     Selling, general, and administrative . . . . .         5,449          5,631
     Research and development . . . . . . . . . . .           140            679
                                                     -------------  -------------
                                                           22,278          8,284
                                                     -------------  -------------

Income (loss) from operations . . . . . . . . . . .        (3,708)        (5,241)
                                                     -------------  -------------

Other income (expense):
     Interest and financing costs, net. . . . . . .        (1,382)          (787)
     Gain on extinguishment of debt . . . . . . . .           411              -
     Other. . . . . . . . . . . . . . . . . . . . .             -              -
                                                     -------------  -------------
                                                             (971)          (787)
                                                     -------------  -------------

Income (loss) before income taxes . . . . . . . . .        (4,679)        (6,028)
Income tax expense

Net income (loss) . . . . . . . . . . . . . . . . .  $     (4,679)  $     (6,028)
                                                     =============  =============

Earnings (loss) per common share
     Basic. . . . . . . . . . . . . . . . . . . . .  $      (0.02)  $      (0.05)
                                                     =============  =============
     Diluted. . . . . . . . . . . . . . . . . . . .  $      (0.02)  $      (0.05)
                                                     =============  =============

Weighted average common shares. . . . . . . . . . .       211,143        119,045
                                                     =============  =============
Weighted average common shares - assuming dilution.       211,143        119,045
                                                     =============  =============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31,
                        (in thousands, except share data)
                                   (unaudited)

                                                                             2002           2001
Cash flows from operating activities
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .  $      (4,679)  $     (6,028)
   Adjustments to reconcile net income (loss) to net
     cash from operating activities
       Depreciation and amortization . . . . . . . . . . . . . . .             81            252
       Stock issued for services . . . . . . . . . . . . . . . . .            495            871
       Non-cash interest . . . . . . . . . . . . . . . . . . . . .            831            364
       Warrant discount expense. . . . . . . . . . . . . . . . . .            109              -
       Gain on extinguishment of debt. . . . . . . . . . . . . . .           (411)             -
        Changes in operating assets and liabilities
           Accounts receivable . . . . . . . . . . . . . . . . . .         (1,406)            58
           Inventories . . . . . . . . . . . . . . . . . . . . . .           (994)            47
           Prepaid expenses and other. . . . . . . . . . . . . . .            (91)           (43)
           Accounts payable and accrued expenses . . . . . . . . .          2,428            701
           PEO payroll taxes and other payroll deductions payable.            404              -
           PEO accrued worksite employee expense . . . . . . . . .            529              -
           Other assets. . . . . . . . . . . . . . . . . . . . . .            (16)             -
                                                                    --------------  -------------
               Net cash from operating activities. . . . . . . . .         (2,720)        (3,778)

Cash flows from investing activities
   Capital expenditures. . . . . . . . . . . . . . . . . . . . . .            (56)          (104)
   Cash investment in acquisitions . . . . . . . . . . . . . . . .           (250)             -
   Cash acquired in acquisitions . . . . . . . . . . . . . . . . .            215              -
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            150
                                                                    --------------  -------------
               Net cash from investing activities. . . . . . . . .            (91)            46

Cash flows from financing activities
   Net borrowings under bank lines of credit . . . . . . . . . . .           (600)        (1,500)
   Issuance of other notes payable . . . . . . . . . . . . . . . .          1,183            850
   Warrant proceeds. . . . . . . . . . . . . . . . . . . . . . . .             66              -
   Net proceeds from issuance of common stock. . . . . . . . . . .          2,214          4,366
                                                                    --------------  -------------
               Net cash from financing activities. . . . . . . . .          2,863          3,716

Net increase (decrease) in cash. . . . . . . . . . . . . . . . . .             52            (16)
Cash, beginning of period. . . . . . . . . . . . . . . . . . . . .             35            291
                                                                    --------------  -------------
Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . .  $          87   $        275
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

NOTE  2.  GOING  CONCERN  CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2002, and for the year then ended, the Company has experienced a net loss and has deficiencies in working capital and net worth that raise substantial doubt about its ability to continue as a going concern.
On August 20, 1999, at the request of Imperial Bank, the Company's primary lender, the Superior Court of San Diego appointed an operational receiver who took control of the Company's day-to-day operations on August 23, 1999. On June 21, 2000, in connection with a settlement agreement reached with Imperial Bank, the Superior Court of San Diego issued an order dismissing the operational receiver.

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

                               EARNINGS (LOSS)      SHARES       PER-SHARE
                                    (NUMERATOR)  (DENOMINATOR)  AMOUNT
MARCH 31, 2001
     Net loss . . . . . . . .  $        (1,702)
          Preferred dividends               (6)
                               ----------------
     Basic and diluted EPS. .           (1,708)        114,148  $    (0.01)

MARCH 31, 2002
     Net loss . . . . . . . .  $        (1,128)
          Preferred dividends               (6)
                               ----------------
     Basic and diluted EPS. .           (1,134)        263,320  $    (0.01)

NOTE  4.  INVENTORIES


                              MAR. 31, 2002    JUNE 30, 2001
Inventories
     Materials and suppliers  $           264  $              10
     Finished goods. . . . .              781                 40
                              ---------------  -----------------
                              $         1,045  $              50
                              ===============  =================

NOTE  5.  RECENT  ACCOUNTING  PRONOUNCEMENTS

SFAS  141

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. The Company does not expect SFAS No. 142 to have a material effect on its financial statements. Previously, the Company amortized $118 thousand of goodwill and discontinued amortization of goodwill for acquisitions made prior to July 1, 2001.

SFAS  143

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

SFAS  144

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

NOTE  6.  CONVERTIBLE  NOTES  PAYABLE

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

NOTE  7.  STOCK  ISSUANCES

During the quarter, ITEC issued 23,055,556 common shares to holders of $415,000 of convertible notes payable at an average conversion price of $0.018 per share.

ITEC issued during the quarter 4,277,778 registered common shares for legal and consulting services at an average market price of $0.03 per share pursuant to previously registrations under Form S-8. The Company recognized $128,333 in expenses.

Registered warrants, exercised during the quarter at an average price of $0.016 per share, amounted to 24,833,333 common shares. The Company received $388,000 in cash and expensed $108,667 as a warrant discount as the result of repricing the exercise price.

As the result of beneficial conversions of convertible notes payable to common stock, during the quarters ended March 31, 2002, December 31 and September 30, 2001, $165,556, $85,719 and $579,699 was charged to interest expense respectively.

During the quarter, the Company settled $1,160,221 of its debt in exchange for 35,705,190 common shares and notes payable of $40,000. This resulted in a gain on extinguishments of debt of $410,879.

NOTE  8.  BUSINESS  ACQUISITIONS

On March 8, 2002, ITEC acquired all of the outstanding shares of EnStructure, Inc. ("EnStructure), a Nevada corporation, for $250,000, payable in restricted common stock of the Company. The purchase price may be increased or decreased based upon EnStructure's representations of projected revenues and profits, which are defined in the acquisition agreement attached as an to the Company's Form 8-K, dated March 28, 2002.

EnStructure is professional employer organization ("PEO") that intends to provides personnel management services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management.

The purchase price was determined through analysis of the value of future revenues and profits of EnStructure and the value of certain insurance relationships held in California by EnStructure.

EnStructure, Inc. is operated by ITEC as a wholly-owned subsidiary. EnStructure will be the operating unit into which the Company will place new California-based PEO clients. The acquisition agreement, iprovides for the purchase price to be tied to selling PEO services of $20 million in annual value during a certain period of time.

EnStructure was incorporated in May 2001 and has had limited operations to date. It was established to market PEO services, primarily in California.

EnStructure's sole property is a qualified first-dollar-coverage workers' compensation insurance agreement with California's State Fund Insurance Company. As the acquisition price does not meet the materiality rule of Regulation S-X. Pro forma financial statements are not available as EnStructure has had limited operations since its inception. The Company disclosed the details of the EnStructure transaction on

NOTE  9.  SEGMENT  INFORMATION

During the three-month and nine-month period ended March 31, 2002, the Company managed and internally reported the Company's business as three reportable segments, principally, (1) imaging products and accessories, (2) imaging software, and (3) PEO services.

Segment  information  for  the  period  ended March 31, 2002 is as follows:

(in thousands)

                             IMAGING
                             PRODUCTS    IMAGING SOFTWARE   PEO SERVICES
                                         -----------------  -------------
3-months
---------------------------
    Revenues. . . . . . . .  $     814   $             470  $       8,098
    Operating income (loss)     (1,412)                154             83

9-months
---------------------------
    Revenues. . . . . . . .  $   2,578   $             820  $      15,172
    Operating income (loss)     (4,280)                390            182

     Additional information regarding revenue by products and service groups is not presented because it is currently impracticable to do so due to various reorganizations of the Company's accounting systems. A comprehensive accounting system is being implemented that should enable the Company to report such information in the future.

     During the period ended March 31, 2002, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

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

OVERVIEW

     Imaging Technologies Corporation develops and distributes imaging software and distributes high-quality digital imaging products. The Company sells a range of printer and imaging products for use in graphics and publishing, digital photography, and other niche business and technical markets. The Company's core technologies are related to the design and development of software products that improve the accuracy of color reproduction. ITEC's ColorBlind software provides color management to improve the accuracy of color reproduction - especially as it relates to matching color between different devices in a network, such as monitors and printers.

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

PERSONNEL  MANAGEMENT  SYSTEMS  -  SOURCEONE  AND  ENSTRUCTURE

     As ITEC changes its focus from development and manufacturing to providing business services, management identified the opportunity to expand into personnel and human resources management. ITEC hopes to leverage its office products and systems expertise with that of offering professional employer organization (PEO) services.

     The Company's PEO business provides a broad range of services associated with staff leasing and human resources management. These include benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services.

     The PEO business is growing rapidly, but profit margins are low. Consequently, profitability depends on (1) economies of scale leading to greater operating efficiencies; and (2) value-added services such as training, education, Internet support, and office products sales.

     The PEO industry collectively serves approximately 4 million work site employees in the United States. The target market for the PEO industry is represented by companies with 100 or fewer employees; a market of approximately 60 million people.

The PEO industry began in 1985 with approximately 14,000 employees collectively under management. According to the National Association of Professional Employer Organizations ("NAPEO"), there are approximately 900 PEO firms operating in the U.S., in nearly every state.

NAPEO reports that current PEO industry revenues are approximately $18 billion. The average annual growth rate of the industry, since 1985, has been 15%. According to the U.S. Small Business Administration ("SBA"), the U.S. has over 6 million small businesses, defined as those companies with 100 or fewer employees, representing over 99% of all businesses. The U.S. Census Bureau reports that small businesses represent the fastest growing segment of U.S. employment and commerce, representing an estimated annual payroll of $1.4 trillion.

A typical PEO client company has 12 work site employees and an average annual pay per work site employee of $22,517.

The PEO industry is growing due to the increased burden associated with employment practice management and human resources regulation.

     Growing pressure from federal agencies such as the Department of Labor, the Immigration and Naturalization Service, and the Equal Employment Opportunity
Commission, and the burdens of employment-related compliance such as COBRA, OSHA, workers' compensation, unemployment compensation, wrongful termination, ADA ("Americans with Disabilities Act"), and FMLA ("Family and Medical Leave Act") demand increasing levels of resources from small businesses.

ACQUISITION  AND  SALE  OF  BUSINESS  UNITS

     On March 8, 2002, ITEC acquired all of the outstanding shares of EnStructure, Inc. ("EnStructure), a Nevada corporation, for $250,000, payable in restricted common stock of the Company. The purchase price may be increased or decreased based upon EnStructure's representations of projected revenues and profits, which are defined in the acquisition agreement, which was exhibited as part of the Company's Form 8-K, dated March 28, 2002.

     EnStructure is professional employer organization ("PEO") that intends to provides personnel management services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management.

     The purchase price was determined through analysis of the value of future revenues and profits of EnStructure and the value of certain insurance relationships held in California by EnStructure.

     EnStructure, Inc. is operated by ITEC as a wholly-owned subsidiary. EnStructure will be the operating unit into which the Company will place new California-based PEO clients. The acquisition agreement, iprovides for the purchase price to be tied to selling PEO services of $20 million in annual value during a certain period of time.

     EnStructure was incorporated in May 2001 and has had limited operations to date. It was established to market PEO services, primarily in California. EnStructure's sole property is a qualified first-dollar-coverage workers' compensation insurance agreement with California's State Fund Insurance Company.

RESULTS  OF  OPERATIONS  NET  REVENUES

     Revenues were $9.4 million and $1.2 million for the three-month period ended March 31, 2002 and 2001, respectively, as increase of 683%. For the nine-month period ended March 31, 2002 and 2001, respectively, revenues were $18.6 million and $3.04 million, an increase of 512%. The increase in total revenues for the three and nine month periods as compared with the prior year was due primarily to revenues associated with the Company's PEO operations.

IMAGING  PRODUCTS

     Sales of imaging products were $814 thousand and $1.2 million for the three month period ended March 31, 2002 and 2001, respectively, a decrease of $351 thousand or 43%. For the nine-month period ended March 31, 2002 and 2001, sales of imaging products were $2.6 million and $2.4 million, respectively; an increase $197 thousand, or 8%. Increase and decreases in product sales from the reported periods of 2002 as compared to 2001 were due to variances on the Company's ability to finance inventory purchases. The Company's lack of sufficient working capital has had, and may continue to have, a negative adverse effect on imaging products sales.

     Revenue from software sales, licensing fees and royalties were $470 thousand and $30 thousand for the three-month period ended March 31, 2002 and 2001 respectively, an increase of $440 thousand, or 1,467%. For the nine-month period ended March 31, 2002 and 2001, respectively, software sales, licensing fees and royalties were $820 thousand and $662 thousand, respectively, an increase of $158 thousand, or 24%. The increase is primarily due to increased sales of ColorBlind software.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using ITEC technologies. These revenues, however, continue to decline, and are expected to decline in the future due to the Company's focus on imaging product sales and the Company's PEO operations as opposed to technology licensing activities.

PEO  SERVICES

     PEO revenues for the three-month period ended March 31, 2002 were $8.1 million. PEO revenues for the nine-month period ended March 31, 2002 were $15.1 million. The Company entered this business segment through acquisitions in November 2001. Consequently, there were no reported PEO revenues in the prior year.

COST  OF  PRODUCTS  SOLD

     Cost of products sold were $614 thousand (75% of product sales) and $1.05 million (90% of product sales) for the three-month period ended March 31, 2002 and 2002, respectively. For the nine-month period ended March 31, 2002 and 2001, cost of products sold were $1.83 million (71% of product sales) and $1.97 million (83% of product sales), respectively. The increase in margins is primarily due to changes in product mix. In the prior year, ITEC continued to sell branded printer products, developed in-jous and manufactured by contractors. ITEC now integrates a wide variety of imaging products, which are acquired from other manufacturers and integrated for customers by ITEC's sales and support staff.

     Cost of software, licenses and royalties were $277 thousand (59% of associated revenues) for the three-month period ended March 31, 2002. For the nine-month period ended March 31, 2002, cost of software, licenses and royalties were $331 thousand (40% of associated revenues). Comparative results for the year-earlier period is not presented because it is currently impracticable to do so due to various reorganizations of the Company's accounting systems. A comprehensive accounting system is being implemented that should enable the Company to report such information in the future.

     Cost of PEO services were $7.7 million (96% of PEO revenues) for the three-month period ended March 31, 2002; and $14.5 million (96% of PEO revenues) for the nine-month period ended March 31, 2002. The Company began providing these services pursuant to acquisitions in the current fiscal year. Accordingly, there are no comparative results for the prior year periods.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services.

     Selling, general and administrative expenses for the three-month period ended March 31, 2002 and 2001, respectively, were $1.86 million and $1.6 million. In the current three-month period, selling, general, and administrative expenses increased $304 thousand (16%) from the year-earlier quarter. The increase was due primarily to the costs associated with consulting expenses and the issuance of stock.

     Selling, general and administrative expenses for the nine-month period ended March 31, 2002 and 2001, respectively, were $5.5 million and $5.6 million. In the current nine-month period, the Company reduced selling, general, and administrative expenses $182 thousand (3%) due primarily to staff reductions, which were offset, in part, by consulting expenses.

COSTS  OF  RESEARCH  AND  DEVELOPMENT

     Costs of research and development were $68 thousand and $223 thousand for the period ended March 31, 2002 and 2001, respectively; a decrease of $155 thousand (70%). For the nine-month period ended March 31, 2002 and 2001, respectively, research and development costs were $140 thousand and $679 thousand, a decrease of $539 thousand (79%). Over the past year, the Company had been reducing its engineering and licensing activities and has re-directed research and development costs toward the development and support of the Company's ColorBlind software products.

OTHER  INCOME  AND  EXPENSE

     Interest and financing costs were $364 thousand for the period ended March 31, 2002 as compared to $65 thousand in the prior year period. For the nine-months ended March 31, 2002, interest and financing costs totaled $1.4 million; these costs were $787 in the prior year period. The increases are due primarily to the addition of beneficial conversions on the Company's convertible debt.

     During the three-month period ended March 31, 2002, the Company settled $1.2 of its debt in exchange for approximately 36 million common shares and notes payable of $40 thousand. This resulted in a gain on extinguishments of debt of $411 thousand.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities.

     As a result of some of the Company's financing activities, there has been a significant increase in the number of issued and outstanding shares. During the three-month period ended March 31, 2002, the Company issued an additional 87.8 million shares. During the nine-month period ended March 31, 2002, the Company issued 143.5 million shares. These shares of common stock were issued for raising capital due to private placements and for corporate expenses in lieu of cash, and for the exercise of warrants. (Also see Note 7 to the Consolidated Financial Statements.)

     As of March 31, 2002, the Company had negative working capital of $18.7 million, an increase of approximately $1.8 million (11%) in working capital as compared to June 30, 2001, due primarily to the Company's net loss in each successive quarterly period since the year ended June 30, 2001.

     Net cash used in operating activities decreased $1.1 million (28%) to $2.7 million during the nine-month period ended March 31, 2002, due primarily to a $1.3 million (22%) decrease in the Company's net loss from the prior year period.

Net cash used by investing activities was $91 thousand during the nine-month period ended March 31, 2002. The Company had cash from investing activities of $46 thousand in the prior year period. The difference was due primarily to cash used for acquisitions in the current fiscal year.
Net cash from financing activities was $2.9 million for the nine-month period ended March 31, 2002, a decrease of $853 thousand, or 23%. The decrease is due primarily to a reduction in proceeds from the sale of common stock, because the trading price of the Company's common stock fell substantially during the period.

     The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at March 31, 2002, was approximately $315 thousand.

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

RISKS  AND  UNCERTAINTIES
-------------------------

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

IF OUR QUARTERLY PERFORMANCE CONTINUES TO FLUCTUATE, IT MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

Our quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a negative impact on the results of our operations. The factors include: the timing of product announcements and subsequent introductions of new or enhanced products by us and by our competitors; the availability and cost of inventory; the timing and mix of shipments of our products; the market acceptance of our new products; our ability to retain our existing PEO customers and to recruit new PEO customers; seasonality; currency fluctuations; changes in our prices and in our competitors' prices; the timing of expenditures for staffing and related support costs; the extent and success of advertising; research and development expenditures; and changes in general economic conditions.

We may experience significant quarterly fluctuations in revenues and operating expenses as we introduce new products. In addition, our inventory purchases and spending levels are based upon our forecast of future demand for our products. Accordingly, any inaccuracy in our forecasts could adversely affect our financial condition and results of operations. Demand for our products could be adversely affected by a slowdown in the overall demand for computer systems, printer products or digitally printed images. Our failure to complete shipments during a quarter could have a material adverse effect on our results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period. Our PEO business is dependent upon the staffing levels of our clients. Reductions of our clients' staff could have a negative impact on our future financial performance.

SINCE OUR COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO, WE MAY EXPERIENCE A REDUCTION IN MARKET SHARE AND REVENUES.

The markets for the products we sell are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of product introductions by us and by our competitors; the variety of PEO related services offered by us and by our competitors; the selling prices of our products and of our competitors' products; the performance of our products and of our competitors' products; product distribution by us and by our competitors; our marketing ability and the marketing ability of our competitors; and the quality of customer support offered by us and by our competitors. A key element of our strategy is to provide competitively priced, quality products. We cannot be certain that our products will continue to be competitively priced. We have reduced prices on certain of our products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in product costs, will reduce our gross margins and may adversely affect our financial condition and results of operations.

IF WE ARE UNABLE TO OFFER OUR CUSTOMERS NEW PRODUCTS IN A TIMELY MANNER, WE MAY EXPERIENCE A SIGNIFICANT DECLINE IN SALES AND REVENUES, WHICH MAY HURT OUR ABILITY TO CONTINUE OPERATIONS.

The markets for our products are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in product selling prices due to competitive pressures over the life of a product are common. Our future success will depend on our ability to continue to offer competitive products and achieve cost reductions for the products we sell. In addition, we monitor new technology developments and coordinate with suppliers, distributors and dealers to enhance our existing products and lower costs. Advances in technology will require increased investment in ColorBlind product development to maintain our market position. If we are unable to develop new, competitive products in a timely manner, our financial condition and results of operations will be adversely affected.

IF THE MARKET'S ACCEPTANCE OF OUR PRODUCTS AND SERVICES CEASES TO GROW, WE MAY NOT GENERATE SUFFICIENT REVENUES TO CONTINUE OUR OPERATIONS.

The markets for our products are relatively new and are still developing. We believe that there has been growing market acceptance for imaging products, color management software, supplies and PEO services. We cannot be certain, however, that these markets will continue to grow. Other technologies are constantly evolving and improving. We cannot be certain that products based on these other technologies will not have a material adverse effect on the demand for our products and services. If our products are not accepted by the market, we will not generate sufficient revenues to continue our operations.

IF OUR SUPPLIERS CEASE LICENSING THEIR PRODUCTS TO US, WE MAY HAVE TO REDUCE OUR WORK FORCE OR CEASE OPERATIONS.

At present, many of our products use technology licensed from outside suppliers. We rely heavily on these suppliers for upgrades and support. In the case of our font products, we license the fonts from outside suppliers, who also own the intellectual property rights to the fonts. Our reliance on third-party suppliers involves many risks, including our limited control over potential hardware and software incompatibilities among the products we sell. Furthermore, we cannot be certain that all of the suppliers of products we market will continue to license their products to us, or that these suppliers will not license their products to other companies simultaneously.

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

Acquisitions involve a number of risks, including: integrating acquired products and technologies in a timely manner; integrating businesses and employees with our business; managing geographically-dispersed operations; reductions in our reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; the diversion of management attention; the assumption of unknown liabilities; potential disputes with the sellers of one or more acquired entities; our inability to maintain customers or goodwill of an acquired business; the need to divest unwanted assets or products; and the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired business could also have a material adverse effect on our reputation, and any acquired business could significantly under perform relative to our expectations. We are currently facing all of these challenges and our ability to meet them over the long term has not been established. As a result, we cannot be certain that we will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with our strategic objectives, which could have a material adverse effect on our overall financial performance. In addition, if we issue equity securities as consideration for any future acquisitions, existing stockholders will experience ownership dilution and these equity securities may have rights, preferences or privileges superior to those of our common stock. See "Future Capital Needs."

IF OUR VENDORS ARE NOT ABLE TO CONTINUE TO SUPPLY GOODS AND SERVICES AT APPROPRIATE PRICES TO MEET THE PROJECTED MARKET DEMAND FOR OUR PRODUCTS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL PERFORMANCE.

The terms of our supply contracts for goods and services are negotiated separately in each instance. Any significant increase in prices or decrease in availability of products we purchase for resale could have a material adverse effect on our business and overall financial performance.

IF WE ARE FOUND TO BE INFRINGING ON A COMPETITOR'S INTELLECTUAL PROPERTY RIGHTS OR IF WE ARE REQUIRED TO DEFEND AGAINST A CLAIM OF INFRINGEMENT, WE MAY BE REQUIRED TO REDESIGN OUR PRODUCTS OR DEFEND A LEGAL ACTION AT SUBSTANTIAL COSTS TO US.

We currently hold no patents. Our software products are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by our software. We protect our software source code as trade secrets and make our proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints.

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

IF OUR FOREIGN ACCOUNTS RECEIVABLE ARE NOT COLLECTIBLE, A NEGATIVE IMPACT ON OUR CONTINUED OPERATIONS AND OVERALL FINANCIAL PERFORMANCE COULD RESULT.

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

We intend to pursue international markets as key avenues for growth and to increase the percentage of sales generated in international markets. In our 2001, 2000 and 1999 fiscal years, sales outside the United States represented approximately 22%, 2% and 56% of our net sales, respectively. We expect sales outside the United States to continue to represent a significant portion of our sales. As we continue to expand our international sales and operations, our business and overall financial performance may be adversely affected by the factors stated above.

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

For several recent periods, up through the fiscal quarter ended December 31, 2001, we had a net loss, negative working capital and a decline in net worth, which raises substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve product sales and contract revenue targets due to insufficient working capital. Our ability to continue operations will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. Although we have reduced our work force and discontinued some of our operations, if we are unable to achieve the necessary product sales or raise or obtain needed funding, we may be forced to discontinue operations.

IF OUR WORLDWIDE DISTRIBUTORS REDUCE OR DISCONTINUE SALES OF OUR PRODUCTS, OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

Our products are marketed and sold through a distribution channel of value added resellers, manufacturers' representatives, retail vendors, and systems integrators. We have a network of dealers and distributors in the United States and Canada, in the European Community and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. We support our worldwide distribution network and end-user customers through centralized distribution and support operations headquartered in San Diego. As of April 19, 2002, we directly employed 14 individuals involved in marketing and sales activities.

A large percentage of our sales are made through distributors who may carry competing product lines. These distributors could reduce or discontinue sales of our products which could materially and adversely affect us. These independent distributors may not devote the resources necessary to provide effective sales and marketing support of our products. In addition, we are dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting our markets. We believe that our future growth and success will continue to depend in large part upon our distribution channels. Our business could be materially and adversely affected if our distributors fail to pay amounts to us that exceed reserves we have established.

IF HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES AND WORKERS' COMPENSATION RATES INCREASE, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL PERFORMANCE.

Health insurance premiums, state unemployment taxes, and workers' compensation rates are, in part, determined by our claims experience, and comprise a significant portion of our PEO operations' direct costs. We employ risk management procedures in an attempt to control claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, should we experience a large increase in claims activity, the unemployment taxes, health insurance premiums or workers' compensation insurance rates we pay could increase. Our ability to incorporate such increases into service fees to clients is generally constrained by contractual agreements with our clients. Consequently, we could experience a delay before such increases could be reflected in the service fees we charge. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

WE CARRY SUBSTANTIAL LIABILITY FOR WORKSITE EMPLOYEE PAYROLL AND BENEFITS COSTS.

Under our PEO operations' client service agreements, we become a co-employer of worksite employees and we assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not merely as an agent of the client company. Our obligations include responsibility for (a) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated service fee; and (2) providing benefits to worksite employees even if the costs incurred by us to provide such benefits exceed the fees paid by the client company. If a client company does not pay us, or if the costs of benefits provided to worksite employees exceed the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.

IF CERTAIN FEDERAL, STATE AND LOCAL LAWS RELATED TO LABOR, TAX AND EMPLOYMENT MATTERS ARE CHANGED, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR CONTINUED PEO OPERATIONS AND ON OUR OVERALL FINANCIAL PERFORMANCE.

By entering into a co-employer relationship with employees assigned to work at client company locations, we assume certain obligations and responsibilities or an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act ("ERISA") and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs; and the definition of "employer" under these laws is not uniform. Additionally, some of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to our PEO relationship with our worksite employees in a manner adverse to us, such an application could have a material adverse effect on our financial condition or results of operations. While many states do not explicitly regulate PEOs, twenty-one states have passed laws that have licensing or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs and, in some cases, codify and clarify the co-employment relationship for unemployment, workers' compensation and other purposes under state law. There can be no assurance that we will be able to satisfy licensing requirements of other applicable relations for all states. Additionally, there can be no assurance that we will be able to renew our licenses in all states. Our client service agreement establishes a contractual division of responsibilities between us and our clients for various personnel management matters, including compliance with and liability under various government regulations. However, because we act as a co-employer, we may be subject to liability for violations of these or other laws despite these contractual provisions, even if we do not participate in such violations. Although our agreement provides that the client is to indemnify us for any liability attributable to the conduct of the client, we may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying such liabilities. Additionally, worksite employees may be deemed to be our agents, subjecting us to liability for the actions of such worksite employees.

IF WE ARE UNABLE TO RETAIN HEALTH AND WORKERS' COMPENSATION INSURANCE PLANS THAT COVER WORKSITE EMPLOYEES ON FAVORABLE TERMS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR CONTINUED PEO OPERATIONS AND ON OUR OVERALL FINANCIAL PERFORMANCE.

The current health and workers' compensation contracts are provided by vendors with whom we have an established relationship and on terms that we believe to be favorable. While we believe that replacement contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

IF WE ARE UNABLE TO RETAIN OR REPLACE OUR EXISTING PEO CUSTOMERS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OVERALL FINANCIAL PERFORMANCE.

Our standard agreements with PEO clients are subject to cancellation on sixty days written notice by either us or the client. Accordingly, the short-term nature of these agreements make us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. Additionally, our results of operations are dependent, in part, upon our ability to retain or replace client companies upon the termination or cancellation of our agreements.

AS A COMPANY IN THE TECHNOLOGY INDUSTRY AND DUE TO THE VOLATILITY OF THE STOCK MARKETS GENERALLY, OUR STOCK PRICE COULD FLUCTUATE SIGNIFICANTLY IN THE FUTURE.

The market price of our common stock historically has fluctuated significantly. Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; a shortfall in our revenues or earnings compared to the estimates of securities analysts; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the computer peripheral market and the imaging markets we serve; general conditions in the worldwide economy; developments in patents or other intellectual property rights; and developments in our relationships with our customers and suppliers. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated to our operating performance.

IF AN OPERATIONAL RECEIVER IS REINSTATED TO CONTROL OUR OPERATIONS, WE MAY NOT BE ABLE TO CARRY OUT OUR BUSINESS PLAN.

On August 20, 1999, at the request of Imperial Bank (now Comerica Bank), our primary lender, the Superior Court, San Diego appointed an operational receiver to us. On August 23, 1999, the operational receiver took control of our day-to-day operations. Through further equity infusion, primarily in the form of the exercise of warrants to purchase our common stock, operations have continued, and on June 21, 2000, the Superior Court, San Diego issued an order dismissing the operational receiver as a part of a settlement of litigation with Imperial Bank pursuant to the Settlement Agreement effective as of June 20, 2000. The Settlement Agreement requires that we make monthly payments of $150,000 to Imperial Bank until the indebtedness is paid in full. However, in the future, without additional funding sufficient to satisfy Imperial Bank and our other creditors, as well as providing for our working capital, there can be no assurances that an operational receiver may not be reinstated. If an operational receiver is reinstated, we will not be able to expand our products nor will we have complete control over sales policies or the allocation of funds.

The penalty for noncompliance of the Settlement Agreement is a stipulated judgment that allows Imperial Bank to immediately reinstate the operational receiver and begin liquidation proceedings against us. The monthly payments have been reduced to $50,000 for the balance of calendar year 2002. of Operational Receiver

WE MAY SEEK ADDITIONAL FINANCING, WHICH WOULD RESULT IN THE ISSUANCE OF ADDITIONAL SHARES OF OUR CAPITAL STOCK AND/OR RIGHTS TO ACQUIRE ADDITIONAL SHARES OF OUR CAPITAL STOCK.

Additional issuances of capital stock would result in a reduction of current stockholders' percentage interest in ITEC. Furthermore, if the exercise price of any outstanding or issuable options or warrants or the conversion ratio of any preferred stock is lower than the price per share of common stock at the time of the exercise or conversion, then the price per share of common stock would decrease because the number of shares of common stock outstanding would increase without a corresponding increase in the dollar amount assigned to stockholders' equity.

The addition of a substantial number of shares of common stock into the market or by the registration of any other of our securities under the Securities Act may significantly and negatively affect the prevailing market price for our common stock. Furthermore, future sales of shares of common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of the common stock, as these warrants and options would be more likely to be exercised at a time when the price of the common stock is in excess of the applicable exercise price.

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

Our board of directors currently is authorized to issue up to 100,000 shares of preferred stock. The board has the power to establish the dividend rates, preferential payments on our liquidation, voting rights, redemption and conversion terms and privileges for any series of preferred stock.

SINCE OUR COMMON STOCK IS NO LONGER LISTED ON THE NASDAQ SMALLCAP MARKET, IT HAS BEEN MORE DIFFICULT TO RAISE FINANCING.

The Nasdaq SmallCap Market and Nasdaq Marketplace Rules require an issuer to evidence a minimum of $2,000,000 in net tangible assets, a $35,000,000 market capitalization or $500,000 in net income in the latest fiscal year or in two of the last three fiscal years, and a $1.00 per share bid price, respectively. Since we do not qualify to be listed on The Nasdaq SmallCap Market, stockholders may find it more difficult to sell our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future. Trading of our common stock is now being conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

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

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

The PEO industry has been experiencing a changing business environment. Regulatory agencies throughout the United States are involved in establishing new regulations related to the PEO industry. Additionally, insurance carriers are re-evaluating plans provided to employers in general and PEO companies in particular.

In April 2002, our SourceOne Group PEO subsidiary ("SOG") was ordered by the Bureau of Insurance of the State of Virginia to declare itself a Multi-Employer Welfare Arrangement ("MEWA") pursuance to Virginia law that became effective on October 1, 2001 (approximately six weeks prior to ITEC's acquisition of SOG). The Virginia Bureau of Insurance promulgated the resultant regulations during the quarter. The MEWA designation requires SOG to obtain proper licensing in order to continue as a multiple employer provider of health benefits to its worksite employees and co-employer clients, and to avoid possible fines, which, if imposed, are not expected to have a material effect upon SOG should they be imposed. Accordingly, we have submitted a licensing application to the Virginia Bureau of Insurance. Furthermore, it is our intention to replace all health benefit coverage for SOG worksite employees with brokered benefit plans directly, which will be sold to each employer client with each client being the named insured. However, there can be no assurance that all of our co-employer clients will accept this change and that they will continue to be our clients. Additionally, SOG's workers' compensation carrier declined to renew coverage as of May 1, 2002. SOG has made application to other insurance carrier programs and we expect to replace the expired policy before the end of May 2002. Prospective carriers have indicated that such a new policy would become effective May 1, 2002, which would circumvent any lapse in coverage. SOG's co-employer clients have been notified of the non-renewal of our current policy. Nevertheless, there can be no assurance that SOG will be able to retain all of its co-employer clients as a result of a change in the workers' compensation plan we provide or the higher manual premium rates anticipated under such a plan.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

 (a)     Exhibits:

         None.

 (b)     Reports  on  Form  8-K:

         On March 28, 2002, the Company filed Form 8-K related to the acquisition of EnStructure, Inc.

         On May 2, 2002, the Company filed Form 8-K related to the change of its auditors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May  20,  2002

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)


By:  /s/  BRIAN  BONAR
----------------------

Brian  Bonar
Chief  Executive  Officer
and  Principal  Financial  and  Accounting  Officer