Form 10-QT
period 2002-09-30
IMAGING TECHNOLOGIES CORP/CA
filed 2002-11-15
CIK 725394

___________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ___________________________________________

                                   FORM 12b-25
                           NOTIFICATION OF LATE FILING

SEC  FILE  NUMBER
0-12641

CUSIP  NUMBER
452440  40  1

(Check  One):
|  |Form  10-K  |  |Form  20-F  |  |Form  11-K  |X|  Form  10-Q  |  |Form  N-SAR


For  Period  Ended:     September  30,  2002

     [  ]  Transition  Report  on  Form  10-K
     [  ]  Transition  Report  on  Form  20-F
     [  ]  Transition  Report  on  Form  11-K
     [  ]  Transition  Report  on  Form  10-Q
     [  ]  Transition  Report  on  Form  N-SAR
     For  the  Transition  Period  Ended:  _________________________________

Read  Instruction  (on  back  page) Before Preparing Form. Please Print or Type.

NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:


PART  I  --  REGISTRANT  INFORMATION

Imgaging  Technologies  Corporation
-----------------------------------
Full  Name  of  Registrant

Former  Name  if  Applicable

17075  Via  del  Camp0
----------------------
Address  of  Principal  Executive  Office  (Street  and  Number)

San  Diego,  CA  92127
----------------------
City,  State  and  Zip  Code


PART  II  --  RULES  12b-25(b)  AND  (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box.)

          (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


PART  III  --  NARRATIVE

State below in reasonable detail why the Form 10-K, 11-K, 20-F 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Quarterly Report") could not be filed within the prescribed time period since the Registrant has not finalized all of its accounting matters. The Registrant, which has a small accounting staff, has devoted substantial time and efforts to other recent business matters affecting the Registrant, thereby delaying completion of the Quarterly Report. As a result, the information necessary to complete the Quarterly Report, including the financial statements and the notes thereto, has not yet been completed.


PART  IV--OTHER  INFORMATION

(1) Name and telephone number of person to contact in regard to this notification



Brian Bonar.        (858)            451-6120
------------  -----------  ------------------
(Name) . . .  (Area Code)  (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? YES [X] NO
If  answer  is  no,  identify  report(s).

The Registrant has not filed its Annual Report on Form 10-K as of the date of this notice.

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
[X]  YES  NO

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of results cannot be made.

The registrant has made acquisitions that have materially increased the amount of revenues in the period to be reported as compared to the prior year period.

                        Imaging Technologies Corporation
                        --------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date   November  15,  2002          By  /s/  Brian  Bonar
                    Chief  Executive  Officer

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                    ATTENTION

Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).