Form 10-K
period 2002-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 2002-11-19
CIK 725394

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

                               17075 Via Del Campo
                           San Diego, California 92127
                                 (858) 451-6120
    (Address of Principal Executive Offices and Registrant's Telephone Number,
                              Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: NONE
         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.005 par value

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

At November 15, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $757,537 based on the last trade price as reported on the NASD Electronic Bulletin Board. For purposes of this calculation, shares owned by officers, directors, and 10% shareholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At November 15, 2002, there were 92,838,396 shares of the registrant's Common Stock, $0.005 par value, issued and outstanding.

FORWARD-LOOKING  STATEMENTS

This document contains some forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements can generally be identified by the use of forward-looking words like "may," "will," "expect," "anticipate," "intend," "estimate," "continue," "believe" or other similar words. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements as a result of certain factors, including those listed under the heading "Risk Factors" and in other cautionary statements in this document.

PART  I
=======

ITEM  1.

BUSINESS
--------

     Imaging Technologies Corporation (OTCBB symbol: IMTO) ("ITEC" or the "Company") was incorporated in March 1982 under the laws of the State of California, and reincorporated in May 1983 under the laws of the State of Delaware. The Company's principal executive offices are located at 17075 via Del Campo, San Diego, CA 92127. The Company's main phone number is (858) 451-6120. We distribute high-quality digital imaging solutions and color management software products for use in graphics, publishing, digital photography, and other business and technical markets. In the 1980's, we began developing core technologies related to the design and functionality of non-impact printers and multi-function peripheral devices (printer/copier/fax). Our ColorBlind software provides color management to improve the accuracy of color reproduction - especially as it relates to matching color between different devices in a network, such as monitors and printers. Additionally, we market products on the Internet through our dealseekers.com and color.com websites.

     In November 2001, we embarked on an expansion program to provide more services to help with tasks that have negatively impacted the business operations of its existing and potential customers. To this end, the Company, through strategic acquisitions, became a professional employer organization ("PEO").

     ITEC now provides comprehensive personnel management services through its wholly-owned SourceOne Group and EnStructure subsidiaries. Each of these subsidiaries provides a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management to small and medium-sized businesses.

     In May 2002, ITEC entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. We expect to complete the acquisition in the second quarter of fiscal 2003.

     In July 2002, ITEC entered into an agreement to acquire controlling interest in Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. We anticipate closing this transaction in the second quarter of fiscal 2003.

     In August 2002, ITEC entered into an agreement to acquire controlling interest in Greenland Corporation. Greenland shares are traded on the Electronic Bulletin Board under the symbol GRLC. We anticipate closing this transaction in the second quarter of fiscal 2003.

MARKET  OVERVIEW  -  IMAGING  TECHNOLOGY  PRODUCTS
--------------------------------------------------

     ITEC's technology markets encompass desktop digital imaging and printing. Our traditional market segment has been image management to enhance the function of printers and/or digital copiers. We provide a variety of technical solutions, including software, systems integration, and training to meet the changing needs of this market.

     According to various market research companies such as International Data Corporation ("IDC") and The Gartner Group ("Gartner"), the worldwide document/imaging market is expected to grow to over $200 billion by 2003. The global office market is forecast to increase to over $40 billion in 2003. In-house color document production is expected to grow at a compound annual rate of 40% over the next few years. Various underlying industries may have a direct impact on ITEC's market potential. For example, according to Gartner, approximately 13 million of the 103 million households in the United States currently have a digital camera. Worldwide digital camera shipments are forecast to increase dramatically to approximately 42 million by 2004, according to IDC.

     Changes in the technology of document creation, management, production, and transmittal (including the Internet) have been changing the dynamics of the imaging market. The greater bandwidth now available to even small desktop computers has facilitated the movement of color images, which has resulting in increased demand for cross platform color reproduction.

     The growth of networks, the increased availability and dissemination of documents on the Internet, and the rapid adoption of color at the desktop have changed printing and document management. In the last few years, the market has migrated from one dominated by dedicated printers and scanners at the workstation, to an emphasis on document workflow using imaging products that enable remote document delivery and distribution through networks.

     The direct-to-plate and direct-to-print trends in the printing industry have created more demand for digital color proofing.

     The market growth and acceptance of the digital camera and the improved resolution of these cameras have created larger demand for color management and accurate color printing.

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

     ITEC is working to deliver solutions that meet the needs of imaging markets. Our objective is to be a successful provider of products for digital imaging by delivering high-quality, easy-to-use products and technology. We are focused on continuing to provide digital imaging solutions, including hardware, software, and training.

MARKET  OVERVIEW  -  PEO  SERVICES
----------------------------------

     In November 2001, we expanded into the business services market by providing PEO services.

     The PEO industry emerged in the early 1980's largely in response to the burdens placed on small and medium-sized employers by the complex legal and regulatory issues related to human resources management. While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. In a PEO arrangement, the PEO assumes broad aspects of the employer/employee relationship. Because PEOs provide employee-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide a greater variety of employee benefits and devote more attention to human resources management.

     We believe that the demand for PEO services is driven by (1) the trend by small and medium-sized businesses toward outsourcing management tasks outside of core competencies ; (2) the difficulty of providing competitive health care and related benefits to attract and retain employees; (3) the increasing costs of health and workers' compensation insurance coverage and workplace safety programs; and (4) complex regulation of labor and employment issues and the related costs of compliance.

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

     According to the National Association of Professional Employer Organizations ("NAPEO"), the PEO industry collectively serves approximately 4 million work site employees in the United States. The target market for the PEO industry is represented by companies with 100 or fewer employees; a market of approximately 60 million people.

     NAPEO also reports that current PEO industry revenues are approximately $18 billion. The average annual growth rate of the industry, since 1985, has been 15%. A typical PEO client company has 12 work site employees and an average annual pay per work site employee of $22,517.

     According to the U.S. Small Business Administration ("SBA"), the U.S. has over 6 million small businesses, defined as those companies with 100 or fewer employees, representing over 99% of all businesses. The U.S. Census Bureau reports that small businesses represent the fastest growing segment of U.S. employment and commerce, representing an estimated annual payroll of $1.4 trillion.

BUSINESS  STRATEGY
------------------

OFFICE  PRODUCTS  AND  SYSTEMS

     The office products and systems industry is undergoing a fundamental transformation characterized by a transition from analog to digital systems, management of publishing and printing over the Internet, reliance on outsourcing, and the rapid transition to color output.

      Our operations in this area integrate a variety of products, including printers, plotters, copiers, and software for clients who are generally small to medium sized businesses. Hardware, software, supplies, and service are bundled together as a systems solution.

COLOR  MANAGEMENT  SOFTWARE

     Accurate color reproduction is one of the largest single challenges facing the imaging industry. Customers demand systems that are easy to use, predictable and consistent. A color management system is needed so users can convert files for use with different devices. The varying characteristics of each device are captured in a device profile. The International Color Consortium ("ICC") has established a standard for the format for these profiles.

     Our ColorBlind color management software is a pre-packaged suite of applications, utilities, and tools that allow users to precisely create ICC profiles for each device in the color workflow including scanners, monitors, digital cameras, printers, and other specialized digital color input and output devices. Once profiled, ColorBlind balances these profiles to produce accurate, consistent, and reliable color rendering from input to output. ColorBlind software is sold as a stand-alone application or licensed to OEM's for resale to be bundled with peripheral devices.

     We operate an Internet site, color.com, as a resource center to provide information on the highest quality correct color. This site allows consumers to purchase our products, including ColorBlind software; and serves as an information resource for color imaging, including white papers on color imaging and management, links to color consultants and experts, and products.

     In July 2001, we organized ColorBlind Academy, which provides advanced color management training for resellers of color imaging products, including printers, copiers, monitors and other imaging products.

PERSONNEL  MANAGEMENT  SYSTEMS

     The PEO business provides a broad range of services associated with human resources management. These include benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services.

     Administrative Functions. We perform a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include payroll processing, payroll tax deposits, quarterly payroll tax reporting, employee file maintenance, unemployment claims processing and workers' compensation claims reporting.

     Benefit Plans Administration. We sponsor benefit plans including group health coverage. We are responsible for the costs and premiums associated with these plans, act as plan sponsor and administrator of the plans, negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations, and serve as liaison for the delivery of such benefits to worksite employees.

     Personnel Management. We provide a variety of personnel management services, which provide our client companies access to resources normally found in the human resources departments of larger companies. Our client companies will have access to a personnel guide, which will set forth a systematic approach to administering personnel policies and practices.

     Employer Liability Management. Under our Client Services Agreement ("CSA"), we assume many employment-related responsibilities associated with administrative functions and benefit plans administration. Upon request, we can also provide our clients guidance on avoiding liability for discrimination, sexual harassment, and civil rights violations. We employ counsel specializing in employment law.

     Client Service Agreement. All clients enter into our CSA, which establishes our service fee. The CSA is subject to periodic adjustments to account for changes in the composition of the client's workforce and statutory changes that affect our costs. The CSA also establishes the division of responsibilities between our Company and the client as co-employers. Pursuant to the CSA, we are responsible for personnel administration and are liable for certain employment-related government regulation. In addition, we assume liability for payment of salaries, wages (including payroll taxes), and employee benefits of worksite employees. The client retains the employees' services and remains liable for the purposes of certain government regulations.

     The PEO business is growing rapidly, but profit margins are small. Consequently, profitability depends on (1) economies of scale leading to greater operating efficiencies; and (2) value-added services such as training, education, Internet support, and other services that may be used by employers and employees.

     The income model for this business generally revolves around fees charged per employee. While gross profit is low, revenues are generally substantial. To this end, the Company intends to pursue acquisitions of small PEO firms. Each acquisition is expected to include retention of some existing management and staff in order to assure continuity of operations.

DREAM  CANVAS

     The potential acquisition of Dream Canvas Technology ("DCT") will help to expand our imaging products business. DCT is a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. Known as Senjya, printed stickers began as a part of religious practices; however, the use of custom stickers has become a popular social practice today.

     DCT has currently placed over 260 of its printing kiosks throughout Japan. Through its Senjya Fuda business unit, consumers can design and print their own custom stickers. Through its Print Club business unit, the same kiosks will allow consumers to use their own digital images, such as those from digital cameras, to include pictures on their custom stickers.

     The Dream Canvas technology will also enable end-users to customize and print photos on specialty photographic paper. ITEC will work with Dream Canvas to implement this application in the existing Dream Canvas locations and to expand the technology into new markets.

QPI  -  PHOTOMOTION

     The potential acquisition of QPI is expected to advance our imaging products business, particularly as it related to the advertising and merchandising industry.

     QPI's Photomotion Images are based upon patented technology. The resulting product is a unique color medium that uses existing original images to create the illusion of movement that allows three to five distinct images to be displayed in an existing light box. The images appear to change, or "morph," as a viewer passes the display. This ability to put multiple images in a single space, without the need for mechanical devices, allows for the creation of an active and entertaining display. The product is currently marketed in the U.S., Europe, Asia and Latin America.

     Visual marketing, including out-of-home media, is a large and growing, multi-billion dollar worldwide industry. An industry survey suggests that the field of visual marketing will increase at a rate of 50% annual for the next ten years. Out-of-home media plays a critical role in the media plans of national and international advertisers.

GREENLAND  CORPORATION

     The potential acquisition of Greenland Corporation is expected to advance our PEO business and to provide additional value-added services to client companies. Greenland has established a wholly-owned subsidiary, ExpertHR, to pursue core PEO business. We believe that there is considerable synergy between the PEO business and Greenland's check cashing technology and systems

     Greenland's wholly owned subsidiary, Check Central, is the developer of the Check Central Solutions' transaction processing system software and related MAXcash Automated Banking Machine (ABM ) kiosk designed to provide self-service check cashing and ATM-banking functionality. The MAXcash system provides full ATM functionality, phone card, and money order dispensing and, in the near future, will offer bill paying, and wire transfer services.

     The payroll check-cashing industry continues to expand, serving a population that now numbers 35% of working Americans.

COMPETITION
-----------

     The markets for the Company's products and services are highly competitive and rapidly changing. The Company's ability to compete in its markets depends on a number of factors, including the success and timing of product and services introductions by the Company and its competitors, selling prices, performance, distribution, marketing ability, and customer support. A key element of the Company's strategy is to provide competitively-priced, quality products and services.

     The PEO business is also highly competitive, with approximately 900 firms operating in the U.S. There are several firms that operate on a nationwide basis with revenues and resources far greater than ours. Some large PEO companies are owned by insurance carriers and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, and Staff Leasing, Inc. Also see "Risks and Uncertainties."

OPERATIONS
----------

     The Company's 3,000 square foot corporate headquarters facility in San Diego, California houses most of our administrative operations. During the fiscal year ended June 30, 2002, until October 22, 2002, we had a second facility in San Diego, which housed our office products and services. In order to reduce expenses, the Company has moved most of its operations to its corporate headquarters location. PEO operations are conducted from the Company's headquarter offices and small branch offices in Richmond, Virginia, Scottsdale, Arizona, and Troy, Michigan. Additional sales offices for imaging products are maintained in Mexico City and Guadalajara, Mexico.

MANUFACTURING,  PRODUCTION,  AND  SOURCES  OF  SUPPLY
-----------------------------------------------------

     ITEC has traditionally outsourced nearly all of its manufacturing. In June 2001, the Company suspended manufacturing of ITEC-branded products. The Company will continue to manufacture its software products in-house and through selected outside vendors. Also see "Risks and Uncertainties."

RESEARCH  AND  DEVELOPMENT
--------------------------

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

INTELLECTUAL  PROPERTY
----------------------

     ITEC's software products are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by the Company's software. The Company protects its software source code as trade secrets and makes its Company proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. The Company currently holds no patents. Technology products exist in a rapidly changing business environment. Consequently, the Company believes the effectiveness of patents, trade secrets, and copyright protection are less important in influencing long term success than the experience of the Company's employees and its contractual relationships.

     The Company has obtained U.S. registration for several of its trade names or trademarks, including PCPI, NewGen, ColorBlind, LaserImage, ColorImage, ImageScript, ImageFont, ImagePress, and ImageNet. These trade names are used to distinguish the Company's products in the marketplace.

     Competitors may assert that we infringe their patent rights. If the Company fails to establish that it has not violated the asserted rights, it could be prohibited from marketing the product lines that incorporate the technology and it could be liable for damages. The Company relies on a combination of trade secret, copyright and trademark protection, and non-disclosure agreements to protect its proprietary rights. Also see "Risks and Uncertainties."

PERSONNEL
---------

ITEC employed a total of 61 individuals worldwide as of June 30, 2002. Of this number, 58 were involved in sales, marketing, corporate administration and finance, and 3 were in engineering, research and development, and technical support. There is no union representation for any of ITEC's employees.

GOING  CONCERN  CONSIDERATIONS
------------------------------

     At June 30, 2002, and for the fiscal year then ended, we had a net loss, negative working capital and a decline in net worth, which raise substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve sales and contract revenue targets due to insufficient working capital. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. We have reduced and/or discontinued some of our operations and, if we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

     For the year ended June 30, 2002, our net loss was $13.3 million and our decrease in net worth was $3.9 million. At June 30, 2002 our negative working capital was $20.4 million. Specific steps that we have taken to address these problems include obtaining working capital through the issuance and sale of a convertible debenture, which is dependent upon the approval by the SEC of a pending S-1 registration statement, reduction in overhead costs through such actions as reductions in our work force, the relocation of our facilities to reduce rent payments, and rebuilding our distribution channels.

     Furthermore, we plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs with interim cash flow deficiencies being addressed through additional equity financing. We have been able to reduce our costs by reducing our number of employees and terminating unprofitable operations, such as the design and fabrication of controller boards as an OEM supplier to other computer printer manufacturers, which had greatly diminished revenues over the past three years. We commenced a program to reduce our debt, which we will address more aggressively in our current fiscal year, partially through debt-to-equity conversions. Finally, we continue to pursue the acquisition of business units that will be consistent with these measures. We anticipate that all of these initiatives will be carried out throughout the fiscal year ending June 30, 2003.

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

IF OUR QUARTERLY PERFORMANCE CONTINUES TO FLUCTUATE, IT MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

Our quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a negative impact on our results of operations. The factors include: (1) the timing of product announcements and subsequent introductions of new or enhanced products by us and by our competitors; (2) the availability and cost of inventory; (3) the timing and mix of shipments of our products; (4) the market acceptance of our new products; (5) our ability to retain our existing PEO customers and to recruit new PEO customers; (6) seasonality; (7) currency fluctuations; (8) changes in our prices and in our competitors' prices; (9) the timing of expenditures for staffing and related support costs; (10) the extent and success of advertising; (11) research and development expenditures; and (12) changes in general economic conditions.

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

SINCE OUR COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO, WE MAY EXPERIENCE A REDUCTION IN MARKET SHARE AND REVENUES.

The markets for the products we sell are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: (1) the frequency and success of product introductions by us and by our competitors; (2) the variety of PEO related services offered by us and by our competitors; (3) the selling prices of our products and of our competitors' products; (4) the performance of our products and of our competitors' products; (5) product distribution by us and by our competitors; (6) our marketing ability and the marketing ability of our competitors; and (7) the quality of customer support offered by us and by our competitors.

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

Acquisitions involve a number of risks, including: (1) integrating acquired products and technologies in a timely manner; (2) integrating businesses and employees with our business; (3) managing geographically-dispersed operations;
(4) reductions in our reported operating results from acquisition-related charges and amortization of goodwill; (5) potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; (6) the diversion of management attention; (7) the assumption of unknown liabilities; (8) potential disputes with the sellers of one or more acquired entities; (9) our inability to maintain customers or goodwill of an acquired business; (10) the need to divest unwanted assets or products; and (11) the possible failure to retain key acquired personnel.

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

     In addition, if we issue equity securities as consideration for any future acquisitions, existing shareholders will experience ownership dilution and these equity securities may have rights, preferences or privileges superior to those of our common stock. See "Future Capital Needs."

IF OUR VENDORS ARE NOT ABLE TO CONTINUE TO SUPPLY GOODS AND SERVICES AT APPROPRIATE PRICES TO MEET THE MARKET DEMAND FOR OUR PRODUCTS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL PERFORMANCE.

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

IF OUR FOREIGN ACCOUNTS RECEIVABLE ARE NOT COLLECTIBLE, A NEGATIVE IMPACT ON OUR CONTINUED OPERATIONS AND OVERALL FINANCIAL PERFORMANCE COULD RESULT.

We conduct business globally. Accordingly, our future results could be adversely affected by a variety of uncontrollable and changing factors including: (1) foreign currency exchange fluctuations; (2) regulatory, political or economic conditions in a specific country or region; (3) the imposition of governmental controls; (4) export license requirements; (5) restrictions on the export of critical technology; (6) trade restrictions; (7) changes in tariffs; (8) government spending patterns; (9) natural disasters; (10) difficulties in staffing and managing international operations; and (11) difficulties in collecting accounts receivable.

In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent as the laws of the United States.

We intend to pursue international markets as key avenues for growth and to increase the percentage of sales generated in international markets. In our 2002, 2001 and 2000 fiscal years, product, software, and licensing sales outside the United States represented approximately 22%, 22%, and 2% of our net sales, respectively. We expect product sales outside the United States to continue to represent a significant portion of our sales. As we continue to expand our international sales and operations, our business and overall financial performance may be adversely affected by the factors stated above.

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

On August 22, 2002, the Company was sued by its former landlord, Carmel Mountain #8 Associates, L.P. or past due rent on its former facilities at 15175 Innovation Drive, San Diego, CA 92127.

The Company is also a party to a lawsuit filed by Symphony Partners, L.P. related to its acquisition of SourceOne Group, LLC. We have hired counsel to represent us in this action and believe that the claims against the Company are without merit.

The Company is one of dozens of companies sued by The Massachusetts Institute of Technology, et.al, related to a patent held by the plaintiffs that may be related to part of the Company's ColorBlind software. We believe that any amounts due in royalties or otherwise to the plaintiffs by the Company, should the Company be in violation of said patent, would not be material.

Throughout fiscal 2000, 2001, and 2002, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3 million. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars. Should we be required to pay the full amount demanded in each of these claims and lawsuits, we may have to cease our operations. However, to date, the superior security interest held by Imperial Bank has prevented nearly all of these trade creditors from collecting on their judgments.

IF OUR OPERATIONS CONTINUE TO RESULT IN A NET LOSS, NEGATIVE WORKING CAPITAL AND A DECLINE IN NET WORTH, AND WE ARE UNABLE TO OBTAIN NEEDED FUNDING, WE MAY BE FORCED TO DISCONTINUE OPERATIONS.

     For several recent periods, up through the fiscal quarter ended September 30, 2002, we had a net loss, negative working capital and a decline in net worth, which raise substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve product sales and contract revenue targets due to insufficient working capital. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. Although we have reduced our work force and discontinued some of our operations, if we are unable to achieve the necessary product sales or raise or obtain needed funding, we may be forced to discontinue operations.

IF OUR WORLDWIDE DISTRIBUTORS REDUCE OR DISCONTINUE SALES OF OUR PRODUCTS, OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

Our products are marketed and sold through a distribution channel of value added resellers, manufacturers' representatives, retail vendors, and systems integrators. We have a network of dealers and distributors in the United States and Canada, in the European Community and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. We support our worldwide distribution network and end-user customers through distribution and support operations headquartered in San Diego. As of June 30, 2002, we directly employed 61 individuals involved in marketing and sales activities.

A large percentage of our sales are made through distributors who may carry competing product lines. These distributors could reduce or discontinue sales of our products, which could materially and adversely affect us. These independent distributors may not devote the resources necessary to provide effective sales and marketing support of our products. In addition, we are dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting our markets. We believe that our future growth and success will continue to depend in large part upon our distribution channels. Our business could be materially and adversely affected if our distributors fail to pay amounts to us that exceed reserves we have established.

IF HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES AND WORKERS' COMPENSATION RATES INCREASE, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL PERFORMANCE.

     Health insurance premiums, state unemployment taxes and workers' compensation rates are, in part, determined by our claims experience, and comprise a significant portion of our PEO operations' direct costs. We employ risk management procedures in an attempt to control claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, should we experience a large increase in claims activity, the unemployment taxes, health insurance premiums or workers' compensation insurance rates we pay could increase. Our ability to incorporate such increases into service fees to clients is generally constrained by contractual agreements with our clients. Consequently, we could experience a delay before such increases could be reflected in the service fees we charge. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

WE CARRY SUBSTANTIAL LIABILITY FOR WORKSITE EMPLOYEE PAYROLL AND BENEFITS COSTS.

 Under our PEO operations' client service agreements, we become a co-employer of worksite employees and we assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not merely as an agent of the client company. Our obligations include responsibility for (1) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated costs and service fees; and
(2) providing benefits to worksite employees even if the costs incurred by us to provide such benefits exceed the fees paid by the client company. If a client company does not pay us, or if the costs of benefits provided to worksite employees exceed the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.

IF CERTAIN FEDERAL, STATE AND LOCAL LAWS RELATED TO LABOR, TAX AND EMPLOYMENT MATTERS ARE CHANGED, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR CONTINUED PEO OPERATIONS AND ON OUR OVERALL FINANCIAL PERFORMANCE.

By entering into a co-employer relationship with employees assigned to work at client company locations, we assume certain obligations and responsibilities as an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act ("ERISA") and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs; and the definition of "employer" under these laws is not uniform. Additionally, some of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to our PEO relationship with our worksite employees in a manner adverse to us, such an application could have a material adverse effect on our financial condition or results of operations.

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

The current health and workers' compensation contracts are provided by vendors with whom we have an established relationship and on terms that we believe to be favorable. While we believe that replacement contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard. Nevertheless, workers' compensation and health insurance rates have been rising substantially over the past year and have had a negative effect on us and on the PEO industry in general. Accordingly, these rising costs have had a negative effect on our revenues and results of operations.

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

The market price of our common stock historically has fluctuated significantly. Our stock price could fluctuate significantly in the future based upon any number of factors such as: (1) general stock market trends; (2) announcements of developments related to our business; (3) fluctuations in our operating results;
(4) a shortfall in our revenues or earnings compared to the estimates of securities analysts; (5) announcements of technological innovations, new products or enhancements by us or our competitors; (6) general conditions in the computer peripheral market and the imaging markets we serve; (7) general conditions in the worldwide economy; (8) developments in patents or other intellectual property rights; and (9) developments in our relationships with our customers and suppliers.

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

     The penalty for noncompliance of the Settlement Agreement is a stipulated judgment that allows Imperial Bank to immediately reinstate the operational receiver and begin liquidation proceedings against us. The monthly payments were reduced to $50,000 for the balance of calendar year 2002; and continue as of the date of this report.

SINCE OUR COMMON STOCK IS NO LONGER LISTED ON THE NASDAQ SMALLCAP MARKET, IT HAS BEEN MORE DIFFICULT TO RAISE FINANCING .

The Nasdaq SmallCap Market and Nasdaq Marketplace Rules require an issuer to evidence a minimum of $2,000,000 in net tangible assets, a $35,000,000 market capitalization or $500,000 in net income in the latest fiscal year or in two of the last three fiscal years, and a $1.00 per share bid price, respectively. Since we do not qualify to be listed on The Nasdaq SmallCap Market, shareholders may find it more difficult to sell our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future.

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

ITEM  2
-------

PROPERTIES
----------

ITEC owns no real property. We lease approximately 3,000 square feet of space in a facility located at 17075 Via Del Campo, San Diego, California 92127, at a monthly lease rate of $6,000, adjusting in March, 2003 to $6,500. This facility houses corporate management, marketing, sales, engineering, and support offices. The lease expires in September 2005.

The Company also has month-to-month leases on its small branch offices in Richmond, Virginia, Scottsdale, Arizona, Troy, Michigan, Mexico City, Mexico, and Guadalajara, Mexico.

ITEM  3
-------

LEGAL  PROCEEDINGS
------------------

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

On August 22, 2002, the Company was sued by its former landlord, Carmel Mountain #8 Associates, L.P. or past due rent on its former facilities at 15175 Innovation Drive, San Diego, CA 92127.

The Company is also a party to a lawsuit filed by Symphony Partners, L.P. related to its acquisition of SourceOne Group, LLC. We have hired counsel to represent us in this action and believe that the claims against the Company are without merit.

The Company is one of dozens of companies sued by The Massachusetts Institute of Technology, et.al, related to a patent held by the plaintiffs that may be related to part of the Company's ColorBlind software. We believe that any amounts due in royalties or otherwise to the plaintiffs by the Company, should the Company be in violation of said patent, would not be material.

     Throughout fiscal 2000, 2001, and 2002, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3 million. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars.

     Furthermore, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

ITEM  4
-------

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------

None.

PART  II
========

ITEM  5
-------

MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS
-----------------------------------------------------------------------------

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

                          High    Low
                          ------  -----
Year ended June 30, 2000
     First quarter . . .  $32.60  $5.60
     Second quarter. . .   42.60   1.80
     Third quarter . . .   64.40   7.20
     Fourth quarter. . .   19.40   3.80
Year ended June 30, 2001
     First quarter . . .  $18.40  $1.00
     Second quarter. . .    6.00   1.00
     Third quarter . . .    7.60   1.00
     Fourth quarter. . .    2.60   1.20
Year ended June 30, 2002
     First quarter . . .  $18.40  $1.00
     Second quarter. . .    6.00   1.00
     Third quarter . . .    7.60   1.00
     Fourth quarter. . .    2.60   1.20

     The number of holders of record of the Company's Common Stock, $.005 par value, was approximately 45,000 at June 30, 2002.

DIVIDENDS

     The Company has never declared nor paid any cash dividends on its Common Stock. ITEC currently intends to retain earnings, if any, after any payment of dividends on its 5% Convertible Preferred Stock, for use in its business and therefore, does not anticipate paying any cash dividends on its Common Stock.

     Holders of the 5% Convertible Preferred Stock are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually, commencing on October 15, 1986. ITEC has never declared nor paid any cash dividends on the 5% Convertible Preferred Stock. Dividends in arrears at June 30, 2001 were $330,000.

     The Company does not anticipate paying dividends on the 5% Convertible Preferred Stock in the near future. However, the 5% Convertible Preferred Stock is convertible, at any time, into shares of the Company's common stock, at a price of $350.00 per common share. This conversion price is subject to certain anti-dilution adjustments, in the event of certain future stock splits or dividends, mergers, consolidations or other similar events. In addition, the Company shall reserve, and keep reserved, out of its authorized but un-issued shares of common stock, sufficient shares to effect the conversion of all shares of the 5% convertible preferred stock.

     Subsequent to June 30, 2002, on August 9, 2002, pursuant to shareholder authorization, the Company implemented a 1-for-20 reverse split of its common stock. All share and per share data in this Form 10-K have been retroactively restated to reflect this reverse stock split.

ITEM  6.

SELECTED  FINANCIAL  DATA
-------------------------

     The consolidated statement of operations data with respect to the five years ended June 30, 2002, and the consolidated balance sheet data for those five years at June 30, set forth below are derived from the consolidated financial statements of the Company included in Item 8 below, which have been audited by Boros & Farrington APC, independent accountants (except for the period ended June 30, 2002, which have been audited by Stonefield Josephson, Inc.). The selected consolidated financial data set forth (in thousands, except per share data) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below, and the Company's consolidated financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of future results of operations.


STATEMENT OF OPERATIONS DATA:
------------------------------------------
In thousands (except per share data)
                                                2002       2001       2000       1999       1998
                                            ---------  ---------  ---------  ---------  ---------
NET REVENUES
     Sales of products . . . . . . . . . .  $  3,574   $  2,897   $  1,634   $ 16,417   $ 30,740
     Engineering Fees. . . . . . . . . . .         -          -          -          -      2,327
     License fees and royalties. . . . . .       580        555        788        730      1,350
     PEO services. . . . . . . . . . . . .    21,100          -          -          -          -
                                            ---------  ---------  ---------  ---------  ---------
     Net total revenues. . . . . . . . . .    25,254      3,452      2,422     17,147     34,417
                                            ---------  ---------  ---------  ---------  ---------

COSTS AND EXPENSES
     Cost of products sold . . . . . . . .     2,868      2,742      5,197     18,015     22,536
     Cost of licenses and royalties. . . .        99          -          -          -          -
     Cost of PEO services. . . . . . . . .    20,235          -          -          -          -
     Selling, general, and administrative.    12,442      8,720      7,780     13,707     10,269
     Research and development. . . . . . .         -        250      1,929      2,033      2,475
     Special charges . . . . . . . . . . .         -          -          -      5,181      8,941
                                            ---------  ---------  ---------  ---------  ---------

INCOME (LOSS) FROM
OPERATIONS . . . . . . . . . . . . . . . .   (10,390)    (8,260)   (12,484)   (21,789)    (9,804)
                                            ---------  ---------  ---------  ---------  ---------
NET LOSS . . . . . . . . . . . . . . . . .  $(13,688)  $ (9,888)  $(14,198)  $(25,129)  $(10,163)
                                            =========  =========  =========  =========  =========

LOSS PER COMMON SHARE
     Basic . . . . . . . . . . . . . . . .  $  (1.12)  $  (1.51)  $  (4.05)  $ (37.60)  $ (18.00)
     Diluted . . . . . . . . . . . . . . .  $  (1.12)  $  (1.51)  $  (4.05)  $ (37.60)  $ (18.00)

BALANCE SHEET DATA:
------------------------------------------
In thousands
                                                2002       2001       2000       1999       1998
                                            ---------  ---------  ---------  ---------  ---------

     Cash and cash equivalents . . . . . .  $     43   $     35   $    291   $     75   $  3,023
     Working Capital . . . . . . . . . . .   (20,751)   (16,110)   (14,532)   (16,519)       315
     Total assets. . . . . . . . . . . . .     1,180      1,212      1,683      7,250     20,961
     Long-term obligations . . . . . . . .         -          -          -          -      1,828
     Preferred stock . . . . . . . . . . .       420        420        420      6,875        420
     Total shareholders' deficit . . . . .   (20,427)   (16,110)   (13,854)   (12,432)     4,604

ITEM  7

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
-----------------------------------------------------------------
AND  RESULTS  OF  OPERATIONS
----------------------------

     Imaging Technologies Corporation develops and distributes imaging software and distributes digital imaging products. The Company sells a range of imaging products for use in graphics and publishing, digital photography, and other niche business and technical markets. The Company's core technologies are related to the design and development of software products that improve the accuracy of color reproduction.

     In November 2001, we embarked on an expansion program to provide more services to help with tasks that have negatively impacted the business operations of its existing and potential customers. To this end, the Company, through strategic acquisitions, became a professional employer organization ("PEO").

     ITEC now provides comprehensive personnel management services through its wholly-owned SourceOne Group and EnStructure subsidiaries. Each of these subsidiaries provides a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management to small and medium-sized businesses.

     In May 2002, ITEC entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. We expect to complete the acquisition in the first quarter of fiscal 2003.

     In July 2002, ITEC entered into an agreement to acquire controlling interest in Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. We anticipate closing this transaction in the second quarter of fiscal 2003.

     In August 2002, ITEC entered into an agreement to acquire controlling interest in Greenland Corporation. Greenland shares are traded on the Electronic Bulletin Board under the symbol GRLC. We anticipate closing this transaction in the second quarter of fiscal 2003.

     As of the end of fiscal 2002, the Company's business continues to experience operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several periods due to anticipated changes in the Company's business as these changes relate to potential acquisitions of new businesses, changes in product lines, and the potential for discontinuing certain components of the business.

     The Company's current strategy is: (1) to expand its PEO business; (2) to commercialize its own technology, which is embodied in its ColorBlind Color Management software and other products obtained through strategic acquisitions,
(3) to market imaging products, including products from other manufacturers to its customers, and (4) to continue to operate and improve e-commerce sites in order to sell imaging products to resellers and other imaging professionals.

     To successfully execute its current strategy, the Company will need to improve its working capital position. The report of the Company's independent auditors accompanying the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

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

     There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. Also see "Liquidity and Capital Resources." and "Item 1. Business - Risks and Uncertainties - Future Capital Needs."

RESTRUCTURING  AND  NEW  BUSINESS  UNITS

     During fiscal 1999, the Company began the development of an e-commerce web site designed to offer computer and imaging hardware, software, and consumables. The Internet address is www.dealseekers.com. These operations are still in the
                          -------------------
development  stage.

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

     In October 2001, the Company acquired certain assets, for stock, related to the Company's office products and services business activities, representing $250,000 of inventories, fixed assets, and accounts receivable.

     In November 2001, the Company acquired SourceOne Group, Inc. and operates it as a wholly-owned subsidiary. SourceOne provides PEO services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management to small and medium-sized businesses.

     In March 2002, ITEC acquired all of the outstanding shares of EnStructure, Inc. ("EnStructure), a PEO company, for restricted common stock of the Company. The purchase price may be increased or decreased based upon EnStructure's representations of projected revenues and profits, which are defined in the acquisition agreement, which was exhibited as part of the Company's Form 8-K, dated March 28, 2002. EnStructure is operated as a wholly-owned subsidiary.

     In May 2002, ITEC entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. We expect to complete the acquisition in the second quarter of fiscal 2003.

     In July 2002, ITEC entered into an agreement to acquire controlling interest in Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. We anticipate closing this transaction in the second quarter of fiscal 2003.

     In August 2002, ITEC entered into an agreement to acquire controlling interest in Greenland Corporation. Greenland shares are traded on the Electronic Bulletin Board under the symbol GRLC. We anticipate closing this transaction in the second quarter of fiscal 2003.

SPECIAL  CHARGES

     In fiscal 1999, the Company took a charge for uncollectible receivables of $2.2 million. The charge resulted primarily because, in management's opinion, certain distributors and other customers took advantage of the Company's poor financial condition and the presence of the operational receiver to refuse payment on various grounds including charge backs and product performance.

     In fiscal 1999, the Company incurred additional charges relating to its restructuring plan including $1.4 million relating to personnel reduction costs, $1.2 million relating to the write-down of inventory, licenses, and other assets that are not central to the Company's core business; and $374 thousand relating to the consolidation of facilities.

     All of the above restructuring charges were paid in the period in which the charges were recorded. Management expects that the restructuring and consolidation of operations would result in personnel savings of approximately $1.1 million and facility savings of approximately $300 thousand.

RESULTS  OF  OPERATIONS
-----------------------

NET  REVENUES

     Revenues were $25.3 million, $3.5 million, and $2.4 million for the fiscal years ended June 30, 2002, 2001, and 2000, respectively. The increase in total revenues in fiscal 2002 as compared with the prior years was due primarily to revenues associated with the Company's PEO operations.

Imaging  Products
-----------------

     Sales of imaging products, including software sales, were $3.6, $2.9 million, and $1.6 million for the fiscal years ended June 30, 2002, 2001, and 2000, respectively. The increase in product sales from fiscal 2002 as compared to fiscal 2001 was due to increased sales of imaging products such as copiers and printers. The Company's lack of sufficient working capital has had, and may continue to have, a negative adverse effect on imaging products sales. The increase in product sales in fiscal 2001 from the previous year was due to renewed management control (after the departure of the operational receiver) of its sales operations.

License fees and royalties, were $580,000, $555,000, and $788,000, for the fiscal years ended June 30, 2002, 2001, and 2000, respectively. Since the Company suspended its controller technology development efforts, license fees and royalties have been associated with the Company's ColorBlind software technology. These revenues, however, continue to decline, and are expected to decline in the future due to the Company's focus on product sales and the Company's PEO operations as opposed to technology licensing activities.

PEO  Services
-------------

     PEO revenues were $21.1 million for the year ended June 30, 2002. The Company entered this business segment through acquisitions in November 2001. Consequently, there were no reported PEO revenues in the prior year.

     Shortly after the acquisition of SourceOne Group, we lost most of the customer base, due to a number of factors, including increases in workers' compensation insurance premiums and customers who elected to allow their contracts with us to expire. Consequently, we have been rebuilding our PEO business without the benefit of customers acquired in the acquisition of SourceOne Group. (Also see "Risk Factors" and the "Notes to the Consolidated Financial Statements" related to the Company's PEO business.)

COST  OF  PRODUCTS  SOLD

Imaging  Products
-----------------

     Cost of products sold were $2.9 million or 80% of product sales, $2.7 million or 95% of product sales, and $5.2 million or 318% of product sales, for the fiscal years ended June 30, 2002, 2001, and 2000, respectively. The increase in profitability over the three-year period was due primarily to changes in the mix of products sold by the Company, which had the effect of increasing overall profit margins. The Company has been able to maintain reasonable profit margins on sales of products. However, software products provide significantly higher profit margins than hardware products such as printers, plotters, and copiers.

     In the year ended June 30, 2000, the company amortized $2.9 million of capitalized software. There was no such amortization in the 2002 and 2001 fiscal years.

     Costs associated with licensing and royalties was $99,000, or 17% of licensing and royalty revenues in fiscal 2002 as compared to no cost in the prior two fiscal years.

PEO  Services
-------------

     Cost of PEO services were $20.2 million (96% of PEO revenues) for the year ended June 30, 2002. The Company began providing these services pursuant to acquisitions in the current fiscal year. Accordingly, there are no comparative results for the prior year periods. (Also see "Risk Factors" related to the Company's PEO business.)

SELLING,  GENERAL,  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses were $12.4 million or 49% of total revenues, $8.7 million or 253% of total revenues, and $7.8 million or 305% of total revenues, for the fiscal years ended June 30, 2002, 2001, and 2000, respectively. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities, advertising, and other marketing related expenses. During the year ended June 30, 2002, we took a charge of $1.9 million related to the write off of goodwill associated with our acquisition of EduAdvantage.com in December 2000 and SourceOne Group in November 2001. The decrease in selling, general and administrative expenses as a percentage of revenues in fiscal 2002 as compared to fiscal 2001 is due primarily to the additional revenues associated with the Company's PEO business. The increase in selling, general and administrative expenses over the past three years was due primarily to increased costs associated with financing the Company, larger write-offs for bad debt, and penalties associated with servicing the Company's debt. Expenses as a percentage of total revenues decreased due primarily to increased sales. The Company was under the management of the court-appointed operational receiver who controlled the operations of the Company for nearly all of fiscal 2000. During this period, the Company vastly cut its overall activities, including manufacturing, engineering, and sales and marketing.

RESEARCH  AND  DEVELOPMENT

     There were no research and development expenses for the year ended June 30, 2002 as compared with $250 thousand for the year ended June 30, 2001 and $1.9 million in the year ended June 30, 2000. In fiscal 2001 the Company substantially reduced its research and development activities and, in July 2001, suspended its printer controller development and manufacturing operations. Current research and development activities are associated with our ColorBlind software product line.

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

     On July 12, 2000, the Company announced it had signed an agreement for a financing facility providing commitments to purchase up to $36 million of its common shares over the next two years after the effective date of the registration statement, September 25, 2000. As of October 2000, the Company had received $750,000 in funding pursuant to the agreement. No further funds have been received and the Company has not pursued, nor do we expect any further proceeds.

     In December 2000, the Company entered into a Convertible Note Purchase Agreement for $850,000, bearing an annual interest rate of 8%, due December 2003. The Note is convertible into the Company's common stock. As of November 15, 2002, $675,000 had been converted into common stock.

     In July 2001, the Company entered into a Convertible Note Purchase Agreement for $1,000,000, bearing an annual interest rate of 8%, due July 2004. The Note is convertible into the Company's common stock. No conversions have been made as of November 15, 2002.

     In September 2001, the Company entered into a Convertible Note Purchase Agreement for $300,000, bearing an interest rate of 8%, due September 2004. The
Note is convertible into the Company's common stock. As of November 15, 2002, $70,000 had been converted into common stock.

     In November 2001, the Company entered into a Convertible Note Purchase Agreement for $200,000, bearing an interest rate of 8% due November 7, 2004. The
Note is convertible into the Company's common stock. No conversions have been made as of November 15, 2002.

     In January 2002, the Company entered into a Convertible Note Purchase Agreement for $500,000, bearing an interest rate of 8% due January 22, 2002. The
Note is convertible into the Company's common stock. No conversions have been made as of November 15, 2002.

     The Company continues to pursue additional financings to fund its operations and growth. There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. Also see "Item 1. Business--Risks and Uncertainties--Future Capital Needs."

     As of June 30, 2002, the Company had negative working capital of approximately $20.4 million, a increase of $4.6 million from June 30, 2001. The increase is primarily due to the effect of operating losses and the difficulty in obtaining sufficient long-term debt and equity financing.

     Net cash used for operating activities was $2.5 million compared to $5.3 million in fiscal 2001 and $6.7 million during fiscal 2000. The changes are due to increased use of the Company's common stock to pay for services, and the valuation of warrants.

     Net cash used for investing activities was $197,000 in fiscal 2002 compared to cash used in investing activities of $171 thousand in fiscal 2001. The increase of $368,000 (215%) was due to cash acquired in the Company's acquisition of SourceOne Group. Net cash used in investing activities in fiscal 2000 was $23 thousand.

     The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at June 30, 2002, was approximately $330,000.

     The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products, the resources the Company devotes to marketing and selling its products, and other factors. The Company anticipates that its capital requirements will increase in future periods as it reduces its debt and increases its sales and marketing efforts. The report of the Company's independent auditors accompanying the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in the Company's working capital and net worth.

     The Company plans to overcome the circumstances that impact its ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

     Subsequent to June 30, 2002, the Company issued an additional 52,530,309 shares of its common stock. Of this amount, 13,560,900 shares were used to repay indebtedness; the balance to pay consultants.

ITEM  7A.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Not  applicable.

             RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Imaging Technologies Corporation and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on judgments of management.

Management is further responsible for maintaining internal controls designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are carefully followed. From a shareholder's point of view, perhaps the most important feature in internal control is that it is continually reviewed for effectiveness and is augmented by written policies and guidelines, the careful selection and training of qualified personnel, and a strong program of internal audit.

Stonefield Josephson, Inc., an independent auditing firm, is engaged to audit the consolidated financial statements of Imaging Technologies Corporation and subsidiaries and issue reports thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management.

The Board of Directors, through the Audit Committee (composed entirely of independent Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee annually recommends to the Board of Directors the selection of the independent auditors and submits the selection for ratification by shareholders at the Company's annual meeting. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at June 30, 2002 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To reinforce complete independence, Stonefield Josephson, Inc. has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

By:/s/  BRIAN  BONAR
   -----------------
                         Brian  Bonar
Chairman  of  the  Board,  President,  and  Chief  Executive  Officer

ITEM  8.

CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                        IMAGING TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                          JUNE 30, 2002, 2001 AND 2000

                                    CONTENTS

Independent Auditors' Report -June 30, 2002
Independent Auditors' Report -June 30, 2001 and 2000
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statement of Shareholders' Deficiency
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders of Imaging Technologies Corporation

We have audited the accompanying consolidated balance sheet of Imaging Technologies Corporation and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imaging Technologies Corporation and Subsidiaries as of June 30, 2002 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with auditing standards generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, for the year ended June 30, 2002, the Company experienced a net loss of $13,688,000 and as of June 30, 2002, the Company had a negative working capital deficiency of $20,751,000 and had a negative shareholders' deficiency of $20,427,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its filings and its payments relaing to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note
1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  STONEFIELD  JOSEPHSON,  INC.
STONEFIELD  JOSEPHSON,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Irvine,  California
November  7,  2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

TO  THE  BOARD  OF  DIRECTORS  AND  SHAREHOLDERS
OF  IMAGING  TECHNOLOGIES  CORPORATION

We have audited the consolidated balance sheets of Imaging Technologies Corporation and its subsidiaries as of June 30, 2001 and the related consolidated statements of operations, shareholders' deficiency, and cash flows for each of the two years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imaging Technologies Corporation and its subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements the Company has various factors that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  BOROS  &  FARRINGTON  APC

BOROS  &  FARRINGTON  APC
San  Diego,  California
October  10,  2001

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          JUNE 30,
                                                                                          ----------------
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2002              2001
                                                                                          ----------------  ----------------

Current assets
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            43   $            35
     Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              629                58
     Inventory, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              151                50
     Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . .               33               259
                                                                                          ----------------  ----------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              856               402

Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -               569

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              212               241

Worker's compensation deposit and other assets . . . . . . . . . . . . . . . . . . . . .              112                 -
                                                                                          ----------------  ----------------

 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         1,180   $         1,212
                                                                                          ================  ================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
     Borrowings under bank notes payable . . . . . . . . . . . . . . . . . . . . . . . .  $         3,295   $         4,318
     Short-term notes payable, including amounts due
        to related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,796             3,204
     Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              803               175
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,343             6,450
     PEO payroll taxes and other payroll deductions. . . . . . . . . . . . . . . . . . .              690                 -
     PEO accrued worksite employee . . . . . . . . . . . . . . . . . . . . . . . . . . .              644                 -
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,036             3,175
                                                                                          ----------------  ----------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .           21,607            17,322
                                                                                          ----------------  ----------------

Commitments and contingencies (Note 12)

Shareholders' deficiency
     Series A convertible, redeemable preferred stock, $1,000
        par  value, 7,500 shares authorized, 420.5 shares issued
        and outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              420               420
     Common stock, $0.005 par value, 500,000,000 shares
           authorized; 21,929,365 and 8,545,053 shares
           issued and outstanding, respectively. . . . . . . . . . . . . . . . . . . . .              110                44
     Common stock warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              475               475
     Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           79,492            70,292
     Shareholder loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -              (105)
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (100,924)          (87,236)
                                                                                          ----------------  ----------------
          Total shareholders' deficiency . . . . . . . . . . . . . . . . . . . . . . . .          (20,427)          (16,110)
                                                                                          ----------------  ----------------
 Total liabilities and shareholders' deficiency. . . . . . . . . . . . . . . . . . . . .  $         1,180   $         1,212
                                                                                          ================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)




                                                                                         FOR THE YEARS ENDED JUNE 30,
                                                                                                                  2002
                                                                                         ------------------------------
Revenues
     Sales of products. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                       3,574
     Software sales, licenses and royalties . . . . . . . . . . . . . . . . . . . . . .                            580
     PEO services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         21,100
                                                                                         ------------------------------
 Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         25,254
                                                                                         ------------------------------

Costs of revenues
     Cost of products sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          2,868
     Cost of software sales, licenses and royalties . . . . . . . . . . . . . . . . . .                             99
     Cost of PEO services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         20,235
                                                                                         ------------------------------
 Total cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         23,202
                                                                                         ------------------------------

Operating expenses
     Selling, general, and administrative . . . . . . . . . . . . . . . . . . . . . . .                         12,442
     Research and development . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
                                                                                         ------------------------------
                                                                                                                12,442
                                                                                         ------------------------------

Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (10,390)
                                                                                         ------------------------------

Other income (expense):
     Interest and finance costs, net. . . . . . . . . . . . . . . . . . . . . . . . . .                         (3,298)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
                                                                                         ------------------------------
                                                                                                                (3,298)
                                                                                         ------------------------------

Loss before provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .                        (13,688)

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
                                                                                         ------------------------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (13,688)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (21)
                                                                                         ------------------------------
Net loss attributed to common shareholders. . . . . . . . . . . . . . . . . . . . . . .  $                     (13,709)
                                                                                         ==============================

Loss per common shares
     Basic and diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                       (1.12)
                                                                                         ==============================

Weighted average common shares -
     Basic and diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         12,201
                                                                                         ==============================

The accompanying notes are an integral part of these consolidated financial statements.



                                                                                                   2001             2000
                                                                                         ---------------  ---------------
Revenues
     Sales of products. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        2,897   $        1,634
     Software sales, licenses and royalties . . . . . . . . . . . . . . . . . . . . . .             555              788
     PEO services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                         ---------------  ---------------
 Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,452            2,422
                                                                                         ---------------  ---------------

Costs of revenues
     Cost of products sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,742            5,197
     Cost of software sales, licenses and royalties . . . . . . . . . . . . . . . . . .               -                -
     Cost of PEO services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                         ---------------  ---------------
 Total cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,742            5,197
                                                                                         ---------------  ---------------

Operating expenses
     Selling, general, and administrative . . . . . . . . . . . . . . . . . . . . . . .           8,720            7,780
     Research and development . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             250            1,929
                                                                                         ---------------  ---------------
                                                                                                  8,970            9,709
                                                                                         ---------------  ---------------

Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,260)         (12,484)
                                                                                         ---------------  ---------------

Other income (expense):
     Interest and finance costs, net. . . . . . . . . . . . . . . . . . . . . . . . . .          (1,628)          (1,853)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              139
                                                                                         ---------------  ---------------
                                                                                                 (1,628)          (1,714)
                                                                                         ---------------  ---------------

Loss before provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .          (9,888)         (14,198)

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                         ---------------  ---------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,888)         (14,198)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (21)             (21)
                                                                                         ---------------  ---------------
Net loss attributed to common shareholders. . . . . . . . . . . . . . . . . . . . . . .  $       (9,909)  $      (14,219)
                                                                                         ===============  ===============

Loss per common shares
     Basic and diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (1.51)  $        (4.05)
                                                                                         ===============  ===============

Weighted average common shares -
     Basic and diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,574            3,513
                                                                                         ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                    YEARS ENDED JUNE 30, 2002, 2001, AND 2000
                        (in thousands, except share data)

                                   Series A     Series D&E    Common      Common    Paid In             Accum.
                                   Preferred    Preferred     Stock       Stock     Capital    Loans    Deficit        Total
                                   Stock        Stock         Warrants
                                   ----------   ---------     ---------   -------   -------    -------  --------   ---------

BALANCE, 6/30/1999                 $      420   $   6,455     $      -    $    5    $49,943   $(105)   $(63,150)   $(12,432)
Conversion Series D
and E Preferred
(900 and 931 shares)                        -     (6,455)            -        15      6,440        -           -           -
Issuance common
   Cash (784,318)                           -          -             -         4      7,972        -           -       7,976
   Services (122,261)                       -          -             -         1      2,051        -           -       2,052
   Conversion of liabilities
   (112,992)                                -          -             -         1      2,750        -           -       2,751
Net loss                                    -          -             -         -          -        -    (14,198)    (14,198)
                                   ----------   ---------     ---------   -------   -------    -------  --------   ---------
BALANCE, 6/30/2000                        420          -             -        26     63,156     (105)   (77,348)    (13,851)
Issuance of common
   Cash (2,185,910)                         -          -             -        11      5,200         -          -       5,211
   Acquisition (187,500)                    -          -             -         1        272         -          -         273
   Software (60,000)                        -          -             -         -        225         -          -         225
   Services (219,333)                       -          -             -         1        372         -          -         373
   Conversion of liabilities
   (913,757)                                -          -             -         5        670         -          -         675
Issuance of warrants                        -          -           508         -          -         -          -         508
Exercise of warrants                        -          -          (33)         -         33         -          -           -
Beneficial conversion
   on notes                                 -          -             -         -        364         -          -         364
Net loss                                    -          -             -         -          -         -    (9,888)     (9,888)
                                   ----------   ---------     ---------   -------   -------    -------  --------   ---------
BALANCE, 6/30/2001                        420          -           475        44     70,292     (105)   (87,236)    (16,110)
Issuance of common
   Cash - exercise of
     options and warrants
     (6,754,739)                            -          -             -        34      1,635         -          -       1,669
   Business acquisition
   (500,000)                                -          -             -         1        299         -          -         300
   Asset purchase
   (250,000)                                -          -             -         1        172         -          -         173
   Services (3,179,978)                     -          -             -        16      1,359         -          -       1,375
   Conversion of liabilities
   (2,375,706)                              -          -             -        12      1,281         -          -       1,293
   Exercise of warrants
     for services
     (323,889)                              -          -             -         2        105         -          -         107
Re-priced warrants &
   Options                                  -          -             -         -        215         -          -         215
Beneficial conversion on
   Notes                                    -          -             -         -        791         -          -         791
Value of warrants issued
   with notes                               -          -             -         -      1,209         -          -       1,209
Value of warrants issued
   for services                             -          -             -         -      1,584         -          -       1,584
Value of options granted
   below fair value                         -          -             -         -        550         -          -         550
Write-off of shareholder
   Loan                                     -          -             -         -          -       105          -         105
Net loss                                    -          -             -         -          -         -   (13,688)    (13,688)
                                   ----------   ---------     ---------   -------   -------    -------  --------   ---------
BALANCE, 6/30/2002                $       420  $       -      $    475     $  110   $79,492    $      $(100,924)   $(20,427)
                                 ============  ==========      =======     ======   =======    ======= =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)






                                                                                         FOR THE YEARS ENDED JUNE 30,
                                                                                         ------------------------------

                                                                                                                  2002
                                                                                         ------------------------------
Cash flows used for operating activities
---------------------------------------------------------------------------------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                     (13,688)
---------------------------------------------------------------------------------------  ------------------------------

   Adjustments to reconcile net loss to net
     cash used for operating activities
---------------------------------------------------------------------------------------
        Impairment expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          1,750
---------------------------------------------------------------------------------------  ------------------------------
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .                            274
---------------------------------------------------------------------------------------  ------------------------------
        Inventory reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            275
---------------------------------------------------------------------------------------  ------------------------------
        Change in allowance for doubtful accounts . . . . . . . . . . . . . . . . . . .                            (37)
---------------------------------------------------------------------------------------  ------------------------------
        Bad debt expense - shareholder loan . . . . . . . . . . . . . . . . . . . . . .                            105
---------------------------------------------------------------------------------------  ------------------------------
        Amortization of capitalized software. . . . . . . . . . . . . . . . . . . . . .                              -
---------------------------------------------------------------------------------------  ------------------------------
        Stock issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . .                          1,375
---------------------------------------------------------------------------------------  ------------------------------
        Value of services for exercise price of warrants. . . . . . . . . . . . . . . .                            107
---------------------------------------------------------------------------------------  ------------------------------
        Value attributed to warrants issued for services. . . . . . . . . . . . . . . .                          1,584
---------------------------------------------------------------------------------------  ------------------------------
        Value of options granted below fair value . . . . . . . . . . . . . . . . . . .                            550
---------------------------------------------------------------------------------------  ------------------------------
        Value of re-priced options and warrants . . . . . . . . . . . . . . . . . . . .                            215
---------------------------------------------------------------------------------------  ------------------------------
        Amortization from beneficial conversion feature . . . . . . . . . . . . . . . .                            261
---------------------------------------------------------------------------------------  ------------------------------
        Amortization of warrants issued with notes. . . . . . . . . . . . . . . . . . .                            437
---------------------------------------------------------------------------------------  ------------------------------
        Changes in operating assets and liabilities
---------------------------------------------------------------------------------------
           Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            628
---------------------------------------------------------------------------------------  ------------------------------
           Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (326)
---------------------------------------------------------------------------------------  ------------------------------
           Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . .                            281
---------------------------------------------------------------------------------------  ------------------------------
           Worker's compensation deposit and other. . . . . . . . . . . . . . . . . . .                            112
---------------------------------------------------------------------------------------  ------------------------------
           PEO liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (45)
---------------------------------------------------------------------------------------  ------------------------------
           Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . .                          3,602
---------------------------------------------------------------------------------------  ------------------------------
               Net cash used for operating activities . . . . . . . . . . . . . . . . .                         (2,540)
---------------------------------------------------------------------------------------  ------------------------------

Cash flows provided by (used for) investing activities
---------------------------------------------------------------------------------------
   Cash acquired in acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            215
---------------------------------------------------------------------------------------  ------------------------------
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (18)
---------------------------------------------------------------------------------------  ------------------------------
               Net cash provided by (used for) investing
activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            197
---------------------------------------------------------------------------------------  ------------------------------

Cash flows provided by financing activities
---------------------------------------------------------------------------------------
   Payments under bank notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .                         (1,023)
---------------------------------------------------------------------------------------  ------------------------------
   Issuance of short term notes payable . . . . . . . . . . . . . . . . . . . . . . . .                            555
---------------------------------------------------------------------------------------  ------------------------------
   Net proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . .                          1,669
---------------------------------------------------------------------------------------  ------------------------------
   Proceeds from convertible debentures . . . . . . . . . . . . . . . . . . . . . . . .                          1,400
---------------------------------------------------------------------------------------  ------------------------------
   Repayment of short term notes payable. . . . . . . . . . . . . . . . . . . . . . . .                           (250)
---------------------------------------------------------------------------------------  ------------------------------
               Net cash provided by financing activities. . . . . . . . . . . . . . . .                          2,351
---------------------------------------------------------------------------------------  ------------------------------

Net increase (decrease) in cash and cash
    equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              8
---------------------------------------------------------------------------------------  ------------------------------
Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . . . . . . . .                             35
---------------------------------------------------------------------------------------  ------------------------------
Cash and cash equivalents, end of year. . . . . . . . . . . . . . . . . . . . . . . . .  $                          43
---------------------------------------------------------------------------------------  ==============================

The accompanying notes are an integral part of these consolidated financial statements.








                                                                                                   2001          2000
                                                                                         ---------------  ------------
Cash flows used for operating activities
---------------------------------------------------------------------------------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (9,888)  $   (14,198)
---------------------------------------------------------------------------------------  ---------------  ------------

   Adjustments to reconcile net loss to net
     cash used for operating activities
---------------------------------------------------------------------------------------
        Impairment expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .             806           478
---------------------------------------------------------------------------------------  ---------------  ------------
        Inventory reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
        Change in allowance for doubtful accounts . . . . . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
        Bad debt expense - shareholder loan . . . . . . . . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
        Amortization of capitalized software. . . . . . . . . . . . . . . . . . . . . .               -         2,851
---------------------------------------------------------------------------------------  ---------------  ------------
        Stock issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . .             373         2,052
---------------------------------------------------------------------------------------  ---------------  ------------
        Value of services for exercise price of warrants. . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
        Value attributed to warrants issued for services. . . . . . . . . . . . . . . .             508             -
---------------------------------------------------------------------------------------  ---------------  ------------
        Value of options granted below fair value . . . . . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
        Value of re-priced options and warrants . . . . . . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
        Amortization from beneficial conversion feature . . . . . . . . . . . . . . . .             364             -
---------------------------------------------------------------------------------------  ---------------  ------------
        Amortization of warrants issued with notes. . . . . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
        Changes in operating assets and liabilities
---------------------------------------------------------------------------------------
           Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             117         1,784
---------------------------------------------------------------------------------------  ---------------  ------------
           Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             153           349
---------------------------------------------------------------------------------------  ---------------  ------------
           Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . .             303           344
---------------------------------------------------------------------------------------  ---------------  ------------
           Worker's compensation deposit and other. . . . . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
           PEO liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
           Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . .           1,924          (347)
---------------------------------------------------------------------------------------  ---------------  ------------
               Net cash used for operating activities . . . . . . . . . . . . . . . . .          (5,340)       (6,687)
---------------------------------------------------------------------------------------  ---------------  ------------

Cash flows provided by (used for) investing activities
---------------------------------------------------------------------------------------
   Cash acquired in acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (171)          (23)
---------------------------------------------------------------------------------------  ---------------  ------------
               Net cash provided by (used for) investing
activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (171)          (23)
---------------------------------------------------------------------------------------  ---------------  ------------

Cash flows provided by financing activities
---------------------------------------------------------------------------------------
   Payments under bank notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .          (1,447)         (704)
---------------------------------------------------------------------------------------  ---------------  ------------
   Issuance of short term notes payable . . . . . . . . . . . . . . . . . . . . . . . .           1,491             -
---------------------------------------------------------------------------------------  ---------------  ------------
   Net proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . .           5,211         7,976
---------------------------------------------------------------------------------------  ---------------  ------------
   Proceeds from convertible debentures . . . . . . . . . . . . . . . . . . . . . . . .               -             -
---------------------------------------------------------------------------------------  ---------------  ------------
   Repayment of short term notes payable. . . . . . . . . . . . . . . . . . . . . . . .               -          (346)
---------------------------------------------------------------------------------------  ---------------  ------------
               Net cash provided by financing activities. . . . . . . . . . . . . . . .           5,255         6,926
---------------------------------------------------------------------------------------  ---------------  ------------

Net increase (decrease) in cash and cash
    equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (256)          216
---------------------------------------------------------------------------------------  ---------------  ------------
Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . . . . . . . .             291            75
---------------------------------------------------------------------------------------  ---------------  ------------
Cash and cash equivalents, end of year. . . . . . . . . . . . . . . . . . . . . . . . .  $           35   $       291
---------------------------------------------------------------------------------------  ===============  ============

The accompanying notes are an integral part of these consolidated financial statements.





NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------
                                                                                         FOR THE YEARS ENDED JUNE 30,
                                                                                                                  2002    2001
                                                                                         ------------------------------  ------

     Conversion of preferred stock into common stock. . . . . . . . . . . . . . . . . .  $                           -   $   -
     Conversion of convertible debentures into
        common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             70     675
     Conversion of   notes payable into common stock. . . . . . . . . . . . . . . . . .                          1,043       -
     Conversion of accounts payable and accrued
          liabilities into common/preferred stock . . . . . . . . . . . . . . . . . . .                            160       -
     Stock issued for purchase of assets. . . . . . . . . . . . . . . . . . . . . . . .                            173     225
     Net assets acquired in business combinations
          Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            215       -
          Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          1,162       -
          Prepaid and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            206      79
          Property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .                             21       3
          Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          1,337     686
          Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . .                         (1,493)   (495)
          Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (200)      -

Supplemental disclosure of cash flow information
          Cash paid during the year for interest. . . . . . . . . . . . . . . . . . . .                              -     283
          Cash paid during the year for income taxes. . . . . . . . . . . . . . . . . .                              -       -

The accompanying notes are an integral part of these consolidated financial statements.



NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------

                                                                                           2000
                                                                                         ------

     Conversion of preferred stock into common stock. . . . . . . . . . . . . . . . . .  $6,455
     Conversion of convertible debentures into
        common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
     Conversion of   notes payable into common stock. . . . . . . . . . . . . . . . . .   2,101
     Conversion of accounts payable and accrued
          liabilities into common/preferred stock . . . . . . . . . . . . . . . . . . .     650
     Stock issued for purchase of assets. . . . . . . . . . . . . . . . . . . . . . . .       -
     Net assets acquired in business combinations
          Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
          Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
          Prepaid and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
          Property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
          Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
          Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . .       -
          Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -

Supplemental disclosure of cash flow information
          Cash paid during the year for interest. . . . . . . . . . . . . . . . . . . .   1,455
          Cash paid during the year for income taxes. . . . . . . . . . . . . . . . . .       5

The accompanying notes are an integral part of these consolidated financial statements.


                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000

NOTE  1          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION
-----------------------

The accompanying consolidated financial statements include the accounts of Imaging Technologies Corporation, ("ITEC" or the "Company") formerly Personal Computer Products, Inc., incorporated under the laws of the state of California during March 1982 and subsequently reincorporated under the laws of the state of Delaware during May 1983, and its following active majority owned subsidiaries (there are six inactive subsidiaries not listed):

a) SoureOne Group, Inc., ("SourceOne"), incorporated under the laws of the state of Delaware on November 9, 2001 (owned 100% by the Company);

b) EnStructure, Inc. ("EnStructure"), incorporated under the laws of the state of Nevada on May 10, 2001 (owned 100% by the Company);

c) EduAdvantage.com, Inc., ("Edu"), incorporated under the laws of the state of California on November 15, 2000 (owned 100% by the Company);

d) Dealseekers.com, Inc., ("Dealseekers"), incorporated under the laws of the state of Delaware on May 7, 1999 (owned 71.4% by the Company); and

e) Color Solutions, Inc. ("Color Solutions"), incorporated under the laws of the state of California on(owned 100% by the Company).

All  significant  inter-company  accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2002, the Company experienced a net loss of $13,688,000 and as of June 30, 2002, the Company had a negative working capital deficiency of $20,751,000 and had a negative shareholders' deficiency of $20,427,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its filings and its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern.

On August 20, 1999, at the request of Imperial Bank, the Company's primary lender, the Superior Court of San Diego appointed an operational receiver who took control of the Company's day-to-day operations on August 23, 1999. On June 21, 2000, in connection with a settlement agreement reached with Imperial Bank (see Note 8), the Superior Court of San Diego issued an order dismissing the operational receiver.

On October 21, 1999, Nasdaq notified the Company that it no longer complied with the bid price and net tangible assets/market capitalization/net income requirements for continued listing on The Nasdaq SmallCap Market. At a hearing on December 2, 1999, a Nasdaq Listing Qualifications Panel also raised public interest concerns relating to the Company's financial viability. The Company's common stock was delisted from The Nasdaq Stock Market effective with the close of business on March 1, 2000. As a result of being delisted from The Nasdaq SmallCap Market, shareholders may find it more difficult to sell common stock. This lack of liquidity also may make it more difficult to raise capital in the future. Trading of the Company's common stock is now being conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

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

In order for the Company to continue in existence, it must obtain additional funds to provide adequate working capital to finance operations, and begin to generate positive cash flows from its operations. During the past two fiscal years the Company has raised $2,850,000 through the issuance of convertible debentures. The Company is currently in the process of filing a registration statement to register shares underlying the convertible debentures. In order for the Company to raise additional funds through a convertible debenture, the Company must get it current registration statement filed with the SEC declared effective. However, there can be no assurance that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements including compliance with the Imperial Bank settlement agreement. Any additional equity or convertible debt financings could result in substantial dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. The Company is also looking at making strategic acquisitions of companies that have positive cash flows. Specifically, the Company has letters of intent to acquire a controlling interest in Quik Pix, Inc., a controlling interest in Greenland Corporation and has entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. The
Company has also reduced is personnel and moved its corporate office in an effort to reduce operating costs. The financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

NATURE  OF  BUSINESS
--------------------

The  Company  business  operations  are  as  follows:

     (a) The Company designs, develops, and sells digital imaging solutions and color management software products for use in graphics, publishing, digital photography, and other business and technical markets; and

     (b) The Company is a professional employer organization (PEO) that provides a comprehensive personnel management system encompasssing a broad range of services including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management and employer liability management.

USE  OF  ESTIMATES
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates made by the Company's management include but are not limited to recoverability of property and equipment and proprietary products through future operating profits. Actual results could materially differ from those estimates.

REVENUE  RECOGNITION
--------------------

Sales  of  Products
-------------------

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

PEO  Service  Fees  and  Worksite  Employee  Payroll  Costs
-----------------------------------------------------------

The Company's revenue consists of service fees paid by its clients under its Client Service Agreements. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the worksite employees: (i) salaries and wages; (ii) employment-related taxes; (iii) employee benefit plan premiums; and (iv) workers' compensation insurance premiums. The Company accounts for PEO service fees and the related direct payroll costs using the accrual method. Under the accrual method, PEO service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct payroll costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related PEO service fees are billed.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year's presentation.

CASH  AND  CASH  EQUIVALENTS
----------------------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

CONCENTRATION  OF  CREDIT  RISK
-------------------------------

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC and SPIC insured levels at various times during the year.

Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable. The Company generally requires clients to pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company generally does not require collateral.

INVENTORY
---------

Inventory are valued at the lower of cost or market; cost being determined by the first-in, first-out method.

IMPAIRMENT  OF  LONG-LIVED  ASSETS
----------------------------------

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As of July 1, 2001, the Company adopted SFAS No. 144.

PROPERTY  AND  EQUIPMENT
------------------------

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

GOODWILL  AND  CUSTOMER  LISTS
------------------------------

The Company continually monitors its goodwill and other intangible asset to determine whether any impairment has occurred. In making such determination with respect to this asset, the Company evaluates the performance on an undiscounted cash flow basis, of the underlying assets or group of assets, which gave rise to the intangible. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of the underlying assets or group of assets using the discounted cash flow method. As of June 30, 2002, the Company wrote off $1,750,000 of related to intangible assets as the Company determined that such intangible assets have been impaired. The write off consisted of $569,000 of goodwill that was recorded as a result of the Company's acquisition of Eduadvantage.com in December 2000 and $1,181,000 of the customer list recorded as a result of the Company's acquisition of SourceOne Group in November 2001. The underlying businesses of both Eduadvantage.com and SourceOne Group lost a significant amount of the revenue base that was originally purchased by the Company and therefore, a write down of the intangible assets purchased in these acquisition is necessary since the performance on an undiscounted cash flow basis of the assets purchased is not sufficient to recover the intangible assets. See Note 6.

CAPITALIZED  SOFTWARE  AND  DEVELOPMENT  COSTS
----------------------------------------------

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

ADVERTISING  COSTS
------------------

The Company expenses advertising and promotion costs as incurred. During fiscal 2002, 2001, and 2000, the Company incurred advertising and promotion costs of approximately $66,000, $224,000, and $243,000, respectively.

RESEARCH  AND  DEVELOPMENT
--------------------------

Research  and  development  costs  are  charged  to  expense  as  incurred.

LOSS  PER  COMMON  SHARE
------------------------

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended June 30, 2002: warrants - 6,102,350 and stock options
-  13,600.

OFFERING  COSTS
---------------

Offering costs including distribution fees, due diligence fees, wholesaling costs, legal and accounting fees, and printing are capitalized before the sale of the related stock and then charged against gross proceeds when the stock is sold.

DEBT  ISSUANCE  COSTS
---------------------

Debt issuance costs are principally the values attributed to the detachable warrants issued in connection with the convertible debentures and the value of the preferential conversion feature associated with the convertible debentures. These debt issuance costs are account for in accordance with emerging issues task force ("EITF") 00-27 issued by the American Institute of Certified Public Accountants ("AICPA").

INCOME  TAXES
-------------

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

STOCK-BASED  COMPENSATION
-------------------------

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under APB 25, the Company does not recognize compensation expense related to options issued under the Company's employee stock option plans, unless the option is granted at a price below market price on the date of grant. In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

For non-employee stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability, a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

For certain of the Company's financial instruments, including accounts receivable, bank overdraft and accounts payable and accrued expenses, the carrying amounts approximate fair value, due to their relatively short maturities. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

COMPREHENSIVE  LOSS
-------------------

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting other comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of other comprehensive income in any period presented.

SEGMENT  DISCLOSURE
-------------------

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition; measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial
accounting  and  reporting  for  costs associated with exit or          disposal
activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE  2          ACCOUNTS  RECEIVABLE

Accounts  receivable  consisted  of  the  following  as  of:

                                      June 30,
                                                2002            2001
                                      ---------------  --------------
 Accounts receivable:
        Billed . . . . . . . . . . .  $      501,000   $     375,000
        Unbilled . . . . . . . . . .         408,000               -
                                      ---------------  --------------
                                             909,000         375,000
                                      ---------------  --------------
Less allowance for doubtful accounts        (280,000)       (317,000)
                                      ---------------  --------------

         Accounts receivable, net. .  $      629,000   $      58,000
                                      ===============  ==============

The Company reviews accounts receivable periodically during the year for collectability. An allowance for doubtful accounts and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

The change in the allowance for doubtful accounts consisted of the following as of:

                                           June 30,
                                                2002        2001
                                           ----------  ----------
Change in allowance for doubtful accounts
          Balance, beginning of year. . .  $ 317,000   $ 159,000
          Provision for bad debts . . . .    389,000     266,000
          Write-off of bad debts. . . . .   (426,000)   (108,000)
                                           ----------  ----------
          Balance, end of year. . . . . .  $ 280,000   $ 317,000
                                           ==========  ==========

NOTE  3          INVENTORY

Inventory  consisted  of  the  following  as  of:

                                   June 30,
Inventory . . . . . . . . . . . .           2002             2001
                                   --------------  --------------
          Materials and supplies.  $     261,000   $       10,000
          Finished goods. . . . .        165,000           40,000
                                   --------------  --------------
                                         426,000           50,000
                                   --------------  --------------
          Less: Inventory reserve       (275,000)               -
                                   --------------  --------------
 Inventory, net . . . . . . . . .  $     151,000   $       50,000
                                   ==============  ==============

NOTE  4          RELATED  PARTY  TRANSACTIONS

A former director receives compensation as a consultant to the Company on corporate matters and investment banking issues under an agreement expiring in June 2002. These consulting fees amounted to $56,000 in fiscal 2000 and 1999 and $120,000 in fiscal 1998. Effective July 1, 1998, the annual consulting fee under the agreement has been reduced to $56,000. During fiscal 1998, as consideration for services provided relating to the private placement of the Series C
Preferred Stock, this former director received commissions and expense reimbursement totaling $200,000 of which $100,000 was paid in cash and $100,000 was used to exercise warrants for 5,000 shares at a price of $20.00 per share.

In June 1998, a director of the Company loaned $1,000,000 to the Company under a 10% note payable due on or after December 31, 1998 and convertible into the Company's common stock at the lesser of $2.36 per share or 85% of the volume weighted trade price on the date of conversion. In fiscal 1999, this loan plus accrued interest and directors fees totaling $265,000 were converted into 253 shares of Series E Preferred Stock.

The Company pays $6,000 monthly to a company owned by a Director for consulting services.

NOTE  5          PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  the  following  as  of:

                                                          June 30,
                                                                   2002           2001
                                                          --------------  -------------
Property and equipment
          Computers and other equipment. . . . . . . . .  $   1,004,000   $    915,000
          Office furniture and fixtures. . . . . . . . .         57,000         57,000
          Leasehold improvements . . . . . . . . . . . .              -              -
                                                          --------------  -------------
                                                              1,061,000        972,000
          Less accumulated depreciation and amortization       (849,000)      (731,000)
                                                          --------------  -------------
                                                          $     212,000   $    241,000
                                                          ==============  =============

Depreciation and amortization expense for the years ended June 30, 2002, 2001 and 2000 was approximately $118,000, $806,000, and $478,000, respectively.

NOTE  6          ACQUISITIONS/INTANGIBLE  ASSETS

EDUADVANTAGE  ACQUISITION
-------------------------

Effective December 1, 2000, the Company acquired all of the outstanding shares of Eduadvantage.com in exchange for 175,000 of the Company's common stock.
EduAdvantage.com is a California corporation that is primarily engaged in a web-based business. The acquisition has been accounted for as a purchase transaction. The following summarized the net assets acquired:

Assets
     Receivables . . . . . . .  $  78,000
     Equipment . . . . . . . .      3,000
     Goodwill. . . . . . . . .    687,000
                                ----------
                                  768,000
Less assumption of liabilities   (495,000)
                                ----------
Net assets acquired. . . . . .  $ 273,000
                                ==========

The goodwill associated with the above acquisition was being amortized over a period of three years.

ASSET  ACQUISITION
------------------

On October 25, 2001, the Company acquired certain assets from three related parties. These assets related to the Company's office products and services business activities and represent an aggregate of $250,000, which included inventory, fixed assets, and accounts receivable. The purchase price of the assets was 375,000 shares of the Company's common stock that was determined by the market price of the Company's common stock at the date of acquisition. The transaction was completed on arms length terms. The number of shares issued in this transaction was subsequently reduced to $250,000 thus reducing the purchase price to $173,333.

SOURCEONE  ACQUISITION
----------------------

On November 12, 2001, the Company acquired all of the outstanding shares of SourceOne, Inc. ("SourceOne") from Neotactix, Inc. for 500,000 shares (valued at $300,000) of the Company's common stock and the assumption of $750,000 of payments due SourceOne from Neotactix. The Company paid $250,000 in cash at closing. The balance of $500,000 is payable in cash or stock on a quarterly payment schedule beginning in April 2002. If the Company chooses to pay this debt in stock, the stock issued must be registered with the SEC and the price per share will be the best bid price on the day the payment is made. As of June 30, 2002, the Company has not made any additional payments as there is currently a dispute over certain liabilities that have arisen since the purchase date.

SourceOne is a professional employer organization ("PEO") that provides comprehensive personnel management services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management.

The  following  summarized  the  fair  market  values  net  assets  acquired:

ASSETS
     Cash and cash equivalents . . . . . .  $   215,000
     Accounts receivables. . . . . . . . .    1,162,000
     Equipment . . . . . . . . . . . . . .       21,000
     Other assets. . . . . . . . . . . . .      206,000
                                            ------------
        Total assets . . . . . . . . . . .    1,604,000
LIABILITIES

     Accounts payable. . . . . . . . . . .      (99,000)
     Payroll liabilities . . . . . . . . .   (1,379,000)
     Notes payable . . . . . . . . . . . .     (200,000)
     Other liabilities . . . . . . . . . .     (213,000)
                                            ------------
        Total liabilities. . . . . . . . .   (1,891,000)

Excess of liabilities over assets acquired      287,000
Total consideration given. . . . . . . . .    1,050,000
                                            ------------
        Customer list. . . . . . . . . . .  $ 1,337,000
                                            ------------

The customer list purchased in the above acquisition was being amortized over a period of five years. The value of the customer list at the date of acquisition was greater than the excess purchase price so the entire excess purchase was allocated to the customer list.

The following table presents the unaudited pro forma condensed statement of operations for the years ended June 30, 2002 and 2001 and reflects the results of operations of the Company as if the acquisition of SourceOne had been effective February 1, 2001 (the inception date of SourceOne). The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.


                                                        2002         2001
                                                ------------  -----------
  (unaudited). . . . . . . . . . . . . . . . .   (unaudited)
Revenues . . . . . . . . . . . . . . . . . . .  $ 38,576,000  $20,104,000
Cost of revenues . . . . . . . . . . . . . . .    36,262,000   19,067,000
Selling, general, and administrative expenses.    12,830,000    9,206,000
Net loss . . . . . . . . . . . . . . . . . . .    13,819,000   10,052,000
Basic loss per share . . . . . . . . . . . . .          1.12         1.48

ENSTRUCTURE  ACQUISITION
------------------------

On March 8, 2002, ITEC acquired all of the outstanding shares of EnStructure, Inc. ("EnStructure), a Nevada corporation, for $250,000, payable in restricted common stock of the Company. The purchase price may be increased or decreased based upon EnStructure's representations of projected revenues and profits, which are defined in the acquisition agreement.

EnStructure is a PEO that intends to provide personnel management services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management.

EnStructure, Inc. is operated by ITEC as a wholly owned subsidiary. EnStructure will be the operating unit into which the Company will place new
California-based PEO clients. The acquisition agreement provides for the purchase price to be tied to selling PEO services of $20 million in annual value during a certain period of time.

EnStructure was incorporated in May 2001 and has had limited operations to date. It was established to market PEO services, primarily in California. EnStructure's sole property is a qualified first-dollar-coverage workers' compensation insurance agreement with California's State Fund Insurance Company.

The purchase price of EnStructure has subsequently been reduced to $0 since the representations of projected revenues did not materialized. No consideration was given in connection to this acquisition. There is currently a dispute over who owns the name of "EnStructure, Inc."

GOODWILL  AND  CUSTOMER  LISTS

The  following  is  a  recap  of  the  goodwill  and customer list transactions:


                            June 30,
                            -------------
                                    2002           2001
                            -------------  -------------

EduAdvantage (goodwill). .  $    687,000   $    687,000
SourceOne  (customer list)     1,337,000              -
                            -------------  -------------
    Total. . . . . . . . .     2,024,000        687,000
Accumulated amortization .   (   274,000)   (   118,000)
                            -------------  -------------
    Net. . . . . . . . . .     1,750,000        569,000
Impairment . . . . . . . .    (1,750,000)             -
                            -------------  -------------
    Goodwill, net. . . . .  $          -   $    569,000
                            =============  =============

NOTE  7          OTHER  ACCRUED  EXPENSES

Other  accrued  expenses  consisted  of  the  following  as  of:

                                              June 30,
                                                       2002           2001
                                              -------------  -------------

          Compensation and employee benefits  $   1,822,000  $     977,000
          Interest . . . . . . . . . . . . .      3,858,000      1,998,000
          Other. . . . . . . . . . . . . . .        356,000        200,000
                                              -------------  -------------
                                              $   6,036,000  $   3,175,000
                                              =============  =============

NOTE  8          DEBT

BORROWINGS  UNDER  BANKS  NOTES  PAYABLE
----------------------------------------

On June 6, 2000, the Company entered into a settlement agreement with Imperial Bank ("Imperial"). Under this agreement, the Company would pay $150,000 per month until the balance was paid in full. Payments have been reduced to $100,000 per month through January 2002 and further reduced to $50,000 subsequent to January 2002. During the year ended June 30, 2002, the Company paid $1,023,000 toward this obligation. Due to the uncertainty regarding the Company's ability to meet its obligations and certain defaults under this agreement, the debt has been classified as current. The debt is accruing interest at 12.9% per annum which will be waived if all principal payments are made timely. Accrued interest totaling $1,180,000 is included in other accrued expenses. The debt is collateralized by substantially all assets of the Company. The balance due to Imperial at June 30, 2002 and 2001 was $1,615,000 and $2,638,000.

As of June 30, 2002 and 2001, the Company owed Export-Import Bank ("Ex-Im") $1,680,000 plus interest under a Working Capital Guarantee Facility whereby Imperial made a demand upon Ex-Im who responded by making a claim payment to Imperial. The note bears interest at 10% per annum. Ex-Im has made a demand for immediate payment and note is currently in default.

The  following  is  a  summary  of  the  borrowings  under  bank  notes payable:


           June 30,
           ----------
                 2002        2001
           ----------  ----------

Imperial.  $1,615,000  $2,638,000
Ex-Im . .   1,680,000   1,680,000
           ----------  ----------
    Total  $3,295,000  $4,318,000
           ==========  ==========

SHORT-TERM  NOTES  PAYABLE,  INCLUDING  AMOUNTS  DUE  TO  RELATED  PARTIES
--------------------------------------------------------------------------

The following summarizes short-term notes payable which are in default and due on demand:

                                                       JUNE 30,
                                                       ------------
                                                               2002          2001
                                                       ------------  ------------

Payable to suppliers, 10% . . . . . . . . . . . . . .  $     41,000  $     41,000
Advances from shareholders, 8%. . . . . . . . . . . .       515,000       750,000
Payable in connection with SourceOne acquisition, 10%       700,000             -
Payable to individual, 10%. . . . . . . . . . . . . .        40,000             -
Advances from shareholders, 10% . . . . . . . . . . .             -       913,000
Payable to a former director, 16% . . . . . . . . . .     1,500,000     1,500,000
                                                       ------------  ------------
                                                       $  2,796,000  $  3,204,000
                                                       ============  ============

CONVERTIBLE  DEBENTURES
-----------------------

On December 12, 2000, the Company entered into a Convertible Note Purchase Agreement with Amro International, S.A., Balmore Funds, S.A. and Celeste Trust Reg. Pursuant to this agreement, the Company sold to each of the purchasers convertible promissory notes in the aggregate principal amount of $850,000 bearing interest at the rate of eight percent (8%) per annum, due December 12, 2003, each convertible into shares of the Company's common stock. Interest shall be payable, at the option of the purchasers, in cash or shares of common stock. At any time after the issuance of the notes, each note is convertible into such number of shares of common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note as of the date of conversion by
(b) the lesser of (x) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days prior to December 12, 2000 and
(y) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days having the lowest closing bid prices during the thirty (30) trading days prior to the conversion date. The Company has recognized interest expense of $364,000 relating to the beneficial conversion feature of the above notes. Additionally, the Company issued a warrant to each of the purchasers to purchase 502,008 shares of the Company's common stock at an exercise price equal to $1.50 per share. The purchasers may exercise the warrants through December 12, 2005. During fiscal 2001, notes payable of $675,000 was converted into the Company's common stock.

On July 26, 2001, the Company entered into a convertible note purchase agreement with certain investors whereby the Company sold to the investors a convertible debenture in the aggregate principal amount of $1,000,000 bearing interest at the rate of eight percent (8%) per annum, due July 26, 2004, convertible into shares of our common stock. Interest is payable, at the option of the investor, in cash or shares of our common stock. The note is convertible into such number of shares of our common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $1.30 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, we issued a warrant to the investor to purchase 769,231 shares of our common stock at an exercise price equal to $1.30 per share. The investor may exercise the warrant through July 26, 2006. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $492,000 and $508,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $492,000, respectively.

On September 21, 2001, the Company entered into a convertible note purchase agreement with an investor whereby we sold to the investor a convertible promissory note in the aggregate principal amount of $300,000 bearing interest at the rate of eight percent (8%) per annum, due September 21, 2004, convertible into shares of our common stock. Interest is payable, at the option of the investor, in cash or shares of our common stock. The note is convertible into such number of shares of our common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.532 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, we issued a warrant to the investor to purchase 565,410 shares of our common stock at an exercise price equal to $0.76 per share. The investor may exercise the warrant through September 21, 2006. In December 2001, $70,000 of this note was converted into 209,039 shares of common stock. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $106,000 and $194,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature which amounted to $0 and $194,000, respectively.

On November 7, 2001, the Company entered into a convertible note purchase agreement with an investor whereby we sold to the investor a convertible promissory note in the aggregate principal amount of $200,000 bearing interest at the rate of eight percent (8%) per annum, due November 7, 2004, convertible into shares of our common stock. Interest is payable, at the option of the investor, in cash or shares of our common stock. The note is convertible into such number of shares of our common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.532 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, we issued a warrant to the investor to purchase 413,534 shares of our common stock at an exercise price equal to $0.76 per share. The investor may exercise the warrant through November 7, 2006. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $92,000 and $108,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature which amounted to $0 and $92,000, respectively.

On January 22, 2002, the Company entered into a convertible note purchase agreement with an investor whereby we sold to the investor a convertible promissory note in the aggregate principal amount of $500,000 bearing interest at the rate of eight percent (8%) per annum, due January 22, 2003, convertible into shares of our common stock. Interest is payable, at the option of the investor, in cash or shares of our common stock. The note is convertible into such number of shares of our common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.332 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, we issued a warrant to the investor to purchase 3,313,253 shares of our common stock at an exercise price equal to $0.332 per share. The investor may exercise the warrant through January 22, 2009. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $101,000 and $399,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $101,000, respectively.

All the convertible debentures are shown as a current liability in the accompanying consolidated balance sheets since each debenture is convertible into common stock at any time.

Below  is  a  roll-forward  of  the  convertible  debentures:

Balance at June 30, 2001 . . . . . . . . . . . . . . . .  $      175,000
Issuance of convertible debentures during the year . . .       2,000,000
Converted into common stock. . . . . . . . . . . . . . .         (70,000)
Value of warrants issued with convertible debentures . .      (1,209,000)
Value of preferential conversion feature . . . . . . . .        (791,000)
Amortization of value of warrants. . . . . . . . . . . .         437,000
Amortization of value of preferential conversion feature         261,000
                                                          ---------------
Balance at June 30, 2002 . . . . . . . . . . . . . . . .  $      803,000
                                                          ===============

The weighted average interest rate on notes payable outstanding at June 30, 2002 and 2001 was 9.67% and 11.1%, respectively.

NOTE  9.     SHAREHOLDERS'  DEFICIENCY

AMENDMENT  TO  THE  CERTIFICATE  OF  INCORPORATION.
---------------------------------------------------

On September 28, 2001, the Company's shareholders authorized an amendment to the Certificate of Incorporation to: (i) effect a stock combination (reverse split) of the Company's common stock in an exchange ratio to be approved by the Board, ranging from one (1) newly issued share for each ten (10) outstanding shares of common stock to one (1) newly issued share for each twenty (20) outstanding shares of common stock (the "Reverse Split"); and (ii) provide that no fractional shares or scrip representing fractions of a share shall be issued, but in lieu thereof, each fraction of a share that any shareholder would otherwise be entitled to receive shall be rounded up to the nearest whole share. There will be no change in the number of the Company's authorized shares of common stock and no change in the par value of a share of Common Stock.

On September 28, 2001, the Company's shareholders approved a Board proposal to amend the Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 200,000,000 to 500,000,000 shares.

On August 9, 2002, the Company's board of directors approved and effected a 1 for 20 reverse stock split. All share and per share data have been retroactively restated to reflect this stock split.

5%  SERIES  A  CONVERTIBLE,  REEDEMABLE  PREFERRED  STOCK
---------------------------------------------------------

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

In the event of any involuntary or voluntary liquidation, dissolution, or winding up of the affairs of the Company, the 5% convertible preferred shareholders shall be entitled to receive $1,000 per share, together with accrued dividends, to the date of distribution or payment, whether or not earned or declared.

The 5% convertible preferred stock is callable, at the Company's option, at call prices ranging from $1,050 to $1,100 per share. No call on the 5% convertible preferred stock was made during fiscal 2002, 2001 and 2000. As of June 30, 2002, the accumulated dividend in arrears was approximately $330,000 on the Series A.

SERIES  D  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

On January 13, 1999, the Company entered into a Securities Purchase Agreement (the "Series D Agreement") with certain investors contemplating a potential funding of up to $2.4 million (the "Series D Funding"). The Series D Funding provides for the private placement by the Company of up to 1,200 units (the "Units"), each Unit consisting of (i) one share of Series D Convertible Preferred Stock (the "Series D Stock") and (ii) 100 warrants (the "Series D Warrants" and, collectively, with the Series D Stock, the "Series D Securities") exercisable for shares of Common Stock. Pursuant to the Series D Agreement, the Company issued 900 units during fiscal 1999 for consideration totaling $1,800,000. The Series D Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $10.00 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series D Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the investor gives to the Company a notice of conversion of Series D Stock; except that all Series D Stock converted prior to February 26, 1999 would be converted at $10.00. However, each of the investors has agreed that in no event shall it be permitted to convert any shares of Series D Stock in excess of the number of such shares upon the conversion of which, the sum of (i) the number of shares of Common Stock owned by such investor (other than shares of Common Stock issuable upon conversion of Series D Stock or upon exercise of Series D Warrants) plus
(ii) the number of shares of Common Stock issuable upon conversion of such shares of Series D Preferred Stock or exercise of Series D Warrants, would be equal to or exceed 9.999 percent of the number of shares of Common Stock then issued and outstanding, including the shares that would be issuable upon conversion of the Series D Stock or exercise of Series D Warrants held by such investor. Each investor in Series D Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series D Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of shareholders entitled to vote; provided, however, that in no event shall a holder be entitled to vote more than
9.999 percent of the number of shares entitled to be voted on any matter. Series D Warrants are immediately exercisable upon issuance at an exercise price of $17.50 per share and expire five years after the date of their issuance. In fiscal 2000, the issued and outstanding shares of Series D Stock were converted into 990,620 shares of common stock.

SERIES  E  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

In fiscal 1999, the Company entered into a Securities Purchase Agreement (the "Series E Agreement") and an Exchange Agreement (the "Exchange Agreement") (together the "Series E Funding") with certain investors (including one of whom is a director of the Company) that provided funding and exchange of indebtedness of $4,655,000. The Series E Funding provided for the private placement by the Company of up to 1,250 units (the "Units"), each Unit consisting of (i) one share of Series E Convertible Preferred Stock (the "Series E Stock") and (ii) 5,000 warrants (the "Series E Warrants" and, collectively, with the Series E Stock, the "Series E Securities") exercisable for shares of Common Stock. The Series E Stock is convertible into shares of the Company's Common Stock at the lesser of (A) $10.00 and (B) an amount equal to 70 percent of the closing bid price per share of Common Stock on the Nasdaq SmallCap Market (the "Series E Closing Price") for the three trading days having the lowest closing price during the 30 trading days prior to the date on which the applicable investor gives to the Company notice of conversion of Series E Stock; except that all Series E Stock converted prior to February 26, 1999 would be converted at $10.00. Each investor in Series E Stock shall have the right to vote, except as otherwise required by Delaware law, on all matters on which holders of Common Stock have the right to vote on with each such investor having the right to cast one vote for each whole share of Common Stock into which each share of the Series E Preferred Stock held by such investor is convertible immediately prior to the record date for the determination of shareholders entitled to vote. The Series E Warrants are immediately exercisable upon issuance at an exercise price of $17.50 per share and expire five years after their date of issuance. In fiscal 2000, the issued and outstanding shares of Series E Stock were converted into 1,692,052 shares of common stock.

PRIVATE  EQUITY  LINE  OF  CREDIT  AGREEMENT
--------------------------------------------

On July 5, 2000, the Company entered into a Private Equity Line of Credit Agreement with Impany Investment Limited ("Impany"). Pursuant to this agreement, the Company has the right, subject to certain conditions, to sell up to $36,000,000 of common stock over the next two years to Impany, which Impany may resell to the public under a registration statement filed with the SEC in September 2000. (This registration statement has not yet been declared effective by the SEC). Beginning on the date the registration statement is declared effective by the SEC, and continuing for two years thereafter, the Company may in its sole discretion sell, or put, shares of our common stock to Impany. From time to time during the two-year term, the Company may make 18 monthly draw downs, by giving notice and requiring Impany to purchase shares of our common stock, for the draw down amount. Impany's purchase price will be based upon the average of the three lowest closing bid prices of the common stock over the period of five (5) trading days during which the purchase price of the common stock is determined with respect to the put date, which period shall begin two
(2) trading days prior to the put date and end two (2) trading days following the put date. During fiscal 2001, the Company sold $750,000 of common stock under this agreement. Funding under this agreement is not currently available to the Company since the Company has not been able to get its registration statement declared effective by the SEC.

COMMON  STOCK  WARRANTS
-----------------------

The Company, from time-to-time, grants warrants to employees, directors, outside consultants and other key persons, to purchase shares of the Company's common stock. The Board of Directors on a case-by-case basis determines the terms and vesting of these warrants. The vesting period is generally 48 months. However, during fiscal 2000 the Board has accelerated vesting in order to induce the exercise of warrants and thereby raise needed capital. Accordingly, all outstanding warrants have been treated as exercisable at June 30, 2001.

In August 2000, the Company issued "retention" warrants to employees that allow the purchase of up to 166,050 shares of common stock at a purchase price of $0.20 per share. These warrants became exercisable in January 2001 for those employees who have remained employed by the Company through that period. The Company took a charge of approximately $175,000 since the exercise price of the warrants was less than the value of the Company's common stock at the date of issuance.

In August 2000, the Company issued warrants to officers and key employees that allow the purchase of 106,800 shares of common stock at a purchase price of $6.00 per share. These warrants are exercisable immediately.

In December 2000 in connection with the issuance of a convertible note payable, the Company issued warrants to purchase 502,000 shares of the Company's common stock at an exercise price equal to $1.50 per share. The purchasers may exercise the warrants through December 12, 2005. The value of these warrants was estimated at $123,000 using the Black-Scholes option-pricing model. The following assumptions were used: average risk-free interest rate of 4.0%; expected life of 1 year; dividend yield of 0%; and expected volatility of 30%.

In connection with the Private Equity Line of Credit Agreement, the Company issued a warrant on July 5, 2000 to Impany to purchase up to 100,000 shares of its common stock at an exercise price equal to $11.40 per share. Impany may exercise the warrant through January 5, 2003. The value of these warrants was estimated at $145,000 using the Black-Scholes option-pricing model. The following assumptions were used: average risk-free interest rate of 4.0%; expected life of 1 year; dividend yield of 0%; and expected volatility of 30%.

In connection with certain convertible debentures issued during fiscal 2002, the Company issued to the debenture holders warrants to purchase up to 5,061,450 shares of its common stock at an exercise prices ranging from $0.0332 to $1.30. The warrants expire between July 26, 2006 and January 22, 2009. The value of these warrants was estimated at $1,209,000. The Black-Scholes option pricing model was used to determine the value of these warrants. The following assumptions were used: average risk-free interest rate of 3.5%; expected life of 5 years; dividend yield of 0%; and expected volatility of 179%. The value was then compared to the value of the underlying convertible debenture and the proportionate value was assigned to the detachable warrants and the underlying convertible debenture. The value of the warrants of $1,209,000 is being amortized over the term of the underlying convertible debenture. The amortization expense for fiscal 2002 was $437,000.

In fiscal 2002, the Company also issued 4,750,300 warrants to certain consultants. The exercise prices ranging from $0.10 to $0.80. All these warrants were exercised during fiscal 2002. The value of these warrants was estimated at $1,584,000 using the Black-Scholes option-pricing model. The following assumptions were used: average risk-free interest rate of 3.5%; expected life of 1 year; dividend yield of 0%; and expected volatility of 179%.

The  following  is  a  summary  of  the  warrant  activity:


                              PRICE PER SHARE   UNDERLYING COMMON SHARES
                              ----------------  -------------------------

June 30, 1999. . . . . . . .  $20.00 - $150.00                   287,000
          Granted. . . . . .  $  8.00 - $18.20                   438,650
          Exercised. . . . .  $ 17.40 - $40.60                  (178,500)
          Canceled . . . . .  $20.00 - $125.00                   (29,250)
                                                -------------------------

June 30, 2000. . . . . . . .  $   8.20 - $1.50                   517,900
          Granted. . . . . .  $  0.20 - $11.80                   874,850
          Exercised. . . . .  $   0.20 - $8.00                  (317,950)
          Canceled . . . . .  $20.00 - $125.00                   (33,850)
                                                -------------------------

June 30, 2001. . . . . . . .  $ 0.20 - $125.00                 1,040,950
          Granted. . . . . .  $  0.102 - $1.30                 9,811,700
          Exercised. . . . .  $   0.20 - $8.00                (4,750,300)
          Canceled . . . . .  $20.00 - $150.00                        (0)
                                                -------------------------

June 30, 2002. . . . . . . .  $ 0.20 - $125.00                 6,102,350
                                                =========================

Exercisable at June 30, 2002  $ 0.20 - $125.00                 6,102,350
                                                =========================

The weighted average remaining contractual life of warrants outstanding at June 30, 2002 is 5.4 years. Of the warrants exercisable at June 30, 2002, 5,836,250 have an exercise price ranging from $0.20 to $1.50 and the remaining 266,100 have an exercise price ranging from $1.50 to $125.00.

For warrants granted during the year ended June 30, 2002 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.332 and the weighted-average exercise price of such options was $0.256. In connection with the issuance of these warrants, the Company recognized an expense of $1,584,000. The fair value of these warrants was determined using the Black-Scholes pricing model.

COMMON  STOCK  OPTION  PLANS
----------------------------

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

Under the terms of the 1988 and 1997 Plans, loans may be made to option holders, which permit the option holders to pay the option price, upon exercise, in installments. A total of 10,600 and 50,000 shares of common stock are authorized for issuance under the 1988 and 1997 Plans, respectively.

No shares are available for future issuance under the 1984 Plan due to the expiration of the plan during 1994. As of June 30, 1999, options to acquire 100 shares were outstanding under the 1984 Plan and options to acquire 33,500 shares remained available for grant under the 1988 and 1997 Plans.

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

In October 1995, the Board of Directors authorized the exercise price for employee options and warrants to be reduced to the current market value. Accordingly, the exercise price on an aggregate of 911 and 13,750 options under the 1988 and Outside Plans, respectively, were canceled and reissued at an exercise price of $20.00 per share.

COMMON  STOCK  PURCHASE  PLAN
-----------------------------

The 1997 Employee Stock Purchase Plan ("Purchase Plan") was approved by the Company's shareholders in September 1996. The Purchase Plan permits employees to purchase the Company's common stock at a 15% discounted price. The Purchase Plan is designed to encourage and assist a broad spectrum of employees of the Company to acquire an equity interest in the Company through the purchase of its common stock. It is also intended to provide participating employees the tax benefits under Section 421 of the Code. The Purchase Plan covers an aggregate of 25,000 shares of the Company's common stock.

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

2001  STOCK  OPTION  AND  STOCK  PURCHASE  PLANS.
-------------------------------------------------

The Company's shareholders approved the 2001 Stock Option Plan, pursuant to which 250,000 shares of common stock (subject to adjustment for the effect of the reverse stock split) will be reserved for issuance to eligible employees and directors of, and consultants to, the Company or any of its subsidiaries. Upon expiration, cancellation or termination of unexercised options, the shares of the Company's Common Stock subject to such options will again be available for the grant of options under the 2001 Stock Option Plan. Options granted under the 2001 Stock Option Plan may either be incentive or nonqualified stock options.

The Company's shareholders approved the 2001 Stock Compensation Plan, as amended, which enables eligible employees to purchase in the aggregate up to 3,000,000 shares of common stock. The Company's shareholders also approved the 2002 Stock Compensation Plan which enables eligible employees to purchase in the aggregate up to 450,000 shares of common stock.

STOCK  OPTION  ACTIVITY
-----------------------

The  following  is  a  summary  of  the  stock  option  activity:

                              STOCK OPTION PLANS   OTHER OPTIONS
                              PRICE
                              PER                  PRICE PER
                              SHARE                UNDERLYING COMMON SHARES   SHARE   UNDERLYING COMMON SHARES
                                                                                      -------------------------

JUNE 30, 1999. . . . . . . .  $   18.20 - $169.00                    41,000   $20.00                     9,650
          Granted. . . . . .  $      2.80 - $6.80                    67,000
          Exercised. . . . .  $     2.80 - $23.80                   (63,250)  $20.00                    (6,900)
          Canceled . . . . .  $   18.20 - $169.00                   (33,000)  $20.00                    (2,750)
                                                   -------------------------          -------------------------

JUNE 30, 2000. . . . . . . .  $   18.20 - $169.00                    11,750        -
          Granted. . . . . .  $      2.80 - $6.80                         -        -
          Exercised. . . . .  $     2.80 - $23.80                         -        -
          Canceled . . . . .  $   18.20 - $169.00                    (3,650)       -
                                                   -------------------------  ------

JUNE 30, 2001. . . . . . . .  $    6.80 - $150.00                     8,100        -
          Granted. . . . . .  $      0.60 - $0.60                 2,750,000        -
          Exercised. . . . .  $      0.20 - $2.00                (2,744,500)       -
          Canceled . . . . .                    -                         -
                              -------------------  -------------------------

JUNE 30, 2002. . . . . . . .  $    0.60 - $150.00                    13,600
                                                   -------------------------

EXERCISABLE AT JUNE 30, 2002  $    0.60 - $150.00                    13,600        -
                                                   =========================  ======

The weighted average remaining contractual life of options outstanding issued under the Stock Option Plans is 1.3 years at June 30, 2002.

For options granted during the year ended June 30, 2002 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.56 and the weighted-average exercise price of such options was $0.60. In connection with the issuance of these options, the Company recognized an expense of $550,000 related since the exercise price was less than the value of the Company's stock at the date of issuance.

ACCOUNTING  FOR  STOCK-BASED  COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted under SFAS No. 123 to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS No. 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows for the years ended June 30:

                                          2002          2001           2000
                                  -------------  ------------  -------------
Net income (loss)
          As reported. . . . . .  $(13,709,000)  $(9,909,000)  $(14,219,000)
          Pro forma. . . . . . .   (14,651,000)   (9,909,000)   (16,000,000)

Basic earnings (loss) per share
          As reported. . . . . .  $      (1.12)  $     (1.51)  $      (4.05)
          Pro forma. . . . . . .         (1.20)        (1.51)         (4.55)

The weighted average fair value of the options granted during fiscal years 2002 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted in fiscal 2001. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                 2002   2001    2000
                                ------  ----  -------

Fair Value of options granted.  $0.56   N/A   $50.00
Risk free interest rate. . . .    3.5%  N/A        6%
Expected life (years). . . . .      1   N/A        3
Expected volatility. . . . . .    179%  N/A       95%
Expected dividends . . . . . .      -   N/A        -

COMMON  STOCK  ISSUED  FOR  SERVICES  AND  COMPENSATION
-------------------------------------------------------

The table below shows all the issuances of common stock for services during the year ended June 30, 2002. The value of the services was derived by multiplying the market value of the Company's common stock at the date a transaction for services was entered into by the number of shares issued.

ISSUE DATE. .  DESCRIPTION                    SHARES ISSUED  VALUE
-------------  -----------------------------  -------------  --------

7/9/01. . . .  Strategic planning/marketing         250,000  $350,000
10/16/01. . .  Legal services                        21,600    13,000
11/1/01 . . .  Legal services                        16,667    10,000
11/1/01 . . .  Strategic planning/marketing         400,000   240,000
11/14/01. . .  Legal services                         6,667     5,000
12/17/01. . .  Employee compensation                  6,500     1,000
1/8/02. . . .  Legal services                        14,306     9,000
3/12/02 . . .  Strategic planning/marketing          31,487     6,000
3/14/02 . . .  Strategic planning/marketing         300,000    60,000
4/24/02 . . .  Compensation                          10,000     5,000
5/2/02. . . .  Strategic planning/marketing       1,250,000   250,000
5/21/02 . . .  Strategic planning/marketing         200,000    80,000
6/3/02. . . .  Strategic planning/marketing         339,368    68,000
6/18/02 . . .  Employee compensation                333,333   278,000
    3,179,978  $                   1,375,000
=============  =============================

NOTE  10.     SEGMENT  AND  GEOGRAPHIC  INFORMATION

During fiscal 2002, the Company managed and internally reported the Company's business as four (4) reportable segments as follows:

     (1)     imaging  products  and  accessories;
     (2)     imaging  software;
     (3)     e-commerce;  and
     (4)     professional  employer  organization

During fiscal 2001 the Company only had three reported segments since it acquired the PEO business during fiscal 2002 and during fiscal 2000 it is not practicable to discern revenues and operating results by segment due to the prior organizational structure and accounting systems.

Segment information for the fiscal year ended June 30, 2002 and 2001 was as follows:

                                   IMAGING
FISCAL YEAR ENDED JUNE 30,. . . .  PEO BUSINESS   PRODUCTS & ACCESSORIES    IMAGING SOFTWARE    E-COMMERCE    TOTAL
                                            2002
                                   -------------
Selected statement of operations
 activity:
    Revenues. . . . . . . . . . .  $  21,100,000  $             3,574,000   $         580,000   $         -   $ 25,254,000
    Cost of revenues. . . . . . .     20,235,000                2,868,000              99,000             -     23,202,000
    Operating income (loss) . . .        194,000               (9,454,000)         (1,470,000)            -    (10,390,000)

Segment assets. . . . . . . . . .  $     493,000  $               591,000   $          96,000   $         -   $  1,180,000

                                            2001
                                   -------------
    Revenues. . . . . . . . . . .  $           -  $             1,973,000   $         559,000   $   920,000   $  3,452,000
    Operating income (loss) . . .              -               (8,341,000)            387,000      (306,000)    (8,260,000)

Additional information regarding revenue by products and service groups is not presented for the fiscal year ended June 30, 2001 because it is currently impracticable to do so due to various reorganizations of the Company's accounting systems. A comprehensive accounting system was implemented during fiscal 2002 that enables the Company to report such information in the future.

As of and during the years ended June 30, 2002, 2001, and 2000 no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

Net  sales  from  principal  geographic  areas  were  as  follows:

                            2002          2001          2000
                    ------------  ------------  ------------
Europe . . . . . .  $    299,000  $     82,000  $     28,000
Asia . . . . . . .       328,000       633,000        23,000
Others . . . . . .       295,000        34,000        41,000
                    ------------  ------------  ------------
Total export sales       922,000       749,000        92,000
Domestic sales . .    24,332,000     2,703,000     2,330,000
                    ------------  ------------  ------------
 Total sales . . .  $ 25,254,000  $  3,452,000  $  2,422,000
                    ============  ============  ============

NOTE  11.     INCOME  TAXES

The Company's provision for income taxes is accounted for in accordance with SFAS 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under the SFAS 109 asset and liability method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is then provided for deferred tax assets that are more likely than not to not be realized.

The provision (benefit) for income taxes is as follows for the years ended June 30:

                            2002            2001            2000
                  --------------  --------------  --------------

Current - State.  $            -  $            -  $            -
Deferred benefit               -               -               -
                  --------------  --------------  --------------
                  $            -  $            -  $            -
                  ==============  ==============  ==============

The  components  of  deferred  income  taxes  are  as  follows  at  June  30:

                                                        2002                    2001                    2000
                                       ----------------------  ----------------------  ----------------------
Deferred tax assets
     Net operating loss carryforwards  $          34,500,000   $          30,000,000   $          25,000,000
     Other. . . . . . . . . . . . . .                500,000                 500,000                 850,000
                                       ----------------------  ----------------------  ----------------------
                                                  35,000,000              30,500,000              25,850,000
Valuation allowance . . . . . . . . .            (35,000,000)            (30,500,000)            (25,850,000)
                                       ----------------------  ----------------------  ----------------------
                                                          -                      -                      -
                                       ======================  ======================  ======================

The Company's federal and state net operating loss carryforwards expire in various years through 2017. The Company has made numerous equity issuances that could result in limitations on the annual utilization of the Company's net operating loss carryforwards. The Company has not performed an analysis to determine the effect of such changes.

The provision for income taxes results in an effective rate that differs from the federal statutory rate. A reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the years ended June 30:

                                                                          2002                   2001                   2000
                                                          ---------------------  ---------------------  ---------------------

Benefit (provision) at federal statutory income tax rate  $          4,500,000   $          2,808,000   $          4,827,000
Losses for which no current benefit is available . . . .            (4,500,000)            (2,808,000)            (4,827,000)
State income taxes . . . . . . . . . . . . . . . . . . .                     -                      -                      -
                                                          ---------------------  ---------------------  ---------------------
                                                          $                  -   $                  -   $                  -
                                                          =====================  =====================  =====================

NOTE  12.     COMMITMENTS  AND  CONTINGENCIES

LEASE  COMMITMENT
-----------------

The Company leases its operating facilities under a lease agreement that expires in March 2006 (See Note 13). Subsequent to June 30, 2002, the Company signed a new a new lease for its corporate facility that expires in October 2005 that is included in the future minimum lease payments in that table below. In addition, the Company leases other facilities and equipment under short-term leases.

Total rental expense was approximately $492,000, $457,000 and $606,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

Future minimum lease payments under this long-term non-cancelable operating lease was as follows:

YEAR ENDING JUNE 30,
2003. . . . . . . . .  $597,000
2004. . . . . . . . .   770,000
2005. . . . . . . . .   798,000
2006. . . . . . . . .   575,000
                       --------
   2,740,000
=====================

LEGAL  MATTERS
--------------

On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against the Company and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on the Company. A motion to dismiss the lawsuit was granted on February 16, 2001 on the Company's behalf and those individual defendants that have been served. However, on or about March 19, 2001, an amended complaint was filed by Nahid Nazarian Behfarin, Peter Cook, Stephen Domagala and Michael S. Taylor, on behalf of themselves and others similarly situated. On or about March 20, 2001, the Company once again filed a motion to dismiss the case along with certain other individual defendants. The motion was denied and an answer to the complaint has been filed on behalf of the Company and certain individual defendants. The Company believes these claims are without merit and the Company intends to vigorously defend against them on the Company's behalf as well as on behalf of the other defendants. The defense of this action has been tendered to the Company's insurance carriers.

The Company is also a party to a lawsuit filed by Symphony Partners, L.P. related to its acquisition of SourceOne Group, LLC. The Company has hired counsel to represent it in this action and believes that the claims against the Company are without merit.

The Company is one of dozens of companies sued by The Massachusetts Institute of Technology, et.al, related to a patent held by the plaintiffs that may be related to part of the Company's ColorBlind software. The Company believes that any amounts due in royalties or otherwise to the plaintiffs by the Company, should the Company be in violation of said patent, would not be material.

Throughout fiscal 2000, 2001, and 2002, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of the Company to pay its obligations and accrued interest to them in a total amount exceeding $3 million which the Company has incldued in accounts payable and accrued expenses. These actions are in various stages of litigation, with many resulting in judgments being entered against the Company. Several of those who have obtained judgments have filed judgment liens on the Company's assets. These claims range in value from less than $1,000 to over $1,000,000, with the great majority being less than $20,000.

Furthermore, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

LETTERS  OF  INTENT
-------------------

In May 2002, ITEC entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. We expect to complete the acquisition in the second quarter of fiscal 2003.

NOTE  13     SUBSEQUENT  EVENTS

In July 2002, the Company entered into an agreement to acquire controlling interest in Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. The Company anticipates closing this transaction in the second quarter of fiscal 2003.

In August 2002, ITEC entered into an agreement to acquire controlling interest in Greenland Corporation. Greenland shares are traded on the Electronic Bulletin Board under the symbol GRLC. We anticipate closing this transaction in the second quarter of fiscal 2003.

On August 22, 2002, the Company was sued by its former landlord, Carmel Mountain #8 Associates, L.P. for past due rent on its former facilities at 15175 Innovation Drive, San Diego, CA 92127. The Company moved out of this facility and signed a new lease agreement for its corporate office.

Stonestreet Ltd., the holder of the convertible debenture issued on September 21, 2001, notified the Company that it wanted to rescind the $70,000 conversion of its convertible debenture into common stock and returned the 209,039 shares that were previously issued. The Company has agreed to honor their rescission request.

From June 30, 2002 to November 15, 2002, the Company has issued approximately 52,530,309 shares of its common stock to consultants and for the reduction of debt.

PART  III
=========

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------   --------------------------------------------------------

DIRECTORS

     The directors and executive officers of the Company, their ages and positions with the Company as of June 30, 2002 are as follows:

Name . . . . . . .  Age  Since  Director Title

Brian Bonar. . . .   55   1995  Chief Executive Officer
Richard H. Green .   66   2000  Director
Robert A. Dietrich   57   2000  Director
Eric W. Gaer . . .   54   2000  Director
Stephen J. Fryer .   64   2000  Director

     Brian Bonar has served as a director of the Company since August 1995 and became the Company's Chairman of the Board in December 1999. From August 1992 through April 1994, Mr. Bonar served as the Company's Director of Technology Sales and from April 1994 through September 1994 as the Company's Vice
President, Sales and Marketing. In September 1994, Mr. Bonar became the Company's Executive Vice President and, in July 1997, was appointed as the Company's President and Chief Operating Officer. In April 1998 Mr. Bonar assumed the post of CEO. From 1991 to 1992, Mr. Bonar was Vice President of Worldwide Sales and Marketing for Bezier Systems, Inc., a San Jose, California-based manufacturer and marketer of laser printers. From 1990 to 1991, he was Worldwide Sales Manager for Adaptec, Inc., a San Jose-based laser printer controller developer. From 1988 to 1990, Mr. Bonar was Vice President of Sales and Marketing for Rastek Corporation, a laser printer controller developed located in Huntsville, Alabama. From 1984 to 1988, Mr. Bonar was employed as Executive Director of Engineering at QMS, Inc., an Alabama-based developer and manufacturer of high-performance color and monochrome printing solutions. Prior to these positions, Mr. Bonar was employed by IBM, U.K. Ltd. for approximately 17 years.

     Dr. Richard H. Green has served as a director since September 2000. He is currently the President of International Power & Environmental Company (IPEC), a consulting company located in San Diego, California. From 1993 through 1995, he served as Deputy Secretary of the State of California Environmental Protection Agency (Cal/EPA). From 1988 through 1993 Dr. Green served as Manager of Program Engineering and Review Office in the Office of Technology and Applications at the Jet Propulsion Laboratory (JPL) in Pasadena, California, where he had held various management positions since 1967. From 1965 through 1967, Dr. Green served as Senior Engineer for The Boeing Company, Space Division. From 1983 through 1985, Dr. Green held the Corwin D. Denny Chair as Professor of Energy and Director of the Energy Institute at the University of LaVerne, and from 1961 through 1964 served as Assistant Professor of Civil Engineering (Environmental Sciences) at Washington State University. Dr. Green currently is a member of the Governing Board of Pasadena City College. Dr. Green completed his bachelor's degree at Whitman College in 1958, his Master of Science at Washington State University in 1961, and his Ph.D. at Washington State University, under a United States Public Health Services Career Development Award, in 1965.

     Robert A. Dietrich has served as a director of the Company since January 2000. Mr. Dietrich is President and CEO of Cyberair Communications Inc., a privately-held telecommunications company with strategic interests in Internet communications and "bandwidth" expansion technologies, as well as domestic and international telephone services, in Irvine, California. Recently, Mr. Dietrich was named President and CEO of Semper Resources Corporation, a public natural resources holding company in Irvine, California. From 1996 to 2000, Mr. Dietrich was Managing Director and CFO of Ventana International, Ltd., Irvine, California, a venture capital and private investment banking firm. From 1990 to 1994, Mr. Dietrich was Vice President and Chief Financial Officer of CEI, Inc., in Santa Ana, California, a commercial furnishings firm, prior to joining Ventana. Mr. Dietrich is a graduate of the University of Notre Dame, with a bachelor's degree in accounting, and the University of Detroit, with a master's degree in finance. He served as a lieutenant in the U.S. Navy's Atlantic Command Operations Control Center.

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

Stephen J. Fryer has served as a director of the Company since March 2000. He is currently Chairman of the Board and CEO of Pen Interconnect, Inc. ("Pen"), a
                                                                        ---
high technology company in Irvine, California. He began his employment service at Pen in 1997 as Senior Vice President of Sales and Marketing. At Pen, he became a director in 1995 and was appointed President and CEO in 1998. From 1989 to 1996, Mr. Fryer was a principal in Ventana International, Ltd., a venture capital and private investment banking firm in Irvine, California. He has over 28 years experience in the computer industry in the United States, Asia and Europe. Mr. Fryer graduated from the University of California in 1960 with a bachelor's degree in mechanical engineering.

EXECUTIVE  OFFICERS

     The  executive officers of the Company as of June 30, 2002, are as follows:

NAME. . . . . . . . .AGE         POSITION
------------------   --------    -----------------------------------

                                 Chairman of the Board of Directors
Brian Bonar           55         and Chief Executive Officer

                                 Senior Vice President, General
Philip J. Englund     58         Counsel and Secretary

     Brian Bonar is also a director of the Company. See above for a discussion of Mr. Bonar's business experience.

     Philip J. Englund served as Senior Vice President, General Counsel and Secretary of the Company since February 1999. He resigned his positions with the Company on August 23, 2002.

ITEM  11.  EXECUTIVE  COMPENSATION.
--------   -----------------------

SUMMARY COMPENSATION TABLE
                                 Long Term
                                 Annual     Compensation   Compensation Awards
                                 ---------  -------------  --------------------

                                 FISCAL     OTHER ANNUAL   OPTIONS/
NAME AND PRINCIPAL POSITION . .  YEAR       SALARY         BONUS                 COMPENSATION   SARS (#)    OTHER COMP
                                 ---------  -------------

Brian Bonar . . . . . . . . . .       2002  $     230,000  $                 --  $          --   1,750,000  $        --
Chairman, Board of Directors, .       2001        243,333                    --             --      31,250           --
President and C.E.O.. . . . . .       2000        178,333                    --             --          --           --

Christopher W. McKee (1). . . .       2002  $      17,625  $                 --  $          --          --           --
Senior Vice President . . . . .       2001        175,000                    --             --      20,763           --
                                      2000        104,125                    --             --       3,800           --

Philip J. Englund (2) . . . . .       2002  $     135,000                    --             --          --           --
Senior Vice President, General.       2001        165,000                    --             --      18,000           --
Counsel and Secretary . . . . .       2000        102,500                20,250             --       4,800           --

(1)  Mr.  McKee  resigned  effective  August  3,  2001
(2)  Mr.  Englund  resigned  effective  August  23,  2002.

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

     The following table provides information on Options/SARs granted in the 2002 Fiscal Year to the Named Officers.


                          NUMBER OF      PERCENT OF     POTENTIAL REALIZABLE
                          SECURITIES     TOTAL          VALUE AT ASSUMED
                          UNDERLYING     OPTIONS/SARS   ANNUAL RATES OF
                          OPTIONS/SARS   GRANTED TO     EXERCISE OR             STOCK PRICE
                          GRANTED (#)    EMPLOYEES IN   BASE PRICE              EXPIRATION   APPRECIATION FOR
NAME . . . . . . . . . .            (3)  FISCAL YEAR                 ($/SHARE)  DATE         OPTION TERM (4)
------------------------  -------------                                                      ------------------
                                 5% ($)        10% ($)
                          -------------
Brian Bonar. . . . . . .     1,250,000              42  $                 0.40     11/15/03  $           25,000  $50,000

Christopher W. McKee (1)           ---             ---                     ---          ---                 ---      ---

Philip J. Englund (2). .       300,000              10                    0.40     11/15/03               6,000   12,000

(1)  Mr.  McKee  resigned  effective  August  3,  2001
(2)  Mr.  Englund  resigned  effective  August  23,  2002.
(3) Warrants/options become exercisable monthly over a 3-year period from date of grant. Adjusted for 1-for-20 reverse stock split at August 9, 2002.
(4) Calculated based on the closing price of the Company's common stock on November 15, 2002 ($0.02).

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table provides information on option exercises in the 2002 Fiscal Year by the Named Officers and the value of such Named Officers' unexercised options at June 30, 2001. Warrants to purchase Common Stock are included as options. No stock appreciation rights were held by them at the end of the 2002 Fiscal Year.


                      SHARES        NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                      ACQUIRED ON   VALUE                   UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/SAR
NAME . . . . . . . .  EXERCISE (#)  REALIZED ($)            OPTIONS/SARS AT FY-END (#)  S AT FISCAL YEAR END ($) (3)
--------------------

                      EXERCISABLE   UNEXERCISABL            EXERCISABLE                 UNEXERCISABL
                      ------------
Brian Bonar              1,250,000  $               25,000                         ---                           ---  ---  ---

Christopher W. McKee           ---                     ---                         ---                           ---  ---  ---

Philip J. Englund          300,000                   6,000                         ---                           ---  ---  ---

(1)  Mr.  McKee  resigned  effective  August  3,  2001
(2)  Mr.  Englund  resigned  effective  August  23,  2002.
(3) At the 2002 Fiscal Year end, the closing price of the Common Stock on that date as quoted by the NASD Electronic Bulletin Board was $0.01. Share amounts have been adjusted for the 1-for-20 reverse split at August 9, 2002

COMPENSATION  OF  DIRECTORS

     Each member of the Board of Directors of the Company receives a monthly fee of $2,500 from the Company.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     None

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Compensation Committee currently consists of Messrs. Gaer, Green, and Fryer. None of these individuals was an officer or employee of the Company at any time during the 2002 Fiscal Year.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
--------

     The following table sets forth certain information known to the best of the Company's knowledge with respect to the beneficial ownership of Common Stock as of November 15, 2002, by (i) all persons who are beneficial owners of five percent (5 percent) or more of the Common Stock, (ii) each director, and (iii) all current directors and executive officers individually and as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

NAME . . . . . . . . . . .  NO. SHARES  PERCENT OF CLASS (1)
--------------------------  ----------  --------------------

Brian Bonar (2)
                             8,007,500                 8.63%
Robert A. Dietrich (3)
                             2,387,500                 2.57%
Stephen J. Fryer (3)
                             2,453,250                 2.64%
Eric W. Gaer (3)
                             2,436,000                 2.62%
Richard Green (3)
                             2,469,500                 2.66%
All current directors and
executive officers
(group of 5) (4) . . . . .  17,753,750                19.12%

     (1) Percentage of ownership is based on 92,838,396 shares of Common Stock outstanding on November 15, 2002. (Adjusted for a 1-for-20 reverse split effective August 9, 2002). Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after November 15, 2002 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

     (2) Includes 4,000,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after November 15, 2002.

     (3) Includes 2,375,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after November 15, 2002.

     (4) Includes 17,753,750 shares issuable upon exercise of options and warrants that are currently exercisable or will become exercisable within 60 days after November 15, 2002.

ITEM13.  CERTAINRELATIONSHIPSANDRELATEDTRANSACTIONS.
------   ------------------------------------------

     During the year ended June 30, 2002, the Company paid Arroyo Development Corporation, owned by Mr. Eric Gaer, a member of the Board of Directors, monthly consulting fees of six thousand dollars ($6,000). There was no officer or director indebtedness to the Company greater than $60,000.

PART  IV
========

ITEM  14.

EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON  FORM  8-K

(a)     DOCUMENTS  FILED  AS  PART  OF  THIS  FORM  10-K:

(1)  FINANCIAL  STATEMENTS

The  financial  statements  of the Company are included herein as required under
Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements on page 23.

(2)  FINANCIAL  STATEMENT  SCHEDULES:

Financial Statement Schedules have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)     REPORTS  ON  FORM  8-K.

               Form  8-K  filed  January  25,  2002
               Form  8-K  filed  May  17,  2002
               Form  8-K  filed  September  17,  2002

(c)     EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

3(a) Certificate of Incorporation of the Company, as amended, and currently in effect. See also below. (Incorporated by reference to Exhibit 3(a) to 1988 Form 10-K)

3(b) Certificate of Amendment of Certificate of Incorporation of the Company, filed February 8, 1995, as amended, and currently in effect (Incorporated by reference to Exhibit 3(b) to 1995 Form 10-K)

3(c) Certificate of Amendment of Certificate of Incorporation of the Company, filed May 23, 1997, as amended, and currently in effect (Incorporated by reference to 1997 Form 10-K)

3(d) Certificate of Amendment of Certificate of Incorporation, filed January 12, 1999, as amended and currently in effect (Incorporated by reference to Form 10-Q for the period ended December 31,

3(e) Certificate Eliminating Reference to Certain Series of Shares of Stock from the Certificate of Incorporation, filed January 12, 1999, as amended and currently in effect (Incorporated by reference to Form 10-Q for the period ended December 31, 1998)

3(f) By-Laws of the Company, as amended, and currently in effect (Incorporated by reference to Exhibit 3(b) to 1987 Form 10-K)

3(g) Certificate of Amendment of Certificate of Incorporation, filed May 12, 2000, as amended and currently in effect (Incorporated by reference to Exhibit 3(g) to 2001 Form 10-K)

4(a) Amended Certificate of Designation of Imaging Technologies Corporation with respect to the 5% Convertible Preferred Stock (Incorporated by reference to Exhibit 4(d) to 1987 Form 10-K)

4(b) Amended Certificate of Designation of Imaging Technologies Corporation with respect to the 5% Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 4(b) to 1988 Form 10-K)

4(c) Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Imaging Technologies Corporation (Incorporated by reference to Exhibit 4(c) to 1998 Form 10-K)

4(d) Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series D Convertible Preferred Stock, filed January 13, 1999 (Incorporated by reference to Form 10-Q for the period ended December 31, 1998)

4(e) Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series E Convertible Preferred Stock, filed January 28, 1999 (Incorporated by reference to Form 10-Q for the period ended December 31, 1998)

10(a) Private Equity Line of Credit Agreement by and among certain Investors and the Company (Incorporated by reference to Form 8-K, filed July 26, 2000)

10(b) Convertible Note Purchase Agreement dated December 12, 2000 between the Company and Amro International, S.A., Balmore Funds, S.A., and Celeste Trust Reg. (Incorporated by reference to Form 8-K, filed January 19, 2001.

10(c) Convertible Note Purchase Agreement dated July 26, 2001 between the Company and Balmore Funds, S.A. (Incorporated by reference to Form 8-K filed August 2, 2001.

10(d) Share Purchase Agreement, dated December 1, 2000, between ITEC and EduAdvantage.com, Inc. (Incorporated by reference to Form 10-Q for the period ended September 30, 2000)

10(e) Agreement to Acquire Shares, dated December 1, 2000, between ITEC and Quik Pix, Inc. (Incorporated by reference to Form 10-Q for the period ended September 30, 2000) and subsequently cancelled.

10(f) Agreement to Acquire Shares, dated December 17, 2000, between ITEC and Pen Internconnect, Inc. (Incorporated by reference to Form 10-Q for the period ended September 30, 2000) and subsequently cancelled.

10(g) Share Purchase Agreement, dated December 1, 2000, between ITEC and EduAdvantage.com, Inc. (Incorporated by reference to Form 10-Q for the period ended September 30, 2000)

10(h) Convertible Promissory Note dated September 21, 2001 between the Company and Stonestreet Limited Partnership. (Incorporated by reference to Exhibit 10(u) of 2001 Form 10-K)

10(i) Convertible Note Purchase Agreement dated September 21, 2001 between the Company and Stonestreet Limited Partnership. (Incorporated by reference to
Exhibit  10(v)  of  2001  Form  10-K)

10(j) Registration Rights Agreement dated September 21, 2001 between the Company and Stonestreet Limited Partnership. (Incorporated by reference to Exhibit 10(w) of 2001 Form 10-K)

10(k) Form of Warrant to Purchase 11,278,195 Shares of Common Stock of ITEC, dated September 21, 2001, between ITEC and Stonestreet Limited Partnership. (Incorporated by reference to Exhibit 10(x) of 2001 Form 10-K)

10(l) Asset Purchase Agreement, dated October 25, 2001, among the Company and Lisa Lavin, Gary J. Lavin, and Roland A. Fernando. (Incorporated by reference to
Exhibit  10(a)  to  September  2001  Form  10-Q)

10(m) Audited Financial Statements of SourceOne Group, LLC. (Incorporated by reference to Form 8-K filed on January 25, 2002)

10(n) Secured Convertible Debenture issued by the Company to Bristol Investment Fund, Ltd., dated January 22, 2002. (Incorporated by reference to Exhibit 10(a) of December 2001 Form 10-Q)

10(o) Securities Purchase Agreement between the Company and Bristol Investment Fund, Ltd., dated January 22, 2002. (Incorporated by reference to Exhibit 10(b) of December 2001 Form 10-Q)

10(p) Registration Rights Agreement between the Company and Bristol Investment Fund, Ltd., dated January 22, 2002. (Incorporated by reference to Exhibit 10(c) of December 2001 Form 10-Q)

10(q) Transaction Fee Agreement between the Company and Alexander Dunham Securities, Inc., dated January 22, 2002. (Incorporated by reference to Exhibit 10(d) of December 2001 Form 10-Q)

10(r) Stock Purchase Warrant issued to Alexander Dunham Securities, Inc., dated January 22, 2002. (Incorporated by reference to Exhibit 10(e) of December 2001 Form 10-Q)

10(s) Stock Purchase Warrant issued to Bristol Investment Fund, Ltd., dated January 22, 2002. (Incorporated by reference to Exhibit 10(f) of December 2001 Form 10-Q)

10(t) Security Agreement between the Company and Bristol Investment Fund, Ltd., dated January 22, 2002. (Incorporated by reference to Exhibit 10(g) of December 2001 Form 10-Q)

10(u) Convertible Promissory Note between the Company and Stonestreet Limited Partnership, dated November 7, 2001. (Incorporated by reference to Exhibit 10(h) of December 2001 Form 10-Q)

10(v) Convertible Note Purchase Agreement between the Company and Stonestreet Partnership, dated November 7, 2001. (Incorporated by reference to Exhibit 10(i) of December 2001 Form 10-Q)

10(w) Registration Rights Agreement between the Company and Stonestreet Limited Partnership, dated November 7, 2001. (Incorporated by reference to Exhibit 10(j) of December 2001 Form 10-Q)

10(x) Stock Purchase Warrant issued to Stonestreet Limited Partnership, dated November 7, 2001 (Incorporated by reference to Exhibit 10(k) of December 2001 Form 10-Q

10(y) Acquisition Agreement between the Company and Dream Canvas, Inc., dated May 17, 2002; subject to completion of its terms. *

10(z)  Closing  Agreement between the Company and Quik Pix, Inc., dated July 23,
2002,  subject  to  completion  of  its  terms  *.

10(aa)  Agreement  to  Acquire  Shares  between  the  Company  and  Greenland
Corporation,  dated  August  5,  2002,  subject  to  completion  of its terms. *

21      List of Subsidiaries of the Company. *

23.1    Consent of Independent Accountants - Boros & Farrington. *

23.2    Consent of Independent Accountants - Stonefield Josephson, Inc. *

99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.2 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

All exhibits except those followed by an asterisk (*) are incorporated by reference only and a copy is not included in this Form 10-K filing.

The Company will furnish a copy of any exhibit to a requesting shareholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     November  18,  2002          IMAGING  TECHNOLOGIES  CORPORATION

                         By:/s/  BRIAN  BONAR
                            -----------------
                         Brian  Bonar
                         Chief  Executive  Officer

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





SIGNATURE. . . . . . . . . . . . . . .  TITLE                             DATE
--------------------------------------  --------------------------------  -----------------

  Chairman of the Board of Directors,
  Chief Executive Officer, and
/s/ Brian Bonar. . . . . . . . . . . .  Acting Chief Financial Officer
--------------------------------------
Brian Bonar. . . . . . . . . . . . . .  (Principal Executive Officer and  November 18, 2002
  Principal Accounting Officer)
/s/ Robert A. Dietrich
--------------------------------------
Robert A. Dietrich . . . . . . . . . .  November 18, 2002
  Director
/s/ Eric W. Gaer
--------------------------------------
Eric W. Gaer . . . . . . . . . . . . .  November 18, 2002
  Director
/s/ Stephen J. Fryer
--------------------------------------
Stephen J. Fryer . . . . . . . . . . .  November 18, 2002
  Director
/s/ Richard H. Green
--------------------------------------
Richard H. Green . . . . . . . . . . .  November 18, 2002
  Director