Form 10-K/A
period 2002-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 2002-11-19
CIK 725394

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

NOTE: This Form 10-K/A is filed because the Form 10-K filed previously was erroneously transmitted (it was a prior draft version) via the Edgar system. Following is the correct document.

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

     For the year ended June 30, 2002, our net loss was $13.7 million and our decrease in net worth was $4.3 million. At June 30, 2002 our negative working capital was $20.8 million. Specific steps that we have taken to address these problems include obtaining working capital through the issuance and sale of a convertible debenture, which is dependent upon the approval by the SEC of a pending S-1 registration statement, reduction in overhead costs through such actions as reductions in our work force, the relocation of our facilities to reduce rent payments, and rebuilding our distribution channels.

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




STATEMENT OF OPERATIONS DATA:
------------------------------------------
In thousands (except per share data)
                                                2002       2001       2000       1999       1998
                                            ---------  ---------  ---------  ---------  ---------
NET REVENUES
     Sales of products . . . . . . . . . .  $  3,574   $  2,897   $  1,634   $ 16,417   $ 30,740
     Engineering Fees. . . . . . . . . . .         -          -          -          -      2,327
     License fees and royalties. . . . . .       580        555        788        730      1,350
     PEO services. . . . . . . . . . . . .    21,100          -          -          -          -
                                            ---------  ---------  ---------  ---------  ---------
     Net total revenues. . . . . . . . . .    25,254      3,452      2,422     17,147     34,417
                                            ---------  ---------  ---------  ---------  ---------

COSTS AND EXPENSES
     Cost of products sold . . . . . . . .     2,868      2,742      5,197     18,015     22,536
     Cost of licenses and royalties. . . .        99          -          -          -          -
     Cost of PEO services. . . . . . . . .    20,235          -          -          -          -
     Selling, general, and administrative.    12,442      8,720      7,780     13,707     10,269
     Research and development. . . . . . .         -        250      1,929      2,033      2,475
     Special charges . . . . . . . . . . .         -          -          -      5,181      8,941
                                            ---------  ---------  ---------  ---------  ---------

INCOME (LOSS) FROM
OPERATIONS . . . . . . . . . . . . . . . .   (10,390)    (8,260)   (12,484)   (21,789)    (9,804)
                                            ---------  ---------  ---------  ---------  ---------
NET LOSS . . . . . . . . . . . . . . . . .  $(13,688)  $ (9,888)  $(14,198)  $(25,129)  $(10,163)
                                            =========  =========  =========  =========  =========

LOSS PER COMMON SHARE
     Basic . . . . . . . . . . . . . . . .  $  (1.12)  $  (1.51)  $  (4.05)  $ (37.60)  $ (18.00)
     Diluted . . . . . . . . . . . . . . .  $  (1.12)  $  (1.51)  $  (4.05)  $ (37.60)  $ (18.00)

BALANCE SHEET DATA:
------------------------------------------
In thousands
                                                2002       2001       2000       1999       1998
                                            ---------  ---------  ---------  ---------  ---------

     Cash and cash equivalents . . . . . .  $     43   $     35   $    291   $     75   $  3,023
     Working Capital . . . . . . . . . . .   (20,751)   (16,920)   (14,532)   (16,519)       315
     Total assets. . . . . . . . . . . . .     1,180      1,212      1,683      7,250     20,961
     Long-term obligations . . . . . . . .         -          -          -          -      1,828
     Preferred stock . . . . . . . . . . .       420        420        420      6,875        420
     Total shareholders' deficit . . . . .   (20,427)   (16,110)   (13,854)   (12,432)     4,604

ITEM  7

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

     As of June 30, 2002, the Company had negative working capital of approximately $20.8 million, an increase of $3.8 million from June 30, 2001. The increase is primarily due to the effect of operating losses and the difficulty in obtaining sufficient long-term debt and equity financing.

     Net cash used for operating activities was $2.5 million compared to $5.3 million in fiscal 2001 and $6.7 million during fiscal 2000. The changes are due to increased use of the Company's common stock to pay for services, and the valuation of warrants.

     Net cash provided by investing activities was $197,000 in fiscal 2002 compared to cash used in investing activities of $171,000 in fiscal 2001. The increase of $368,000 (215%) was due to cash acquired in the Company's acquisition of SourceOne Group. Net cash used in investing activities in fiscal 2000 was $23,000.

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


                                   Series A   Series D&E      Common       Common     Paid-In    Loans     Accom     .  Total
                                   Preferred  Preferred       Stock        Stock      Capital              Deficit
                                   Stock      Stock           Warrants
                                   ---------  ------------    ------------  --------  --------   --------  -----------  ----------
BALANCE, 6/30/1999 . . . . . . .   $    420   $     6,455     $         -   $      5  $ 43,943   $  (105)  $  (63,150)  $ (12,432)
Conversion Series D
and E Preferred
(900 and 931 shares) . . . . . .          -        (6,455)              -         15     6,440         -            -           -
Issuance common
   Cash (784,318). . . . . . . .          -             -               -          4     7,972         -            -       7,976
   Services (122,261). . . . . .          -             -               -          1     2,051         -            -       2,052
   Conversion of liabilities
   (112,992)            -                 -             -               -          1     2,750         -            -       2,751
Net loss . . . . . . . . . . . .          -             -               -          -         -         -      (14,198)    (14,198)
                                   ---------  ------------    ------------  --------  --------   --------  -----------  ----------
BALANCE, 6/30/2000 . . . . . . .        420             -               -         26    63,156      (105)     (77,348)    (13,851)
Issuance of common
   Cash (2,185,910). . . . . . .          -             -              11         11     5,200         -            -       5,211
   Acquisition (187,500) . . . .          -             -               1          1       272         -            -         273
   Software (60,000) . . . . . .          -             -               -          -       225         -            -         225
   Services (219,333). . . . . .          -             -               1          1       372         -            -         373
   Conversion of liabilities
   (913,757)                              -             -               -          5       670         -            -         675
Issuance of warrants . . . . . .          -             -             508          -         -         -            -         508
Exercise of warrants . . . . . . .        -             -             (33)         -        33         -            -           -
Beneficial conversion
   on notes. . . . .                      -             -               -          -       364         -            -         364
Net loss . . . . . . . . . .              -             -               -          -         -         -       (9,888)     (9,888)
                                   ---------  ------------    ------------  --------  --------   --------  -----------  ----------
BALANCE, 6/30/2001 . . . . . . .        420             -             475          44   70,292      (105)     (87,236)    (16,110)
Issuance of common
   Cash - exercise of
     options and warrants
     (6,754,739)                          -             -               -         34     1,635         -            -       1,669
   Business acquisition
     (500,000)                            -             -               -          1       299         -            -         300
   Asset purchase
     (250,000)                            -             -               -          1       172         -            -         173
   Services (3,179,978). . . .            -             -               -         16     1,359         -            -       1,375
   Conversion of liabilities
     (2,375,706)                          -             -               -         12     1,281         -            -       1,293
   Exercise of warrants
     for services
     (323,889)                            -             -               -          2       105         -            -         107
Re-priced warrants &
   Options . . . . . . . . . . .          -             -               -          -       215         -            -         215
Beneficial conversion on
   notes . . . . . . . . . . . .          -             -               -          -       791         -            -         791
Value of warrants issued
   with notes. . . . . . . . . .          -             -               -          -     1,209         -            -       1,209
Value of warrants issued
   for services. . . . . . . . .          -             -               -          -     1,584         -            -       1,584
Value of options granted
   below fair value. . . . . . .          -             -               -          -       550         -            -         550
Write-off of shareholder
   Loan. . . . . . . . . . . .            -             -               -          -         -       105            -         105
Net loss . . . . . . . . . . . .          -             -               -          -         -         -      (13,688)    (13,688)
                                   ---------  ------------    ------------  --------  --------   --------  -----------  ----------
BALANCE, 6/30/2002 . . . . ..   $       420   $         -     $       475   $    110   $79,492   $     -   $ (100,924)  $ (20,427)
                                 ==========   ============   =============  =========  ========  ========  ===========  ==========

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




NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------
                                                                                         FOR THE YEARS ENDED JUNE 30,
                                                                                                                  2002    2001
                                                                                         ------------------------------  ------

     Conversion of preferred stock into common stock. . . . . . . . . . . . . . . . . .  $                           -   $   -
     Conversion of convertible debentures into
        common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             70     675
     Conversion of   notes payable into common stock. . . . . . . . . . . . . . . . . .                          1,043       -
     Conversion of accounts payable and accrued
          liabilities into common/preferred stock . . . . . . . . . . . . . . . . . . .                            160       -
     Stock issued for purchase of assets. . . . . . . . . . . . . . . . . . . . . . . .                            173     225
     Net assets acquired in business combinations
          Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            215       -
          Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          1,162       -
          Prepaid and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            206      79
          Property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .                             21       3
          Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          1,337     686
          Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . .                         (1,493)   (495)
          Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (200)      -

Supplemental disclosure of cash flow information
          Cash paid during the year for interest. . . . . . . . . . . . . . . . . . . .  $                           -   $ 283
          Cash paid during the year for income taxes. . . . . . . . . . . . . . . . . .  $                           -   $   -

The accompanying notes are an integral part of these consolidated financial statements.

NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------

                                                                                           2000
                                                                                         ------

     Conversion of preferred stock into common stock. . . . . . . . . . . . . . . . . .  $6,455
     Conversion of convertible debentures into
        common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
     Conversion of   notes payable into common stock. . . . . . . . . . . . . . . . . .   2,101
     Conversion of accounts payable and accrued
          liabilities into common/preferred stock . . . . . . . . . . . . . . . . . . .     650
     Stock issued for purchase of assets. . . . . . . . . . . . . . . . . . . . . . . .       -
     Net assets acquired in business combinations
          Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
          Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
          Prepaid and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
          Property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
          Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -
          Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . .       -
          Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -

Supplemental disclosure of cash flow information
          Cash paid during the year for interest. . . . . . . . . . . . . . . . . . . .  $1,455
          Cash paid during the year for income taxes. . . . . . . . . . . . . . . . . .  $    5

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

The  following  summarized  the  fair  market  values  net  assets  acquired:

ASSETS
     Cash and cash equivalents . . . . . .  $   215,000
     Accounts receivables. . . . . . . . .    1,162,000
     Equipment . . . . . . . . . . . . . .       21,000
     Other assets. . . . . . . . . . . . .      206,000
                                            ------------
        Total assets . . . . . . . . . . .    1,604,000
                                            ------------
LIABILITIES

     Accounts payable. . . . . . . . . . .      (99,000)
     Payroll liabilities . . . . . . . . .   (1,379,000)
     Notes payable . . . . . . . . . . . .     (200,000)
     Other liabilities . . . . . . . . . .     (213,000)
                                            ------------
        Total liabilities. . . . . . . . .   (1,891,000)
                                            ------------

Excess of liabilities over assets acquired      287,000
Total consideration given. . . . . . . . .    1,050,000
                                            ------------
        Customer list. . . . . . . . . . .  $ 1,337,000
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

On November 7, 2001, the Company entered into a convertible note purchase agreement with an investor whereby we sold to the investor a convertible promissory note in the aggregate principal amount of $200,000 bearing interest at the rate of eight percent (8%) per annum, due November 7, 2004, convertible into shares of our common stock. Interest is payable, at the option of the investor, in cash or shares of our common stock. The note is convertible into such number of shares of our common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.532 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, we issued a warrant to the investor to purchase 413,534 shares of our common stock at an exercise price equal to $0.76 per share. The investor may exercise the warrant through November 7, 2006. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $92,000 and $108,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $92,000, respectively.

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

PRIVATE  EQUITY  LINE  OF  CREDIT  AGREEMENT
--------------------------------------------

On July 5, 2000, the Company entered into a Private Equity Line of Credit Agreement with Impany Investment Limited ("Impany"). Pursuant to this agreement, the Company has the right, subject to certain conditions, to sell up to $36,000,000 of common stock over the next two years to Impany, which Impany may resell to the public under a registration statement filed with the SEC in September 2000. (This registration statement has not yet been declared effective by the SEC). Beginning on the date the registration statement is declared effective by the SEC, and continuing for two years thereafter, the Company may in its sole discretion sell, or put, shares of our common stock to Impany. From time to time during the two-year term, the Company may make 18 monthly draw downs, by giving notice and requiring Impany to purchase shares of our common stock, for the draw down amount. Impany's purchase price will be based upon the average of the three lowest closing bid prices of the common stock over the period of five (5) trading days during which the purchase price of the common stock is determined with respect to the put date, which period shall begin two
(2) trading days prior to the put date and end two (2) trading days following the put date. During fiscal 2001, the Company sold $750,000 of common stock under this agreement. Funding under this agreement is not currently available to the Company, since the Company has not been able to get its registration statement declared effective by the SEC.

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

ISSUE DATE. .  DESCRIPTION                    SHARES ISSUED  VALUE
-------------  -----------------------------  -------------  --------

7/9/01. . . .  Strategic planning/marketing         250,000  $350,000
10/16/01. . .  Legal services                        21,600    13,000
11/1/01 . . .  Legal services                        16,667    10,000
11/1/01 . . .  Strategic planning/marketing         400,000   240,000
11/14/01. . .  Legal services                         6,667     5,000
12/17/01. . .  Employee compensation                  6,500     1,000
1/8/02. . . .  Legal services                        14,306     9,000
3/12/02 . . .  Strategic planning/marketing          31,487     6,000
3/14/02 . . .  Strategic planning/marketing         300,000    60,000
4/24/02 . . .  Compensation                          10,000     5,000
5/2/02. . . .  Strategic planning/marketing       1,250,000   250,000
5/21/02 . . .  Strategic planning/marketing         200,000    80,000
6/3/02. . . .  Strategic planning/marketing         339,368    68,000
6/18/02 . . .  Employee compensation                333,383   278,000
    3,179,978  $                   1,375,000
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

Segment information for the fiscal year ended June 30, 2002 and 2001 was as follows:

                                   IMAGING
FISCAL YEAR ENDED JUNE 30,. . . .  PEO BUSINESS   PRODUCTS & ACCESSORIES    IMAGING SOFTWARE    E-COMMERCE    TOTAL
                                            2002
                                   -------------
Selected statement of operations
 activity:
    Revenues. . . . . . . . . . .  $  21,100,000  $             3,574,000   $         580,000   $         -   $ 25,254,000
    Cost of revenues. . . . . . .     20,235,000                2,868,000              99,000             -     23,202,000
    Operating income (loss) . . .        194,000               (9,114,000)         (1,470,000)            -    (10,390,000)

Segment assets. . . . . . . . . .  $     493,000  $               591,000   $          96,000   $         -   $  1,180,000

                                            2001
                                   -------------
    Revenues. . . . . . . . . . .  $           -  $             1,973,000   $         559,000   $   920,000   $  3,452,000
    Operating income (loss) . . .              -               (8,341,000)            387,000      (306,000)    (8,260,000)

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
                                                          =====================  =====================  =====================

NOTE  12.     COMMITMENTS  AND  CONTINGENCIES

LEASE  COMMITMENT
-----------------

The Company leases its operating facilities under a lease agreement that expires in March 2006 (See Note 13). Subsequent to June 30, 2002, the Company signed a new lease for its corporate facility that expires in October 2005. The future minimum lease payment table below includes the lease payments for both leases mentioned above. In addition, the Company leases other facilities and equipment under short-term leases.

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

EXECUTIVE  OFFICERS

     The  executive officers of the Company as of June 30, 2002, are as follows:

 NAME                      AGE             POSITION
-------------------------  ---------       -------------------------

                                           Chairman of the Board of Directors
Brian Bonar                55              and Chief Executive Officer

                                           Senior Vice President, General
Philip J. Englund          58              Counsel and Secretary

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

3(a) Certificate of Incorporation of the Company, as amended, and currently in effect. See also below (Incorporated by reference to Exhibit 3(a) to 1988 Form 10-K)

3(b) Certificate of Amendment of Certificate of Incorporation of the Company, filed February 8, 1995, as amended, and currently in effect (Incorporated by reference to Exhibit 3(b) to 1995 Form 10-K).

3(c) Certificate of Amendment of Certificate of Incorporation of the Company, filed May 23, 1997, as amended, and currently in effect (Incorporated by reference to 1997 Form 10-K)

3(d) Certificate of Amendment of Certificate of Incorporation, filed January 12, 1999, as amended and currently in effect (Incorporated by reference to Form 10-Q for the period ended December 31,

3(e) Certificate Eliminating Reference to Certain Series of Shares of Stock from the Certificate of Incorporation, filed January 12, 1999, as amended and currently in effect (Incorporated by reference to Form 10-Q for the period ended December 31, 1998).

3(f) By-Laws of the Company, as amended, and currently in effect (Incorporated by reference to Exhibit 3(b) to 1987 Form 10-K)

3(g) Certificate of Amendment of Certificate of Incorporation, filed May 12, 2000, as amended and currently in effect (Incorporated by reference to Exhibit 3(g) to 2001 Form 10-K).

4(a) Amended Certificate of Designation of Imaging Technologies Corporation with respect to the 5% Convertible Preferred Stock (Incorporated by reference to Exhibit 4(d) to 1987 Form 10-K).

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

10(z)  Closing  Agreement between the Company and Quik Pix, Inc., dated July 23,
2002,  subject  to  completion  of  its  terms.  *

10(aa) Agreement to Acquire Shares between the Company and Greenland Corporation, dated August 5, 2002. *

21    List of Subsidiaries of the Company. *

23.1    Consent of Independent Accountants - Boros & Farrington *

23.2    Consent of Independent Accountants - Stonefield Josephson, Inc. *

99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.2  Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

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