Form 10-Q
period 2002-09-30
IMAGING TECHNOLOGIES CORP/CA
filed 2002-11-27
CIK 725394

24
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                               17075 VIA DEL CAMPO
                           SAN DIEGO, CALIFORNIA 92127
                    (Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code:  (858) 451-6120

Check  whether  the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X   No

The number of shares outstanding of the registrant's common stock as of November 22, 2002 was 93,777,896.

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

Consolidated  Balance  Sheets
     September  30,  2002  (unaudited)  and  June  30,  2002  (audited)     2

Consolidated  Statements  of  Operations
     Three  months  ended  September  30,  2002  and  2001  (unaudited)     3

Consolidated  Statements  of  Cash  Flows
     Three  months  ended  September  30,  2002  and  2001  (unaudited)     4

Notes  to  Consolidated  Financial  Statements.     5

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                CONDITION  AND  RESULTS  OF  OPERATIONS     10

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
                MARKET  RISK     20

ITEM  4.  CONTROLS  AND  PROCEDURES

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS     21

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS     21

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES     22

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS     22

ITEM  5.  OTHER  INFORMATION     22

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K     22

SIGNATURES          23

CERTIFICATION     24

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2002 AND JUNE 30, 2002
                        (in thousands, except share data)

ASSETS
                                                                                                       9/30/02   6/30/02
Current assets. . . . . . . . . . . . . . . . . . . . . . . .  (unaudited)  audited
     Cash                                                                   $             22   $            43
     Accounts receivable                                                                 255               629
     Inventories                                                                         141               151
     Prepaid expenses and other                                                           46                33
                                                                            -----------------  ----------------
          Total current assets                                                           464               856

Property and Equipment, net                                                              183               212
Workers' compensation deposit and other assets                                           112               112
                                                                            -----------------  ----------------

 Total assets                                                               $            759   $         1,180
                                                                            =================  ================

LIABILITIES AND SHAREHOLDERS' NET CAPITAL DEFICIENCY
Current liabilities
     Borrowings under bank notes payable                                    $          3,295   $         3,295
     Short-term notes payable, including amounts due to
        related parties                                                                2,871             2,796
     Convertible debentures                                                            1,073               803
     Accounts payable                                                                  7,583             7,343
     PEO payroll taxes and other payroll deductions                                    1,213               690
     PEO accrued worksite employee                                                       350               644
     Other accrued expenses                                                            6,367             6,036
                                                                            -----------------  ----------------
          Total current liabilities                                                   22,752            21,607
                                                                            -----------------  ----------------

Shareholders' deficiency
     Series A preferred stock, $1,000 par value, 7,500 shares
        authorized, 420.5 shares issued and outstanding                                  420               420
     Common stock, $0.005 par value, 500,000,000 shares
        authorized; 21,929,365 shares issued and outstanding
        at June 30, 2002; 30,580,013 at September 30, 2002                               153               110
     Common stock warrants                                                               475               475
     Paid-in capital                                                                  79,935            79,492
     Shareholder loans                                                                     -                 -
     Accumulated deficit                                                            (102,976)         (100,924)
                                                                            -----------------  ----------------
          Total shareholders' deficiency                                             (21,993)          (20,427)
                                                                            -----------------  ----------------
 Total liabilities and shareholders' deficiency                             $            759   $         1,180
                                                                            =================  ================

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                        (in thousands, except share data)
                                  (unaudited)

                                                               2002             2001
Revenues
     Sales of products. . . . . . . . . . . . . . .  $          486   $        1,057
     Software, licenses and royalties . . . . . . .             138               21
     PEO services . . . . . . . . . . . . . . . . .           2,822                -
                                                     ---------------  ---------------
                                                              3,446            1,078
                                                     ---------------  ---------------
Costs and expenses
     Cost of products sold. . . . . . . . . . . . .             235              598
     Cost of licenses and royalties . . . . . . . .              21                -
     Cost of PEO services . . . . . . . . . . . . .           2,572                -
                                                     ---------------  ---------------
 Total cost of revenues . . . . . . . . . . . . . .           2,828              598
                                                     ---------------  ---------------

Operating expenses:
     Selling, general, and administrative . . . . .           2,053            1,413
     Research  and development. . . . . . . . . . .               -               72
                                                     ---------------  ---------------
                                                              2,053            1,485
                                                     ---------------  ---------------

Loss from operations. . . . . . . . . . . . . . . .          (1,435)          (1,005)
                                                     ---------------  ---------------

Other income (expense):
     Interest and finance costs, net. . . . . . . .            (621)            (177)
     Other. . . . . . . . . . . . . . . . . . . . .               4                -
                                                     ---------------  ---------------
                                                               (617)            (177)
                                                     ---------------  ---------------

Loss before income taxes. . . . . . . . . . . . . .          (2,052)          (1,182)

Income tax benefit (expense). . . . . . . . . . . .               -                -
                                                     ---------------  ---------------

Net loss. . . . . . . . . . . . . . . . . . . . . .  $       (2,052)  $       (1,182)
                                                     ===============  ===============

Earnings (loss) per common share
     Basic. . . . . . . . . . . . . . . . . . . . .  $        (0.08)  $        (0.14)
                                                     ===============  ===============
     Diluted. . . . . . . . . . . . . . . . . . . .  $        (0.08)  $        (0.14)
                                                     ===============  ===============

Weighted average common shares. . . . . . . . . . .          24,662            8,549
                                                     ===============  ===============
Weighted average common shares - assuming dilution.          24,662            8,549
                                                     ===============  ===============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                        (in thousands, except share data)
                                  (unaudited)

                                                                       2002             2001
                                                             ---------------  ---------------
Cash flows from operating activities
-----------------------------------------------------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $       (2,052)  $       (1,182)
-----------------------------------------------------------  ---------------  ---------------
   Adjustments to reconcile net loss to net
     cash used by operating activities
-----------------------------------------------------------
        Depreciation and amortization . . . . . . . . . . .              29               16
-----------------------------------------------------------  ---------------  ---------------
        Stock issued for services . . . . . . . . . . . . .             295               73
-----------------------------------------------------------  ---------------  ---------------
        Amortization of debt discount . . . . . . . . . . .             200                -
-----------------------------------------------------------  ---------------  ---------------
        Value of services for exercise price of warrants. .             166                -
-----------------------------------------------------------  ---------------  ---------------
        Value attributed to warrants issued for services. .              70                -
-----------------------------------------------------------  ---------------  ---------------
        Changes in operating assets and liabilities
-----------------------------------------------------------
           Accounts receivable. . . . . . . . . . . . . . .             374             (516)
-----------------------------------------------------------  ---------------  ---------------
           Inventories. . . . . . . . . . . . . . . . . . .              10              (90)
-----------------------------------------------------------  ---------------  ---------------
           Prepaid expenses and other . . . . . . . . . . .             (13)             (14)
-----------------------------------------------------------  ---------------  ---------------
           PEO liabilities. . . . . . . . . . . . . . . . .             229                -
-----------------------------------------------------------  ---------------  ---------------
           Accounts payable and accrued expenses. . . . . .             571              787
-----------------------------------------------------------  ---------------  ---------------
               Net cash used by operating activities. . . .            (121)            (926)
-----------------------------------------------------------  ---------------  ---------------

Cash flows from investing activities
-----------------------------------------------------------
   Capital expenditures . . . . . . . . . . . . . . . . . .               -                -
-----------------------------------------------------------  ---------------  ---------------
               Net cash from (used by) investing activities               -                -
-----------------------------------------------------------  ---------------  ---------------

Cash flows from financing activities
-----------------------------------------------------------
   Net borrowings under bank notes payable. . . . . . . . .               -             (300)
-----------------------------------------------------------  ---------------  ---------------
   Issuance of other notes payable. . . . . . . . . . . . .              75            1,227
-----------------------------------------------------------  ---------------  ---------------
   Net proceeds from issuance of common stock . . . . . . .              25                -
-----------------------------------------------------------  ---------------  ---------------
               Net cash from financing activities . . . . .             100              927
-----------------------------------------------------------  ---------------  ---------------

Net increase (decrease) in cash . . . . . . . . . . . . . .             (21)               1
-----------------------------------------------------------  ---------------  ---------------
   Cash, beginning of period. . . . . . . . . . . . . . . .              43               35
-----------------------------------------------------------  ---------------  ---------------
   Cash, end of period. . . . . . . . . . . . . . . . . . .  $           22   $           36
-----------------------------------------------------------  ===============  ===============

Supplemental disclosure of cash flow information
   Cash paid during the period for interest . . . . . . . .  $            -   $            -
-----------------------------------------------------------  ---------------  ---------------
   Cash paid during the period for income taxes . . . . . .  $            -   $            -
-----------------------------------------------------------  ---------------  ---------------

See Notes to Consolidated Financial Statements.
-----------------------------------------------------------

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (unaudited)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended June 30, 2002, 2001, and 2000 included in the Company's Annual Report on Form 10-K filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

NOTE  2.  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2002, the Company experienced a net loss of $2,052,000 and as of September 30, 2002, the Company had a negative working capital deficiency of $22,288,000 and had a negative shareholders' deficiency of $21,993,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its filings and its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern.

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

In order for the Company to continue in existence, it must obtain additional funds to provide adequate working capital to finance operations, and begin to generate positive cash flows from its operations. During the past two fiscal years the Company has raised approximately $3 million through the issuance of convertible debentures. The Company is currently in the process of filing a registration statement to register shares underlying the convertible debentures. In order for the Company to raise additional funds through a convertible debenture, the Company must get it current registration statement filed with the SEC declared effective. However, there can be no assurance that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements including compliance with the Imperial Bank settlement agreement. Any additional equity or convertible debt financings could result in substantial dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. The Company is also looking at making strategic acquisitions of companies that have positive cash flows. Specifically, the Company has letters of intent to acquire a controlling interest in Quik Pix, Inc., a controlling interest in Greenland Corporation and has entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. The
Company has also reduced is personnel and moved its corporate office in an effort to reduce operating costs. The financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

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

                             EARNINGS (LOSS)   SHARES       PER-SHARE
                                  (NUMERATOR)  (NUMERATOR)  AMOUNT
                             ----------------  -----------  -----------
SEPTEMBER 30, 2001
     Net loss . . . . . . .  $    (1,182,000)
        Preferred dividends           (6,000)
                             ----------------
     Basic and diluted EPS.  $    (1,188,000)    8,549,250  $    (0.14)
                             ================  ===========  ===========

SEPTEMBER 30, 2002
     Net loss . . . . . . .  $    (2,052,000)
        Preferred dividends           (6,000)
                             ----------------
     Basic and diluted EPS.  $    (2,058,000)   24,662,000  $    (0.08)
                             ================  ===========  ===========

NOTE  4.  INVENTORIES

                             SEPT.  30, 2002    JUNE 30, 2002
                             -----------------  -----------------

Materials and supplies. . .  $        256,000   $        261,000
Finished goods. . . . . . .           160,000            165,000
     Less inventory reserve          (275,000)          (275,000)
                             -----------------  -----------------
                             $        141,000   $        151,000
                             =================  =================

NOTE  5.  RECENT  ACCOUNTING  PRONOUNCEMENTS

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

NOTE  6.  CONVERTIBLE  NOTES  PAYABLE

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

On September 21, 2001, the Company entered into a convertible note purchase agreement with an investor whereby we sold to the investor a convertible promissory note in the aggregate principal amount of $300,000 bearing interest at the rate of eight percent (8%) per annum, due September 21, 2004, convertible into shares of our common stock. Interest is payable, at the option of the investor, in cash or shares of our common stock. The note is convertible into such number of shares of our common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.532 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, we issued a warrant to the investor to purchase 565,410 shares of our common stock at an exercise price equal to $0.76 per share. The investor may exercise the warrant through September 21, 2006. In December 2001, $70,000 of this note was converted into 209,039 shares of common stock and in the first quarter of fiscal 2003, the debenture holder requested that the conversion be rescinded. The Company honored the request and shares have been returned and the outstanding principal balance due under the note has been increased to $300,000. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $106,000 and $194,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature which amounted to $0 and $194,000, respectively.

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

NOTE  7.  STOCK  ISSUANCES

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

During the quarter ended September 30, 2002, the Company issued a total of 8,859,688 shares of common stock. Of the shares issued, 2,830,000 were issued for the exercise of warrants given to consultants for legal and business services. The exercise price of these warrants totaled $191,000 of which $25,000 was paid in cash and the remaining $166,000 was paid via services rendered. The remaining 6,029,688 were shares issued to consultants for legal and business services. The Company also canceled 209,039 shares in connection with the rescission of the conversion of $70,000 of debt (see Note 6)

NOTE  8.  SEGMENT  INFORMATION

During the period ended September 30, 2002, the Company managed and internally reported the Company's business as four (4) reportable segments: (1) imaging products and accessories; (2) imaging software; (3) e-commerce; and (4) professional employer organization

PERIOD ENDED. . . . . .  PEO          IMAGING      IMAGING
SEPT. 30, 2002. . . . .  BUSINESS     PRODUCTS     SOFTWARE    E-COMMERCE   TOTAL

    Revenues. . . . . .  $2,822,000   $  486,000   $ 138,000   $         -  $ 3,446,000
    Cost of revenues. .   2,572,000      235,000      21,000             -    2,828,000
    Operating expenses.     588,000    1,141,000     324,000     2,053,000
    Operating (loss). .    (338,000)    (890,000)   (207,000)            -   (1,435,000)

Additional information regarding revenue by products and service groups is not presented for the prior fiscal year period ended September 30, 2001 because it is currently impracticable to do so due to various reorganizations of the Company's accounting systems. A comprehensive accounting system was implemented during fiscal 2002 that enables the Company to report such information in the future.

As of and during the period ended September 30, 2002, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

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

     There can be no assurance, however, that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. Also see "Liquidity and Capital Resources." and "Risks and Uncertainties - Future Capital Needs."

Restructuring  and  New  Business  Units
----------------------------------------

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

Acquisition  and  Sale  of  Business  Units
-------------------------------------------

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

SIGNIFICANT  ACCOUNTING  POLICIES  AND  ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, value of intangible assets and financing operations. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and estimated fair value of equity instruments. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-K for the fiscal year ended June 30, 2002.

RESULTS  OF  OPERATIONS  NET  REVENUES

     Revenues were $3.4 million and $1.1 million for the quarters ended September 30, 2002 and 2001, respectively. The substantial (209%) increase in sales was due primarily to the Company's PEO business, which was not present in the prior year period.

Imaging  Products
-----------------

     Sales of imaging products, including software, were $624,000 and $1.1 million for the quarterly period ended September 30, 2002 and 2001, respectively. Sales of imaging products declined by $571,000 or 54% in the period ended September 30, 2002 as compared to the prior year period due to the Company's lack of working capital to purchase inventory. The Company's lack of sufficient working capital has had, and may continue to have, a negative adverse effect on imaging products sales.

The Company had license fees or royalties of $138,000 in the period ended September 30, 2002 compared to license fees and royalties of $21,000 in the prior year period. These revenues, however, are expected to decline in the future due to the Company's focus on product sales and the Company's PEO operations as opposed to technology licensing activities.

PEO  Services
-------------

     PEO revenues were $2.8 million for the quarter ended September 30, 2002. The Company entered this business segment through acquisitions in November 2001. Consequently, there were no reported PEO revenues in the prior year period.

     Shortly after the acquisition of SourceOne Group, we lost most of the customer base, due to a number of factors, including increases in workers' compensation insurance premiums and customers who elected to allow their contracts with us to expire. Consequently, we have been rebuilding our PEO business without the benefit of customers acquired in the acquisition of SourceOne Group. (Also see "Risk Factors" related to the Company's PEO business.)

COST  OF  PRODUCTS  SOLD

Imaging  Products
-----------------

     Costs of imaging products sold, including software, were $256,000 (41%of sales) and $598,000 (57% of sales) for the quarters ended September 30, 2002 and 20010, respectively. The increase in gross margin in 2002 as compared to 2001 was primarily due to changes in the types of products sold. Notably, in the period ended September 30, 2002 as compared with the prior year period, software sales increased 557%.

PEO  Services
-------------

     Costs of PEO services were $2.6 million (91% of PEO revenues) for the period ended September 30, 2002. The Company began providing these services pursuant to acquisitions in the current fiscal year. Accordingly, there are no comparative results for the prior year periods. (Also see "Risk Factors" related to the Company's PEO business.)

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses were $2.1 million (60% of total revenues) and $ 1.4 million (128% of total revenues) for the quarters ended September 30, 2002 and 2001, respectively. While such expenses increased by $700,000 (50%) for the period ended September 30, 2002 as compared to the previous year, they have decreased as a percentage of total revenues. Selling, general and administrative expenses consisted primarily of general corporation functions, salaries, facilities, and fees for professional services, including legal expenses. The increase in selling, general and administrative expenses in the period ended September 30, 2002 as compared to the year-earlier period was due primarily to costs associated with the Company's PEO business, including promotional costs and salaries. However, management continues to pare its overall operating expenses, including reductions in personnel and facilities.

RESEARCH  AND  DEVELOPMENT

     There were no research and development expenses during the period ended September 30, 2002 compared to $72,000 (7% of total revenues) for the quarter ended September 30, 2001. The decrease in expenses in 2002 compared to 2001 was due to ongoing shortages in working capital.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities.

     In the near-term, the Company must rely on generating the majority of its cash from borrowings and the sale of equity securities. To address these needs, the Company has, and plans to continue to sell both equity and debt securities. The Company continues to work toward producing profitable and cash-flow-positive operations in order to reduce its dependence upon equity and debt financings.

     During the period ended September 30, 2002, the Company placed $75,000 of notes payable debt in order to finance operations. Without additional funding, through both equity and debt financing in the near future, sufficient to satisfy the creditors of the Company, as well as providing working capital for the Company, the Company will have to further curtail its operations or cease to operate. The Company continues to actively work with entities capable of providing such funding.

     As of September 30, 2002, the Company had negative working capital of approximately $22.3 million compared to $20.8 million of negative working capital at June 30, 2002, a decrease of approximately $1.5 million. The decrease is primarily due to the operating loss for the period.

     Net cash used in operating activities was $121,000 during the quarter ended September 30, 2002, compared to $926,000 during the quarter ended September 30, 2001, due primarily to increases in operating expenses associated with the Company's PEO business.

     No cash was used in investing activities during the quarter ended September 30, 2002, or in the prior year period.

     Net cash from financing activities was $100,000 during the quarter ended September 30, 2002, compared to $927,000 during the year-earlier quarter. The decrease was due primarily to a reduction in the amount of debt and equity securities sold during the period ended September 30, 2002 compared to the year-earlier period, which has been the principal source of liquidity for the Company.

     The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock) carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at September 30, 2002, was approximately $336,000.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     None

ITEM  4.  CONTROLS  AND  PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.  OTHER  INFORMATION

     During the period ended September 30, 2002, Philip Englund, the Company's Senior Vice President and General Counsel resigned his positions with the Company.

     During the period ended September 30, 2002, Thomas Beener was elected by the Board of Directors of the Company to serve as a Director, effective September 1, 2002. Mr. Beener is also President and Chief Executive Officer of Greenland Corporation.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)     Reports  on  Form  8-K

Form 8-K filed on September 17, 2002 related to the change if the Company's certifying accountants.

------
SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November  25,  2002

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)

By:  /s/
_____________________________________
Brian  Bonar
Chairman,  Chief  Executive  Officer,
and  Chief  Accounting  Officer

------
CERTIFICATION
-------------

I,  Brian  Bonar,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Imaging Technologies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  25,  2002

/s/  Brian  Bonar
_______________________________
Brian  Bonar
Chief  Executive  Officer  and
Principal  Accounting  Officer