Form 10-Q/A
period 2002-09-30
IMAGING TECHNOLOGIES CORP/CA
filed 2002-12-18
CIK 725394

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

PART  II -OTHER  INFORMATION

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

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2002 AND JUNE 30, 2002
                        (in thousands, except share data)


ASSETS
                                                                                     9/30/02            6/30/02
Current assets. . . . . . . . . . . . . . . . . . . . . . . .                    (unaudited)            audited
     Cash                                                                   $             22   $            43
     Accounts receivable, net  of allowance for doubtful
        accounts of $306 and $280                                                        255               629
     Inventories, net                                                                    141               151
     Prepaid expenses and other current assets                                            46                33
                                                                            -----------------  ---------------
          Total current assets                                                           464               856

Property and Equipment, net                                                              183               212
Workers' compensation deposit and other assets                                           112               112
                                                                            -----------------  ----------------

 Total assets                                                               $            759   $         1,180
                                                                            =================  ================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
     Borrowings under bank notes payable                                    $          3,295   $         3,295
     Short-term notes payable, including amounts due to
        related parties                                                                2,871             2,796
     Convertible debentures                                                            1,073               803
     Accounts payable                                                                  7,583             7,343
     PEO payroll taxes and other payroll deductions                                    1,213               690
     PEO accrued worksite employee                                                       350               644
     Other accrued expenses                                                            6,367             6,036
                                                                            -----------------  ----------------
          Total current liabilities                                                   22,752            21,607
                                                                            -----------------  ----------------

Shareholders' deficiency
     Series A convertible, redeemable preferred stock,
       $1,000 par value, 7,500 shares  authorized,
        420.5 shares issued and outstanding                                              420               420
     Common stock, $0.005 par value, 500,000,000 shares
        authorized; 30,580,013  shares issued and outstanding
        at September 30, 2002; 21,929,365at June 30, 2002                                153               110
     Common stock warrants                                                               475               475
     Paid-in capital                                                                  79,935            79,492
     Accumulated deficit                                                            (102,976)         (100,924)
                                                                            -----------------  ----------------
          Total shareholders' deficiency                                             (21,993)          (20,427)
                                                                            -----------------  ----------------
 Total liabilities and shareholders' deficiency                             $            759   $         1,180
                                                                            =================  ================

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                        (in thousands, except share data)


                                                                 2002             2001
Revenues
     Sales of products. . . . . . . . . . . . . . . .  $          486   $        1,057
     Software sales, licenses and royalties . . . . .             138               21
     PEO services . . . . . . . . . . . . . . . . . .           2,822                -
                                                       ---------------  ---------------
                                                                3,446            1,078
                                                       ---------------  ---------------
Costs and expenses
     Cost of products sold. . . . . . . . . . . . . .             235              598
     Cost of  software sales, licenses and royalties.              21                -
     Cost of PEO services . . . . . . . . . . . . . .           2,572                -
                                                       ---------------  ---------------
 Total cost of revenues . . . . . . . . . . . . . . .           2,828              598
                                                       ---------------  ---------------

Gross profit. . . . . . . . . . . . . . . . . . . . .             618              480
                                                       ---------------  ---------------

Operating expenses:
     Selling, general, and administrative . . . . . .           2,053            1,413
     Research  and development. . . . . . . . . . . .               -               72
                                                       ---------------  ---------------
                                                                2,053            1,485
                                                       ---------------  ---------------

Loss from operations. . . . . . . . . . . . . . . . .          (1,435)          (1,005)
                                                       ---------------  ---------------

Other income (expense):
     Interest and finance costs, net. . . . . . . . .            (621)            (177)
     Other. . . . . . . . . . . . . . . . . . . . . .               4                -
                                                       ---------------  ---------------
                                                                 (617)            (177)
                                                       ---------------  ---------------

Loss before income taxes. . . . . . . . . . . . . . .          (2,052)          (1,182)

Income tax benefit (expense). . . . . . . . . . . . .               -                -
                                                       ---------------  ---------------

Net loss. . . . . . . . . . . . . . . . . . . . . . .  $       (2,052)  $       (1,182)
                                                       ===============  ===============

Loss per common share
     Basic. . . . . . . . . . . . . . . . . . . . . .  $        (0.08)  $        (0.14)
                                                       ===============  ===============
     Diluted. . . . . . . . . . . . . . . . . . . . .  $        (0.08)  $        (0.14)
                                                       ===============  ===============

Weighted average common shares. . . . . . . . . . . .          24,662            8,549
                                                       ===============  ===============
Weighted average common shares - assuming dilution. .          24,662            8,549
                                                       ===============  ===============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                        (in thousands, except share data)



                                                                    2002             2001
                                                          ---------------  ---------------
Cash flows from operating activities
--------------------------------------------------------
   Net loss. . . . . . . . . . . . . . . . . . . . . . .  $       (2,052)  $       (1,182)
--------------------------------------------------------  ---------------  ---------------
   Adjustments to reconcile net loss to net
     cash used by operating activities
--------------------------------------------------------
        Depreciation and amortization. . . . . . . . . .              29               16
--------------------------------------------------------  ---------------  ---------------
        Common stock issued for services . . . . . . . .             295               73
--------------------------------------------------------  ---------------  ---------------
        Amortization of debt discount. . . . . . . . . .             200                -
--------------------------------------------------------  ---------------  ---------------
        Value of services for exercise price of warrants             166                -
--------------------------------------------------------  ---------------  ---------------
        Value attributed to warrants issued for services              70                -
--------------------------------------------------------  ---------------  ---------------
        Changes in operating assets and liabilities
--------------------------------------------------------
           Accounts receivable . . . . . . . . . . . . .             374             (516)
--------------------------------------------------------  ---------------  ---------------
           Inventories . . . . . . . . . . . . . . . . .              10              (90)
--------------------------------------------------------  ---------------  ---------------
           Prepaid expenses and other. . . . . . . . . .             (13)             (14)
--------------------------------------------------------  ---------------  ---------------
           PEO liabilities . . . . . . . . . . . . . . .             229                -
--------------------------------------------------------  ---------------  ---------------
           Accounts payable and accrued expenses . . . .             571              787
--------------------------------------------------------  ---------------  ---------------
               Net cash used by operating activities . .            (121)            (926)
--------------------------------------------------------  ---------------  ---------------

Cash flows from financing activities
--------------------------------------------------------
   Net borrowings under bank notes payable . . . . . . .               -             (300)
--------------------------------------------------------  ---------------  ---------------
   Issuance of short term notes payable. . . . . . . . .              75            1,227
--------------------------------------------------------  ---------------  ---------------
   Net proceeds from issuance of common stock. . . . . .              25                -
--------------------------------------------------------  ---------------  ---------------
               Net cash from financing activities. . . .             100              927
--------------------------------------------------------  ---------------  ---------------

Net increase (decrease) in cash. . . . . . . . . . . . .             (21)               1
--------------------------------------------------------  ---------------  ---------------
   Cash, beginning of period . . . . . . . . . . . . . .              43               35
--------------------------------------------------------  ---------------  ---------------
   Cash, end of period . . . . . . . . . . . . . . . . .  $           22   $           36
--------------------------------------------------------  ===============  ===============

Supplemental disclosure of cash flow information
   Cash paid during the period for interest. . . . . . .  $            -   $            -
--------------------------------------------------------  ---------------  ---------------
   Cash paid during the period for income taxes. . . . .  $            -   $            -
--------------------------------------------------------  ---------------  ---------------

               NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

During the three months ended September 30, 2002, the Company rescinded the $70,000 conversion of convertible notes payable into common stock. (See note 6)

                 See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (unaudited)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the years ended June 30, 2002, 2001, and 2000 included in the Company's Annual Report on Form 10-K filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

In order for the Company to continue in existence, it must obtain additional funds to provide adequate working capital to finance operations, and begin to generate positive cash flows from its operations. During the past two fiscal years the Company has raised approximately $3 million through the issuance of convertible debentures. The Company is currently in the process of filing a registration statement to register shares underlying the convertible debentures. In order for the Company to raise additional funds through a convertible debenture, the Company must get a registration statement filed and declared effective with the SEC. However, there can be no assurance that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements including compliance with the Imperial Bank settlement agreement. Any additional equity or convertible debt financings could result in substantial dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. The Company is also looking at making strategic acquisitions of companies that have positive cash flows. Specifically, the Company has letters of intent to acquire a controlling interest in Quik Pix, Inc., a controlling interest in Greenland Corporation and has entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. The
Company has also reduced is personnel and moved its corporate office in an effort to reduce operating costs. The financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

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

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.
..

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

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company has adopted these issues in fiscal year 2002 and during the three months ended September 30, 2002 which did not have a material impact on the Company's financial statements.

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

During the quarter ended September 30, 2002, the Company issued a total of 8,859,688 shares of common stock. Of the shares issued, 2,830,000 were issued for the exercise of warrants given to consultants for legal and business services. The exercise price of these warrants totaled $191,000 of which $25,000 was paid in cash and the remaining $166,000 was paid via services rendered. The remaining 6,029,688 were shares issued to consultants for legal and business services. The shares were valued based on the fair value of the Company's stock at the date the agreements were signed with the consultants which totaled $296,381. The Company also canceled 209,039 shares in connection with the rescission of the conversion of $70,000 of debt (see Note 6)

During the quarter ended September 30, 2002, the Company issued 2,830,000 warrants to outside consultants. The Company recognized an expense of $70,198for the fair value of the warrants. The Company used the Black-Scholes option pricing model to value the warrants, with the following assumptions: (i) no expected dividends; (ii) a risk-free rate of 3.5%; (iii) expected volatility of 179% and (iv) an expected life of .25 years.

NOTE  8.  SEGMENT  INFORMATION

During the period ended September 30, 2002, the Company managed and internally reported the Company's business as three (3) reportable segments: (1) imaging products and accessories; (2) imaging software; and (3) professional employer organization



PERIOD ENDED. . . . . .  PEO          IMAGING      IMAGING
SEPT. 30, 2002. . . . .  BUSINESS     PRODUCTS     SOFTWARE    TOTAL

    Revenues. . . . . .  $2,822,000   $  486,000   $ 138,000   $ 3,446,000
    Cost of revenues. .   2,572,000      235,000      21,000     2,828,000
    Operating expenses.     588,000    1,141,000     324,000     2,053,000
    Operating (loss). .    (338,000)    (890,000)   (207,000)   (1,435,000)

Segment assets. . . . .  $  217,000   $  447,000   $  95,000   $   759,000

Additional information regarding revenue by products and service groups is not presented for the three months ended September 30, 2001 because it is currently impracticable to do so due to various reorganizations of the Company's accounting systems. A comprehensive accounting system was implemented during fiscal 2002 that enables the Company to report such information in the future.

As of and during the period ended September 30, 2002, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

NOTE  9.  SUBSEQUENT  EVENT

During the period from September 30, 2002 to November 15, 2002, the Company issued 62,197,883 shares of its common stock as payment for debt and payment to consultants. The stock issued to consultants was valued by multiplying the number of shares issued times the market value of the Company's stock at the date the shares were issued.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                AND  RESULTS  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; our inability to retain key employees; our inability to obtain sufficient financing to continue to expand operations; and changes in demand for products by our customers.

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

SIGNIFICANT  ACCOUNTING  POLICIES  AND  ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, value of intangible assets and valuation of non-cash compensation. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and estimated fair value of equity instruments used for compensation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-K for the fiscal year ended June 30, 2002.

RESULTS  OF  OPERATIONS  NET  REVENUES

     Revenues were $3.4 million and $1.1 million for the quarters ended September 30, 2002 and 2001, respectively. The substantial (209%) increase in sales was due primarily to the Company's PEO business, which was not present in the prior year period.

Imaging  Products
-----------------

     Sales of imaging products, including software, were $624,000 and $1.1 million for the quarterly period ended September 30, 2002 and 2001, respectively. Sales of imaging products declined by $486,000 or 54% in the period ended September 30, 2002 as compared to the prior year period due to the Company's lack of working capital to purchase inventory. The Company's lack of sufficient working capital has had, and may continue to have, a negative adverse effect on imaging products sales.

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

COST  OF  PRODUCTS  SOLD

Imaging  Products
-----------------

     Costs of imaging products sold, including software, were $256,000 (41%of sales) and $598,000 (57% of sales) for the quarters ended September 30, 2002 and 2001, respectively. The increase in gross margin in 2002 as compared to 2001 was primarily due to changes in the types of products sold. Notably, in the period ended September 30, 2002 as compared with the prior year period, software sales increased 557%.

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

     During the period ended September 30, 2002, the Company issued approximately $75,000 of notes payable in order to finance operations. Without additional funding, through both equity and debt financing in the near future, sufficient to satisfy the creditors of the Company, as well as providing working capital for the Company, the Company will have to further curtail its operations or cease to operate. The Company continues to actively work with entities capable of providing such funding.

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

PART  II  -  OTHER  INFORMATION
-------------------------------

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

     The Company is one of dozens of companies sued by The Massachusetts Institute of Technology, et.al, `related to a patent held by the plaintiffs that may be related to part of the Company's ColorBlind software. We believe that any amounts due in royalties or otherwise to the plaintiffs by the Company, should the Company be in violation of said patent, would not be material.

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

Dated:  December  17,  2002

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)

By:  /s/
_____________________________________
Brian  Bonar
Chairman,  Chief  Executive  Officer,
and  Chief  Accounting  Officer

CERTIFICATION
-------------

I,  Brian  Bonar,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q/A of Imaging Technologies Corporation;

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

Date:  December  17,  2002

/s/  Brian  Bonar
_______________________________
Brian  Bonar
Chief  Executive  Officer  and
Principal  Accounting  Officer