Form 10-Q
period 2002-12-31
IMAGING TECHNOLOGIES CORP/CA
filed 2003-02-19
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                               17075 VIA DEL CAMPO
                               SAN DIEGO, CA 92127
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

The number of shares outstanding of the registrant's common stock as of February 12, 2003 was 144,073,122.

TABLE  OF  CONTENTS

                                                                            PAGE
                                                                            ----
PART  I     FINANCIAL  INFORMATION

ITEM  1.    CONSOLIDATED  FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets
          December  31,  2002  (unaudited)  and  June  30,  2002  (audited)    3

     Consolidated  Statements  of  Operations
          3  months ended December 31, 2002 and 2001 (unaudited)               4
          6  months ended December 31, 2002 and 2001 (unaudited)               5

     Consolidated  Statements  of  Cash  Flows
          6  months ended December 31, 2002 and 2001 (unaudited)               6

     Notes  to  Consolidated Financial Statements                              7

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS                             13

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
          MARKET  RISK                                                        25

PART  II  OTHER  INFORMATION

ITEM  1   LEGAL  PROCEEDINGS                                                  26

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE OF PROCEEDS                       26

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                                  27

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A VOTE OF SECURITY HOLDERS             27

ITEM  5.  OTHER  INFORMATION                                                  27

ITEM  6   EXHIBITS  AND  REPORTS  ON  FORM  8-K                               27

SIGNATURES                                                                    28

CERTIFICATION                                                                 29

EXHIBITS                                                                      31

PART  I.     FINANCIAL  INFORMATION

ITEM  1.          CONSOLIDATED  FINANCIAL  STATEMENTS

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
                                                                DEC 31, 2002       JUN 30, 2002
                                                                      (unaudited)         (audited)
Current assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            177   $            43
     Accounts receivable, net of allowance for doubtful
        accounts of $165 and $280. . . . . . . . . . . . . . .               343               629
     Inventories, net. . . . . . . . . . . . . . . . . . . . .                12               151
     Prepaid expenses and other current assets . . . . . . . .                21                33
                                                                -----------------  ----------------
          Total current assets . . . . . . . . . . . . . . . .               553               856

Property and Equipment, net. . . . . . . . . . . . . . . . . .               109               212
Workers' compensation deposit and other assets . . . . . . . .               239               112
                                                                -----------------  ----------------

 Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $            901   $         1,180
                                                                =================  ================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
     Borrowings under bank notes payable . . . . . . . . . . .  $          3,195   $         3,295
     Short-term notes payable, including amounts due to
        related parties. . . . . . . . . . . . . . . . . . . .             2,716             2,796
     Convertible debentures. . . . . . . . . . . . . . . . . .             1,323               803
     Accounts payable. . . . . . . . . . . . . . . . . . . . .             6,704             7,343
     PEO payroll taxes and other payroll deductions. . . . . .             2,016               690
     PEO accrued worksite employee . . . . . . . . . . . . . .               260               644
     Other accrued expenses. . . . . . . . . . . . . . . . . .             6,375             6,036
                                                                -----------------  ----------------
          Total current liabilities. . . . . . . . . . . . . .            22,589            21,607
                                                                -----------------  ----------------

Shareholders' deficiency
     Series A convertible, redeemable preferred stock,
       $1,000 par value, 7,500 shares authorized,
        420.5 shares issued and outstanding. . . . . . . . . .               420               420
     Common stock, $0.005 par value, 500,000,000 shares
        authorized; 118,518,413  shares issued and outstanding
        at December 31, 2002; 21,929,365 at June 30, 2002. . .               592               110
     Common stock warrants . . . . . . . . . . . . . . . . . .               475               475
     Paid-in capital . . . . . . . . . . . . . . . . . . . . .            80,453            79,492
     Accumulated deficit . . . . . . . . . . . . . . . . . . .          (103,628)         (100,924)
                                                                -----------------  ----------------
          Total shareholders' deficiency . . . . . . . . . . .           (21,688)          (20,427)
                                                                -----------------  ----------------
 Total liabilities and shareholders' deficiency. . . . . . . .  $            901   $         1,180
                                                                =================  ================

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                              2002           2001
Revenues
     Sales of products. . . . . . . . . . . . . . .  $          94   $        891
     Software sales, licenses and royalties . . . .             41            145
     PEO services . . . . . . . . . . . . . . . . .          2,139          7,074
                                                     --------------  -------------
                                                             2,274          8,110
                                                     --------------  -------------
Cost of revenues
     Cost of products sold. . . . . . . . . . . . .             82            646
     Cost of software sales, licenses and royalties             29             24
     Cost of PEO services . . . . . . . . . . . . .          1,878          6,795
                                                     --------------  -------------
                                                             1,989          7,465
                                                     --------------  -------------

Gross profit. . . . . . . . . . . . . . . . . . . .            285            645
                                                     --------------  -------------

Operating
     Selling, general, and administrative . . . . .          1,124          2,137
     Research and development . . . . . . . . . . .              -             64
                                                     --------------  -------------
                                                             1,124          2,201
                                                     --------------  -------------

Loss from operations. . . . . . . . . . . . . . . .           (839)        (1,556)
                                                     --------------  -------------

Other income (expense):
     Interest and financing costs, net. . . . . . .           (490)          (298)
     Extinguishment of debt . . . . . . . . . . . .            656              -
     Other. . . . . . . . . . . . . . . . . . . . .             21              -
                                                     --------------  -------------
                                                               187           (298)
                                                     --------------  -------------

Loss before income taxes. . . . . . . . . . . . . .           (652)        (1,854)
Income tax expense. . . . . . . . . . . . . . . . .              -              -
                                                     --------------  -------------

Net loss. . . . . . . . . . . . . . . . . . . . . .  $        (652)  $     (1,854)
                                                     ==============  =============

Loss per common share
     Basic. . . . . . . . . . . . . . . . . . . . .  $       (0.01)  $      (0.19)
                                                     ==============  =============
     Diluted. . . . . . . . . . . . . . . . . . . .  $       (0.01)  $      (0.19)
                                                     ==============  =============

Weighted average common shares. . . . . . . . . . .         66,284          9,952
                                                     ==============  =============
Weighted average common shares - assuming dilution.         66,284          9,952
                                                     ==============  =============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                            2002           2001
Revenues
     Sales of imaging products . . . . . . . . . .  $        580   $      1,764
     Sales of software, licenses and royalties . .           179            350
     PEO services. . . . . . . . . . . . . . . . .         4,961          7,074
                                                    -------------  -------------
                                                           5,720          9,188
                                                    -------------  -------------
Costs and expenses
     Cost of products sold . . . . . . . . . . . .           317          1,214
     Cost of software, licenses and royalties. . .            62             54
     Cost of PEO services. . . . . . . . . . . . .         4,450          6,795
                                                    -------------  -------------
                                                           4,829          8,063
                                                    -------------  -------------

Gross profit . . . . . . . . . . . . . . . . . . .           891          1,125
                                                    -------------  -------------

Operating
     Selling, general, and administrative. . . . .         3,165          3,586
     Research and development. . . . . . . . . . .             -            136
                                                    -------------  -------------
                                                           3,165          3,722
                                                    -------------  -------------

Loss from operations . . . . . . . . . . . . . . .        (2,274)        (2,597)
                                                    -------------  -------------

Other income (expense):
      Interest and financing costs, net. . . . . .        (1,111)        (1,018)
      Extinguishment of debt . . . . . . . . . . .           656              -
     Other . . . . . . . . . . . . . . . . . . . .            25              -
                                                    -------------  -------------
                                                            (430)        (1,018)
                                                    -------------  -------------

Loss before income taxes . . . . . . . . . . . . .        (2,704)        (3,615)
Income tax expense . . . . . . . . . . . . . . . .             -              -
                                                    -------------  -------------

Net loss . . . . . . . . . . . . . . . . . . . . .  $     (2,704)  $     (3,615)
                                                    =============  =============

Loss per common share
     Basic . . . . . . . . . . . . . . . . . . . .  $      (0.06)  $      (0.39)
                                                    =============  =============
     Diluted . . . . . . . . . . . . . . . . . . .  $      (0.06)  $      (0.39)
                                                    =============  =============

Weighted average common shares . . . . . . . . . .        45,473          9,251
                                                    =============  =============
Weighted average common shares - assuming dilution        45,473          9,251
                                                    =============  =============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    2002                2001
Cash flows from operating activities
   Net income (loss). . . . . . . . . . . . . . . . .  $          (2,704)  $          (3,615)
   Adjustments to reconcile net income (loss) to
      net cash from operating activities
        Depreciation and amortization . . . . . . . .                 48                  51
         Writedown of fixed assets. . . . . . . . . .                 55                   -
         Common stock issued for services . . . . . .                671                 367
         Amortization of debt discount. . . . . . . .                450                   -
         Value of services for exercise of warrants .                166                   -
         Value of warrants issued for services. . . .                 70                   -
         Gain on extinguishments of debt. . . . . . .               (656)                  -
         Changes in operating assets and liabilities
            Accounts receivable . . . . . . . . . . .                286              (1,418)
            Inventories . . . . . . . . . . . . . . .                139                (827)
            Prepaid expenses and other. . . . . . . .               (115)                (44)
            Accounts payable and accrued expenses . .                857               1,961
            PEO liabilities . . . . . . . . . . . . .                942                 424
            Other assets. . . . . . . . . . . . . . .                  -                   2
                                                       ------------------  ------------------
               Net cash from (used by)
                    operating activities. . . . . . .                209              (3,099)

Cash flows from investing activities
   Capital expenditures . . . . . . . . . . . . . . .                  -                 (56)
   Cash investment in acquisitions. . . . . . . . . .                  -                (250)
   Other. . . . . . . . . . . . . . . . . . . . . . .                  -                   -
                                                       ------------------  ------------------
               Net cash from investing activities . .                  -                 (91)
                                                       ------------------  ------------------

Cash flows from financing activities
   Net borrowings under bank lines of credit. . . . .               (100)               (500)
   Issuance of short-term notes payable . . . . . . .                  -               1,922
   Warrant proceeds . . . . . . . . . . . . . . . . .                  -                  66
   Net proceeds from issuance of common stock . . . .                 25               1,826
                                                       ------------------  ------------------
               Net cash from (used by) financing
                   activities . . . . . . . . . . . .                (75)              3,314
                                                       ------------------  ------------------

Net increase (decrease) in cash . . . . . . . . . . .                134                 124
Cash, beginning of period . . . . . . . . . . . . . .                 43                  35
                                                       ------------------  ------------------
Cash, end of period . . . . . . . . . . . . . . . . .  $             177   $             159
                                                       ==================  ==================

 NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

During the three months ended September 30, 2002, the Company rescinded the $70,000 conversion of convertible notes payable into common stock (See note 6)

During the three months ended December 31, 2002, the Company converted $80,000 of debt into 8,000,000 shares of common stock.

During the three months ended December 31, 2002, the Company issued 100,000 shares of common stock in connection with its acquisition of Dream Canvas Technology, Inc.

                 See Notes to Consolidated Financial Statements

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002

                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the years ended June 30, 2002, 2001 and 2000 included in the Company's Annual Report on Form 10-K filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

NOTE  2.  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2002, the Company experienced a net loss of $652,000 and as of December 31, 2002, the Company had a negative working capital deficiency of $22,036,000 and had a negative shareholders' deficiency of $21,688,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern.

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

In order for the Company to continue in existence, it must obtain additional funds to provide adequate working capital to finance operations, and begin to generate positive cash flows from its operations. During the past two fiscal years the Company has raised approximately $3 million through the issuance of convertible debentures. The Company is currently in the process of filing a registration statement to register shares underlying the convertible debentures. In order for the Company to raise additional funds through a convertible debenture, the Company must get a registration statement filed and declared effective with the SEC. However, there can be no assurance that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements including compliance with the Imperial Bank settlement agreement. Any additional equity or convertible debt financings could result in substantial dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. The Company is also looking at making strategic acquisitions of companies that have positive cash flows. Specifically, the Company has just recently acquired a controlling interest in Quik Pix, Inc., a controlling interest in Greenland Corporation. The Company has also reduced its personnel and moved its corporate office in an effort to reduce operating costs. The financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

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

(in thousands)
                              EARNINGS (LOSS)   SHARES       PER-SHARE
                                   (NUMERATOR)  (NUMERATOR)  AMOUNT
                              ----------------  -----------  -----------
DECEMBER 31, 2001
     Net loss. . . . . . . .  $        (3,615)
        Preferred dividends.              (12)
                              ----------------
     Basic and diluted EPS .  $       (3,617,)        9,251  $    (0.39)
                              ================  ===========  ===========

DECEMBER 31, 2002
     Net loss. . . . . . . .  $        (2,704)
        Preferred dividends.              (12)
                              ----------------
     Basic and diluted EPS .  $        (2,716)       45,473  $    (0.06)
                              ================  ===========  ===========

NOTE  4.  INVENTORIES

(in thousands). . . . . . . .  DEC. 31, 2002     SEPT. 30, 2002

Inventories
     Materials and suppliers.  $              2  $           261
     Finished goods . . . . .                10              165
                               ----------------  ----------------
                                             12              426
Less: inventory reserve . . .                 -             (275)
                               ----------------  ----------------
                               $             12  $           151
                               ================  ================

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

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.
In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.
In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company has adopted these issues in fiscal year 2002 and during the three months ended September 30, 2002 which did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements.
Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

During the quarter ended December 31, 2002, the Company issued a total of 89,938,400 shares of common stock. Of the shares issued, 100,000 were issued to complete the acquisition of Dream Canvas Technology, Inc. 53,000,000 were issued to convert indebtedness. 4,000,000 were issued as employee compensation. 32,838,400 remaining shares were issued to consultants for legal and business services. The shares were valued based on the fair value of the Company's stock at the date the agreements were signed with employees, consultants, and debt holders, which totaled $956,759. The issuances of common stock have not resulted in a change of control of the Registrant.

During the quarter ended December 31, 2002, the Company issued 13,650,000 warrants to officers and directors. The Company has not recognized an expense as a result of the issuance of these warrants as the warrants were issued to officers and directors and the exercise price was equal to the fair market of the Company's common stock at the date of issuance.

During the six months ended December 31, 2002, the Company issued 2,830,000 warrants to outside consultants. The Company recognized an expense of $70,198 for the fair value of the warrants. The Company used the Black-Scholes option pricing model to value the warrants, with the following assumptions: (i) no expected dividends; (ii) a risk-free rate of 3.5%; (iii) expected volatility of 179% and (iv) an expected life of .25 years.

NOTE  8.  SEGMENT  INFORMATION

During the period ended December 31, 2002, the Company managed and internally reported the Company's business as three (3) reportable segments: (1) imaging products and accessories; (2) imaging software; and (3) professional employer organization

(in thousands). . . . . .  PEO BUSINESS    IMAGING PRODUCTS   IMAGING SOFTWARE    TOTAL
                                    2002                2001               2002      2001    2002    2001     2002      2001
                           --------------  -----------------  ------------------  --------  ------  -----  --------  --------
Three months:
-------------------------
  Revenues. . . . . . . .  $       2,139   $           7,074  $              94   $   891   $  41   $ 145  $ 2,274   $ 8,110
  Cost of revenues. . . .          1,878               6,795                 82       646      29      24    1,989     7,585
  Operating expenses. . .            253                 116                780     2,061      91      24    1,124     2,201
  Operating profit (loss)              8                 163               (768)   (1,816)    (79)     97     (839)   (1,556)

Six months :
-------------------------
  Revenues. . . . . . . .  $       4,961   $           7,074  $             580   $ 1,764   $ 179   $ 350  $ 5,720   $ 9,188
  Cost of revenues. . . .          4,450               6,795                317     1,214      62      54    4,829     8,063
  Operating expenses. . .          1,337                 116              1,625     3,546     203      60    3,177     3,586
  Operating profit (loss)           (826)                163             (1,362)   (2,996)    (86)    236   (2,274)   (4,871)

As of and during the period ended December 31, 2002, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

NOTE  9.  ACQUISITION  AND  SALE  OF  SUBSIDIARY

The Company completed the acquisition of Dream Canvas Technology, Inc. (DCT) in October 2002 and paid the sum of $40,000 with the issuance of 100,000 shares of its common stock. In December 2002 the Company sold DCT to Baseline Worldwide Limited for $75,000 in cash. The Company reported this transaction on Form 8-K, filed on December 19, 2002, which is incorporated by reference.

NOTE  10.  EXTINGUISHMENT  OF  DEBT

During the period ended December 31, 2002, the Company reviewed its accounts payable and determined that an amount of $656,000 was associated with unsecured creditors who no longer consider such amounts currently due and payable. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as extinguishment of debt.

NOTE  11.  SUBSEQUENT  EVENTS

During the period from December 31, 2002 to February 7, 2003, the Company issued 25,952,568 shares of its common stock as payment for debt and payment to consultants. 8,008,565 shares were issued for the conversion of $59,785 of debt and $2,781 in accrued interest. Conversions of debt were made pursuant to the Company's agreements for said conversions. The stock issued to consultants was valued by multiplying the number of shares issued times the market value of the Company's stock at the date the shares were issued. 12,500,000 restricted shares were issued to certain individuals pursuant to the Share Acquisition Agreement with Quik Pix, Inc.

On January 7, 2003, the Company completed the acquisition of shares, representing controlling interest, of Greenland Corporation and Quik Pix, Inc. The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003, and incorporated by reference.

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

     In May 2002, ITEC entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. The Company completed the acquisition of Dream Canvas Technology, Inc. (DCT) in October 2002 and paid the sum of $40,000 with the issuance of 100,000 shares of its common stock. In December 2002 the Company sold DCT to Baseline Worldwide Limited for $75,000 in cash. The Company reported this transaction on Form 8-K, filed on December 19, 2002, which is incorporated by reference. (Also see Note 9 to the Consolidated Financial Statements.)

     In July 2002, ITEC entered into an agreement to acquire controlling interest in Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. On January 7, 2003, the Company completed the acquisition of shares, representing controlling interest, of Quik Pix, Inc. The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003, and incorporated by reference.

     In August 2002, ITEC entered into an agreement to acquire controlling interest in Greenland Corporation. Greenland shares are traded on the Electronic Bulletin Board under the symbol GRLC. On January 7, 2003, the Company completed the acquisition of shares, representing controlling interest, of Greenland Corporation. The terms of the acquisitions were disclosed on Form 8-K filed
January  21,  2003,  and  incorporated  by  reference.

     The Company's business continues to experience operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several periods due to anticipated changes in the Company's business as these changes relate to potential acquisitions of new businesses, changes in product lines, and the potential for suspending or discontinuing certain components of the business.

     The Company's current strategy is: to expand its PEO business and to commercialize its own technology, which is embodied in its ColorBlind Color Management software and other products obtained through strategic acquisitions.

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

     Since the removal of the court appointed operational receiver in June 2000, the Company has been able to reestablish relationships with some past customers and distributors and to establish relationships with new customers. Additionally, the Company has been working to reduce costs though the reduction in staff, the suspension of certain research and development programs, such as the design and manufacture of controller boards and printers, and the suspension of product sales and marketing programs related to office equipment and services in favor of a greater concentration on its PEO and imaging software businesses. The Company began a program to reduce its debt through debt to equity conversions. Management continues to pursue the acquisition of businesses that will grow the Company's business.

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

     In October 2002, the Company suspended its sales and marketing activities associated with the distribution of office products, including printers, scanners, plotters, and computer networking devices.

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

     In October 2001, the Company acquired certain assets, for stock, related to the Company's office products and services business activities, representing $250,000 of inventories, fixed assets, and accounts receivable. Management has since suspended these operations in favor of concentrating on its software and PEO businesses and the products and services offered by its recent acquisitions.

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

     In May 2002, ITEC entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. The Company completed the acquisition of Dream Canvas Technology, Inc. (DCT) in October 2002 and paid the sum of $40,000 with the issuance of 100,000 shares of its common stock. In December 2002 the Company sold DCT to Baseline Worldwide Limited for $75,000 in cash. The Company reported this transaction on Form 8-K, filed on December 19, 2002,. (Also see Note 9 to the Consolidated Financial Statements.)

     In July 2002, ITEC entered into an agreement to acquire controlling interest in Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. On January 7, 2003, the Company completed the acquisition of shares, representing controlling interest, of Quik Pix, Inc. The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003.

     In August 2002, ITEC entered into an agreement to acquire controlling interest in Greenland Corporation. Greenland shares are traded on the Electronic Bulletin Board under the symbol GRLC. On January 7, 2003, the Company completed the acquisition of shares, representing controlling interest, of Greenland Corporation. The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003

SIGNIFICANT  ACCOUNTING  POLICIES  AND  ESTIMATES

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

RESULTS  OF  OPERATIONS  NET  REVENUES

     Revenues were $2.3 million and $8.1 million for the three-month period ended December 31, 2002 and 2002, respectively, a decrease of $5.8 million or 72%. Revenues were $5.7 million and $9.2 million for the six-month period ended December 31, 2002 and 2001, respectively, a decrease of $3.5 million or 38%. The decrease in revenues was due primarily to changes in the customer structure of the Company's PEO activities in SourceOne Group (SOG). Since the acquisition of SOG, the Company has lost several customers due to changes in rates for services, particularly workers' compensation insurance. Additionally, management elected to terminate certain customers due to profitability concerns. New customers are anticipated pursuant to signed agreements, which will begin to produce revenues in the third quarter of the current fiscal year. Additional PEO contracts are being negotiated by ExpertHR, a wholly-owned subsidiary of Greenland Corporation, controlling interest of which was acquired by the Company in January 2003.

Sales of imaging products were $94 thousand and $891 thousand for the three-month period ended December 31, 2002 and 2001, respectively, a decrease of $797 thousand or 90%. Sales of imaging products were $580 thousand and $1.8 million for the six-month period ended December 31, 2002 and 2001, respectively, a decrease of $1.2 million or 68%. The decrease in product sales from the reported periods of 2002 to 2001 was due to the suspension of sales and marketing activities associated with the resale of office products, including copiers, printers, and network solutions. In October 2002, the Company laid-off most of the employees associated with these activities in order to reduce costs. The Company's lack of sufficient working capital has had, and may continue to have, a negative adverse effect on product sales.

     The Company had sales software sales, licensing fees, and royalties for the three-month period ended December 31, 2002 and 2001 of $41 thousand and $145 thousand, respectively. Software revenues fell by $104 thousand (72%). For the six-month period ended December 31, 2002 and 2001, software sales, licensing fees, and royalties were $179 thousand and $350 thousand, respectively, a decrease of $171 thousand (49%). The reduction in software revenues was due to the Company's lack of sufficient working capital to support sales and marketing activities. Royalties from the licensing of ColorBlind source code are insignificant and are reported as part of software sales.

COST  OF  PRODUCTS  SOLD

     Cost of products sold were $82 (87% of product sales) and $646 thousand (73% of product sales) for the three-month period ended December 31, 2002 and 2001, respectively. For the six-month period ended December 31, 2002 and 2001, cost of products sold were $317 thousand (55% of product sales) and $1.2 million (67% of product sales), respectively.

     The decrease in margins is primarily due to price reductions to customers on products sold by the Company in the periods reported. The Company has concentrated on sales of its ColorBlind software rather than on office products. The Company suspended its sales and marketing efforts on behalf of office products and services in October 2002 due to shortages of working capital.

     Cost of software, licenses and royalties were $29 thousand (71%) and $24 thousand (17%) for the three-month period ended December 31, 2002 and 2001, respectively. Such costs were $62 thousand (35%) and $54 thousand (16%) for the six-month period ended December 31, 2002 and 2001, respectively. The decrease in margin was due primarily to production and manufacturing costs associated with new versions of ColorBlind software that have been released since the beginning of the current fiscal year.

     Cost of PEO services were $1.9 million (91%) and $6.8 million (96%) for the period ended December 31, 2002 and 2001, respectively. The increase in margin is primarily due to the cancellation of several unprofitable clients.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses for the three-month period ended December 31, 2002 and 2001, respectively, were $1.1 million and $2.1 million. Selling, general and administrative expenses for the six-month period ended December 31, 2002 and 2001, respectively, were $3.2 million and $3.6 million.

     Selling, general and administrative expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services. For the three-month period ended December 31, 2002, the selling, general, and administrative expenses decreased $1 million (48%) from the year-earlier period due to reductions in staff, suspension of certain operations that have been unprofitable due to limited working capital, and a move to smaller facilities to house corporate offices. For the six-month period ended December 31, 2002 and 2001, the Company reduced selling, general, and administrative expenses $400 thousand (11%) due primarily to reductions in personnel, which were associated with the Company's sales and marketing of office products and services, which have been suspended.

RESEARCH  AND  DEVELOPMENT

     There were no research and development costs for the three-month and six-month periods ended December 31, 2002. Research and development costs were $64 thousand for the prior year three-month period. For the six-month period ended December 31, 2001, research and development costs were $136 thousand.

     The Company had been reducing its research and development costs during the past several quarters. It has suspended most of its engineering and licensing activities associated with OEM printer products and has re-directed its research and development costs toward the support of its ColorBlind software products. The Company released the latest versions of its ColorBlind software in the first quarter of fiscal 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities. Additionally, in order to facilitate its growth and future liquidity, the Company has made some strategic acquisitions.

     As a result of some of the Company's financing activities, there has been a significant increase in the number of issued and outstanding shares. During the three-months period ended December 31 2002, the Company issued an additional
87.9 million shares. During the six-month period ended December 31, 2002, the Company issued an additional 95.7 million shares. These shares of common stock were issued primarily for raising capital, for corporate expenses in lieu of cash, and for acquisitions.

     During the quarter ended December 31, 2002, ITEC issued 8,000,000 common shares to holders of notes payable at an average conversion price of $0.01 per share. In addition, ITEC also converted $500,000 of indebtedness into 45,000,000 common shares.

     As of December 31, 2002, the Company had negative working capital of $22.0 million, a decrease of approximately $1.3 million (6%) in working capital as compared to June 30, 2002. This decrease was due primarily to (1) reduced current assets, including accounts receivable and inventories, which were associated with the Company's suspended office products sales and distribution activities; and (2) increased accrued expenses, which are associated with the Company's PEO business.

     Net cash provided by operating activities was $209 thousand for the six-month period ended December 31, 2002 compared to net cash used by operating activities of $3.1 million for the year-earlier period, a decrease of $3.3 million, due primarily to reduced overall operating expenditures.

No cash was used in investing activities during the six-month period ended December 31, 2002. Net cash used in investing activities was $91 thousand during the six-month period ended December 31, 2001 The change was due primarily to the Company's cash investment for the SourceOne Group acquisition in the prior year.

     Net cash used by financing activities was $75 thousand for the six-month period ended December 31, 2002 compared to net cash from financing activities of $3.3 million in the year-earlier period, a decrease of $3.4 million (103%). The decrease is related primarily to the issuance of notes payable and common stock, which have been used to finance continuing operations.

The Company has no material commitments for capital expenditures. The Company's 5% convertible preferred stock (which ranks prior to the Company's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at December 31, 2002, was approximately $342 thousand.

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

     To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

     IF OUR QUARTERLY PERFORMANCE CONTINUES TO FLUCTUATE, IT MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

     Our quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a negative impact on our results of operations. The factors include: the timing of product announcements and subsequent introductions of new or enhanced products by us and by our competitors, the availability and cost of products and/or components, the timing and mix of shipments of our products, the market acceptance of our new products and services, seasonality, changes in our prices and in our competitors' prices, the timing of expenditures for staffing and related support costs, the extent and success of advertising, research and development expenditures, and changes in general economic conditions.

     We may experience significant quarterly fluctuations in revenues and operating expenses as we introduce new products and services. Accordingly, any inaccuracy in our forecasts could adversely affect our financial condition and results of operations. Demand for our products and services could be adversely affected by a slowdown in the overall demand for imaging products and/or PEO services. Our failure to complete shipments during a quarter could have a material adverse effect on our results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period.

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

     SINCE OUR COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO, WE MAY EXPERIENCE A REDUCTION IN MARKET SHARE AND REVENUES.

     The markets for our products and services are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of product and services introductions by us and by our competitors, the selling prices of our products and services and of our competitors' products and services, the performance of our products and of our competitors' products, product distribution by us and by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support offered by us and by our competitors.

     A key element of our strategy is to provide competitively priced, quality products and services. We cannot be certain that our products and services will continue to be competitively priced. We have reduced prices on certain of our products in the past and will likely continue to do so in the future. Price reductions, if not offset by similar reductions in product costs, will reduce our gross margins and may adversely affect our financial condition and results of operations.

The PEO industry is highly fragmented. While many of our competitors have limited operations, there are several PEO companies equal or substantially greater in size than ours. We also encounter competition from "fee-for-service" companies such as payroll processing firms, insurance companies, and human resources consultants. The large PEO companies have substantially more resources than us and provide a broader range of resources than we do.

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

     IF OUR DISTRIBUTORS REDUCE OR DISCONTINUE SALES OF OUR PRODUCTS, OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

     Our products are marketed and sold through a distribution channel of value added resellers, manufacturers' representatives, retail vendors, and systems integrators. We have a network of dealers and distributors in the United States and Canada, in the European Community and on the European Continent, as well as a growing number of resellers in Africa, Asia, the Middle East, Latin America, and Australia. We support our worldwide distribution network and end-user customers through operations headquartered in San Diego. As of February 7, 2002, we directly employed 6 individuals involved in marketing and sales activities.

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

     On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. On January 31, 2003, we executed a Stipulation of Settlement, and the matter will be closed pending the distribution of the settlement to the plaintiffs. The defense of this action was tendered to our insurance carriers.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Not  applicable.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. On January 31, 2003, we entered into a Stipulation of Settlement with the plaintiffs. We agreed to pay the plaintiffs 5,000,000 shares of common stock and a $200,000 cash payment (to be paid by our insurance carriers). The defense of this action has been tendered to our insurance carriers.

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

     In the first quarter ended December 31, 2002, the Company issued warrants to directors and certain officers to purchase up to 13,650,000 shares of its common stock at an exercise price equal to $0.015 per share. The value of these warrants is estimated at $204,750.

     There were no exercises of warrants during the period ended December 31, 2002.

Stock  Split
------------

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

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:
        --------

     10(a)     Acquisition  Agreement,  dated  December  13,  2002,  between the
Company and Baseline Worldwide, Ltd., incorporated by reference to Exhibit 99.3 of Form 8-K, dated December 19, 2002.

     10(b)     Secured Promissory Note in the amount of $2,250,000 issued by the
Company to Greenland Corporation, dated January 7, 2003, incorporated by reference to Exhibit 99.1 of Form 8-K dated January 21, 2003.

     10(c)     Security Agreement, dated January 7, 2003 between the Company and
Greenland Corporation, incorporated by reference to Exhibit 99.2 of Form 8-K dated January 21, 2003.

     10(d)     Agreement  to  Acquire  Shares,  dated August 9, 2002 between the
Company and Greenland Corporation, incorporated by reference to Exhibit 99.3 of Form 8-K dated January 21, 2003.

     10(e)     Closing Agreement, dated January 7, 2003, between the Company and
Greenland Corporation, incorporated by reference to Exhibit 99.4 of Form 8-K dated January 21, 2003.

     10(f)     Share  Acquisition  Agreement,  dated  June 12, 2002, between the
Company and Quik Pix, Inc., incorporated by reference to Exhibit 99.5 of Form 8-K dated January 21, 2003.

     10(g)     Closing  Agreement,  dated  July 23, 2002 between the Company and
Quik Pix, Inc., incorporated by reference to Exhibit 99.6 of Form 8-K dated January 21, 2003.

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), included in this filing.

(b)     Reports  on  Form  8-K
        ----------------------

Form  8-K  filed  on December 19, 2002 related to the sale of Dream Canvas, Inc.

Form 8-K filed on January 21, 2003 related to the acquisition of shares of Greenland Corporation and Quik Pix, Inc.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February  19,  2002

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)


By:  /S/  Brian  Bonar
_____________________________________
Brian  Bonar
Chairman  and  Chief  Executive  Officer
Principal  Accounting  Officer

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

Date:  February  19,  2003

/s/  Brian  Bonar
_______________________________
Brian  Bonar
Chief  Executive  Officer
Principal  Accounting  Officer