Form 10-Q
period 2003-03-31
IMAGING TECHNOLOGIES CORP/CA
filed 2003-05-21
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The number of shares outstanding of the registrant's common stock as of May 16, 2003 was 179,023,800

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
     Consolidated Balance Sheets - March 31, 2003 (unaudited) and June 30, 2002 (audited). . . .   3
     Consolidated Statements of Operations  - 3 months ended March 31, 2003 and 2002 (unaudited)   4
     Consolidated Statements of Operations  - 9 months ended March 31, 2003 and 2002 (unaudited)   5
     Consolidated Statements of Cash Flows - 9 months ended March 31, 2003 and 2002 (unaudited).   6
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .   8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .  20

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . .  30

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
ITEM 2.  Changes In Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . .  31
ITEM 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
ITEM 4.  Submission of Matters To A Vote of Security Holders . . . . . . . . . . . . . . . . . .  32
ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

PART  I.  -  FINANCIAL  INFORMATION

ITEM  1.   CONSOLIDATED  FINANCIAL  STATEMENTS

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
                                                                MAR. 31, 2003     JUN 30, 2002
                                                                     (unaudited)         (audited)
Current assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $           131   $            43
     Accounts receivable:
          Billed . . . . . . . . . . . . . . . . . . . . . . .              220               629
          Unbilled . . . . . . . . . . . . . . . . . . . . . .              270                 -
     Inventories, net. . . . . . . . . . . . . . . . . . . . .               34               151
     Prepaid expenses and other current assets . . . . . . . .              139                33
                                                                ----------------  ----------------
          Total current assets . . . . . . . . . . . . . . . .              794               856

Property and Equipment, net. . . . . . . . . . . . . . . . . .              181               212
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . .            6,209                 -
Workers' compensation deposit and other assets . . . . . . . .              527               112
                                                                ----------------  ----------------

 Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $         7,711   $         1,180
                                                                ================  ================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
     Borrowings under bank notes payable . . . . . . . . . . .  $         3,170   $         3,295
     Short-term notes payable, including amounts due to
        related parties. . . . . . . . . . . . . . . . . . . .            3,114             2,796
     Convertible debentures. . . . . . . . . . . . . . . . . .            1,439               803
     Accounts payable. . . . . . . . . . . . . . . . . . . . .            7,771             7,343
     PEO payroll taxes and other payroll deductions. . . . . .            2,917               690
     PEO accrued worksite employee . . . . . . . . . . . . . .              197               644
     Note payable, acquisition . . . . . . . . . . . . . . . .               45                 -
     Other accrued expenses. . . . . . . . . . . . . . . . . .            9,358             6,036
                                                                ----------------  ----------------
          Total current liabilities. . . . . . . . . . . . . .           28,011            21,607
                                                                ----------------  ----------------

Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .              702                 -
Minority interests . . . . . . . . . . . . . . . . . . . . . .              186                 -
                                                                ----------------  ----------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . .           28,899            21,607
                                                                ----------------  ----------------

Shareholders' deficiency
     Series A convertible, redeemable preferred stock,
       $1,000 par value, 7,500 shares authorized,
        420.5 shares issued and outstanding. . . . . . . . . .              420               420
     Common stock, $0.005 par value, 500,000,000 shares
        authorized; 147,750,839  shares issued and outstanding
        at March 31, 2003; 21,929,365 at June 30, 2002 . . . .              738               110
     Common stock warrants . . . . . . . . . . . . . . . . . .              489               475
     Paid-in capital . . . . . . . . . . . . . . . . . . . . .           80,609            79,492
     Accumulated deficit . . . . . . . . . . . . . . . . . . .         (103,444)         (100,924)
                                                                ----------------  ----------------
          Total shareholders' deficiency . . . . . . . . . . .          (21,188)          (20,427)
                                                                ----------------  ----------------
 Total liabilities and shareholders' deficiency. . . . . . . .  $         7,711   $         1,180
                                                                ================  ================

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                        (in thousands, except share data)
                                   (unaudited)

                                                                2003           2002
Revenues
     Sales of products . . . . . . . . . . . . . . .  $          162   $        814
     Software sales, licenses and royalties. . . . .              62            470
     PEO services. . . . . . . . . . . . . . . . . .           4,096          8,098
                                                      ---------------  -------------
                                                               4,320          9,382
                                                      ---------------  -------------
Costs and expenses
     Cost of products sold . . . . . . . . . . . . .              48            614
     Cost of software sales, licenses and royalties.               9            277
     Cost of PEO services. . . . . . . . . . . . . .           3,876          7,735
     Selling, general, and administrative. . . . . .           1,187          1,863
     Research and development. . . . . . . . . . . .               -             68
                                                      ---------------  -------------
                                                               5,120         10,557
                                                      ---------------  -------------

Income (loss) from operations. . . . . . . . . . . .            (800)        (1,175)
                                                      ---------------  -------------

Other income (expense):
     Interest and financing costs, net . . . . . . .            (300)          (364)
     Gain on extinguishment of debt. . . . . . . . .           1,166            411
     Minority interests. . . . . . . . . . . . . . .            (186)             -
     Other . . . . . . . . . . . . . . . . . . . . .             304              -
                                                      ---------------  -------------
                                                                 984             47
                                                      ---------------  -------------

Income (loss) before income taxes. . . . . . . . . .             184         (1,128)
Income tax expense . . . . . . . . . . . . . . . . .               -              -
                                                      ---------------  -------------

Net income (loss). . . . . . . . . . . . . . . . . .  $          184   $     (1,128)
                                                      ===============  =============

Earnings (loss) per common share
     Basic . . . . . . . . . . . . . . . . . . . . .  $         0.00   $      (0.09)
                                                      ===============  =============
     Diluted . . . . . . . . . . . . . . . . . . . .  $         0.00   $      (0.09)
                                                      ===============  =============

Weighted average common shares . . . . . . . . . . .         140,754         13,166
                                                      ===============  =============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31,
                        (in thousands, except share data)
                                   (unaudited)

                                                          2003           2002
Revenues
     Sales of products . . . . . . . . . . . . .  $        742   $      2,578
     Sales of software, licenses and royalties .           241            820
     PEO services. . . . . . . . . . . . . . . .         9,057         15,172
                                                  -------------  -------------
                                                        10,040         18,570
                                                  -------------  -------------
Costs and expenses
     Cost of products sold . . . . . . . . . . .           365          1,828
     Cost of software, licenses and royalties. .            71            331
     Cost of PEO services. . . . . . . . . . . .         8,326         14,530
     Selling, general, and administrative. . . .         4,352          5,449
     Research and development. . . . . . . . . .             -            140
                                                  -------------  -------------
                                                        13,114         22,278
                                                  -------------  -------------

Income (loss) from operations. . . . . . . . . .        (3,074)        (3,708)
                                                  -------------  -------------

Other income (expense):
     Interest and financing costs, net . . . . .        (1,411)        (1,382)
     Gain on extinguishment of debt. . . . . . .         1,822            411
     Minority interests. . . . . . . . . . . . .          (186)             -
     Other . . . . . . . . . . . . . . . . . . .           329              -
                                                  -------------  -------------
                                                           554           (971)
                                                  -------------  -------------

Income (loss) before income taxes. . . . . . . .        (2,520)        (4,679)
Income tax expense . . . . . . . . . . . . . . .             -              -
                                                  -------------  -------------

Net income (loss). . . . . . . . . . . . . . . .  $     (2,520)  $     (4,679)
                                                  =============  =============

Earnings (loss) per common share
     Basic . . . . . . . . . . . . . . . . . . .  $      (0.03)  $      (0.44)
                                                  =============  =============
     Diluted . . . . . . . . . . . . . . . . . .  $      (0.03)  $      (0.44)
                                                  =============  =============

Weighted average common shares . . . . . . . . .        77,000         10,557
                                                  =============  =============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31,
                        (in thousands, except share data)
                                   (unaudited)

                                                                 2003            2002
                                                       ---------------  --------------
Cash flows from operating activities
   Net income (loss). . . . . . . . . . . . . . . . .  $       (2,520)  $      (4,679)
   Adjustments to reconcile net income (loss) to net
     cash from operating activities
       Depreciation and amortization. . . . . . . . .              77              81
       Write-down of fixed assets . . . . . . . . . .              55               -
       Stock issued for services. . . . . . . . . . .             735             495
       Amortization of debt discount. . . . . . . . .             606               -
       Interest related to conversion of debt . . . .              18             831
       Value of service for exercise of warrants. . .             166               -
       Warrant discount expense . . . . . . . . . . .              84             109
       Gain on extinguishment of debt . . . . . . . .          (1,822)           (411)
       Minority interests . . . . . . . . . . . . . .             186               -
        Changes in operating assets and liabilities
           Accounts receivable. . . . . . . . . . . .             411          (1,406)
           Inventories. . . . . . . . . . . . . . . .             142            (994)
           Prepaid expenses and other . . . . . . . .            (225)            (91)
           Accounts payable and accrued expenses. . .             853           2,428
           PEO liabilities. . . . . . . . . . . . . .           1,780             933
           Other assets . . . . . . . . . . . . . . .            (246)            (16)
                                                       ---------------  --------------
               Net cash from operating activities . .             300          (2,720)

Cash flows from investing activities
   Capital expenditures . . . . . . . . . . . . . . .               -             (56)
   Cash investment in acquisitions. . . . . . . . . .               -            (250)
   Cash acquired in acquisitions. . . . . . . . . . .               -             215
   Other. . . . . . . . . . . . . . . . . . . . . . .               -               -
                                                       ---------------  --------------
               Net cash from investing activities . .               -             (91)

Cash flows from financing activities
   Net borrowings under bank lines of credit. . . . .            (125)           (600)
   Issuance (repayments) of notes payable . . . . . .             (94)          1,183
   Repayment on long-term notes payable . . . . . . .             (18)              -
   Warrant proceeds . . . . . . . . . . . . . . . . .               -              66
   Net proceeds from issuance of common stock . . . .              25           2,214
                                                       ---------------  --------------
               Net cash from financing activities . .            (212)          2,863

Net increase (decrease) in cash . . . . . . . . . . .              88              52
Cash, beginning of period . . . . . . . . . . . . . .              43              35
                                                       ---------------  --------------
Cash, end of period . . . . . . . . . . . . . . . . .  $          131   $          87
                                                       ===============  ==============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINTUED)
                    NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                        (in thousands, except share data)
                                   (unaudited)

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

During the three months ended March 31, 2003, the Company issued 12,500,000 shares of its common stock for the acquisition of shares of common stock of Quick Pix, Inc. at a value of $150,000; and 12,190,013 shares of common stock for the conversion of $88,129 of debt; and another 420,334 shares for $2,781 of interest payable.

During the three months ended March 31, 2003, the Company issued 4,020,000 shares of its common stock for $56,300 of services; and 500,000 shares of its common stock to two former employees for service with a total value of $7,500.

During the three months ended September 30, 2002, the Company rescinded the $70,000 conversion of convertible notes payable into common stock (See note 6.) During the three months ended December 31, 2002, the Company converted $80,000 of debt into 8,000,000 shares of common stock.

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

NOTE  2.  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2003, the Company had net income of $184 thousand; but experienced a net loss of $2.5 million for the nine-month period. As of March 31, 2003, the Company had a negative working capital deficiency of $27.2 million and had a negative shareholders' deficiency of $21 million. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE  3.  EARNINGS  (LOSS)  PER  COMMON  SHARE

Basic earnings (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) available to common shareholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. Diluted earnings (loss) per common share ("Diluted EPS") is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings (loss) per share. The following is a reconciliation of Basic EPS to Diluted EPS for the nine months ended March 31, 2003 and 2002:

                               EARNINGS (LOSS)   SHARES         PER-SHARE
                                    (NUMERATOR)  (DENOMINATOR)  AMOUNT
MARCH 31, 2002
     Net loss . . . . . . . .  $        (4,679)
          Preferred dividends              (18)
                               ----------------
     Basic and diluted EPS. .           (4,697)         13,166  $    (0.36)

MARCH 31, 2003
     Net loss . . . . . . . .  $        (2,520)
          Preferred dividends              (18)
                               ----------------
     Basic and diluted EPS. .           (2,538)         77,000  $    (0.03)

NOTE  4.  INVENTORIES

                             MAR. 31, 2003       JUNE 30, 2002
Inventories
     Materials and supplies  $               34  $           93
     Finished goods . . . .                   -              58
                             ------------------  --------------
                             $               34  $          151
                             ==================  ==============

NOTE  5.  RECENT  ACCOUNTING  PRONOUNCEMENTS

SFAS  141

In July 2001, FASB issued SFAS No. 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 be accounted for under the purchase method. The Company has implemented SFAS 141 and has concluded that the implementation does not have a material effect on our earnings or financial position.

SFAS  142

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. Previously, the Company amortized $118 thousand of goodwill and discontinued amortization of goodwill for acquisitions made prior to July 1, 2001. In the period ended March 31, 2003, the Company realized goodwill of $3.1 million associated with its acquisition of shares of Quik Pix, Inc. and goodwill of $3.1 million associated with its acquisition of shares of Greenland Corporation. Based on the management's initial impairment review of the goodwill, the Company has concluded that no impairment charge is associated with the goodwill based on the projected revenue generated from the acquired business. The Company will perform another impairment review on the goodwill at the fiscal years end.

SFAS  143

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The Company has implemented SFAS 143 and has concluded that the implementation does not have a material effect on our earnings or financial position.

SFAS  144

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company has implemented SFAS 144 and has concluded that the implementation does not have a material effect on our earnings or financial position.

SFAS  145

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

SFAS  146

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

SFAS  147

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

SFAS  148

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

FIN  45

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

FIN  46

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

NOTE  6.  REVENUE  RECOGNITION  RELATED  TO  PEO  SEGMENT

The Company recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." In assessing whether revenue should be reported gross with a separate display of cost of sales to arrive at gross profit or on a net basis, the Securities and Exchange Commissions (SEC) staff considers whether the registrant: (1) acts as principal in the transaction; (2) takes title to the products; (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns; and (4) acts an a gent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. If the company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, sales should be reported on a net basis.

The Company's revenues are derived from comprehensive service fees, which are based upon each worksite employee's gross pay and a markup computed as a percentage of the gross pay. The Company includes the component of the comprehensive service fees related to the gross pay of its worksite employees

In accordance with the EITF consensus, the Company believes it is deemed to be a principal in its personnel management services because it assumes a significant number of risks as a co-employer of its worksite employees. Among the more significant of those risks is the Company's assumption of risk for the payment of its direct costs, including the gross pay of its worksite employees, regardless of whether our clients pay their comprehensive service fees on a timely basis or at all.

The Company offers and/or provides health insurance coverage, workers' compensation insurance coverage, and other services to its worksite employees through a national network of carriers and suppliers of its choosing and pass these costs plus mark-up on to its clients. The Company establishes the selling price to its clients. There is no fixed selling price. The Company's charges for such services are included in its service fees. Since the Company performs a service ordered by clients such that the selling price is greater as a result of the Company's efforts, that fact is indicative that the Company should recognize revenue gross.

The Company is involved in determining the nature, type, and characteristics of its service to its clients and worksite employees, which also indicates that the Company should record revenue gross. As a PEO, the Company provides comprehensive personnel management services based upon a Client Service Agreement with clients that causes the Company to become a co-employer. This arrangement creates a liability on the part of the Company related to all compensation requirements of its client. As a PEO, the Company offers a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development.

The company and its clients establish common law employment relationships with worksite employees. Each has a right to independently decide whether to hire or discharge an employee. Each has a right to direct and control worksite employees
- the Company directs and controls worksite employees in matters involving human resource management and compliance with employment laws, and the client directs and controls worksite employees in manufacturing, production, and delivery of its products and services.

The Company's clients provide worksite employees with the tools, instrumentalities, and place of work. The Company ensures that worksite employees are provided with a workplace that is safe, conducive to productivity, and operated in compliance with employment laws and regulations. In addition, the Company provides worksite employees with workers' compensation insurance, unemployment insurance and a broad range of employee benefits programs.

The Company manages its employment liability exposure by monitoring and requiring compliance with employment laws, developing policies and procedures that apply to worksite employees, supervising and disciplining worksite employees, exercising discretion related to hiring new employees, and ultimately terminating worksite employees who do not comply with Company requirements.

While the Company does not specifically establish wage levels, it is directly involved in decisions related to benefits (including insurance, workers' compensation, and other benefits) provided to worksite employees. As stated above, the Company is involved in worksite employee acceptability standards as they relate to employment laws, policies and procedures, worksite supervision and discipline, and procedures and policies for hiring new employees.

The Company's Client Services Agreement calls for payment of net wages, insurance and benefits costs, taxes due to federal, state, and local authorities, ancillary services (on a case-by-case basis) and a management fee for the Company's services, which is negotiated with each Agreement. The Company does not charge fees on a "per transaction" basis.

The Company generally requires its clients to pay their comprehensive service fees (including salaries, wages, workers' compensation and other insurance, other benefits, and management fees) no later than one day prior to the applicable payroll date. The Company maintains the right to terminate its Client Service Agreement and associated worksite employees, or to require prepayment, letters of credit or other collateral, upon deterioration in a client's financial position or upon nonpayment by a client.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to pay the comprehensive service fees. The Company believes that the success of its business is heavily dependent on its ability to collect these comprehensive service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by the Company; (ii) the periodic and recurring nature of payroll and associated costs of benefits and other services; and (iii) the fact that the Company is at risk for the payment of its direct costs regardless of whether its clients pay their comprehensive service fees. To mitigate this risk, the Company has established very tight credit policies.

As a result of these efforts, the outstanding balance of accounts receivable and subsequent losses related to client nonpayment has, to date, been low as a percentage of revenues. However, if the financial condition of the Company's clients were to deteriorate rapidly, resulting in nonpayment, accounts receivable balances could grow significantly and the Company could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

NOTE  7.  CONVERTIBLE  NOTES  PAYABLE

On December 12, 2000, the Company entered into a Convertible Note Purchase Agreement with Amro International, S.A., Balmore Funds, S.A. and Celeste Trust Reg. Pursuant to this agreement, the Company sold to each of the purchasers convertible promissory notes in the aggregate principal amount of $850,000 bearing interest at the rate of eight percent (8%) per annum, due December 12, 2003, each convertible into shares of the Company's common stock. Interest shall be payable, at the option of the purchasers, in cash or shares of common stock. At any time after the issuance of the notes, each note is convertible into such number of shares of common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note as of the date of conversion by
(b) the lesser of (x) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days prior to December 12, 2000 and
(y) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days having the lowest closing bid prices during the thirty (30) trading days prior to the conversion date. The Company has recognized interest expense of $364,000 relating to the beneficial conversion feature of the above notes. Additionally, the Company issued a warrant to each of the purchasers to purchase 502,008 shares of the Company's common stock at an exercise price equal to $1.50 per share. The purchasers may exercise the warrants through December 12, 2005. During fiscal year 2001, notes payable of $675,000 were converted into the Company's common stock.

On July 26, 2001, the Company entered into a convertible note purchase agreement with certain investors whereby the Company sold to the investors a convertible debenture in the aggregate principal amount of $1,000,000 bearing interest at the rate of eight percent (8%) per annum, due July 26, 2004, convertible into shares of our common stock. Interest is payable, at the option of the investor, in cash or shares of our common stock. The note is convertible into such number of shares of our common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $1.30 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, we issued a warrant to the investor to purchase 769,231 shares of our common stock at an exercise price equal to $1.30 per share. The investor may exercise the warrant through July 26, 2006. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $492,000 and $508,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $492,000, respectively. During the quarter ended March 31, 2003, the Company converted $30,000 into common stock.

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

On January 22, 2002, the Company entered into a convertible note purchase agreement with an investor whereby we sold to the investor a convertible promissory note in the aggregate principal amount of $500,000 bearing interest at the rate of eight percent (8%) per annum, due January 22, 2003, convertible into shares of our common stock. Interest is payable, at the option of the investor, in cash or shares of our common stock. The note is convertible into such number of shares of our common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.332 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, we issued a warrant to the investor to purchase 3,313,253 shares of our common stock at an exercise price equal to $0.332 per share. The investor may exercise the warrant through January 22, 2009. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $101,000 and $399,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $101,000, respectively. During the quarter ended March 31, 2003, the Company converted $22,129 into common stock.

All the convertible debentures are shown as a current liability in the accompanying consolidated balance sheets since each debenture is convertible into common stock at any time.

NOTE  8.  STOCK  ISSUANCES

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

On August 9, 2002, the Company's board of directors approved and effected a 1 for 20 reverse stock split. All share and per share data have been retroactively restated to reflect this stock split.
During the quarter, ITEC issued 12,190,013 common shares to holders of $88,129 of convertible notes payable at an average conversion price of $0.007 per share. 420,334 common shares were issued pursuant to these notes payable for $2,781 of interest.

Stock  Issuances
----------------

During the quarter ended March 31, 2003, ITEC issued 4,020,000 common shares for legal and consulting services at an average market price of $0.01 per share. The Company recognized $56,300 in expenses.

During the quarter ended March 31, 2003, the Company issued 12,500,000 common shares for the acquisition of approximately 85% of the outstanding shares of Quik Pix, Inc with a total value of $150,000.

During the quarter ended March 31, 2003, the Company issued 500,000 shares to two former employees for service with a total value of $7,500.

During the quarter ended March 31, 2003, the Company issued 12,407,156 shares of common stock to convert $88,129 outstanding convertible note balance and $2,781 of accrued interest.

During the nine months ended March 31, 2003, the Company issued 2,830,000 warrants to outside consultants. The Company has recognized an expense of $70,198 for the fair value of the warrants. The Company used the Black-Scholes option pricing model to value the warrants, with the following assumptions: (i) no expected dividends; (ii) a risk-free rate of 3.5%; (iii) expected volatility of 179% and (iv) an expected life of .25 years.

NOTE  9.  BUSINESS  ACQUISITIONS

The Company completed the acquisition of Dream Canvas Technology, Inc. (DCT) in October 2002 and paid the sum of $40,000 with the issuance of 100,000 shares of its common stock. In December 2002 the Company sold DCT to Baseline Worldwide Limited for $75,000 in cash. The Company reported this transaction on Form 8-K, filed on December 19, 2002, which is incorporated by reference.

On January 14, 2003, the Company completed the acquisition of shares, representing controlling interest, of Greenland Corporation (Greenland) and Quik Pix, Inc. (QPI). The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003, and incorporated by reference.

Under the terms of the Greenland acquisition, ITEC acquired all of the 19,183,390 shares of common stock of Greenland; and paid for the exercise of warrants to purchase 95,319,510 shares of Greenland common stock. The purchase price was $2,250,000 in the form of a promissory note payable to Greenland and is convertible into shares of ITEC common stock, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. The promissory note of $2,250,000 is payable to Greenland Corporation and is eliminated during the consolidation.

The warrants have been exercised. 115.1 million Greenland common shares were issued to ITEC and delivered pursuant to the terms of the Closing Agreement. The conditions of the exercise of warrants pursuant to the Closing Agreement have been met. Accordingly, ITEC holds voting rights to 115.1 million shares of Greenland common stock, representing 84% of the total outstanding Greenland common shares at May 16, 2003.

On January 14, 2003, four new directors were elected to serve on Greenland's Board of Directors as nominees of ITEC. As of the date of this report, ITEC holds four seats of seven. Greenland's Chief Executive Officer, Thomas Beener, remains in his position. Brian Bonar, ITEC's CEO serves as Chairman of Greenland's Board of Directors.

The purchase price was determined through analysis of Greenland's financial reports as filed with the Securities and Exchange Commission and the potential future performance of Greenland's ExpertHR subsidiary. The total purchase price was arrived at through negotiations.

Greenland's ExpertHR subsidiary provides professional employer services (PEO) to niche markets. Greenland's Check Central subsidiary is an information technology company that has developed the Check Central Solutions' transaction processing system software and related MAXcash Automated Banking Machine (ABM kiosk designed to provide self-service check cashing and ATM-banking functionality. Greenland's common stock trades on the OTC Bulletin Board under the symbol GREENLAND.

Pursuant to the terms of the Agreement, the actual purchase price was $0 based on the stated purchase price of $2,250,000 per the agreement less promissory note payable to $2,250,000 to Greenland, which was eliminated in the consolidation.
The operating results of Greenland beginning January 14, 2003 are included in the accompanying consolidated statements of operations
The total purchase price was valued at approximately $0 and is summarized and allocated as follows:

Other current assets. . . . . . . . . . . .  $            4,000
Property and equipment. . . . . . . . . . .              90,000
Other non-current assets. . . . . . . . . .              18,000
Accounts payable and accrued
    expenses, and other current liabilities          (3,202,000)
Other long-term liabilities . . . . . . . .             (28,000)
Goodwill. . . . . . . . . . . . . . . . . .           3,118,000
                                             -------------------
Purchase price. . . . . . . . . . . . . . .  $                -
                                             ===================

The allocation of the purchase price is preliminary and is subject to revision, which is not expected to be material, based on the final valuation of the net assets acquired. Acquisition related cost were expensed as incurred.

On January 14, 2003, ITEC completed its acquisition of 110,000,000 shares of common stock of QPI. The purchase price was 12,500,000 shares of ITEC restricted common stock valued at $150,000. In addition, ITEC agreed to pay $45,000 to a shareholder of QPI.

The purchase price was determined through analysis of QPI's financial condition and the potential future performance of its business operations. The total purchase price was arrived at through negotiations.

Established in 1982, QPI is a visual marketing support firm. Its principal product, Photomotion, is patented. PhotoMotion is a unique color medium that uses existing originals to create the illusion of movement and allows for three to five distinct images to be displayed with an existing light box. QPI visual marketing products are sold to a range of clientele including advertisers and their agencies.

Pursuant to the terms of the Agreement, the actual purchase price was $195,000 based on the fair value of the common stock issued of $150,000 and the payable of $45,000 to a shareholder of Greenland.

The operating results of QPI beginning January 14, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $195,000 and is summarized as follows:

Other current assets. . . . . . . . . . . .  $    280,067
Property and equipment. . . . . . . . . . .        11,340
Other non-current assets. . . . . . . . . .        18,000
Accounts payable and accrued
    expenses, and other current liabilities    (2,319,372)
Other long-term liabilities . . . . . . . .      (867,998)
Goodwill. . . . . . . . . . . . . . . . . .     3,090,963
                                             -------------
Purchase price. . . . . . . . . . . . . . .  $    195,000
                                             =============

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the acquisitions of QPI and Greenland had occurred as of the beginning of the periods presented. This information is provided for illustrative purposes only, and is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated at the beginnings of the periods presented, nor is it necessarily indicative of any future operating results.

(in thousands, except  per share data)   9 Months Ended
                                          March 31, 2003
--------------------------------------    --------------

Net revenue, as reported . . . . . . .  $        10,040
Net revenue, proform . . . . . . . . .  $         11,88

Loss from operations, as reported. . .  $        (2,520)
Loss from operations, proforma . . . .  $        (6,511)

Loss per share, as reported. . . . . .  $         (0.03)
Loss per share, proforma . . . . . . .  $         (0.08)

Proforma information for the nine months ended March 31, 2002 is not available due to the fact that accurate financial information has not been maintained by QPI.

NOTE  10.  SEGMENT  INFORMATION

     During the three-month and nine-month period ended March 31, 2003, the Company managed and internally reported the Company's business as three reportable segments, principally, (1) products and accessories, (2) software, and (3) PEO services.

     Segment  information  for  the  period  ended March 31, 2003 is as follows:

(in thousands)

                             PRODUCTS    SOFTWARE    PEO SERVICES    TOTAL
                                         ----------  --------------  --------
3-months
---------------------------
    Revenues. . . . . . . .  $     162   $      62   $       4,096   $ 4,320
    Operating income (loss)         (5)        (65)           (730)     (800)

9-months
---------------------------
    Revenues. . . . . . . .  $     742   $     241   $       9,057   $10,040
    Operating income (loss)        (58)       (265)         (2,751)   (3,074)

     Additional information regarding revenue by products and service groups is not presented because it is currently impracticable to do so due to various reorganizations of the Company's accounting systems. A comprehensive accounting system is being implemented that should enable the Company to report such information in the future.

     During the three months and nine months ended March 31, 2003, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

NOTE  11.  EXTINGUISHMENT  OF  DEBT

During the three months ended March 31, 2003, the Company had a gain on extinguishment of debt of $1.17 million associated with the conversion of Convertible Debentures of Quik Pix, Inc. The QPI Debentures were retired using the 12,500,000 shares of ITEC common stock for the purchase of 110,000,000 shares of QPI.

During the period ended December 31, 2002, the Company reviewed its accounts payable and determined that an amount of $656,000 was associated with unsecured creditors who no longer consider such amounts currently due and payable. Such amount represented liabilities being released by the creditors; therefore, ITEC has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as extinguishment of debt.

NOTE 12. PROFORMA INFORMATION UNDER FASB STATEMENT NO. 148 -"ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE".

Pro forma information regarding the effect on operations is required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period.

The Company did not grant any employee options during the three months and nine months ended March 31, 2003; therefore, proforma information is not provided

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     Imaging Technologies Corporation (ITEC) develops and distributes imaging software and distributes digital imaging products. The Company sells a range of imaging products for use in graphics and publishing, digital photography, and other niche business and technical markets. Our core technologies are related to the design and development of software products that improve the accuracy of color reproduction.

     In November 2001, we embarked on an expansion program to provide more services to help with tasks that have negatively impacted the business operations of its existing and potential customers. To this end, ITEC, through strategic acquisitions, became a professional employer organization ("PEO").

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

     In May 2002, ITEC entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. We completed the acquisition of Dream Canvas Technology, Inc. (DCT) in October 2002 and paid the sum of $40,000 with the issuance of 100,000 shares of its common stock. In December 2002 the Company sold DCT to Baseline Worldwide Limited for $75,000 in cash. We reported this transaction on Form 8-K, filed on December 19, 2002, which is incorporated by reference. (Also see Note 9 to the Consolidated Financial Statements.)

     In July 2002, ITEC entered into an agreement to acquire controlling interest in Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. On January 14, 2003, we completed the acquisition of shares, representing controlling interest, of Quik Pix, Inc. The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003, and incorporated by reference.

     In August 2002, ITEC entered into an agreement to acquire controlling interest in Greenland Corporation. Greenland shares are traded on the Electronic Bulletin Board under the symbol GRLC. On January 14, 2003, we completed the acquisition of shares, representing controlling interest, of Greenland. The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003, and incorporated by reference.

     Our business continues to experience operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several periods due to anticipated changes in our business as these changes relate to potential acquisitions of new businesses, changes in product lines, and the potential for suspending or discontinuing certain components of the business.

     Our current strategy is: to expand its PEO business and to commercialize our own technology, which is embodied in its ColorBlind Color Management software and other products obtained through strategic acquisitions.

     To successfully execute its current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our June 30, 2002 financial statements includes an explanatory paragraph indicating there is a substantial doubt about ITEC's ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

     Since the removal of the court appointed operational receiver in June 2000, we have been able to reestablish relationships with some past customers and distributors and to establish relationships with new customers. Additionally, we have been working to reduce costs through the reduction in staff, the suspension of certain research and development programs, such as the design and manufacture of controller boards and printers, and the suspension of product sales and marketing programs related to office equipment and services in favor of a greater concentration on its PEO and imaging software businesses. We began a program to reduce our debt through debt to equity conversions. We continue to pursue the acquisition of businesses that will grow our business.

     There can be no assurance, however, that we will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce or eliminate some or all of our planned activities, including any potential mergers or acquisitions. Our inability to fund our capital requirements would have a material adverse effect on the Company. Also see "Liquidity and Capital Resources." and "Risks and Uncertainties - Future Capital Needs."

RESTRUCTURING  AND  NEW  BUSINESS  UNITS

     From August 20, 1999 until June 21, 2000, we were under the control of an operational receiver, appointed by the Court pursuant to litigation between ITEC and Imperial Bank. The litigation has been dismissed and management has reassumed control. However, management did not have operational control for nearly all of fiscal 2000.

     In July 2001, we suspended our printer controller development and manufacturing operations in favor of selling products from other companies to its customers.

     In October 2002, we suspended our sales and marketing activities associated with the distribution of office products, including printers, scanners, plotters, and computer networking devices.

ACQUISITION  AND  SALE  OF  BUSINESS  UNITS

     In December 2000, we acquired all of the shares of EduAdvantage.com, Inc., an internet sales organization that sells computer hardware and software products to educational institutions and other customers via its websites: www.eduadvantage.com and www.soft4u.com. During fiscal 2001, we began integrating EduAdvantage operations. However, these operations have not been profitable and we are evaluating the future of this business unit.

     In October 2001, we acquired certain assets, for stock, related to our office products and services business activities, representing $250,000 of inventories, fixed assets, and accounts receivable. We have since suspended these operations in favor of concentrating on its software and PEO businesses and the products and services offered by its recent acquisitions.

     In November 2001, we acquired SourceOne Group, Inc. (SOG) and operate it as a wholly-owned subsidiary. SOG provides PEO services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management to small and medium-sized businesses.

     In March 2002, we acquired all of the outstanding shares of EnStructure, Inc. ("EnStructure), a PEO company, for restricted ITEC common stock. The purchase price may be increased or decreased based upon EnStructure's representations of projected revenues and profits, which are defined in the acquisition agreement, which was exhibited as part of the Company's Form 8-K, dated March 28, 2002. EnStructure is operated as a wholly-owned subsidiary.

     In May 2002, we entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. We completed the acquisition of Dream Canvas Technology, Inc. (DCT) in October 2002 and paid the sum of $40,000 with the issuance of 100,000 shares of its common stock. In December 2002, we sold DCT to Baseline Worldwide Limited for $75,000 in cash. We reported this transaction on Form 8-K, filed on December 19, 2002.

     In July 2002, we entered into an agreement to acquire controlling interest in Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. On January 14, 2003, we completed the acquisition of shares, representing controlling interest, of QPI. The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003.

     In August 2002, we entered into an agreement to acquire controlling interest in Greenland Corporation. Greenland shares are traded on the Electronic Bulletin Board under the symbol GRLC. On January 14, 2003, we completed the acquisition of shares, representing controlling interest, of Greenland. The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003

SIGNIFICANT  ACCOUNTING  POLICIES  AND  ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, value of intangible assets and valuation of non-cash compensation. We base our estimates and judgments on historical experiences and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and estimated fair value of equity instruments used for compensation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-K for the fiscal year ended June 30, 2002.

RESULTS  OF  OPERATIONS

Revenues
--------

     Revenues were $4.3 million and $9.4 million for the three-month period ended March 31, 2003 and 2002, respectively, a decrease of $5.1 million (54%). For the nine-month period ended March 31, 2003 and 2002, respectively, revenues were $10 million and $18.6 million, a decrease of $8.6 million (46%). The decrease in revenues was due primarily to changes in the customer structure of ours PEO activities in our Source One Group (SOG) subsidiary. Since the acquisition of SOG, we have lost several customers due to changes in rates for services, particularly workers' compensation insurance. Additionally, we elected to terminate certain customers due to profitability concerns. New customers, particularly related to ExpertHR, a wholly-owned subsidiary of Greenland, have been acquired, and more are anticipated, pursuant to signed agreements, which will contribute to revenues in the fourth quarter of the current fiscal year. We acquired a controlling interest in Greenland in January 2003.

IMAGING  PRODUCTS

     Sales of imaging products were $162 thousand and $814 thousand for the three month period ended March 31, 2003 and 2002, respectively, a decrease of $652 thousand or (80%). For the nine-month period ended March 31, 2003 and 2002, sales of imaging products were $742 thousand and $2.6 million, respectively; a decrease of $1.9 million, or 72%. The decrease in product sales from the reported periods of 2002 to 2001 was due to the suspension of sales and marketing activities associated with the resale of office products, including copiers, printers, and network solutions. We plan to further evaluate our position related to product sales and marketing during the fourth quarter. However, there can be no assurance that product sales will not continue to decrease in the future.

     Revenue from software sales, licensing fees and royalties were $62 thousand and $470 thousand for the three-month period ended March 31, 2003 and 2002 respectively, a decrease of $408 thousand, or 87%. For the nine-month period ended March 31, 2003 and 2002, respectively, software sales, licensing fees and royalties were $241 thousand and $820 thousand, respectively, a decrease of $579 thousand, or 71%. The reduction in software revenues was due to our lack of sufficient working capital to support sales and marketing activities. Royalties from the licensing of ColorBlind source code are insignificant and are reported as part of software sales.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using ITEC technologies. These revenues, however, continue to decline, and are expected to decline in the future due to our focus on imaging product sales and tour PEO operations as opposed to technology licensing activities.

PEO  SERVICES

     PEO revenues for the three-month period ended March 31, 2003 and 2002 were $4.1 million and $8.1 million, respectively, a decrease of $4 million (49%). PEO revenues for the nine-month period ended March 31, 2003 and 2002 were $9.1 million and $15.2 million, respectively, a decrease of $6.2 million (41%). The decrease in revenues was due primarily to changes in the customer structure SOG. Over the past year, we have lost several customers due to changes in rates for services, particularly workers' compensation insurance. Additionally, we elected to terminate certain customers due to profitability concerns.

COST  OF  PRODUCTS  SOLD

     Cost of products sold were $48 thousand (30% of product sales) and $614 thousand (75% of product sales) for the three-month period ended March 31, 2003 and 2002, respectively. For the nine-month period ended March 31, 2003 and 2002, cost of products sold were $365 thousand (49% of product sales) and $1.83 million (71% of product sales), respectively. The increase in margins is due primarily to the substantial reduction in product sales for the reported periods as a result of the suspension of sales and marketing activities associated with the resale of office products, including copiers, printers, and network solutions.

     Cost of software, licenses and royalties were $9 thousand (15% of associated revenues) and $277 thousand (59% of associated revenues) for the three-month period ended March 31, 2003 and 2002, respectively. For the nine-month period ended March 31, 2003 and 2002, cost of software, licenses and royalties were $71 thousand (30% of associated revenues) and $331 thousand (40% of associated revenues). Increased in margins are attributable to stabilization of retail prices of our ColorBlind software and increased licensing activities, which do not carry significant product costs.

     Cost of PEO services were $3.9 million (95% of PEO revenues) and $7.7 million (95% of PEO revenues) for the three-month period ended March 31, 2003 and 2002, respectively; and $8.3 million (92% of PEO revenues) and $14.5 million (96% of PEO revenues) for the nine-month period ended March 31, 2003 and 2002, respectively. The increase in margin is primarily due to the cancellation of several unprofitable clients and refining our pricing and fee structure.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services.

     Selling, general and administrative expenses for the three-month period ended March 31, 2003 and 2002, respectively, were $1.2 million and $1.86 million. In the current three-month period, selling, general, and administrative expenses decreased $676 thousand (36%) from the year-earlier quarter. The decrease was due primarily to reduced payroll and consulting expenses.

Selling, general and administrative expenses for the nine-month period ended March 31, 2003 and 2002, respectively, were $4.3 million and $5.5 million. In the current nine-month period, we reduced selling, general, and administrative expenses $1.2 million (22%) due primarily to staff reductions.

COSTS  OF  RESEARCH  AND  DEVELOPMENT

     Costs of research and development were $68 thousand for the three-month period ended March 31, 2002 and $140 thousand for the nine-month period ended March 31, 2003. There were no research and development costs in the three- and nine-month periods ended March 31, 2003.

     We have been reducing our research and development costs during the past several quarters. We have suspended most of our engineering and licensing activities associated with OEM printer products and have re-directed our research and development costs toward the support of our ColorBlind software products.

OTHER  INCOME  AND  EXPENSE

     Interest and financing costs were $300 thousand and $364 thousand for the three months ended March 31, 2003 and 2002, respectively. The decrease is a reduction in beneficial conversions of our convertible debt compared to the year-earlier period. For the nine-months ended March 31, 2003 and 2002, interest and financing costs totaled $1.4 million and $1.4 million; respectively.

     During the three-month period ended March 31, 2003 we had a gain on extinguishment of debt of $1.2 million, which is associated with debt conversions related to QPI pursuant to our acquisition of QPI shares. In the prior year, we issued 36 million common shares and notes payable of $40 thousand in exchange for $1.2 million of debt, which resulted in a gain on extinguishments of debt of $411 thousand.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities. Additionally, in order to facilitate its growth and future liquidity, the Company has made some strategic acquisitions.

     As a result of some of the Company's financing activities, there has been a significant increase in the number of issued and outstanding shares. During the three-month period ended March 31, 2003, the Company issued an additional 29.6 million shares. During the nine-month period ended March 31, 2003, the Company issued 29.6 million shares. These shares of common stock were issued primarily for corporate expenses in lieu of cash, and for the exercise of warrants.

As of March 31, 2003, the Company had negative working capital of $27.2 million, a decrease in working capital of approximately $6.5 million (31%) as compared to June 30, 2002, due primarily to the Company's net loss in each successive quarterly period since the year ended June 30, 2002.

Net cash provided by operating activities was $300 thousand for the nine-month period ended March 31, 2003 as compared to net cash used in operating activities of $2.7 million for the nine months ended March 31, 2002, an increase of $3 million or 110%, due primarily to the suspension of cash-intensive business segments associated with the sales of office products.

The $91 thousand decrease in cash used in investing activities was due primarily to cease of any capital expenditures during the nine months ended March 31, 2003 through its cost-cutting activities.

Net cash used in financing activities was $212 thousand for the nine month period ended March 31, 2003 compared to cash provided by financing activities of $2.9 million for the nine-month period ended March 31, 2003, a decrease of $3 million, or 105%. The decrease is due primarily to a reduction in the issuance of notes payable and the reduction in long-term notes payable associated with our ability to use revenues to fund more of our operations.

     We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to ITEC's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at March 31, 2003, was approximately $342 thousand.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Not  applicable.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. On January 31, 2003, we entered into a Stipulation of Settlement with the plaintiffs. We agreed to pay the plaintiffs 5,000,000 shares of common stock and a $200,000 cash payment (to be paid by our insurance carriers). The defense of this action has been tendered to our insurance carriers. A hearing is scheduled for May 27, 2003 in order that the Court accept (or reject) the Settlement. Accordingly, under SFAS 5, we have not been able to account for the associated liability as it does not meet the criteria of SFAS 5
- the potential liability cannot be accurately determined until after the Court makes its final ruling. While we are optimistic that our insurance carrier will pay the cash portion of the Settlement, we do not have documentation from the insurance carrier to confirm their position at this time. We will file an 8-K following the disposition of this matter by the Court after May 27, 2003.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Common  Stock  Warrants
-----------------------

     The Company, from time-to-time, grants warrants to employees, directors, outside consultants and other key persons, to purchase shares of the Company's common stock, at an exercise price equal to no less than the fair market value of such stock on the date of grant. There were no exercises of warrants during the period ended March 31, 2003.

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

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits:
---------

10(a) - Secured Promissory Note in the amount of $2,250,000 issued by ITEC to Greenland, dated January 7, 2003. (Incorporated by reference to Form 8-K filed January 21, 2003.)

10(b) - Security Agreement, dated January 7, 2003 between ITEC and Greenland. (Incorporated by reference to Form 8-K filed January 21, 2003.)

10(c) - Agreement to Acquire Shares, dated August 9, 2002 between ITEC and Greenland. (Incorporated by reference to Form 8-K filed January 21, 2003.)

10(d) - Closing Agreement, dated January 7, 2003 between ITEC and Greenland. (Incorporated by reference to Form 8-K filed January 21, 2003.)

10(e) - Share Acquisition Agreement, dated June 12, 2002, between ITEC and QPIX. (Incorporated by reference to Form 8-K filed January 21, 2003.)

10(f)  -  Closing  Agreement  ,  dated  July  23,  2002  between  ITEC and QPIX.
(Incorporated  by  reference  to  Form  8-K  filed  January  21,  2003.)

10(g) - Agreement and Assignment of Rights, dated February 1, 2003, between Accord Human Resources, Inc., Greenland, and ITEC, incorporated by reference to
Exhibit  10(k)  to  Greenland  Form  10-KSB  filed  April  7,  2003.

10(h)  -  Agreement  and  Assignment  of  Rights,  dated  March 1, 2003, between
StaffPro  Leasing  2,  Greenland,  and  ExpertHR,  incorporated  by reference to
Exhibit  10(l)  to  Greenland  Form  10-KSB  filed  April  7,  2003.

10(i) - Promissory Note, dated March 1, 2003, payable to StaffPro Leasing 2 by Greenland, incorporated by reference to Exhibit 10(m) to Greenland Form 10-KSB filed April 7, 2003.

10(j) - Stock Purchase Agreement among Greenland, ITEC, and ExpertHR Oklahoma, Inc., dated March 18, 2003.

99.1  -  Certification  of  the  Chief  Executive  Officer Pursuant to 18 U.S.C.
Section  1350,  as  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

99.2  - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Reports  on  Form  8-K:
-----------------------

On January 16, 2003, the Company filed Form 8-K/A related to its change of independent auditors.

On January 21, 2003, the Company filed Form 8-K related to the acquisition controlling interest in Greenland Corporation and Quik Pix, Inc.

On March 14, 2003, the Company filed Form 8-K related to the acquisition controlling interest in Greenland Corporation and Quik Pix, Inc. including pro forma financial statements.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May  20,  2003

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)


By:  /S/  Brian  Bonar
_____________________________________
Brian  Bonar
Chairman  and  Chief  Executive  Officer


By:  /S/  James  Downey
_____________________________________
James  Downey
Chief  Accounting  Officer