Form 10-K/A
period 2002-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 2003-07-03
CIK 725394

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A2

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

                         Common Stock, $0.005 par value

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No [ ]

At November 15, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $757,537 based on the last trade price as reported on the NASD Electronic Bulletin Board. For purposes of this calculation, shares owned by office rs, directors, and 10% shareholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At November 15, 2002, there were 92,838,396 shares of the registrant's Common Stock, $0.005 par value, issued and outstanding.

NOTE: This amendment to the Registrant's Form 10-K/A includes adjustments related to revenue recognition for its professional employer organization (PEO) business segment. Accordingly, the document includes changes on its consolidated statements of operations, the applicable notes to the financial statements, and management's discussion and analysis of operations.

The effect of the reported changes is a reduction in PEO revenues and changes in the allocation of costs. Operating and net loss for the Company are not affected by these changes.

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

PART  II
========

ITEM  1.

RISKS  AND  UNCERTAINTIES
-------------------------

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

We intend to pursue international markets as key avenues for growth and to increase the percentage of sales generated in international markets. In our 2002, 2001 and 2000 fiscal years, product, software, and licensing sales outside the United States represented approximately 12%, 22%, and 4% of our net sales, respectively. We expect product sales outside the United States to continue to represent a significant portion of our sales. As we continue to expand our international sales and operations, our business and overall financial performance may be adversely affected by the factors stated above.

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

STATEMENT OF OPERATIONS DATA:
------------------------------------------
In thousands (except per share data)
                                                2002       2001       2000       1999       1998
                                            ---------  ---------  ---------  ---------  ---------
NET REVENUES
     Sales of products . . . . . . . . . .  $  3,574   $  2,897   $  1,634   $ 16,417   $ 30,740
     Engineering Fees. . . . . . . . . . .         -          -          -          -      2,327
     License fees and royalties. . . . . .       580        555        788        730      1,350
     PEO services. . . . . . . . . . . . .     3,254          -          -          -          -
                                            ---------  ---------  ---------  ---------  ---------
     Net total revenues. . . . . . . . . .     7,408      3,452      2,422     17,147     34,417
                                            ---------  ---------  ---------  ---------  ---------

COSTS AND EXPENSES
     Cost of products sold . . . . . . . .     2,868      2,742      5,197     18,015     22,536
     Cost of licenses and royalties. . . .        99          -          -          -          -
     Cost of PEO services. . . . . . . . .     2,389          -          -          -          -
     Selling, general, and administrative.    12,442      8,720      7,780     13,707     10,269
     Research and development. . . . . . .         -        250      1,929      2,033      2,475
     Special charges . . . . . . . . . . .         -          -          -      5,181      8,941
                                            ---------  ---------  ---------  ---------  ---------
                                              17,778     11,712     14,906     38,936     44,221

INCOME (LOSS) FROM
  OPERATIONS . . . . . . . . . . . . . . .   (10,390)    (8,260)   (12,484)   (21,789)    (9,804)
                                            ---------  ---------  ---------  ---------  ---------

NET LOSS . . . . . . . . . . . . . . . . .  $(13,688)  $ (9,888)  $(14,198)  $(25,129)  $(10,163)
                                            =========  =========  =========  =========  =========

LOSS PER COMMON SHARE
     Basic . . . . . . . . . . . . . . . .  $  (1.12)  $  (1.51)  $  (4.05)  $ (37.60)  $ (18.00)
     Diluted . . . . . . . . . . . . . . .  $  (1.12)  $  (1.51)  $  (4.05)  $ (37.60)  $ (18.00)

BALANCE SHEET DATA:
------------------------------------------
In thousands
                                                2002       2001       2000       1999       1998
                                            ---------  ---------  ---------  ---------  ---------

     Cash and cash equivalents . . . . . .  $     43   $     35   $    291   $     75   $  3,023
     Working Capital . . . . . . . . . . .   (20,751)   (16,920)   (14,532)   (16,519)       315
     Total assets. . . . . . . . . . . . .     1,180      1,212      1,683      7,250     20,961
     Long-term obligations . . . . . . . .         -          -          -          -      1,828
     Preferred stock . . . . . . . . . . .       420        420        420      6,875        420
     Total shareholders' deficit . . . . .   (20,427)   (16,110)   (13,854)   (12,432)     4,604

ITEM  7

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS  OF  OPERATIONS

SIGNIFICANT  ACCOUNTING  POLICIES  AND  ESTIMATES

     We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue and direct cost recognition - We account for our revenues in accordance with EITF 99-19. Our PEO segment revenues are derived from our gross billings, which are based on (i) the payroll cost of our worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of our worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our Consolidated Balance Sheets.

Previously, we included both components of our gross PEO billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations associated with being an employer, including the obligation for the payment of the payroll costs of our worksite employees. We assume our employer obligations regardless of whether we collect our gross billings. After discussions with the Securities and Exchange Commission staff, we have changed our presentation of revenues from the gross method to an approach that presents our revenues net of worksite employee payroll costs (net method) primarily because we are not generally responsible for the output and quality of work performed by the worksite employees.

In determining the pricing of the markup component of the gross billings, we take into consideration estimates of the costs directly associated with our worksite employees, including payroll taxes, benefits and workers' compensation costs, plus an acceptable gross profit margin. As a result, our operating results are significantly impacted by our ability to accurately estimate, control and manage our direct costs relative to the revenues derived from the markup component of our gross billings.

To conform to the net method, we reclassified worksite employee payroll costs by reducing PEO service revenue and cost of PEO services by $17.8 million for the year ended June 30, 2002. This reclassification had no effect on gross profit, operating loss, or net loss previously reported.

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our worksite employees. Our direct costs associated with our PEO revenue generating activities are comprised of all other costs related to our worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance premiums.

RESULTS  OF  OPERATIONS

NET  REVENUES

     Revenues were $7.4 million, $3.5 million, and $2.4 million for the fiscal years ended June 30, 2002, 2001, and 2000, respectively. The increase in total revenues in fiscal 2002 as compared with the prior years was due primarily to revenues associated with the Company's PEO operations.

PEO  Services

     PEO revenues were $3.3 million for the year ended June 30, 2002. The Company entered this business segment through acquisitions in November 2001. Consequently, there were no reported PEO revenues in the prior year.

COST  OF  PRODUCTS  SOLD

PEO  Services

     Cost of PEO services were $2.4 million (73% of PEO revenues) for the year ended June 30, 2002. The Company began providing these services pursuant to acquisitions in the current fiscal year. Accordingly, there are no comparative results for the prior year periods. (Also see "Risk Factors" related to the Company's PEO business.)

SELLING,  GENERAL,  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses were $12.4 million or 168% of total revenues, $8.7 million or 253% of total revenues, and $7.8 million or 321% of total revenues, for the fiscal years ended June 30, 2002, 2001, and 2000, respectively. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities, advertising, and other marketing related expenses. During the year ended June 30, 2002, we took a charge of $1.9 million related to the write off of goodwill associated with our acquisition of EduAdvantage.com in December 2000 and SourceOne Group in November 2001. The decrease in selling, general and administrative expenses as a percentage of revenues in fiscal 2002 as compared to fiscal 2001 is due primarily to the additional revenues associated with the Company's PEO business. The increase in selling, general and administrative expenses over the past three years was due primarily to increased costs associated with financing the Company, larger write-offs for bad debt, and penalties associated with servicing the Company's debt. Expenses as a percentage of total revenues decreased due primarily to increased sales. The Company was under the management of the court-appointed operational receiver who controlled the operations of the Company for nearly all of fiscal 2000. During this period, the Company vastly cut its overall activities, including manufacturing, engineering, and sales and marketing.

ITEM  8.

CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                                                         FOR THE YEARS ENDED JUNE 30,
                                                                                                                  2002
                                                                                         ------------------------------
Revenues
     Sales of products. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                       3,574
     Software sales, licenses and royalties . . . . . . . . . . . . . . . . . . . . . .                            580
     PEO services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          3,254
                                                                                         ------------------------------
 Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          7,408
                                                                                         ------------------------------

Costs of revenues
     Cost of products sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          2,868
     Cost of software sales, licenses and royalties . . . . . . . . . . . . . . . . . .                             99
     Cost of PEO services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          2,389
                                                                                         ------------------------------
 Total cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          5,356
                                                                                         ------------------------------

Operating expenses
     Selling, general, and administrative . . . . . . . . . . . . . . . . . . . . . . .                         12,442
     Research and development . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
                                                                                         ------------------------------
                                                                                                                12,442
                                                                                         ------------------------------

Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (10,390)
                                                                                         ------------------------------

Other income (expense):
     Interest and finance costs, net. . . . . . . . . . . . . . . . . . . . . . . . . .                         (3,298)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
                                                                                         ------------------------------
                                                                                                                (3,298)
                                                                                         ------------------------------

Loss before provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .                        (13,688)

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
                                                                                         ------------------------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (13,688)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (21)
                                                                                         ------------------------------
Net loss attributed to common shareholders. . . . . . . . . . . . . . . . . . . . . . .  $                     (13,709)
                                                                                         ==============================

Loss per common shares
     Basic and diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                       (1.12)
                                                                                         ==============================

Weighted average common shares -
     Basic and diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         12,201
                                                                                         ==============================

The accompanying notes are an integral part of these consolidated financial statements.



                                                                                                   2001             2000
                                                                                         ---------------  ---------------
Revenues
     Sales of products. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        2,897   $        1,634
     Software sales, licenses and royalties . . . . . . . . . . . . . . . . . . . . . .             555              788
     PEO services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                         ---------------  ---------------
 Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,452            2,422
                                                                                         ---------------  ---------------

Costs of revenues
     Cost of products sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,742            5,197
     Cost of software sales, licenses and royalties . . . . . . . . . . . . . . . . . .               -                -
     Cost of PEO services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                         ---------------  ---------------
 Total cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,742            5,197
                                                                                         ---------------  ---------------

Operating expenses
     Selling, general, and administrative . . . . . . . . . . . . . . . . . . . . . . .           8,720            7,780
     Research and development . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             250            1,929
                                                                                         ---------------  ---------------
                                                                                                  8,970            9,709
                                                                                         ---------------  ---------------

Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,260)         (12,484)
                                                                                         ---------------  ---------------

Other income (expense):
     Interest and finance costs, net. . . . . . . . . . . . . . . . . . . . . . . . . .          (1,628)          (1,853)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              139
                                                                                         ---------------  ---------------
                                                                                                 (1,628)          (1,714)
                                                                                         ---------------  ---------------

Loss before provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .          (9,888)         (14,198)

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                         ---------------  ---------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,888)         (14,198)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (21)             (21)
                                                                                         ---------------  ---------------
Net loss attributed to common shareholders. . . . . . . . . . . . . . . . . . . . . . .  $       (9,909)  $      (14,219)
                                                                                         ===============  ===============

Loss per common shares
     Basic and diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (1.51)  $        (4.05)
                                                                                         ===============  ===============

Weighted average common shares -
     Basic and diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,574            3,513
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

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000

NOTE  1          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue  Recognition
--------------------

The Company recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Previously, the Company reported its worksite employees as a component of direct costs. The Company's revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, we reclassified worksite employee payroll costs by reducing PEO service revenue and cost of PEO services by $17.8 million for the year ended June 30, 2002. This reclassification had no effect on gross profit, operating loss, or net loss previously reported.


NOTE  6          ACQUISITIONS/INTANGIBLE  ASSETS

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


                                                        2002         2001
                                                ------------  -----------
  (unaudited). . . . . . . . . . . . . . . . .   (unaudited)
Revenues . . . . . . . . . . . . . . . . . . .  $  9,462,000  $ 6,050,000
Cost of revenues . . . . . . . . . . . . . . .     7,149,000    4,983,000
Selling, general, and administrative expenses.    12,830,000    9,206,000
Net loss . . . . . . . . . . . . . . . . . . .    13,819,000   10,052,000
Basic loss per share . . . . . . . . . . . . .          1.12         1.48

NOTE  10     SEGMENT  AND  GEOGRAPHIC  INFORMATION

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

Segment information for the fiscal year ended June 30, 2002 and 2001 was as follows:

                                   IMAGING
                                   PEO         PRODUCTS &     IMAGING       E-
FISCAL YEAR ENDED JUNE 30,. . . .  BUSINESS    ACCESSORIES    SOFTWARE      COMMERCE    TOTAL
                                         2002
                                   ----------
Selected statement of operations
  activity:
    Revenues. . . . . . . . . . .  $3,254,000  $  3,574,000   $   580,000   $       -   $  7,408,000
    Cost of revenues. . . . . . .   2,389,000     2,868,000        99,000           -      5,356,000
    Operating income (loss) . . .     194,000    (9,114,000)   (1,470,000)          -    (10,390,000)

Segment assets. . . . . . . . . .  $  493,000  $    591,000   $    96,000   $       -   $  1,180,000

                                         2001
                                   ----------
    Revenues. . . . . . . . . . .  $        -  $  1,973,000   $   559,000   $ 920,000   $  3,452,000
    Operating income (loss) . . .           -    (8,341,000)      387,000    (306,000)    (8,260,000)

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

Net  sales  from  principal  geographic  areas  were  as  follows:

                             2002          2001          2000
                    -------------  ------------  ------------
Europe . . . . . .  $     299,000  $     82,000  $     28,000
Asia . . . . . . .        328,000       633,000        23,000
Others . . . . . .        295,000        34,000        41,000
                    -------------  ------------  ------------
Total export sales        922,000       749,000        92,000
Domestic sales . .      6,486,000     2,703,000     2,330,000
                    -------------  ------------  ------------
 Total sales . . .  $   7,408,000  $  3,452,000  $  2,422,000
                    =============  ============  ============

NOTE  14     REVENUE  RECOGNITION  -  PEO  SEGMENT

The Company recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Previously, the Company reported its worksite employees as a component of direct costs, The Company's revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, we reclassified worksite employee payroll costs by reducing PEO service revenue and cost of PEO services by $17.8 million for the year ended June 30, 2002. This reclassification had no effect on gross profit, operating loss, or net loss previously reported.

PART  IV
========

ITEM  14.

EXHIBITS

99.1     Certification  of  the  Chief  Executive  Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certifications  Pursuant  to  Section  302 of the Sarbanes-Oxley Act of
         2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report on Form 10-K/A2 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     July  1,  2003

IMAGING  TECHNOLOGIES  CORPORATION

By:/s/  BRIAN  BONAR
   -----------------
Brian  Bonar
Chief  Executive  Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, Brian Bonar as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this amended Annual Report on Form 10-K/A2 (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended Annual Report on Form 10-K/A2 has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE . . . . . . . .  TITLE                                   DATE
-------------------------  --------------------------------------  ------------

/s/ Brian Bonar
-------------------------
Brian Bonar . . . . . . .  Chairman of the Board of Directors and  June 9, 2003
  Chief Executive Officer
/s/ Robert A. Dietrich
-------------------------
Robert A. Dietrich. . . .  June 9, 2003
  Director
/s/ Eric W. Gaer
-------------------------
Eric W. Gaer. . . . . . .  June 9, 2003
  Director
/s/ Stephen J. Fryer
-------------------------
Stephen J. Fryer. . . . .  June 9, 2003
  Director
/s/ Richard H. Green. . .  June 9, 2003
-------------------------
Richard H. Green. . . . .  Director