Form 10-Q/A
period 2002-09-30
IMAGING TECHNOLOGIES CORP/CA
filed 2003-07-03
CIK 725394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Check  whether  the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]   No  [  ]

The number of shares outstanding of the registrant's common stock as of November 22, 2002 was 93,777,896.

This amendment to the Registrant's Form 10-Q includes adjustments related to revenue recognition for its professional employer organization (PEO) business segment. Accordingly, the document includes changes on its consolidated statements of operations, the applicable notes to the financial statements, and management's discussion and analysis of operations.

The effect of the reported changes is a reduction in PEO revenues and changes in the allocation of costs. Operating and net loss for the Company are not affected by these changes.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                        (in thousands, except share data)
                                   (unaudited)

                                                                       2002             2001
                                                             ---------------  ---------------
Revenues
     Sales of products. . . . . . . . . . . . . . . . . . .  $          486   $        1,057
     Software, licenses and royalties . . . . . . . . . . .             138               21
     PEO services (gross billings of $2,822, less worksite
       employee payroll costs of $2,430). . . . . . . . . .             392                -
                                                             ---------------  ---------------
                                                                      1,016            1,078
                                                             ---------------  ---------------
Costs and expenses
     Cost of products sold. . . . . . . . . . . . . . . . .             235              598
     Cost of licenses and royalties . . . . . . . . . . . .              21                -
     Cost of PEO services . . . . . . . . . . . . . . . . .             142                -
                                                             ---------------  ---------------
 Total cost of revenues . . . . . . . . . . . . . . . . . .             398              598
                                                             ---------------  ---------------

Operating expenses:
     Selling, general, and administrative . . . . . . . . .           2,053            1,413
     Research  and development. . . . . . . . . . . . . . .               -               72
                                                             ---------------  ---------------
                                                                      2,053            1,485
                                                             ---------------  ---------------

Loss from operations. . . . . . . . . . . . . . . . . . . .          (1,435)          (1,005)
                                                             ---------------  ---------------

Other income (expense):
     Interest and finance costs, net. . . . . . . . . . . .            (621)            (177)
     Other. . . . . . . . . . . . . . . . . . . . . . . . .               4                -
                                                             ---------------  ---------------
                                                                       (617)            (177)
                                                             ---------------  ---------------

Loss before income taxes. . . . . . . . . . . . . . . . . .          (2,052)          (1,182)

Income tax benefit (expense). . . . . . . . . . . . . . . .               -                -
                                                             ---------------  ---------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $       (2,052)  $       (1,182)
                                                             ===============  ===============

Earnings (loss) per common share
     Basic. . . . . . . . . . . . . . . . . . . . . . . . .  $        (0.08)  $        (0.14)
                                                             ===============  ===============
     Diluted. . . . . . . . . . . . . . . . . . . . . . . .  $        (0.08)  $        (0.14)
                                                             ===============  ===============

Weighted average common shares. . . . . . . . . . . . . . .          24,662            8,549
                                                             ===============  ===============
Weighted average common shares - assuming dilution. . . . .          24,662            8,549
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


PERIOD ENDED. . . . . .  PEO         IMAGING      IMAGING
SEPT. 30, 2002. . . . .  BUSINESS    PRODUCTS     SOFTWARE    E-COMMERCE   TOTAL

    Revenues. . . . . .  $ 392,000   $  486,000   $ 138,000   $         -  $ 1,016,000
    Cost of revenues. .    142,000      235,000      21,000             -      398,000
    Operating expenses.    588,000    1,141,000     324,000     2,053,000
    Operating (loss). .   (338,000)    (890,000)   (207,000)            -   (1,435,000)

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

NOTE  10     REVENUE  RECOGNITION  -  PEO  SEGMENT
The Company recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Previously, the Company reported its worksite employees as a component of direct costs, The Company's revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, the Company reclassified worksite employee payroll costs of $2.43 million for the three months ended September 30, 2002 from direct costs to revenues. This reclassification had no effect on gross profit, operating loss, or net loss.

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

To conform to the net method, we reclassified worksite employee payroll costs of $2.43 million for the three months ended September 30, 2002 from direct costs to revenues. This reclassification had no effect on gross profit, operating loss, or net loss.

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our worksite employees. Our direct costs associated with our PEO revenue generating activities are comprised of all other costs related to our worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance premiums.

RESULTS  OF  OPERATIONS  NET  REVENUES

     Revenues were $1.0 million and $1.1 million for the quarters ended September 30, 2002 and 2001, respectively. The (10%) decrease in sales was due primarily substantial reduction in product sales.

PEO  Services
-------------

     PEO revenues were $392 thousand (derived from gross billings of $2.8 million less employee payroll costs of $2.4 million) for the quarter ended September 30, 2002. The Company entered this business segment through acquisitions in November 2001. Consequently, there were no reported PEO revenues in the prior year period.

COST  OF  PRODUCTS  SOLD

PEO  Services
-------------

     Costs of PEO services were $142 thousand (36% of PEO revenues) for the period ended September 30, 2002. The Company began providing these services pursuant to acquisitions in the current fiscal year. Accordingly, there are no comparative results for the prior year periods. (Also see "Risk Factors" related to the Company's PEO business.)

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses were $2.1 million (202% of total revenues) and $ 1.4 million (131% of total revenues) for the quarters ended
September 30, 2002 and 2001, respectively. While such expenses increased by $700,000 (50%) for the period ended September 30, 2002 as compared to the previous year, they have decreased as a percentage of total revenues. Selling, general and administrative expenses consisted primarily of general corporation functions, salaries, facilities, and fees for professional services, including legal expenses. The increase in selling, general and administrative expenses in the period ended September 30, 2002 as compared to the year-earlier period was due primarily to costs associated with the Company's PEO business, including promotional costs and salaries. However, management continues to pare its overall operating expenses, including reductions in personnel and facilities.

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

PART  II  -  OTHER  INFORMATION
-------------------------------

ITEM  6.  EXHIBITS

(a)     Exhibits:

     99.1 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.2  - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July1,  2003

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)

By:  /s/
_____________________________________
Brian  Bonar
Chairman  and  Chief  Executive  Officer,
and  Chief  Accounting  Officer


By:  /s/
_____________________________________
James  R.  Downey,  Jr.
Chief  Accounting  Officer