Form 10-Q/A
period 2002-12-31
IMAGING TECHNOLOGIES CORP/CA
filed 2003-07-03
CIK 725394

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
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         2002           2001
                                                                --------------  -------------
Revenues
     Sales of products . . . . . . . . . . . . . . . . . . . .  $          94   $        891
     Software sales, licenses and royalties. . . . . . . . . .             41            145
     PEO services (gross billings of $2,139 and $7,074,
        respectively; less worksite employee payroll costs of
        $1,877 and $5,988, respectively) . . . . . . . . . . .            262          1,086
                                                                --------------  -------------
                                                                          397          2,122
                                                                --------------  -------------
Cost of revenues
     Cost of products sold . . . . . . . . . . . . . . . . . .             82            646
     Cost of software sales, licenses and royalties. . . . . .             29             24
     Cost of PEO services. . . . . . . . . . . . . . . . . . .              1            807
                                                                --------------  -------------
                                                                          112          1,477
                                                                --------------  -------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .            285            645
                                                                --------------  -------------

Operating
     Selling, general, and administrative. . . . . . . . . . .          1,124          2,137
     Research and development. . . . . . . . . . . . . . . . .              -             64
                                                                --------------  -------------
                                                                        1,124          2,201
                                                                --------------  -------------

Loss from operations . . . . . . . . . . . . . . . . . . . . .           (839)        (1,556)
                                                                --------------  -------------

Other income (expense):
     Interest and financing costs, net . . . . . . . . . . . .           (490)          (298)
     Extinguishment of debt. . . . . . . . . . . . . . . . . .            656              -
     Other . . . . . . . . . . . . . . . . . . . . . . . . . .             21              -
                                                                --------------  -------------
                                                                          187           (298)
                                                                --------------  -------------

Loss before income taxes . . . . . . . . . . . . . . . . . . .           (652)        (1,854)
Income tax expense . . . . . . . . . . . . . . . . . . . . . .              -              -
                                                                --------------  -------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (652)  $     (1,854)
                                                                ==============  =============

Loss per common share
     Basic . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (0.01)  $      (0.19)
                                                                ==============  =============
     Diluted . . . . . . . . . . . . . . . . . . . . . . . . .  $       (0.01)  $      (0.19)
                                                                ==============  =============

Weighted average common shares . . . . . . . . . . . . . . . .         66,284          9,952
                                                                ==============  =============
Weighted average common shares - assuming dilution . . . . . .         66,284          9,952
                                                                ==============  =============

See Notes to Consolidated Financial Statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       2002           2001
                                                               -------------  -------------
Revenues
     Sales of imaging products. . . . . . . . . . . . . . . .  $        580   $      1,764
     Sales of software, licenses and royalties. . . . . . . .           179            350
     PEO services (gross billings of $4,961 and $7,074,
       respectively; less worksite employee payroll costs of
       $4,307 and $5,988, respectively) . . . . . . . . . . .           654          1,086
                                                               -------------  -------------
                                                                      1,413          3,200
                                                               -------------  -------------
Costs and expenses
     Cost of products sold. . . . . . . . . . . . . . . . . .           317          1,214
     Cost of software, licenses and royalties . . . . . . . .            62             54
     Cost of PEO services . . . . . . . . . . . . . . . . . .           143            807
                                                               -------------  -------------
                                                                        522          2,075
                                                               -------------  -------------

Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .           891          1,125
                                                               -------------  -------------

Operating
     Selling, general, and administrative . . . . . . . . . .         3,165          3,586
     Research and development . . . . . . . . . . . . . . . .             -            136
                                                               -------------  -------------
                                                                      3,165          3,722
                                                               -------------  -------------

Loss from operations. . . . . . . . . . . . . . . . . . . . .        (2,274)        (2,597)
                                                               -------------  -------------

Other income (expense):
      Interest and financing costs, net . . . . . . . . . . .        (1,111)        (1,018)
      Extinguishment of debt. . . . . . . . . . . . . . . . .           656              -
     Other. . . . . . . . . . . . . . . . . . . . . . . . . .            25              -
                                                               -------------  -------------
                                                                       (430)        (1,018)
                                                               -------------  -------------

Loss before income taxes. . . . . . . . . . . . . . . . . . .        (2,704)        (3,615)
Income tax expense. . . . . . . . . . . . . . . . . . . . . .             -              -
                                                               -------------  -------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (2,704)  $     (3,615)
                                                               =============  =============

Loss per common share
     Basic. . . . . . . . . . . . . . . . . . . . . . . . . .  $      (0.06)  $      (0.39)
                                                               =============  =============
     Diluted. . . . . . . . . . . . . . . . . . . . . . . . .  $      (0.06)  $      (0.39)
                                                               =============  =============

Weighted average common shares. . . . . . . . . . . . . . . .        45,473          9,251
                                                               =============  =============
Weighted average common shares - assuming dilution. . . . . .        45,473          9,251
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

(in thousands). . . . . .  PEO BUSINESS    IMAGING PRODUCTS   IMAGING SOFTWARE    TOTAL
                                    2002                2001               2002      2001    2002    2001     2002      2001
                           --------------  -----------------  ------------------  --------  ------  -----  --------  --------
Three months:
-------------------------
  Revenues. . . . . . . .  $         262   $           1,086  $              94   $   891   $  41   $ 145  $   397   $ 2,122
  Cost of revenues. . . .              1                 807                 82       646      29      24      112     1,477
  Operating expenses. . .            253                 116                780     2,061      91      24    1,124     2,201
  Operating profit (loss)              8                 163               (768)   (1,816)    (79)     97     (839)   (1,556)

Six months :
-------------------------
  Revenues. . . . . . . .  $         654   $           1,086  $             580   $ 1,764   $ 179   $ 350  $ 1,413   $ 3,200
  Cost of revenues. . . .            143                 807                317     1,214      62      54      522     2,075
  Operating expenses. . .          1,337                 116              1,625     3,546     203      60    3,165     3,722
  Operating profit (loss)           (826)                163             (1,362)   (2,996)    (86)    236   (2,274)   (2,597)

As of and during the period ended December 31, 2002, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

NOTE  12     REVENUE  RECOGNITION  -  PEO  SEGMENT

The Company recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Previously, the Company reported its worksite employees as a component of direct costs, The Company's revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, we reclassified worksite employee payroll costs by reducing PEO service revenue and cost of PEO services by $4.3 and 6.0 million for the six months ended December 31, 2002 and 2001, respectively. This reclassification had no effect on gross profit, operating loss, or net loss previously reported.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                AND  RESULTS  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A. The statements contained in this Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; our inability to retain key employees; our inability to obtain sufficient financing to continue to expand operations; and changes in demand for products by our customers.

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

     To conform to the net method, we reclassified worksite employee payroll costs by reducing PEO service revenue and cost of PEO services by $4.3 and 6.0 million for the six months ended December 31, 2002 and 2001, respectively. This reclassification had no effect on gross profit, operating loss, or net loss previously reported.

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

RESULTS  OF  OPERATIONS  NET  REVENUES

     Revenues were $397 thousand and $2.1 million for the three-month period ended December 31, 2002 and 2001, respectively, a decrease of $1.7 million or 81%. Revenues were $1.4 million and $3.2 million for the six-month period ended December 31, 2002 and 2001, respectively, a decrease of $1.8 million or 56%. The decrease in revenues was due primarily to changes in the customer structure of the Company's PEO activities in SourceOne Group (SOG). Since the acquisition of SOG, the Company has lost several customers due to changes in rates for services, particularly workers' compensation insurance. Additionally, management elected to terminate certain customers due to profitability concerns. New customers are anticipated pursuant to signed agreements, which will begin to produce revenues in the third quarter of the current fiscal year. Additional PEO contracts are being negotiated by ExpertHR, a wholly-owned subsidiary of Greenland Corporation, controlling interest of which was acquired by the Company in January 2003.

For the three-month period ended December 31, 2002 and 2001, PEO segment revenues were $262 thousand and $1.1 million, respectively (derived from gross billings of $2.1 million and $7.1 million, respectively; less worksite payroll costs of $1.9 million and $6.0 million, respectively). For the six-month period ended December 31, 2002 and 2001, PEO segment revenues were $654 thousand and $1.1 million, respectively (derived from gross billings of $5.0 million and $7.1 million, respectively; less worksite payroll costs of $4.3 million and $6.0 million, respectively).

On a comparative basis, for the three month period ended December 31, PEO segment revenues decreased $824 thousand (76%) in 2002 from 2001; and PEO segment revenues for the six month period ended December 31 decreased $432 thousand (40%). The primarily reason for this decrease is described above.

COST  OF  PRODUCTS  SOLD

     For the three-month period ended December 31, 2002 and 2001, cost of PEO services were $1 thousand (less than 1%) and $807 thousand (74%), respectively. The increase in margin is primarily due to our election to self-insure PEO clients related to workers' compensation for the three-month period ended
December 31, 2002. We no longer self-insure clients' workers compensation insurance and use third-party insurance companies to provide such coverage.

     For the six-month period ended December 31, 2002 and 2001, cost of PEO services were $143 thousand (22%) and $807 thousand (74%), respectively.

PART  II  -  OTHER  INFORMATION

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

Dated:  July  1,  2003

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)

By:  /s/
_____________________________________
Brian  Bonar
Chairman  and  Chief  Executive  Officer,
and  Chief  Accounting  Officer


By:  /s/
_____________________________________
James  R.  Downey,  Jr.
Chief  Accounting  Officer