Form 10-Q/A
period 2003-03-31
IMAGING TECHNOLOGIES CORP/CA
filed 2003-08-21
CIK 725394

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

The number of shares outstanding of the registrant's common stock as of August 14, 2003 was 243,759,272

This amendment to the Registrant's Form 10-Q includes adjustments related to revenue recognition for its professional employer organization (PEO) business segment; and review by independent accountants. Accordingly, the document includes changes on its consolidated statements of operations, the applicable notes to the financial statements, and management's discussion and analysis of operations. Additional changes relate to the treatment of its recent acquisitions on the Registrant's consolidated balance sheets.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
     Consolidated Balance Sheets - March 31, 2003 (unaudited) and June 30, 2002 (audited). . . .   3
     Consolidated Statements of Operations  - 3 months ended March 31, 2003 and 2002 (unaudited)   4
     Consolidated Statements of Operations  - 9 months ended March 31, 2003 and 2002 (unaudited)   5
     Consolidated Statements of Cash Flows - 9 months ended March 31, 2003 and 2002 (unaudited).   6
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .   8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .  16

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . .  27

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
ITEM 2.  Changes In Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . .  30
ITEM 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
ITEM 4.  Submission of Matters To A Vote of Security Holders . . . . . . . . . . . . . . . . . .  30
ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

PART  I.  -  FINANCIAL  INFORMATION

ITEM  1.   CONSOLIDATED  FINANCIAL  STATEMENTS

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
                                                                                         MAR. 31, 2003     JUN 30, 2002
                                                                                              (unaudited)        (audited)
Current assets
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           131   $           43
     Accounts receivable:
          Billed. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              220              629
          Unbilled. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              270                -
     Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               34              151
     Due from related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              111                -
     Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .               28               33
                                                                                         ----------------  ---------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              794              856

Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              181              212
Patent, net of accumulated amortization of $30 thousand . . . . . . . . . . . . . . . .            1,588                -
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,118                -
Workers' compensation deposit and other assets. . . . . . . . . . . . . . . . . . . . .              512              112
                                                                                         ----------------  ---------------

 Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         6,193   $        1,180
                                                                                         ================  ===============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
     Borrowings under bank notes payable. . . . . . . . . . . . . . . . . . . . . . . .  $         3,170   $        3,295
     Short-term notes payable, including amounts due to
        related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,114            2,796
     Convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,426              803
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,957            7,343
     PEO payroll taxes and other payroll deductions . . . . . . . . . . . . . . . . . .            2,917              690
     PEO accrued worksite employee. . . . . . . . . . . . . . . . . . . . . . . . . . .              197              644
     Note payable, acquisition. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               32                -
     Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,997            6,036
                                                                                         ----------------  ---------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           26,810           21,607
                                                                                         ----------------  ---------------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              702                -
                                                                                         ----------------  ---------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           27,512           21,607
                                                                                         ----------------  ---------------

Shareholders' deficiency
     Series A convertible, redeemable preferred stock,
       $1,000 par value, 7,500 shares authorized,
       420.5 shares issued and outstanding. . . . . . . . . . . . . . . . . . . . . . .              420              420
     Common stock, $0.005 par value, 500,000,000 shares
        authorized; 147,750,839  shares issued and outstanding
        at March 31, 2003; 21,929,365 at June 30, 2002. . . . . . . . . . . . . . . . .              739              110
     Common stock warrants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              489              475
     Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           80,619           79,492
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (103,586)        (100,924)
                                                                                         ----------------  ---------------
          Total shareholders' deficiency. . . . . . . . . . . . . . . . . . . . . . . .          (21,319)         (20,427)
                                                                                         ----------------  ---------------
 Total liabilities and shareholders' deficiency . . . . . . . . . . . . . . . . . . . .  $         6,193   $        1,180
                                                                                         ================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                    2003           2002
Revenues
     Sales of products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          162   $        814
     Software sales, licenses and royalties. . . . . . . . . . . . . . . . . . . . . . .              62            470
     PEO services (gross billings of $4,096 and $8,098,
        respectively; less worksite employee payroll costs of
        $3,744 and $6,855, respectively) . . . . . . . . . . . . . . . . . . . . . . . .             352          1,243
                                                                                          ---------------  -------------
                                                                                                     576          2,527
                                                                                          ---------------  -------------
Costs and expenses
     Cost of products sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              48            614
     Cost of software sales, licenses and royalties. . . . . . . . . . . . . . . . . . .               9            277
     Cost of PEO services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             132            880
     Selling, general, and administrative. . . . . . . . . . . . . . . . . . . . . . . .           1,216          1,863
     Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             68
                                                                                          ---------------  -------------
                                                                                                   1,405          3,702
                                                                                          ---------------  -------------

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (829)        (1,175)
                                                                                          ---------------  -------------

Other income (expense):
     Interest and financing costs, net . . . . . . . . . . . . . . . . . . . . . . . . .            (390)          (364)
     Gain on extinguishment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,261            411
                                                                                          ---------------  -------------
                                                                                                     871             47
                                                                                          ---------------  -------------

Income (loss) before income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .              42         (1,128)
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              -
                                                                                          ---------------  -------------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           42   $     (1,128)
                                                                                          ===============  =============

Earnings (loss) per common share
     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         0.00   $      (0.09)
                                                                                          ===============  =============
     Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         0.00   $      (0.09)
                                                                                          ===============  =============

Weighted average common shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         140,754         13,166
                                                                                          ===============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31,
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                  2003           2002
Revenues
     Sales of products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        742   $      2,578
     Sales of software, licenses and royalties . . . . . . . . . . . . . . . . . . . . .           241            820
     PEO services (gross billings of $9,057 and $15,172,
        respectively; less worksite employee payroll costs of
        $8,051 and $12,843, respectively). . . . . . . . . . . . . . . . . . . . . . . .         1,006          2,329
                                                                                          -------------  -------------
                                                                                                 1,989          5,727
                                                                                          -------------  -------------
Costs and expenses
     Cost of products sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           365          1,828
     Cost of software, licenses and royalties. . . . . . . . . . . . . . . . . . . . . .            71            331
     Cost of PEO services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           275          1,687
     Selling, general, and administrative. . . . . . . . . . . . . . . . . . . . . . . .         4,382          5,449
     Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -            140
                                                                                          -------------  -------------
                                                                                                 5,093          9,435
                                                                                          -------------  -------------

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,104)        (3,708)
                                                                                          -------------  -------------

Other income (expense):
     Interest and financing costs, net . . . . . . . . . . . . . . . . . . . . . . . . .        (1,501)        (1,382)
     Gain on extinguishment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         1,918            411
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25              -
                                                                                          -------------  -------------
                                                                                                   442           (971)
                                                                                          -------------  -------------

Loss before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,662)        (4,679)
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              -
                                                                                          -------------  -------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (2,662)  $     (4,679)
                                                                                          =============  =============

Earnings (loss) per common share
     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (0.03)  $      (0.44)
                                                                                          =============  =============
     Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (0.03)  $      (0.44)
                                                                                          =============  =============

Weighted average common shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        77,000         10,557
                                                                                          =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31,
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                   2003            2002
                                                                                         ---------------  --------------
Cash flows from operating activities
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (2,662)  $      (4,679)
   Adjustments to reconcile net loss to net
     cash from operating activities
       Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .             107              81
       Write-down of fixed assets . . . . . . . . . . . . . . . . . . . . . . . . . . .              55               -
       Stock issued for services. . . . . . . . . . . . . . . . . . . . . . . . . . . .             735             495
       Amortization of debt discount. . . . . . . . . . . . . . . . . . . . . . . . . .             606               -
       Interest related to conversion of debt . . . . . . . . . . . . . . . . . . . . .               -             831
       Value of service for exercise of warrants. . . . . . . . . . . . . . . . . . . .             166               -
       Warrant discount . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              70             109
       Gain on extinguishment of debt . . . . . . . . . . . . . . . . . . . . . . . . .          (1,918)           (411)
Decrease (increase) in accounts receivable. . . . . . . . . . . . . . . . . . . . . . .             452          (1,406)
Decrease (increase) in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .             117            (994)
Decrease (increase) in prepaid expenses and other . . . . . . . . . . . . . . . . . . .             (88)            (91)
(Decrease) increase in accounts payable and accrued expenses. . . . . . . . . . . . . .             295           2,428
(Decrease) increase in PEO liabilities. . . . . . . . . . . . . . . . . . . . . . . . .           1,780             933
(Decrease) increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            (382)            (16)
                                                                                         ---------------  --------------
               Net cash used in operating activities. . . . . . . . . . . . . . . . . .            (667)         (2,720)

Cash flows from investing activities
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (101)            (56)
   Cash investment in acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . .               -            (250)
   Cash acquired in acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             215
                                                                                         ---------------  --------------
               Net cash used in investing activities. . . . . . . . . . . . . . . . . .            (101)            (91)

Cash flows from financing activities
   Net borrowings under bank lines of credit. . . . . . . . . . . . . . . . . . . . . .            (125)           (600)
   Issuance (repayments) of notes payable . . . . . . . . . . . . . . . . . . . . . . .             435           1,183
   Warrant proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              66
   Net proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . .             546           2,214
                                                                                         ---------------  --------------
               Net cash provided by financing activities. . . . . . . . . . . . . . . .             856           2,863

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .              88              52
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . . . . . .              43              35
                                                                                         ---------------  --------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . . . . .  $          131   $          87
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

During the three months ended September 30, 2002, the Company rescinded the $70,000 conversion of convertible notes payable into common stock (See note 7.) During the three months ended December 31, 2002, the Company converted $80,000 of debt into 8,000,000 shares of common stock.

During the three months ended December 31, 2002, the Company issued 100,000 shares of common stock in connection with its acquisition of Dream Canvas Technology, Inc.

During the three months ended March 31, 2003, the Company acquired two subsidiaries. See note 9.

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

NOTE  2.  GOING  CONCERN  CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2003, the Company had net income of $42 thousand; but experienced a net loss of $2.7 million for the nine-month period. As of March 31, 2003, the Company had a negative working capital deficiency of $26.0 million and had a shareholders' deficiency of $21.3 million. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


                               EARNINGS (LOSS)   SHARES         PER-SHARE
                                    (NUMERATOR)  (DENOMINATOR)  AMOUNT
MARCH 31, 2002
     Net loss . . . . . . . .  $        (4,679)
          Preferred dividends              (18)
                               ----------------
     Basic and diluted EPS. .           (4,697)         10,557  $    (0.44)

MARCH 31, 2003
     Net loss . . . . . . . .  $        (2,662)
          Preferred dividends              (18)
                               ----------------
     Basic and diluted EPS. .           (2,680)         77,000  $    (0.03)

NOTE  4.  INVENTORIES

                             MAR. 31, 2003       JUNE 30, 2002
Inventories
     Materials and supplies  $               34  $           93
     Finished goods . . . .                   -              58
                             ------------------  --------------
                             $               34  $          151
                             ==================  ==============

NOTE  5.  RECENT  ACCOUNTING  PRONOUNCEMENTS

SFAS  149

In April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

SFAS  150

In May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

NOTE  6.  REVENUE  RECOGNITION  RELATED  TO  PEO  SEGMENT

The Company recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Previously, the Company reported its worksite employees as a component of direct costs, The Company's revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, the Company reclassified worksite employee payroll costs of $3.7 million and $6.9 million for the three-month period ended March 31, 2003 and 2002, respectively, from direct costs to revenues; and $8.0 million and $12.8 million for the nine-month period ended March 31, 2003 and 2002, respectively. This reclassification had no effect on gross profit, operating loss, or net loss.

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
                                             ===================

The allocation of the purchase price is preliminary and is subject to revision, which is not expected to be material, based on the final valuation of the net assets acquired. Acquisition related costs were expensed as incurred.

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

Pursuant to the terms of the Agreement, the actual purchase price was $195,000 based on the fair value of the common stock issued of $150,000 and the payable of $45,000 to a shareholder of QPI.

The operating results of QPI beginning January 14, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $195,000 and is summarized as follows:

Other current assets. . . . . . . . . . . .  $    280,067
Property and equipment. . . . . . . . . . .        11,340
Other non-current assets. . . . . . . . . .        18,000
Accounts payable and accrued
    expenses, and other current liabilities      (833,409)
Other long-term liabilities . . . . . . . .      (868,998)
Patent, net of accumulated amortization . .     1,588,000
                                             -------------
Purchase price. . . . . . . . . . . . . . .  $    195,000
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

(in thousands, except  per share data)   9 Months Ended
  March 31, 2003
--------------------------------------

Net revenue, as reported . . . . . . .  $         1,989
Net revenue, proforma. . . . . . . . .  $         3,829

Loss from operations, as reported. . .  $        (2,662)
Loss from operations, proforma . . . .  $        (6,511)

Loss per share, as reported. . . . . .  $         (0.03)
Loss per share, proforma . . . . . . .  $         (0.08)

Proforma information for the nine months ended March 31, 2002 is not available due to the fact that accurate financial information has not been maintained by QPI.

On March 1, 2003, the Company's Greenland subsidiary purchased a number of PEO clients from StaffPro Plus, a Michigan Corporation for a non interest bearing note which, when imputed for interest at 6% per annum, aggregates $254,709. This investment was included in other assets and a corresponding note payable was recorded. Interest and principal will be recorded as payments are made. The term of the note consists of 24 payments and the final payment is due on April 18, 2005. The amount of the note payable can be adjusted if the client base so acquired does not remain with the Greenland Corporation and Subsidiary.

NOTE  10.  SEGMENT  INFORMATION

     During the three-month and nine-month period ended March 31, 2003, the Company managed and internally reported the Company's business as three reportable segments, principally, (1) products and accessories, (2) software, and (3) PEO services.

     Segment  information  for  the  period  ended March 31, 2003 is as follows:

(in thousands)

                             PRODUCTS    SOFTWARE    PEO SERVICES    TOTAL
                                         ----------  --------------  --------
3-months
---------------------------
    Revenues. . . . . . . .  $     162   $      62   $         352   $   576
    Operating income (loss)         (5)        (65)           (759)     (829)

9-months
---------------------------
    Revenues. . . . . . . .  $     742   $     241   $       1,006   $ 1,989
    Operating income (loss)        (58)       (265)         (2,781)   (3,104)

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

NOTE  11.  EXTINGUISHMENT  OF  DEBT

During the three months ended March 31, 2003, the Company had a gain on extinguishment of debt of $1.3 million. The Company reviewed its accounts payable and determined that $1.3 million was associated with unsecured creditors. ITEC, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as extinguishment of debt.

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

The Company did not grant any employee options during the three months and nine months ended March 31, 2003; therefore, proforma information is not provided

NOTE  13.  SUBSEQUENT  EVENTS

Subsequent to March 31, 2003, the Company issued 96,008,433 shares of common stock for the following purposes and related amounts: Acquisition activities, 1,000,000; Conversion of Convertible Debt, 84,608,433; Conversion of Warrants, 2,500,000; Office Rent, 1,650,000; and, Consulting Services, 6,250,000. The shares were issued and valued at the average of the closing bid and ask price on the date of issuance. The total value of common shares issued, which would include both par value and additional paid-in-capital, was $966,353.

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

     ITEC now provides comprehensive personnel management services through our wholly-owned SourceOne Group and EnStructure subsidiaries. Each of these subsidiaries provides a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management to small and medium-sized businesses.

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

     Our current strategy is: to expand our PEO business and to commercialize our own technology, which is embodied in our ColorBlind Color Management software and other products obtained through strategic acquisitions.

     To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent accountants accompanying our June 30, 2002 financial statements includes an explanatory paragraph indicating there is a substantial doubt about ITEC's ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

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

     In July 2001, we suspended our printer controller development and manufacturing operations in favor of selling products from other companies to our customers.

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

     In October 2001, we acquired certain assets, for stock, related to our office products and services business activities, representing $250,000 of inventories, fixed assets, and accounts receivable. We have since suspended these operations in favor of concentrating on our software and PEO businesses and the products and services offered by recent acquisitions.

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

REVENUE  RECOGNITION  RELATED  TO  PEO  SEGMENT

We recognize revenues associated with our PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Previously, we reported our worksite employees as a component of direct costs, Our revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, we reclassified worksite employee payroll costs of $3.7 million and $6.9 million for the three-month period ended March 31, 2003 and 2002, respectively, from direct costs to revenues; and $8.0 million and $12.8 million for the nine-month period ended March 31, 2003 and 2002, respectively. This reclassification had no effect on gross profit, operating loss, or net loss.

RESULTS  OF  OPERATIONS

Revenues
--------

     Revenues were $576 thousand and $2.5 million for the three-month period ended March 31, 2003 and 2002, respectively, a decrease of $2.0 million (77%). For the nine-month period ended March 31, 2003 and 2002, respectively, revenues were $2.0 million and $5.7 million, a decrease of $3.7 million (65%). The decrease in revenues was due primarily to changes in the customer structure of our PEO activities in our Source One Group (SOG) subsidiary as well as the changes associated with our revenue recognition policy. (Also see Note 6 to the Consolidated Financial Statements.) Since the acquisition of SOG, we have lost several customers due to changes in rates for services, particularly workers' compensation insurance. Additionally, we elected to terminate certain customers due to profitability concerns. New customers, particularly related to ExpertHR, a wholly-owned subsidiary of Greenland, have been acquired, and more are anticipated pursuant to signed agreements, which will contribute to revenues in the fourth quarter of the current fiscal year. We acquired a controlling interest in Greenland in January 2003.

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

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using ITEC technologies. These revenues, however, continue to decline, and are expected to decline in the future due to our focus on imaging product sales and our PEO operations as opposed to technology licensing activities.

PEO  Services

     PEO revenues for the three-month period ended March 31, 2003 and 2002 were $352 thousand and $1.2 million, respectively, a decrease of $891 thousand (72%). PEO revenues for the nine-month period ended March 31, 2003 and 2002 were $1.0 million and $2.3 million, respectively, a decrease of $1.3 million (57%). The decrease in revenues was due primarily to changes in the customer structure SOG. Over the past year, we have lost several customers due to changes in rates for services, particularly workers' compensation insurance. Additionally, we elected to terminate certain customers due to profitability concerns.

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

     Cost of software, licenses and royalties were $9 thousand (15% of associated revenues) and $277 thousand (59% of associated revenues) for the three-month period ended March 31, 2003 and 2002, respectively. For the nine-month period ended March 31, 2003 and 2002, cost of software, licenses and royalties were $71 thousand (30% of associated revenues) and $331 thousand (40% of associated revenues). Increases in margins are attributable to stabilization of retail prices of our ColorBlind software and increased licensing activities, which do not carry significant product costs.

     Cost of PEO services were $132 thousand (38% of PEO revenues) and $880 thousand (71% of PEO revenues) for the three-month period ended March 31, 2003 and 2002, respectively; and $275 thousand (27% of PEO revenues) and $1.7 million (72% of PEO revenues) for the nine-month period ended March 31, 2003 and 2002, respectively. The increase in margin is primarily due to the election of management to self-insure workers' compensation coverage for worksite employees during the three-month period ended March 31, 2003. The Company no longer self-insures workers' compensation in order to reduce our financial risk; we contract such coverage with third-party insurance carriers.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services.

     Selling, general and administrative expenses for the three-month period ended March 31, 2003 and 2002, respectively, were $1.2 million and $1.86 million. In the current three-month period, selling, general, and administrative expenses decreased $647 thousand (35%) from the year-earlier quarter. The decrease was due primarily to reduced payroll and consulting expenses.

Selling, general and administrative expenses for the nine-month period ended March 31, 2003 and 2002, respectively, were $4.4 million and $5.5 million. In the current nine-month period, we reduced selling, general, and administrative expenses $1.1 million (20%) due primarily to staff reductions.

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

OTHER  INCOME  AND  EXPENSE

     Interest and financing costs were $390 thousand and $364 thousand for the three months ended March 31, 2003 and 2002, respectively. For the nine-months ended March 31, 2003 and 2002, interest and financing costs totaled $1.5 million and $1.4 million; respectively.

     During the three-month period ended March 31, 2003 we had a gain on extinguishment of debt of $1.3 million. In the prior year, reported a gain on extinguishments of debt of $411 thousand. Also see Note 11 to our consolidated financial statements.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, we have financed our operations primarily through cash generated from operations, debt financing, and from the sale of equity securities. Additionally, in order to facilitate its growth and future liquidity, we have made some strategic acquisitions.

     As a result of some of our financing activities, there has been a significant increase in the number of issued and outstanding shares. During the three-month period ended March 31, 2003, we issued an additional 29.2 million shares. During the nine-month period ended March 31, 2003, we issued 125.8 million shares. These shares of common stock were issued primarily for corporate expenses in lieu of cash, and for the exercise of warrants.

As of March 31, 2003, we had negative working capital of $26 million, a decrease in working capital of approximately $5.2 million (24%) as compared to June 30, 2002, due primarily to our net loss in each successive quarterly period since the year ended June 30, 2002.

Net cash used by operating activities was $.7 million for the nine-month period ended March 31, 2003 as compared to net cash used in operating activities of $2.7 million for the nine months ended March 31, 2002, a decrease of $2 million or 74%, due primarily to the suspension of cash-intensive business segments associated with the sales of office products.

Cash used in investing activities was $101 thousand for the nine-month period ended March 31, 2003, a decrease of $10 thousand (11%) from the year-earlier period.

Net cash provided by financing activities was $.9 million for the nine month period ended March 31, 2003 compared to cash provided by financing activities of $2.9 million for the nine-month period ended March 31, 2003, a decrease of $2 million, or 69%. The decrease is due primarily to a reduction in the issuance of notes payable and the reduction in long-term notes payable associated with our ability to use revenues to fund more of our operations.

     We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to ITEC's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at March 31, 2003, was approximately $342 thousand.

     Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we devote to marketing and selling our products and services, and other factors. The report of our independent auditors accompanying our June 30, 2002 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in the our working capital and net worth. (Also see Note 2 to the Consolidated Financial Statements.)

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

     On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. On January 31, 2003, we executed a Stipulation of Settlement, and the matter will be closed pending the distribution of the settlement to the plaintiffs. The defense of this action was tendered to our insurance carriers and has, subsequent to the period reported in this filing, been settled for $200,000 in cash (paid by our insurance carrier) and 5,000,000 shares of ITEC common stock, the distribution of which is pending instructions from the Court.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Not  applicable.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In October 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws and, in November 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. In January 2003, we entered into a Stipulation of Settlement with the plaintiffs. We agreed to pay the plaintiffs 5,000,000 shares of common stock and $200,000 in cash. The Parties have accepted the settlement. We have committed the shares, and our insurance carrier has paid the $200,000 cash payment. Pursuant to a hearing in May 2003 the Court provided preliminary approval to the settlement. It is still not determined, however, what percentage of the settlement will be payable to the plaintiff's attorneys, nor whether that percentage is to be applied before or after costs are deducted from the settlement fund.

     As reported on Form 8-K, filed July 22, 2003, under SFAS 5, we have not been able to account for the associated liability as it does not meet the criteria of SFAS 5 - the potential liability cannot be accurately determined until after the Court makes its final ruling. We expect to report the financial impact of this settlement in our Annual Report on Form 10-K for the year ended June 30, 2003.

     On August 22, 2002, the Company was sued by its former landlord, Carmel Mountain #8 Associates, L.P. or past due rent on its former facilities at 15175 Innovation Drive, San Diego, CA 92127.

     The Company is also a party to a lawsuit filed by Symphony Partners, L.P. related to its acquisition of SourceOne Group, LLC. As reported on Form 8-K, dated July 22, 2003, the plaintiffs sought payment of $702,000. Subsequent to the period reported in this filing, in June 2003, we entered into a settlement with the plaintiffs for a cash payment of $274,000, which has been paid. We will account for this settlement in our Annual Report on Form 10-K for the year ended June 30, 2003.

     The Company is one of dozens of companies sued by The Massachusetts Institute of Technology, et.al, `related to a patent held by the plaintiffs that may be related to part of the Company's ColorBlind software. Subsequent to the period reported in this filing, in June 2003, we entered into a settlement with the plaintiffs who have agreed to dismiss their claims against us with prejudice in exchange for a settlement fee payment of $10,000, which is being paid over a three-month period. We will account for this settlement in our Annual Report on Form 10-K for the year ended June 30, 2003.

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

     In connection with the Company's acquisition of Greenland Corporation, the following are the outstanding legal matter for Greenland Corporation:

     Greenland, along with Seren Systems ("Seren"), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shut-down any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by Greenland and Seren. None of the parties have brought suit against Greenland and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future.

     On May 23, 2001 Greenland filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael Armani in connection with two separate stock purchase agreements. Greenland seeks damages in the amount of $474,595. On August 7, 2001 Greenland filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. Greenland and Mr. Armani participated in mediation and as a result entered into a settlement agreement whereby Mr. Armani agreed to make certain cash payments to Greenland and the parties entered into mutual release of all claims. Mr. Armani defaulted in his obligation to make the first cash payment and consequently, Greenland obtained a judgment against Mr. Armani for $100,000. Greenland is continuing its efforts to collect on the judgment.

     On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County naming Greenland as a defendant. The Complaint alleges breach of contract pursuant to the terms of the lease agreement between the Company and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by Greenland. The Complaint seeks damages in the amount of approximately $500,000. Although Greenland remains liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages. Greenland recorded a lease termination liability of $275,000 during the year ended
December 31, 2001. Greenland entered into a settlement agreement with Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") where by Greenland agreed to pay the sum of $220,000 to the Landlord in installments payments of $20,000 in May 2002, $50,000 in October 2002 and the remaining balance in December 2002. In the event Greenland defaults in any or all scheduled payments, the Landlord is entitled to a stipulated judgment of approximately $275,000. Greenland was unable to make the scheduled payments and as a result, on July 8, 2002, the Landlord has entered a judgment lien against Greenland in the amount of $279,654.

     Greenland entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of Greenland. After making the initial payment of $500,000, Intellicorp defaulted on the balance. Greenland sued for recovery of the unpaid $2,500,000. Greenland had issued 46,153,848 shares of common stock for the investment, which were returned to Greenland and cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. In June 203, a judgment was entered in the Superior Court of the State of California, County of San Diego, against the defendants in favor of Greenland. The amount of the judgment was $3,950,640.02 and was comprised of an award of $2,950,640.02 for compensatory damages and an award of $1,000,000.00 for punitive damages. The Court found, by clear and convincing evidence, that the Defendants acted maliciously and with the intent to defraud Greenland when they entered into a private placement transaction to fund Greenland.The defendant's ability to pay is unknown.

     Max Farrow, a formal officer of Greenland, filed a Complaint in San Diego County naming Greenland, Thomas J. Beener, Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. Greenland and Mr. Thomas Beener, entered into a settlement agreement with Max Farrow whereby Mr. Farrow agreed to release Mr. Beener from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland common stock. The good faith settlement was approved by the court and the agreed upon consideration was delivered to Mr. Farrow. Greenland entered into a settlement with Farrow whereby Greenland agreed to a judgment of $125,000. However, the judgment will not be enforced until such time as efforts to collect against IntelliCorp et al, have been exhausted. In the event funds are collected from IntelliCorp. Mr. Farrow will receive the first $125,000 plus 50% of the next $200,000 collected. Greenland will retain all amounts collected thereafter.

     Fund Recovery, a temporary staffing services filed a complaint against Greenland alleging breach of contract. A summary judgment motion is pending. Greenland recorded the liability amount of $14,000 in the consolidated financial statements.

     John Ellis has filed a demand for arbitration in San Diego County against Greenland seeking damages of approximately $70,000 for an alleged breach of contract action. Greenland believes it has valid defenses to the allegations. Mr. Ellis appears to have abandoned this action in arbitration and has elected to pursue a civil suit.

     John Ellis has filed an action in San Diego County against Greenland seeking damages of approximately $60,000 for an alleged breach of contract action. Greenland believes it has valid defenses to the allegations. This amount was recorded as a liability in the consolidated financial statements. Greenland has filed a motion to quash service of the civil action and to compel arbitration.

     NKS Enterprises, Inc. commenced a legal action against Greenland in San Diego Superior Court in Vista California seeking damages in connection with the purchase and operation of a MaxCash ABM. The case was settled in December 2002. The maximum amount to be paid under the settlement is $100,000. In exchange, Greenland will receive the MaxCash ABM sold to NKS Enterprises. This amount was recorded as a liability in the consolidated financial statements.

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

10(j) - Stock Purchase Agreement among Greenland, ITEC, and ExpertHR Oklahoma, Inc., dated March 18, 2003. (Incorporated by reference to Form 10-Q. filed May 20, 2003.)

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

On July 22, 3003, the Company filed Form 8-K related to the settlement of certain legal matters.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August  20,  2003

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)


By:  /S/  Brian  Bonar
_____________________________________
Brian  Bonar
Chairman  and  Chief  Executive  Officer


By:  /S/  James  R.  Downey,  Jr.
_____________________________________
James  R.  Downey,  Jr.
Chief  Accounting  Officer