Form 10-K
period 2003-06-30
IMAGING TECHNOLOGIES CORP/CA
filed 2003-11-13
CIK 725394

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   [X]ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No [ ]

Indicate by check mark whether the registrant is an accelerated filer. Yes [ ] No X

At November 10, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,241,517 based on the last trade price as reported on the NASD Electronic Bulletin Board. For purposes of this calculation, shares owned by officers, directors, and 10% shareholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

At November 10, 2003, there were 291,195,402 shares of the registrant's Common Stock, $0.005 par value, issued and outstanding.

                      Documents incorporated by reference:
                                      None

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

PART  I
=======

ITEM  1.  BUSINESS
------------------

     Imaging Technologies Corporation (OTCBB symbol: IMTO) ("ITEC" or the "Company") was incorporated in March 1982 under the laws of the State of California, and reincorporated in May 1983 under the laws of the State of Delaware. The Company's principal executive offices are located at 17075 via Del Campo, San Diego, CA 92127. The Company's main phone number is (858) 451-6120.

     We provide a variety of financial services to small and medium-size businesses. These services allow our customers to outsource many human resources tasks, including payroll processing, workers' compensation insurance, health insurance, employee benefits, 401k investment services, personal financial management, and income tax consultation. In November 2001, we began to provide these financial services that relieve existing and potential customers of the burdens associated with personnel management and control. To this end, the Company, through strategic acquisitions, became a professional employer organization ("PEO").

     ITEC provides financial services principally through its wholly-owned SourceOne Group, Inc. ("SOG") subsidiary, which includes several operating units, including ProSportsHR , MedicalHR , and, CallCenterHR (established subsequent to June 30, 2003). These units provide a broad range of financial services, including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, and (in the case of MedicalHR and CallCenterHR), temporary staffing services, to small and medium-sized businesses.

     In January 2003, we completed the acquisition of a controlling interest approximating 88% of the shares of Greenland Corporation. Greenland shares are traded on the NASD Electronic Bulletin Board under the symbol GRLC. Greenland is a financial services company, whose wholly-owned ExpertHR subsidiary provides the same services as SOG. Greenland's wholly-owned Check Central, Inc. subsidiary is an information technology company that has developed the Check Central Solutions' transaction processing system software and related MAXcash Automated Banking Machine (ABM kiosk designed to provide self-service check cashing and ATM-banking functionality). At present, there is no activity in this subsidiary; and management is evaluating its future.

     In January 2003, we completed the acquisition of a controlling interest (approximately 85%) in the shares of Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. QPI is a visual marketing support firm located in Buena Park, California. QPI's major source of revenues is in developing and mounting photographic and digital images for use in display advertising for tradeshows and customer building interiors. QPI also has a proprietary product PhotoMotion , which is a patented color medium of multi-image transparencies. The process uses existing originals to create the illusion of movement, and allows for three to five distinct images to be displayed with an existing lightbox.

     In prior years, we were principally involved in the development and distribution of imaging products. Our core technologies are related to the design and development of software products that improve the accuracy of color reproduction. Our ColorBlind software provides color management to improve the accuracy of color reproduction - especially as it relates to matching color between different devices in a network, such as monitors and printers. These products are now supported and distributed by QPI. Additionally, we market our ColorBlind software products on the Internet through our color.com website.

MARKET  OVERVIEW  -  FINANCIAL  SERVICES
----------------------------------------

     Our entry into the financial services business, in November 2001, was through the acquisition of professional employer organizations ("PEO"). We are expanding the services we provide beyond PEO services, which will include a variety of products and services to employers and employees, and expanded employee benefit programs such as payroll advances, life insurance, automated payroll credit cards, and branded healthcare plans.

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

     We believe that the demand for our services is driven by (1) the trend by small and medium-sized businesses toward outsourcing management tasks outside of core competencies; (2) the difficulty of providing competitive health care and related benefits to attract and retain employees; (3) the increasing costs of health and workers' compensation insurance coverage and workplace safety programs; and (4) complex regulation of labor and employment issues and the related costs of compliance.

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

     The most recent research from NAPEO reports that the average annual cost of regulation, paperwork, and tax compliance for firms with fewer than 500 employees is approximately $5000 per employee. The average small business owner spends between 7% and 25% of his time handling employee-related administration.

     NAPEO also reports that current PEO industry gross revenues are approximately $43 billion, representing approximately 2.5 million employees in every state in the U.S. The average annual growth rate of the industry, since 1985, has been 25%. A typical PEO client company has 15 work site employees and an average annual pay per work site employee of $23,258. Presently, there are approximately 800 PEO companies operating in the U.S.

     According to the U.S. Small Business Administration ("SBA"), the U.S. has over 6 million small businesses, defined as those companies with 100 or fewer employees, representing over 99% of all businesses. The U.S. Census Bureau reports that small businesses represent the fastest growing segment of U.S. employment and commerce, representing an estimated annual payroll of $1.4 trillion.

MARKET  OVERVIEW  -  IMAGING  PRODUCTS
--------------------------------------

     ColorBlind software is a suite of software applications, which allow users to build color profiles of images in order to insure accurate output on digital devices such as printers, plotters, scanners, monitors, and cameras.

     According to various market research companies such as International Data Corporation ("IDC") and The Gartner Group ("Gartner"), the worldwide document/imaging market is expected to grow to over $200 billion by 2003. In-house color document production is expected to grow at a compound annual rate of 40% over the next few years. Various underlying industries may have a direct impact on our market potential. For example, according to Gartner, approximately 13 million of the 103 million households in the United States currently have a digital camera. Worldwide digital camera shipments are forecast to increase dramatically to approximately 42 million by 2004, according to IDC. The market growth and acceptance of the digital camera and the improved resolution of these cameras have created larger demand for color management and accurate color printing.

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

     Photomotion, a QPI technology, is a patented process for adding multiple images to backlit static displays that appear to change as the viewer passes by the image. The Photomotion process uses existing original art to create an illusion of movement; and allows for separate and distinct image displays. It allows for three to five distinct images to be displayed within an existing light box. Images appear to change or "morph" as the viewer passes the display.

     QPI offers a spectrum of services allowing a client to produce color visuals (digital and photographic) according to parameters as specified by a client. We also offer a full range of color laboratory reproduction services.

     The market for Photomotion and color reproduction services is vast. The products are especially useful in point-of-purchase displays, indoor display advertising, and trade show exhibits and displays. To date, marketing has been limited to targeted customers such as beverage companies, casinos, sports arenas, and other specialty clients.

BUSINESS  STRATEGY
------------------

FINANCIAL  AND  PEO  SERVICES

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

     Personnel Management. We provide a variety of personnel management services, which provide our client companies access to resources normally found in the human resources departments of larger companies. Our client companies will have access to a personnel guide, which will set forth a systematic approach to administering personnel policies and practices and can be customized to fit a client company's particular work culture/environment.

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

     Our PEO business represents a distribution channel for certain value-added services, including a wide variety of employer and employee benefit programs such as 401(k) plans, Section 125 cafeteria plans, legal services, tax consulting, payroll advances, and other insurance programs. Our intention is to expand our business through offering a variety of financial services Additionally, we operate two new business units, launched subsequent to June 30, 2003, (MedicalHR and CallCenterHR) to provide temporary staff to the medical and call center industries.

     The PEO business is growing rapidly, but profit margins are small. Consequently, profitability depends on (1) economies of scale leading to greater operating efficiencies; and (2) value-added services such as training, education, Internet support, and other services that may be used by employers and employees.

     The income model for this business generally revolves around fees charged per employee. While gross profit is low, gross revenues are generally substantial. To this end, the Company intends to pursue acquisitions of small PEO firms. Each acquisition is expected to include retention of some existing management and staff in order to assure continuity of operations.

     We evaluate our PEO business as one segment even though our PEO products are offered under various brand names.

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

     ColorBlind Academy provides advanced color management training for resellers of color imaging products, including printers, copiers, monitors and other imaging products.

QPI  -  PHOTOMOTION

     QPI's Photomotion Images are based upon patented technology. The resulting product is a unique color medium that uses existing original images to create the illusion of movement or multiple static displays that allow three to five distinct images to be displayed in an existing light box. The images appear to change, or "morph," as a viewer passes the display. This ability to put multiple images in a single space, without the need for mechanical devices, allows for the creation of an active and entertaining display. The product is currently marketed in the U.S., Europe, Asia and Latin America.

     Visual marketing, including out-of-home media, is a large and growing, multi-billion dollar worldwide industry. An industry survey suggests that the field of visual marketing will increase at a rate of 50% annual for the next ten years. Out-of-home media plays a critical role in the media plans of national and international advertisers.

GREENLAND  CORPORATION

     The acquisition of a controlling interest in Greenland Corporation has contributed to our PEO business through the establishment of ExpertHR, Inc. as a wholly-owned subsidiary of Greenland. Expert HR operations mirror those of SOG. Greenland's ExpertHR-Oklahoma, Inc. subsidiary is also a PEO company.

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

     We are evaluating the future of this business unit, which has been inactive for the past year, with the objective of developing a plan to provide the advantages of the MAXcash ABM to our clients and other PEO companies.

COMPETITION
-----------

     The markets for our products and services are highly competitive and rapidly changing. Our ability to compete in our markets depends on a number of factors, including the success and timing of product and services introductions by us and our competitors, selling prices, performance, distribution, marketing ability, and customer support. A key element of our strategy is to provide competitively-priced, quality products and services.

     The PEO business is also highly competitive, with approximately 800 firms operating in the U.S. There are several firms that operate on a nationwide basis with revenues and resources far greater than ours. Some large PEO companies are owned by insurance carriers and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, and Staff Leasing, Inc. Also see "Risks and Uncertainties."

OPERATIONS
----------

     ITEC's 6,000 square foot corporate headquarters facility in San Diego, California houses most of our administrative operations. PEO operations are conducted from the Company's headquarters offices and small branch offices in Troy, Michigan; Tulsa, Oklahoma; and Tustin, California. Additional sales offices are maintained in Richmond, Virginia; Miami, Florida; and Covington, Louisiana.

MANUFACTURING,  PRODUCTION,  AND  SOURCES  OF  SUPPLY
-----------------------------------------------------

     ITEC has traditionally outsourced nearly all of its manufacturing. In June 2001, we suspended manufacturing of ITEC-branded products. We will continue to manufacture our software products in-house and through selected outside vendors. Also see "Risks and Uncertainties."

RESEARCH  AND  DEVELOPMENT
--------------------------

     Some of our products are characterized by rapidly evolving technology, frequent new product introductions, and significant price competition. Accordingly, we monitor new technology developments and coordinate with suppliers, distributors and dealers to enhance existing products and to lower costs. Advances in technology require ongoing investment. We have entered into no formal projects in research and development for several years; however, we do make modifications to existing products on an as-needed basis to maintain their currency. Also see "Risks and Uncertainties."

INTELLECTUAL  PROPERTY
----------------------

     ITEC's software products are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by our software. We protect our software source code as trade secrets and make our proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. QPI holds the patent for Photomotion. Technology products exist in a rapidly changing business environment. Consequently, we believe the effectiveness of patents, trade secrets, and copyright protection is less important in influencing long term success than the experience of our employees and our contractual relationships.

     We have obtained U.S. registration for several of our trade names or trademarks, including ColorBlind, Photomotion, ExpertHR, MedicalHR, CallCenterHR, and ProSportsHR. These trade names are used to distinguish our products and services in the markets we serve.

       If we fail to establish that we have not violated the asserted rights, we could be prohibited from marketing the associated product and/or services, and we could be liable for damages. We rely on a combination of trade secret, copyright and trademark protection, and non-disclosure agreements to protect our proprietary rights. Also see "Risks and Uncertainties."

PERSONNEL
---------

ITEC (including our subsidiaries) employed a total of 68 individuals worldwide as of June 30, 2003. Of this number, 54 were involved in sales, marketing, corporate administration and finance, and 14 were in engineering, research and development, and technical support. There is no union representation for any of ITEC's employees.

GOING  CONCERN  CONSIDERATIONS
------------------------------

     At June 30, 2003, and for the fiscal year then ended, we had a net loss and negative working capital, which raise substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve sales targets due to insufficient working capital and entry into new business segments. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. We have reduced and/or discontinued some of our operations and, if we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

     For the year ended June 30, 2003, our net loss was $6.9 million. At June 30, 2003 our negative working capital was $28.4 million. Specific steps that we have taken to address these problems include obtaining working capital through the issuance and sale of convertible debentures, the relocation of our facilities to reduce rent payments, and growing our financial services business.

     Furthermore, we plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs with interim cash flow deficiencies being addressed through additional equity financing. We have been able to reduce our costs by reducing our number of employees and suspending unprofitable operations associated with the computer printer business. We commenced a program to reduce our debt, which we will address more aggressively in our current fiscal year, partially through debt-to-equity conversions. Finally, we continue to pursue the acquisition of business units that will be consistent with these measures. We anticipate that all of these initiatives will be carried out throughout the fiscal year ending June 30, 2004.

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

     To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying the Company's June 30, 2003 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

IF OUR QUARTERLY PERFORMANCE CONTINUES TO FLUCTUATE, IT MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

     Our quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a negative impact on our results of operations. We may experience significant quarterly fluctuations in revenues and operating expenses as we introduce new products and services. Accordingly, any inaccuracy in our forecasts could adversely affect our financial condition and results of operations. Demand for our products and services could be adversely affected by a slowdown in the overall demand for imaging products and/or financial and PEO services. Our failure to complete shipments during a quarter could have a material adverse effect on our results of operations for that quarter. Quarterly results are not necessarily indicative of future performance for any particular period.

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

SINCE MANY OF OUR COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO, WE MAY EXPERIENCE A REDUCTION IN MARKET SHARE AND REVENUES.

     The markets for our products and services are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical, and marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of product and services introductions by us and by our competitors, the selling prices of our products and services and of our competitors' products and services, the performance of our products and of our competitors' products, product distribution by us and by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support offered by us and by our competitors.

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

     We currently hold only one patent through our QPI subsidiary for its Photomotion product. Our software products are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by our software. We protect our software source code as trade secrets and make our proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints.

IF OUR DISTRIBUTORS REDUCE OR DISCONTINUE SALES OF OUR PRODUCTS, OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

     Our products are marketed and sold through a distribution channel of value added resellers, manufacturers' representatives, retail vendors, and systems integrators. We have a small network of dealers and distributors in the United States and internationally. We support our worldwide distribution network and end-user customers through operations headquartered in San Diego.

     Portions of our sales are made through distributors, who may carry competing product lines. These distributors could reduce or discontinue sales of our products, which could adversely affect us. These independent distributors may not devote the resources necessary to provide effective sales and marketing support of our products. In addition, we are dependent upon the continued viability and financial stability of these distributors, many of which are small organizations with limited capital. These distributors, in turn, are substantially dependent on general economic conditions and other unique factors affecting our markets.

INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES, AND WORKERS' COMPENSATION RATES WILL HAVE A SIGNIFICANT EFFECT ON OUR FUTURE FINANCIAL PERFORMANCE.

     Health insurance premiums, state unemployment taxes, and workers' compensation rates are, in part, determined by our PEO companies' claims experience, and comprise a significant portion of our direct costs. We employ risk management procedures in an attempt to control claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, should we experience a large increase in claims activity, the unemployment taxes, health insurance premiums, or workers' compensation insurance rates we pay could increase. Our ability to incorporate such increases into service fees to clients is generally constrained by contractual agreements with our clients. Consequently, we could experience a delay before such increases could be reflected in the service fees we charge. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

WE CARRY SUBSTANTIAL LIABILITY FOR WORKSITE EMPLOYEE PAYROLL AND BENEFITS COSTS.

     Under our client service agreements, we become a co-employer of worksite employees and we assume the obligations to pay the salaries, wages, and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not merely as an agent of the client company. Our obligations include responsibility for (a) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated service fee; and (2) providing benefits to worksite employees even if the costs incurred by us to provide such benefits exceed the fees paid by the client company. If a client company does not pay us, or if the costs of benefits provided to worksite employees exceed the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on the our financial condition or results of operations.

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

     While many states do not explicitly regulate PEOs, over 20 states have passed laws that have licensing or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs and, in some cases, codify and clarify the co-employment relationship for unemployment, workers' compensation, and other purposes under state law. There can be no assurance that we will be able to satisfy licensing requirements of other applicable relations for all states. Additionally, there can be no assurance that we will be able to renew our licenses in all states.

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

OUR STANDARD AGREEMENTS WITH PEO CLIENTS ARE SUBJECT TO CANCELLATION ON 60-DAYS WRITTEN NOTICE BY EITHER THE COMPANY OR THE CLIENT.

     Accordingly, the short-term nature of our client service agreements make us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. Additionally, our results of operations are dependent, in part, upon our ability to retain or replace client companies upon the termination or cancellation of our agreements.

A NUMBER OF PEO INDUSTRY LEGAL ISSUES REMAIN UNRESOLVED WITH RESPECT TO THE CO-EMPLOYMENT AGREEMENT BETWEEN A PEO AND ITS WORKSITE EMPLOYEES, INCLUDING QUESTIONS CONCERNING THE ULTIMATE LIABILITY FOR VIOLATIONS OF EMPLOYMENT AND DISCRIMINATION LAWS.

     Our client service agreement establishes a contractual division of responsibilities between our clients and us for various personnel management matters, including compliance with and liability under various government regulations. However, because we act as a co-employer, we may be subject to liability for violations of these or other laws despite these contractual provisions, even if we do not participate in such violations. Although our agreement provides that the client is to indemnify us for any liability attributable to the conduct of the client, we may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying such liabilities. Additionally, worksite employees may be deemed to be our agents, subjecting us to liability for the actions of such worksite employees.

IF THE SUPERIOR SECURITY INTEREST HELD BY IMPERIAL BANK IS REMOVED AND IF ALL OF THE LAWSUITS CURRENTLY FILED WERE DECIDED AGAINST US AND/OR ALL THE JUDGMENTS CURRENTLY OBTAINED AGAINST US WERE TO BE IMMEDIATELY COLLECTED, WE WOULD HAVE TO CEASE OUR OPERATIONS.

     Throughout fiscal 2001, 2002 and 2003, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3 million. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars. Should we be required to pay the full amount demanded in each of these claims and lawsuits, we may have to cease our operations. However, to date, the superior security interest held by Imperial Bank has prevented nearly all of these trade creditors from collecting on their judgments.

IF OUR OPERATIONS CONTINUE TO RESULT IN A NET LOSS, NEGATIVE WORKING CAPITAL AND A DECLINE IN NET WORTH, AND WE ARE UNABLE TO OBTAIN NEEDED FUNDING, WE MAY BE FORCED TO DISCONTINUE OPERATIONS.

     For several recent periods, up through the present, we had a net loss and negative working capital, which raises substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve revenue targets due to insufficient working capital. Our ability to continue operations will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. Although we have reduced our work force, suspended some of our operations, and entered into new market segments (financial services), if we are unable to achieve the necessary revenues or raise or obtain needed funding, we may be forced to discontinue operations.

IF AN OPERATIONAL RECEIVER IS REINSTATED TO CONTROL OUR OPERATIONS, WE MAY NOT BE ABLE TO CARRY OUT OUR BUSINESS PLAN.

     On August 20, 1999, at the request of Imperial Bank, our primary lender, the Superior Court, San Diego appointed an operational receiver to us. On August 23, 1999, the operational receiver took control of our day-to-day operations. On June 21, 2000, the Superior Court, San Diego issued an order dismissing the operational receiver as a part of a settlement of litigation with Imperial Bank pursuant to the Settlement Agreement effective as of June 20, 2000. The Settlement Agreement requires that we make monthly payments of $150,000 to Imperial Bank until the indebtedness is paid in full. This agreement does not require us to pay any interest unless we default on the settlement agreement and fail to cure the default. Regardless, we have continued to accrue interest on this debt until it has been paid and there is no possibility that such interest will become due and payable. However, in the future, without additional funding sufficient to satisfy Imperial Bank and our other creditors, as well as providing for our working capital, there can be no assurances that an operational receiver may not be reinstated. If an operational receiver is reinstated, we will not be able to expand our products nor will we have complete control over sales policies or the allocation of funds.

     The penalty for noncompliance of the Settlement Agreement is a stipulated judgment that allows Imperial Bank to immediately reinstate the operational receiver and begin liquidation proceedings against us. Our current arrangement with Imperial Bank reduces are monthly payments to $50,000.

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

WE HAVE NOT REMAINED CURRENT IN OUR PAYMENT OF FEDERAL AND STATE INCOME AND OTHER PAYROLL-RELATED TAXES WITHHELD IN OUR PEO BUSINESS.

     We have not been able to remain current in our payments of federal and state tax obligations related to our PEO operations. We are currently working with the Internal Revenue Service and state agencies to resolve these issues and establish repayment plans. If we are not able to establish repayment plans that allow us to continue our operations, we may be forced to cease doing business in the financial services marketplace.

ITEM  2.  PROPERTIES
--------------------

     ITEC owns no real property. We lease approximately 6,000 square feet of space in a facility located at 17075 Via Del Campo, San Diego, California 92127, at a monthly lease rate of $6,500. This facility houses corporate management, marketing, sales, engineering, and support offices. The lease expires in September 2005. However, ownership of this facility has changed and we are in discussions with the new owner terms upon which we may move to new facilities prior to the end of the lease.

     We also have month-to-month leases on small branch offices in Troy, Michigan, Tustin, California, and San Diego, CaliforniaWe have additional one year leases in Miami, Florida and Phoenix, Arizona, each with two year renewal options.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

     In October 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws and, in November 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. In January 2003, we entered into a Stipulation of Settlement with the plaintiffs. We agreed to pay the plaintiffs 5,000,000 shares of common stock and $200,000 in cash. The Parties have accepted the settlement. We have issued the shares, and our insurance carrier has paid the $200,000 cash payment. Pursuant to a hearing in May 2003 the Court provided approval to the settlement.

     On August 22, 2002, we were sued by our former landlord, Carmel Mountain #8 Associates, L.P. or past due rent on its former facilities at 15175 Innovation Drive, San Diego, CA 92127. The amount related to this obligation was included as an expense in the year ended June 30, 2003.

     ITEC was a party to a lawsuit filed by Symphony Partners, L.P. related to its acquisition of SourceOne Group, LLC. As reported on Form 8-K, dated July 22, 2003, the plaintiffs sought payment of $702 thousand. In June 2003, we entered into a settlement with the plaintiffs for a cash payment of $274 thousand, which has been paid.

     ITEC is one of dozens of companies sued by The Massachusetts Institute of Technology, et.al, `related to a patent held by the plaintiffs that may be related to part of the Company's ColorBlind software. Subsequent to the period reported in this filing, in June 2003, we entered into a settlement with the plaintiffs who have agreed to dismiss their claims against us with prejudice in exchange for a settlement fee payment of $10,000, which has been paid.

     We have been sued in Illinois state court along with AIA/Merriman, our insurance brokers, by the Arena Football League-2 ("AF2"). Damages payable to AF2, should they win the suit, could exceed $700,000. We expect to defend our position and rely on representations of our insurance brokers.

     Throughout fiscal 2000, 2001, and 2002, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3.0 million, which has been reduced to $1.8 million during the 2003. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars.

     In connection with ITEC's acquisition of controlling interest of Greenland Corporation, the following are the outstanding legal matters for Greenland
Corporation:

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

     Greenland entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of Greenland. After making the initial payment of $500,000, Intellicorp defaulted on the balance. Greenland sued for recovery of the unpaid $2,500,000. Greenland had issued 46,153,848 shares of common stock for the investment, which were returned to Greenland and cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. In June 2003, a judgment was entered in the Superior Court of the State of California, County of San Diego, against the defendants in favor of Greenland. The amount of the judgment was $3,950,640.02 and was comprised of an award of $2,950,640.02 for compensatory damages and an award of $1,000,000.00 for punitive damages. The Court found, by clear and convincing evidence, that the Defendants acted maliciously and with the intent to defraud Greenland when they entered into a private placement transaction to fund Greenland. The defendant's ability to pay is unknown. The appeal period has expired and we are beginning the collection process.

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

     Fund Recovery, a temporary staffing service filed a complaint against Greenland alleging breach of contract. A summary judgment motion is pending. Greenland recorded the liability amount of $14,000 in the consolidated financial statements.

     John Ellis has filed a demand for arbitration in San Diego County against Greenland seeking damages of approximately $70,000 for an alleged breach of contract action. Greenland believes it has valid defenses to the allegations. Mr. Ellis appears to have abandoned this action in arbitration and has elected to pursue a civil suit. However, arbitration action is proceeding .In addition, the parties are attempting mediation to avoid the cost and time of an arbitration proceeding.

John Ellis has filed an action in San Diego County against Greenland seeking damages of approximately $60,000 for an alleged breach of contract action. Greenland believes it has valid defenses to the allegations. This amount was recorded as a liability in the consolidated financial statements. Greenland has filed a motion to quash service of the civil action and to compel arbitration. The court has stayed the proceedings pending the progress and/or outcome of arbitration.

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

     In connection with the Company's acquisition of controlling interest of Quik Pix, Inc., we are unaware of any pending litigation.

     From time to time, Greenland and QPI may be involved in litigation relating to claims arising out of their operations in the normal course of business.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None.

PART  II
========

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY
---------------------------------------------------
                AND  RELATED  SHAREHOLDER  MATTERS
                ----------------------------------

     Our common stock is traded in the over-the-counter market, and quoted on the NASD Electronic Bulletin Board under the symbol: "IMTO".

     The following table sets forth the high and low bid quotations of ITEC common stock for the periods indicated as reported by the NASD Electronic Bulletin Board. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

                           High    Low
                           ------  -----
Year ended June 30, 2001*
     First quarter. . . .  $18.40  $1.00
     Second quarter . . .    6.00   1.00
     Third quarter. . . .    7.60   1.00
     Fourth quarter . . .    2.60   1.20
Year ended June 30, 2002
     First quarter. . . .  $ 0.07  $0.03
     Second quarter . . .    0.02   0.05
     Third quarter. . . .    0.05   0.01
     Fourth quarter . . .    0.04   0.01
Year ended June 30, 2003
     First quarter. . . .  $ 0.05  $0.01
     Second quarter . . .    0.04   0.01
     Third quarter. . . .    0.02   0.01
     Fourth quarter . . .    0.02   0.01

*  As  adjusted  for  a  1-for-20  reverse  split  in  August  2002

     The number of holders of record of our common stock, $.005 par value, including banks, brokers, and nominees, reported by our transfer agent, American Stock Transfer, was approximately 458 at June 30, 2003.

DIVIDENDS

     We have never declared nor paid any cash dividends on our common stock. We currently intend to retain earnings, if any, after any payment of dividends on our 5% Convertible Preferred Stock, for use in our business and therefore, do not anticipate paying any cash dividends on our common stock.

     Holders of the 5% Convertible Preferred Stock are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually, commencing on October 15, 1986. ITEC has never declared nor paid any cash dividends on the 5% Convertible Preferred Stock. Dividends in arrears at June 30, 2003 were $381 thousand.

     We do not anticipate paying dividends on the 5% Convertible Preferred Stock in the near future. However, the 5% Convertible Preferred Stock is convertible, at any time, into shares of ITEC common stock, at a price of $17.50 per common share. This conversion price is subject to certain anti-dilution adjustments, in the event of certain future stock splits or dividends, mergers, consolidations or other similar events. In addition, we shall reserve, and keep reserved, out of our authorized but un-issued shares of common stock, sufficient shares to effect the conversion of all shares of the 5% convertible preferred stock.

     On August 9, 2002, pursuant to shareholder authorization, we implemented a 1-for-20 reverse split of our common stock. All share and per share data in this Form 10-K have been retroactively restated to reflect this reverse stock split.

ITEM  6.SELECTED  FINANCIAL  DATA
---------------------------------

     The consolidated statement of operations data with respect to the five years ended June 30, 2003, and the consolidated balance sheet data at June 30 set forth below are derived from our consolidated financial statements included in Item 8 below. The consolidated financial statements for the years ended June 30, 1999, 2000, and 2001 were audited by Boros & Farrington APC, independent accountants; the consolidated financial statements for the year ended June 30, 2002 were audited by Stonefield Josephson, Inc. The financial statements for the year ended June 30, 2003 were audited by our current independent accountants, Pohl, McNabola, Berg & Company, LLP ("PMB"). The selected consolidated financial data set forth (in thousands, except per share data) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below, and the our consolidated financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of future results of operations.

Statement of Operations Data:
In thousands (except per share data)
                                                          2003       2002       2001       2000       1999
                                                      ---------  ---------  ---------  ---------  ---------
NET REVENUES
     Sales of products . . . . . . . . . . . . . . .  $    924   $  3,574   $  2,897   $  1,634   $ 16,417
     Software sales, licenses, and royalties . . . .       367        580        555        788        730
     PEO services. . . . . . . . . . . . . . . . . .     2,899      3,254          -          -          -
                                                      ---------  ---------  ---------  ---------  ---------
     Net total revenues. . . . . . . . . . . . . . .     4,190      7,408      3,452      2,422     17,147

COSTS AND EXPENSES
     Cost of products sold . . . . . . . . . . . . .       396      2,868      2,742      5,197     18,015
     Cost of software sales, licenses and royalties.        90         99          -          -          -
     Cost of PEO services. . . . . . . . . . . . . .     1,813      2,389          -          -          -
     Selling, general, and administrative. . . . . .     7,586     12,442      8,720      7,780     13,707
     Research and development. . . . . . . . . . . .         -          -        250      1,929      2,033
     Special charges . . . . . . . . . . . . . . . .         -          -          -          -      5,181
                                                      ---------  ---------  ---------  ---------  ---------
                                                         9,885     17,778     11,712     14,906     38,936

LOSS FROM OPERATIONS . . . . . . . . . . . . . . . .    (5,695)   (10,390)    (8,260)   (12,484)   (21,789)

NET LOSS . . . . . . . . . . . . . . . . . . . . . .  $ (6,855   $(13,688)  $ (9,888)  $(14,198)  $(25,129)

LOSS PER COMMON SHARE
     Basic and diluted . . . . . . . . . . . . . . .  $  (0.07)  $  (1.12)  $  (1.51)  $  (4.05)  $ (37.60)

Balance Sheet Data:
In thousands
                                                          2003       2002       2001       2000       1999
                                                      ---------  ---------  ---------  ---------  ---------

     Cash and cash equivalents . . . . . . . . . . .  $  1,223   $     43   $     35   $    291   $     75
     Working Capital . . . . . . . . . . . . . . . .   (28,446)   (20,751)   (16,920)   (14,532)   (16,519)
     Total assets. . . . . . . . . . . . . . . . . .     7,595      1,180      1,212      1,683      7,250
     Long-term obligations . . . . . . . . . . . . .     1,364          -          -          -          -
     Preferred stock . . . . . . . . . . . . . . . .       420        420        420        420      6,875
     Total shareholders' deficit . . . . . . . . . .   (24,901)   (20,427)   (16,110)   (13,854)   (12,432)

ITEM  7.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
-------------------------------------------------------------------------
                AND  RESULTS  OF  OPERATIONS
                ----------------------------

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the
future.   Forward-looking  statements  include  statements  regarding:  future product or product development; future research and development spending and our product development strategies, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; our inability to retain key employees; our inability to obtain sufficient financing to continue to expand operations; and changes in demand for products by our customers.

OVERVIEW
--------

     We provide a variety of financial services to small and medium-size businesses. These services allow our customers to outsource many human resources tasks, including payroll processing, workers' compensation insurance, health insurance, employee benefits, 401k investment services, personal financial management, and income tax consultation. In November 2001, we began to provide these services to relieve some of the negative impact they have on the business operations of our existing and potential customers. To this end, through strategic acquisitions, we became a professional employer organization ("PEO").

     We provide financial services principally through our wholly-owned SourceOne Group, Inc. ("SOG") subsidiary, which includes several operating units, including ProSportsHR , MedicalHR , and CallCenterHR . These units provide a broad range of financial services, including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, and (in the case of MedicalHR and CallCenterHR), temporary staffing services, to small and medium-sized businesses.

     In January 2003, we completed the acquisition of controlling interest (approximately 85%) in the shares of Greenland Corporation. Greenland shares are traded on the NASD Electronic Bulletin Board under the symbol GRLC. Greenland is a financial services company, whose wholly-owned ExpertHR subsidiary provides the same services as SOG. Greenland's wholly-owned Check Central, Inc. subsidiary Greenland's Check Central subsidiary is an information technology company that has developed the Check Central Solutions' transaction processing system software and related MAXcash Automated Banking Machine (ABM kiosk designed to provide self-service check cashing and ATM-banking functionality.

     In January 2003, we completed the acquisition of a controlling interest (85%) in the shares of Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. QPI is a visual marketing support firm located in Buena Park, California. Its principal service is to provide photographic and digital images mounted for customer displays in tradeshow and other displays .Its principal product, PhotoMotion is a patented color medium of multi-image transparencies. The process uses existing originals to create the illusion of movement, and allows for three to five distinct images to be displayed with an existing lightbox.

     In prior years, we were principally involved in the development and distribution of imaging products. Our core technologies are related to the design and development of software products that improve the accuracy of color reproduction. Our ColorBlind software provides color management to improve the accuracy of color reproduction - especially as it relates to matching color between different devices in a network, such as monitors and printers. These products are supported and distributed by QPI. Additionally, we market our ColorBlind software products on the Internet through our color.com website.

     As of the end of fiscal 2003, our business continues to experience operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several periods due to anticipated changes in the Company's business as these changes relate to increased sales of financial services, potential acquisitions of new businesses, changes in product lines, and the potential for discontinuing certain components of the business.

     Our current strategy is: (1) to expand its financial services business; (2) to commercialize its own technology, which is embodied in its ColorBlind Color Management software, (3) to market Photomotion images through sales and licensing to distributors in international markets; and (4) to operate and improve our e-commerce initiatives in order to sell our products and services.

     To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our June 30, 2003 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

     There can be no assurance, however, that we will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce, or eliminate some or all of our planned activities, including any potential mergers or acquisitions. Our inability to fund our capital requirements would have a material adverse effect on the Company. Also see "Liquidity and Capital Resources." and "Item 1. Business - Risks and Uncertainties - Future Capital Needs."

RESTRUCTURING  AND  NEW  BUSINESS  UNITS

     In July 2001, we temporarily suspended our printer controller development and manufacturing operations in favor of selling products from other companies to its customers. We continue to sell proprietary imaging products, including our ColorBlind suite of color management software.

     During the year-ended June 30, 2003, we suspended our sales efforts related to the resale of products from other manufacturers, including printers, copiers, and other digital imaging products. We may begin selling such products again, in the future, principally to our financial services customer base.

ACQUISITION  AND  SALE  OF  BUSINESS  UNITS

     In December 2000, we acquired all of the shares of EduAdvantage.com, Inc., an internet sales organization that sells computer hardware and software products to educational institutions and other customers via its websites: www.eduadvantage.com and www.soft4u.com. During fiscal 2001, we began integrating EduAdvantage operations. However, these operations were not profitable. At present, and until we can determine our comprehensive strategy related to internet marketing, we have suspended these operations.

     In October 2001, we acquired certain assets, for stock, related to our office products and services business activities, representing $250,000 of inventories, fixed assets, and accounts receivable. These assets have been written off.

     In November 2001, we acquired SOG and we operate it as a wholly-owned subsidiary. SOG provides financial services, including payroll administration, employer and employee benefit plans, health and workers' compensation insurance programs, personnel records management, employer liability management, and other services to small and medium-sized businesses. SOG also includes several operating units, including MedicalHR, CallCenterHR, and ProSportsHR.

     In March 2002, we acquired all of the outstanding shares of EnStructure, Inc. ("EnStructure), a PEO company, for restricted ITEC common stock. The terms of the acquisition were defined in the acquisition agreement, which was exhibited as part of our Form 8-K, dated March 28, 2002. EnStructure has no operations at this time.

     In May 2002, we entered into an agreement to acquire Dream Canvas, Inc., ("DCT"), a Japanese corporation, that developed machines used for the automated printing of custom stickers, popular in the Japanese consumer market. We completed the acquisition of DCT in October 2002 and paid the sum of $40,000 with the issuance of 100,000 shares of ITEC common stock. In December 2002, we sold DCT to Baseline Worldwide Limited for $75,000 in cash, and reported the transaction on Form 8-K, filed on December 19, 2002.

     In July 2002, we entered into an agreement to acquire controlling interest in Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. On January 14, 2003, we completed the acquisition of shares, representing controlling interest, of QPI. The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003.

     In August 2002, we entered into an agreement to acquire controlling interest in Greenland Corporation. Greenland shares are traded on the Electronic Bulletin Board under the symbol GRLC. On January 14, 2003, we completed the acquisition of shares, representing controlling interest, of Greenland. The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003

     In March 2003, we purchased certain PEO contracts from Staff Pro Leasing 2 and Staff Pro Leasing, Inc. for $269,000. The purchase price was paid via an initial cash payment of $45,000 and the remainder of the purchase price is in the form of a promissory note to be paid over 24 months. The value attributed to the purchased PEO contracts is included as a component of intangible assets in the accompanying consolidated balance sheet and is being amortized over the expected life of the contracts of 5 years.

     In April 2003, we formed a wholly-owned subsidiary of Greenland Corporation, ExpertHR Oklahoma. Subsequent to its formation, the new Company purchased a group of PEO clients for $921,000 of convertible preferred stock of Greenland Corporation. ExpertHR of Oklahoma, Inc., at that time, was a newly formed corporation whose only asset was the PEO contracts purchased by Greenland. The value attributed to the purchased PEO contracts of $921,000 is included as a component of intangible assets in the accompanying consolidated balance sheet and is being amortized over the expected life of the contracts of 5 years.

SPECIAL  CHARGES  AND  GAINS

     During the year ended June 30, 2003, we had a gain on extinguishment of debt of approximately $2.4 million. This gain resulted primarily from the write off of stale accounts payable as discussed below, as well as a gain on a settlement of a long-term note payable of $702,000, which was settled for $274,000 in cash resulting in a gain of $428,000, which is included in the $2.4 million. With respect to the write-off of accounts payable, we reviewed our accounts payable and determined that $2.0 million was associated with unsecured creditors. ITEC, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as extinguishment of debt.

RESULTS  OF  OPERATIONS
-----------------------

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

Previously, we included both components of our gross PEO billings in revenues (gross method) and related costs due primarily to the assumption of significant contractual rights and obligations associated with being an employer, including the obligation for the payment of the payroll costs of our worksite employees. We assume our employer obligations regardless of whether we collect our gross billings. After discussions with the Securities and Exchange Commission staff, we have changed our presentation of revenues and related costs from the gross method to an approach that presents our revenues net of worksite employee payroll costs (net method) primarily because we are not generally responsible for the output and quality of work performed by the worksite employees.

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

NET  REVENUES

     Revenues were $4.2 million, $7.4 million, and $3.5 million, for the fiscal years ended June 30, 2003, 2002, and 2001, respectively. The decrease in total revenues in fiscal 2003 as compared with fiscal 2002 was due to a 69% decrease in product sales. During fiscal 2003, we concentrated primarily in building our financial services business segment. The increase in revenues in fiscal 2002 compared with fiscal 2001 was due primarily to revenues associated with acquired PEO operations.

Financial  Services
-------------------

     We recognize our revenues associated with our PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Our revenues are reported net of worksite employee payroll cost (net method). Our revenues from this business segment are affected by three primary sources - new client sales, client retention, and changes in existing clients through worksite employee new hires and layoffs.

     PEO revenues were $2.9 million for the year ended June 30, 2003. PEO revenues were $3.3 million for the year ended June 30, 2002. The decrease of $355 thousand (11%) was due to changes in the customer structure of SOG. Throughout fiscal 2003, we lost several customers due to changes in rates for services, particularly workers' compensation insurance. Additionally, we elected to terminate certain customers due to profitability concerns. We entered this business segment through acquisitions in November 2001. Consequently, there were no reported PEO revenues in the prior year. (Also see "Risk Factors" and the "Notes to the Consolidated Financial Statements" related to our PEO business.)

Imaging  Products
-----------------

     Sales of imaging products, consisting primarily of QPI photographic and digital reproduction services, ColorBlind software sales, and Photomotion Images, were $1.3 million, $4.2, and $3.5 million for the fiscal years ended June 30, 2003, 2002, and 2001, respectively. There were no sales related to QPI operations prior to its acquisition on January 14, 2003. The decrease of $2.1 million (69%) in product sales was due, primarily, to our suspension of sales of office-related products from other manufacturers and our concentration on providing financial services instead of the sale of imaging products. Prior to the year ended June 30, 2003, we were involved in the sale of a variety of imaging hardware and software products, many from other manufacturers. These products included printers, copiers, scanners, and other digital imaging products, which we no longer sell. Our current product lines are based upon our own technologies. Our persistent lack of sufficient working capital has had, and may continue to have, a negative adverse effect on imaging products sales.

The increase in product sales from fiscal 2002 as compared to fiscal 2001 was due to increased sales of imaging products such as copiers and printers.

We had $50,000 of revenues from license fees and royalties in the year ended June 30, 2003. License fees and royalties, were $580 thousand and $555 thousand for the fiscal years ended June 30, 2002 and 2001, respectively. Since we suspended our controller technology development efforts, license fees and royalties have been associated with our ColorBlind software technology.

COST  OF  PRODUCTS  SOLD

Financial  Services
-------------------

     Our primary costs related to financial (PEO) services include payroll taxes, benefits, and workers' compensation insurance. The costs of PEO services were $1.8 million (63% of PEO revenues), for the year ended June 30, 2003; and $2.4 million (73% of PEO revenues) for the year ended June 30, 2002. The 10% increase in profit margin is primarily due to the securing of worker's compensation policy coverages, which generated a greater profit margin than expected in our SOG subsidiary. We began providing PEO services pursuant to acquisitions in the prior fiscal year. Accordingly, there are no comparative results for the prior year periods. (Also see "Risk Factors" related to our PEO business.)

Imaging  Products
-----------------

     Cost of products sold were $486 thousand (38% of product sales), $2.9 million (71% of product sales), and $2.7 million (95% of product sales), for the fiscal years ended June 30, 2003, 2002, and 2001, respectively. The increase in profitability over the three-year period was due primarily to changes in the mix of products we sell, which had the effect of increasing overall profit margins. We have been able to maintain reasonable profit margins on sales of products. Software products, in particular, provide significantly higher profit margins than hardware products such as printers, plotters, and copiers.

     There were no costs associated with licensing and royalties in the year ended June 30, 2003. Costs were $99,000 (17% of licensing and royalty revenues) in the year ended June 30, 2002. There were no costs in the prior fiscal year.

SELLING,  GENERAL,  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses were $7.6 million (181% of total revenues), $12.4 million (49% of total revenues), and $8.7 million (253% of total revenues), for the fiscal years ended June 30, 2003, 2002, and 2001, respectively. Selling, general and administrative expenses consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities, consulting, advertising, and other marketing related expenses.

     The 39% decrease in selling, general and administrative expenses in fiscal 2003 as compared to fiscal 2002 was due, primarily, reductions in employees and facilities, which was made possible by changing our main business focus to providing financial services instead of imaging products sales and distribution; and to smaller fees and expenses related to financing activities.

     During the year ended June 30, 2002, we took a charge of $1.9 million related to the write off of goodwill associated with our acquisition of EduAdvantage.com in December 2000 and SOG in November 2001. While overall selling, general and administrative expenses increased $3.7 million (43%) during fiscal 2002 as compared with fiscal 2001, there was a decrease in these expenses as a percentage of revenues due primarily to the additional revenues associated with our PEO business.

RESEARCH  AND  DEVELOPMENT

     There were no research and development expenses for the years ended June 30, 2003 and 2002. There were research and development expenses of $250 thousand for the year ended June 30, 2001. In fiscal 2001 the Company substantially reduced its research and development activities and, in July 2001, suspended its printer controller development and manufacturing operations. Current research and development activities are associated with our ColorBlind software product line.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, we have financed our operations primarily through cash generated from operations, debt financing, and from the sale of equity securities.

     In December 2000, the Company entered into a Convertible Note Purchase Agreement for $850,000, bearing an annual interest rate of 8%, due December 2003. The Note is convertible into the Company's common stock. As of October 15, 2003, $675 thousand had been converted into common stock.

     In  July  2001,  we  entered into a Convertible Note Purchase Agreement for
$1,000,000, bearing an annual interest rate of 8%, due July 2004. The Note is convertible into ITEC common stock. As of October 15, 2003, there were no conversions.

     In September 2001, we entered into a Convertible Note Purchase Agreement for $300,000, bearing an interest rate of 8%, due September 2004. The Note is convertible into ITEC common stock. As of October 15, 2003, there were no conversions.

     In November 2001, we entered into a Convertible Note Purchase Agreement for $200,000, bearing an interest rate of 8% due November 7, 2004. The Note is convertible into ITEC common stock. As of October 15, 2003, there were no conversions.

     In January 2002, we entered into a Convertible Note Purchase Agreement for $500,000, bearing an interest rate of 8% due January 22, 2002. The Note is convertible into ITEC common stock. As of October 15, 2003, there were no conversions.

     We continue to pursue additional financings to fund our operations and growth. There can be no assurance, however, that we will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company. (Also see "Item 1. Business--Risks and Uncertainties--Future Capital Needs.")

     As of June 30, 2003, we had negative working capital of approximately $28.4 million, an increase of $7.6 million from June 30, 2002. The increase is primarily due to the effect of operating losses and the difficulty in obtaining sufficient long-term debt and equity financing.

     Net cash provided by operating activities was $1,1 million compared to net cash used for operating activities of $2.5 million in fiscal 2002 and $3.5 million in fiscal 2001. The changes are due to gains realized for the settlement of liabilities.

     Net cash used for investing activities was $101 thousand in fiscal 2003 compared to $197 thousand in fiscal 2002 and $171 thousand in fiscal 2001. The decrease of $96 thousand (49%) was due primarily to the absence of cash acquired in our 2002 acquisition of SOG.

     We have no material commitments for capital expenditures. Our 5% convertible preferred stock, which ranks prior to our common stock, carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at June 30, 2003, was approximately $381 thousand.

     Our capital requirements depend on numerous factors, including market acceptance of our services and products, the resources we devote to marketing and selling our services and products, and other factors. We anticipate that our capital requirements will increase in future periods as we reduce our debt and increase our sales and marketing efforts. The report of our independent auditors accompanying our June 30, 2003 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth.

     We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing.

     Subsequent to June 30, 2003, we issued an additional 109,963,339 shares of our common stock. Of this amount, 2,750,000 shares were issued due to exercise of warrants, 6,480,000 shares were used to pay consultants, and 100,733,339 shares were used to repay indebtedness; including convertible notes payable.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Not  applicable

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

     Pohl, NcNabola, Berg and Company ("PMB"), an independent auditing firm, is engaged to audit the consolidated financial statements of Imaging Technologies Corporation and subsidiaries and issue reports thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management.

     The Board of Directors, through the Audit Committee (composed entirely of independent Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee annually recommends to the Board of Directors the selection of the independent auditors and submits the selection for ratification by shareholders at the Company's annual meeting. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at June 30, 2003 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To reinforce complete independence, PMB has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

By:/s/  BRIAN  BONAR
   -----------------
Brian  Bonar
Chairman  of  the  Board,  President,  and  Chief  Executive  Officer

ITEM  8.

CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                        IMAGING TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                          JUNE 30, 2003, 2002, AND 2001

                                    CONTENTS




Independent Auditors' Report -June 30, 2003. . . . .  25
Independent Auditors' Report -June 30, 2002. . . . .  26
Independent Auditors' Report -June 30, 2001. . . . .  27
  Consolidated Balance Sheets. . . . . . . . . . . .  28
  Consolidated Statements of Operations. . . . . . .  29
  Consolidated Statement of Shareholders' Deficiency  30
  Consolidated Statements of Cash Flows. . . . . . .  31
  Notes to Consolidated Financial Statements . . . .  33

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders of Imaging Technologies Corporation

We have audited the accompanying consolidated balance sheet of Imaging Technologies Corporation and Subsidiaries as of June 30, 2003 and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imaging Technologies Corporation and Subsidiaries as of June 30, 2003 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with auditing standards generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, for the year ended June 30, 2003 the Company experienced a net loss of $6,855,000 and as of June 30, 2003, the Company had a negative working capital deficiency of $28,446,000 and had a negative shareholders' deficiency of $24,901,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  POHL,  McNABOLA,  BERG  &  COMPANY,  LLP
POHL,  McNABOLA,  BERG  &  COMPANY,  LLP
CERTIFIED  PUBLIC  ACCOUNTANTS

San  Francisco,  California
October  17,  2003

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

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          JUNE 30,
                                                                                          -----------------
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2003              2002
                                                                                          -----------------  ----------------

Current assets
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          1,223   $            43
     Accounts receivable, net of allowance of $725 and $280. . . . . . . . . . . . . . .               507               629
     Inventory, net of obsolescence reserve of $293 and $275 . . . . . . . . . . . . . .                15               151
     Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . .                20                33
                                                                                          -----------------  ----------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,765               856

Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,822                 -
Patents, net of accumulated amortization of $60. . . . . . . . . . . . . . . . . . . . .             1,558                 -
PEO contracts, net of accumulated amortization of $49. . . . . . . . . . . . . . . . . .             1,127                 -
Property and equipment, net of accumulated depreciation
  of $2,607 and $849 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               150               212
Worker's compensation deposit and other assets . . . . . . . . . . . . . . . . . . . . .               173               112
                                                                                          -----------------  ----------------

 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          7,595   $         1,180
                                                                                          =================  ================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
     Cash overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             87   $             -
     Borrowings under bank notes payable . . . . . . . . . . . . . . . . . . . . . . . .             3,170             3,295
     Notes payable, current portion (including related party
        note of $1,500). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,097             2,796
     Convertible debentures, net of discounts of $473 and $1,302 . . . . . . . . . . . .             1,427               803
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,647             7,343
     Obligation under capital lease. . . . . . . . . . . . . . . . . . . . . . . . . . .               405                 -
     PEO payroll taxes and other payroll deductions. . . . . . . . . . . . . . . . . . .             6,511               690
     PEO accrued worksite employee . . . . . . . . . . . . . . . . . . . . . . . . . . .               752               644
     Advances from related party . . . . . . . . . . . . . . . . . . . . . . . . . . . .               280               280
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,835             5,756
                                                                                          -----------------  ----------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .            30,211            21,607
                                                                                          -----------------  ----------------

Long-term liabilities:
     Long-term capital lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                28                 -
     Long term convertible debentures, less discounts of $245. . . . . . . . . . . . . .               430                 -
     Long-term notes payable (including related party note of $250). . . . . . . . . . .               906                 -
                                                                                          -----------------  ----------------
          Total long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .             1,364                 -
                                                                                          -----------------  ----------------

Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            31,575            21,607
                                                                                          -----------------  ----------------

Preferred stock - minority interest in subsidiary. . . . . . . . . . . . . . . . . . . .               921                 -

Commitments and contingencies (Note 12). . . . . . . . . . . . . . . . . . . . . . . . .                 -                 -

Shareholders' deficiency
     Series A convertible, redeemable preferred stock, $1,000
        par  value, 7,500 shares authorized, 420.5 shares issued
        and outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               420               420
     Common stock, $0.005 par value, 500,000,000 shares
           authorized; 181,232,063 and 21,929,365 shares
           issued and outstanding, respectively. . . . . . . . . . . . . . . . . . . . .               906               110
     Common stock warrants and options . . . . . . . . . . . . . . . . . . . . . . . . .               475               475
     Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            81,077            79,492
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (107,779)         (100,924)
                                                                                          -----------------  ----------------
          Total shareholders' deficiency . . . . . . . . . . . . . . . . . . . . . . . .           (24,901)          (20,427)
                                                                                          -----------------  ----------------
 Total liabilities and shareholders' deficiency. . . . . . . . . . . . . . . . . . . . .  $          7,595   $         1,180
                                                                                          =================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

(In thousands, except per share amounts)
                                                                                          FOR THE YEARS ENDED JUNE 30,
                                                                                                                   2003
                                                                                          ------------------------------
Revenues
     Sales of products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                         924
     Software sales, licenses and royalties. . . . . . . . . . . . . . . . . . . . . . .                            367
     PEO services (gross billings of  $10,946, $21,100, and
       zero, respectively; less worksite employee payroll costs of
       $8,029, $17,526, and zero, respectively). . . . . . . . . . . . . . . . . . . . .                          2,899
                                                                                          ------------------------------
 Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          4,190
                                                                                          ------------------------------

Costs of revenues
     Cost of products sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            396
     Cost of software sales, licenses and royalties. . . . . . . . . . . . . . . . . . .                             90
     Cost of PEO services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          1,813
                                                                                          ------------------------------
 Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          2,299
                                                                                          ------------------------------

Operating expenses
     Selling, general, and administrative. . . . . . . . . . . . . . . . . . . . . . . .                          7,586
     Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
                                                                                          ------------------------------
                                                                                                                  7,586
                                                                                          ------------------------------

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         (5,695)
                                                                                          ------------------------------

Other income (expense):
     Interest and finance costs, net . . . . . . . . . . . . . . . . . . . . . . . . . .                         (3,530)
     Gain on extinguishment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . .                          2,370
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
                                                                                          ------------------------------
                                                                                                                 (1,160)
                                                                                          ------------------------------

Loss before provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                         (6,855)

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
                                                                                          ------------------------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         (6,855)
Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (21)
                                                                                          ------------------------------
Net loss attributed to common shareholders . . . . . . . . . . . . . . . . . . . . . . .  $                      (6,876)
                                                                                          ==============================

Loss per common shares
     Basic and diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                       (0.07)
                                                                                          ==============================

Weighted average common shares -
     Basic and diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         96,316
                                                                                          ==============================

The accompanying notes are an integral part of these consolidated financial statements.


(In thousands, except per share amounts)

                                                                                                    2002             2001
                                                                                          ---------------  ---------------
Revenues
     Sales of products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        3,574   $        2,897
     Software sales, licenses and royalties. . . . . . . . . . . . . . . . . . . . . . .             580              555
     PEO services (gross billings of  $10,946, $21,100, and
       zero, respectively; less worksite employee payroll costs of
       $8,029, $17,526, and zero, respectively). . . . . . . . . . . . . . . . . . . . .           3,254                -
                                                                                          ---------------  ---------------
 Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,408            3,452
                                                                                          ---------------  ---------------

Costs of revenues
     Cost of products sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,868            2,742
     Cost of software sales, licenses and royalties. . . . . . . . . . . . . . . . . . .              99                -
     Cost of PEO services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,389                -
                                                                                          ---------------  ---------------
 Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,356            2,742
                                                                                          ---------------  ---------------

Operating expenses
     Selling, general, and administrative. . . . . . . . . . . . . . . . . . . . . . . .          12,442            8,720
     Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              250
                                                                                          ---------------  ---------------
                                                                                                  12,442            8,970
                                                                                          ---------------  ---------------

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,390)          (8,260)
                                                                                          ---------------  ---------------

Other income (expense):
     Interest and finance costs, net . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,298)          (1,628)
     Gain on extinguishment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                          ---------------  ---------------
                                                                                                  (3,298)          (1,628)
                                                                                          ---------------  ---------------

Loss before provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . .         (13,688)          (9,888)

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                          ---------------  ---------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (13,688)          (9,888)
Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (21)             (21)
                                                                                          ---------------  ---------------
Net loss attributed to common shareholders . . . . . . . . . . . . . . . . . . . . . . .  $      (13,709)  $       (9,909)
                                                                                          ===============  ===============

Loss per common shares
     Basic and diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (1.12)  $        (1.51)
                                                                                          ===============  ===============

Weighted average common shares -
     Basic and diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,201            6,574
                                                                                          ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                    YEARS ENDED JUNE 30, 2003, 2002, AND 2001
                        (in thousands, except share data)


                                                      SERIES A      SERIES D&E      COMMON
                                                      PREFERRED     PREFERRED       STOCK         COMMON
                                                      STOCK         STOCK           WARRANTS      STOCK
                                                      ------------  --------------  ------------  -----------
BALANCE, 6/30/2000 . . . . . . . . . . . . . . . . .          420                -            -            26
Issuance of common
   Cash (2,185,910). . . . . . . . . . . . . . . . .            -                -            -            11
   Acquisition (187,500) . . . . . . . . . . . . . .            -                -            -             1
   Software (60,000) . . . . . . . . . . . . . . . .            -                -            -             -
   Services (219,333). . . . . . . . . . . . . . . .            -                -            -             1
   Conversion of liabilities (913,757) . . . . . . .            -                -            -             5
Issuance of warrants . . . . . . . . . . . . . . . .            -                -          508             -
Exercise of warrants . . . . . . . . . . . . . . . .            -                -          (33)            -
Beneficial conversion on notes . . . . . . . . . . .            -                -            -             -
Net loss . . . . . . . . . . . . . . . . . . . . . .            -                -            -             -
                                                      ------------  --------------  ------------  -----------

BALANCE, 6/30/2001 . . . . . . . . . . . . . . . . .          420                -          475            44
Issuance of common
   Cash - exercise of options and warrants
                                                       (6,754,739)               -            -             -  34
   Business acquisition (500,000). . . . . . . . . .            -                -            -             1
   Asset purchase (250,000). . . . . . . . . . . . .            -                -            -             1
   Services (3,179,978). . . . . . . . . . . . . . .            -                -            -            16
   Conversion of liabilities (2,375,706) . . . . . .            -                -            -            12
   Exercise of warrants for services (323,889) . . .            -                -            -             2
Re-priced warrants & Options . . . . . . . . . . . .            -                -            -             -
Beneficial conversion on notes . . . . . . . . . . .            -                -            -             -
Value of warrants issued with notes. . . . . . . . .            -                -            -             -
Value of warrants issued for services. . . . . . . .            -                -            -             -
Value of options granted below fair value. . . . . .            -                -            -             -
Write-off of shareholder loan. . . . . . . . . . . .            -                -            -             -
Net loss . . . . . . . . . . . . . . . . . . . . . .            -                -            -             -
                                                      ------------  --------------  ------------  -----------

BALANCE, 6/30/2002 . . . . . . . . . . . . . . . . .          420                -          475           110
Issuance of common
   Cash - exercise of options and warrants (750,000)            -                -            -             4
   Business acquisition  (12,500,000). . . . . . . .            -                -            -            62
   Compensation (4,190,000). . . . . . . . . . . . .            -                -            -            21
   Services (92,733,499) . . . . . . . . . . . . . .            -                -            -           464
   Conversion of liabilities (46,549,199). . . . . .            -                -            -           233
   Exercise of warrants for services (2,580,000) . .            -                -            -            12
Beneficial conversion on notes . . . . . . . . . . .            -                -            -             -
Value of warrants issued for services. . . . . . . .            -                -            -             -
Sale of common stock of Greenland Corporation. . . .            -                -            -             -
Common stock and options of Greenland
    Corporation issued for services. . . . . . . . .            -                -            -             -
Conversion of debt for common stock of
   Greenland Corporation . . . . . . . . . . . . . .            -                -            -             -
Net loss . . . . . . . . . . . . . . . . . . . . . .            -                -            -             -
                                                      ------------  --------------  ------------  -----------

BALANCE, 6/30/2003 . . . . . . . . . . . . . . . . .  $       420   $            -  $       475   $       906
                                                      ============  ==============  ============  ===========

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                    YEARS ENDED JUNE 30, 2003, 2002, AND 2001
                        (in thousands, except share data)
                                    CONTINUED


                                                      PAID
                                                      IN            ACCUM.
                                                      CAPITAL       LOANS        DEFICIT     TOTAL
                                                      ------------  -----------  ----------  ---------
BALANCE, 6/30/2000 . . . . . . . . . . . . . . . . .       63,156         (105)    (77,348)   (13,851)
Issuance of common
   Cash (2,185,910). . . . . . . . . . . . . . . . .        5,200            -           -      5,211
   Acquisition (187,500) . . . . . . . . . . . . . .          272            -           -        273
   Software (60,000) . . . . . . . . . . . . . . . .          225            -           -        225
   Services (219,333). . . . . . . . . . . . . . . .          372            -           -        373
   Conversion of liabilities (913,757) . . . . . . .          670            -           -        675
Issuance of warrants . . . . . . . . . . . . . . . .            -            -           -        508
Exercise of warrants . . . . . . . . . . . . . . . .           33            -           -          -
Beneficial conversion on notes . . . . . . . . . . .          364            -           -        364
Net loss . . . . . . . . . . . . . . . . . . . . . .            -            -      (9,888)    (9,888)
                                                      ------------  -----------  ----------  ---------

BALANCE, 6/30/2001 . . . . . . . . . . . . . . . . .       70,292         (105)    (87,236)   (16,110)
Issuance of common
   Cash - exercise of options and warrants
                                                       (6,754,739)       1,635           -          -   1,669
   Business acquisition (500,000). . . . . . . . . .          299            -           -        300
   Asset purchase (250,000). . . . . . . . . . . . .          172            -           -        173
   Services (3,179,978). . . . . . . . . . . . . . .        1,359            -           -      1,375
   Conversion of liabilities (2,375,706) . . . . . .        1,281            -           -      1,293
   Exercise of warrants for services (323,889) . . .          105            -           -        107
Re-priced warrants & Options . . . . . . . . . . . .          215            -           -        215
Beneficial conversion on notes . . . . . . . . . . .          791            -           -        791
Value of warrants issued with notes. . . . . . . . .        1,209            -           -      1,209
Value of warrants issued for services. . . . . . . .        1,584            -           -      1,584
Value of options granted below fair value. . . . . .          550            -           -        550
Write-off of shareholder loan. . . . . . . . . . . .            -          105           -        105
Net loss . . . . . . . . . . . . . . . . . . . . . .            -            -     (13,688)   (13,688)
                                                      ------------  -----------  ----------  ---------

BALANCE, 6/30/2002 . . . . . . . . . . . . . . . . .       79,492            -    (100,924)   (20,427)
Issuance of common
   Cash - exercise of options and warrants (750,000)           29            -           -         33
   Business acquisition  (12,500,000). . . . . . . .           63            -           -        125
   Compensation (4,190,000). . . . . . . . . . . . .           21            -           -         42
   Services (92,733,499) . . . . . . . . . . . . . .          783            -           -      1,247
   Conversion of liabilities (46,549,199). . . . . .           46            -           -        279
   Exercise of warrants for services (2,580,000) . .          121            -           -        133
Beneficial conversion on notes . . . . . . . . . . .          273            -           -        273
Value of warrants issued for services. . . . . . . .           70            -           -         70
Sale of common stock of Greenland Corporation. . . .           25            -           -         25
Common stock and options of Greenland
    Corporation issued for services. . . . . . . . .          127            -           -        127
Conversion of debt for common stock of
   Greenland Corporation . . . . . . . . . . . . . .           27            -           -         27
Net loss . . . . . . . . . . . . . . . . . . . . . .            -            -     _(6,855)   _(6,855)
                                                      ------------  -----------  ----------  ---------

BALANCE, 6/30/2003 . . . . . . . . . . . . . . . . .  $    81,077   $        -   $(107,779)  $(24,901)
                                                      ============  ===========  ==========  =========

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)



                                                                                          FOR THE YEARS ENDED JUNE 30,
                                                                                          ------------------------------

                                                                                                                   2003
                                                                                          ------------------------------
Cash flows used for operating activities
----------------------------------------------------------------------------------------
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                      (6,855)
----------------------------------------------------------------------------------------  ------------------------------

   Adjustments to reconcile net loss to net
     cash used for operating activities
----------------------------------------------------------------------------------------
        Impairment expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            351
----------------------------------------------------------------------------------------  ------------------------------
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .                            217
----------------------------------------------------------------------------------------  ------------------------------
        Inventory reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
----------------------------------------------------------------------------------------  ------------------------------
        Change in allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . .                              -
----------------------------------------------------------------------------------------  ------------------------------
        Bad debt expense - shareholder loan. . . . . . . . . . . . . . . . . . . . . . .                              -
----------------------------------------------------------------------------------------  ------------------------------
        Stock issued for services. . . . . . . . . . . . . . . . . . . . . . . . . . . .                          1,416
----------------------------------------------------------------------------------------  ------------------------------
        Value of services for exercise price of warrants . . . . . . . . . . . . . . . .                            133
----------------------------------------------------------------------------------------  ------------------------------
        Value attributed to warrants issued for services . . . . . . . . . . . . . . . .                             70
----------------------------------------------------------------------------------------  ------------------------------
        Value of options granted below fair value. . . . . . . . . . . . . . . . . . . .                              -
----------------------------------------------------------------------------------------  ------------------------------
        Value of re-priced options and warrants. . . . . . . . . . . . . . . . . . . . .                              -
----------------------------------------------------------------------------------------  ------------------------------
        Amortization from beneficial conversion feature. . . . . . . . . . . . . . . . .                            380
----------------------------------------------------------------------------------------  ------------------------------
        Amortization of warrants issued with notes . . . . . . . . . . . . . . . . . . .                            477
----------------------------------------------------------------------------------------  ------------------------------
        Gain on settlement of liabilities. . . . . . . . . . . . . . . . . . . . . . . .                         (2,370)
----------------------------------------------------------------------------------------  ------------------------------
        Changes in operating assets and liabilities
----------------------------------------------------------------------------------------
           Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            390
----------------------------------------------------------------------------------------  ------------------------------
           Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            136
----------------------------------------------------------------------------------------  ------------------------------
           Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . .                             29
----------------------------------------------------------------------------------------  ------------------------------
           Worker's compensation deposit and other . . . . . . . . . . . . . . . . . . .                            (25)
----------------------------------------------------------------------------------------  ------------------------------
           PEO liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          5,929
----------------------------------------------------------------------------------------  ------------------------------
           Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .                            834
----------------------------------------------------------------------------------------  ------------------------------
               Net cash provided by (used for)
                   operating activities. . . . . . . . . . . . . . . . . . . . . . . . .                          1,112
----------------------------------------------------------------------------------------  ------------------------------

Cash flows provided by (used for) investing activities
----------------------------------------------------------------------------------------
   Cash (paid for) acquired in acquisition . . . . . . . . . . . . . . . . . . . . . . .                            (45)
----------------------------------------------------------------------------------------  ------------------------------
   Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
----------------------------------------------------------------------------------------  ------------------------------
               Net cash provided by (used for)
                   investing activities. . . . . . . . . . . . . . . . . . . . . . . . .                            (45)
----------------------------------------------------------------------------------------  ------------------------------

Cash flows provided by financing activities
----------------------------------------------------------------------------------------
   Cash overdraft, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             87
----------------------------------------------------------------------------------------  ------------------------------
   Payments under bank notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .                           (125)
----------------------------------------------------------------------------------------  ------------------------------
   Issuance of short term notes payable. . . . . . . . . . . . . . . . . . . . . . . . .                              -
----------------------------------------------------------------------------------------  ------------------------------
   Net proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . .                             58
----------------------------------------------------------------------------------------  ------------------------------
   Proceeds from convertible debentures. . . . . . . . . . . . . . . . . . . . . . . . .                            100
----------------------------------------------------------------------------------------  ------------------------------
   Payment on capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . .                             (7)
----------------------------------------------------------------------------------------  ------------------------------
   Repayment of short term notes payable . . . . . . . . . . . . . . . . . . . . . . . .                              -
----------------------------------------------------------------------------------------  ------------------------------
               Net cash provided by (used in)
                   financing activities. . . . . . . . . . . . . . . . . . . . . . . . .                            113
----------------------------------------------------------------------------------------  ------------------------------

Net increase (decrease) in cash and cash
    equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          1,180
----------------------------------------------------------------------------------------  ------------------------------
Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . . . . . . .                             43
----------------------------------------------------------------------------------------  ------------------------------
Cash and cash equivalents, end of year . . . . . . . . . . . . . . . . . . . . . . . . .  $                       1,223
----------------------------------------------------------------------------------------  ==============================

The accompanying notes are an integral part of these consolidated financial statements.








                                                                                                  2002             2001
                                                                                          -------------  ---------------
Cash flows used for operating activities
----------------------------------------------------------------------------------------
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (13,688)  $       (9,888)
----------------------------------------------------------------------------------------  -------------  ---------------

   Adjustments to reconcile net loss to net
     cash used for operating activities
----------------------------------------------------------------------------------------
        Impairment expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,750                -
----------------------------------------------------------------------------------------  -------------  ---------------
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .           274              806
----------------------------------------------------------------------------------------  -------------  ---------------
        Inventory reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           275                -
----------------------------------------------------------------------------------------  -------------  ---------------
        Change in allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . .           (37)               -
----------------------------------------------------------------------------------------  -------------  ---------------
        Bad debt expense - shareholder loan. . . . . . . . . . . . . . . . . . . . . . .           105                -
----------------------------------------------------------------------------------------  -------------  ---------------
        Stock issued for services. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,375              373
----------------------------------------------------------------------------------------  -------------  ---------------
        Value of services for exercise price of warrants . . . . . . . . . . . . . . . .           107                -
----------------------------------------------------------------------------------------  -------------  ---------------
        Value attributed to warrants issued for services . . . . . . . . . . . . . . . .         1,584              508
----------------------------------------------------------------------------------------  -------------  ---------------
        Value of options granted below fair value. . . . . . . . . . . . . . . . . . . .           550                -
----------------------------------------------------------------------------------------  -------------  ---------------
        Value of re-priced options and warrants. . . . . . . . . . . . . . . . . . . . .           215                -
----------------------------------------------------------------------------------------  -------------  ---------------
        Amortization from beneficial conversion feature. . . . . . . . . . . . . . . . .           261              364
----------------------------------------------------------------------------------------  -------------  ---------------
        Amortization of warrants issued with notes . . . . . . . . . . . . . . . . . . .           437                -
----------------------------------------------------------------------------------------  -------------  ---------------
        Gain on settlement of liabilities. . . . . . . . . . . . . . . . . . . . . . . .             -                -
----------------------------------------------------------------------------------------  -------------  ---------------
        Changes in operating assets and liabilities
----------------------------------------------------------------------------------------
           Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           628              117
----------------------------------------------------------------------------------------  -------------  ---------------
           Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (326)             153
----------------------------------------------------------------------------------------  -------------  ---------------
           Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . .           281              303
----------------------------------------------------------------------------------------  -------------  ---------------
           Worker's compensation deposit and other . . . . . . . . . . . . . . . . . . .           112                -
----------------------------------------------------------------------------------------  -------------  ---------------
           PEO liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (45)               -
----------------------------------------------------------------------------------------  -------------  ---------------
           Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .         3,602            1,924
----------------------------------------------------------------------------------------  -------------  ---------------
               Net cash provided by (used for)
                   operating activities. . . . . . . . . . . . . . . . . . . . . . . . .        (2,540)          (5,340)
----------------------------------------------------------------------------------------  -------------  ---------------

Cash flows provided by (used for) investing activities
----------------------------------------------------------------------------------------
   Cash (paid for) acquired in acquisition . . . . . . . . . . . . . . . . . . . . . . .           215                -
----------------------------------------------------------------------------------------  -------------  ---------------
   Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (18)            (171)
----------------------------------------------------------------------------------------  -------------  ---------------
               Net cash provided by (used for)
                   investing activities. . . . . . . . . . . . . . . . . . . . . . . . .           197             (171)
----------------------------------------------------------------------------------------  -------------  ---------------

Cash flows provided by financing activities
----------------------------------------------------------------------------------------
   Cash overdraft, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                -
----------------------------------------------------------------------------------------  -------------  ---------------
   Payments under bank notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,023)          (1,447)
----------------------------------------------------------------------------------------  -------------  ---------------
   Issuance of short term notes payable. . . . . . . . . . . . . . . . . . . . . . . . .           555            1,491
----------------------------------------------------------------------------------------  -------------  ---------------
   Net proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . .         1,669            5,211
----------------------------------------------------------------------------------------  -------------  ---------------
   Proceeds from convertible debentures. . . . . . . . . . . . . . . . . . . . . . . . .         1,400                -
----------------------------------------------------------------------------------------  -------------  ---------------
   Payment on capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . .             -                -
----------------------------------------------------------------------------------------  -------------  ---------------
   Repayment of short term notes payable . . . . . . . . . . . . . . . . . . . . . . . .          (250)               -
----------------------------------------------------------------------------------------  -------------  ---------------
               Net cash provided by (used in)
                   financing activities. . . . . . . . . . . . . . . . . . . . . . . . .         2,351            5,255
----------------------------------------------------------------------------------------  -------------  ---------------

Net increase (decrease) in cash and cash
    equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8             (256)
----------------------------------------------------------------------------------------  -------------  ---------------
Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . . . . . . .            35              291
----------------------------------------------------------------------------------------  -------------  ---------------
Cash and cash equivalents, end of year . . . . . . . . . . . . . . . . . . . . . . . . .  $         43   $           35
----------------------------------------------------------------------------------------  =============  ===============

The accompanying notes are an integral part of these consolidated financial statements.


                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                        (in thousands, except share data)




NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------
                                                                                         FOR THE YEARS ENDED JUNE 30,
                                                                                                                  2003      2002
                                                                                         ------------------------------  --------
     Conversion of convertible debentures into
        common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                         164   $    70
     Conversion of  notes payable into common stock . . . . . . . . . . . . . . . . . .                              -     1,043
     Conversion of accounts payable and accrued
          liabilities into common/preferred stock . . . . . . . . . . . . . . . . . . .                            115       160
     Stock issued for purchase of assets. . . . . . . . . . . . . . . . . . . . . . . .                              -       173
     Net assets acquired in business combinations
          Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -       215
          Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            268     1,162
          Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             34       206
          Property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .                            101        21
          Goodwill and other intangible assets. . . . . . . . . . . . . . . . . . . . .                          4,736     1,337
          Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . .                         (4,186)   (1,493)
          Notes payable and capital lease . . . . . . . . . . . . . . . . . . . . . . .                           (846)     (200)

Supplemental disclosure of cash flow information
          Cash paid during the year for interest. . . . . . . . . . . . . . . . . . . .                              -         -
          Cash paid during the year for income taxes. . . . . . . . . . . . . . . . . .                              -         -

The accompanying notes are an integral part of these consolidated financial statements.

NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------

                                                                                          2001
                                                                                         ------
     Conversion of convertible debentures into
        common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 675
     Conversion of  notes payable into common stock . . . . . . . . . . . . . . . . . .      -
     Conversion of accounts payable and accrued
          liabilities into common/preferred stock . . . . . . . . . . . . . . . . . . .      -
     Stock issued for purchase of assets. . . . . . . . . . . . . . . . . . . . . . . .    225
     Net assets acquired in business combinations
          Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -
          Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -
          Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     79
          Property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
          Goodwill and other intangible assets. . . . . . . . . . . . . . . . . . . . .    686
          Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . .   (495)
          Notes payable and capital lease . . . . . . . . . . . . . . . . . . . . . . .      -

Supplemental disclosure of cash flow information
          Cash paid during the year for interest. . . . . . . . . . . . . . . . . . . .    283
          Cash paid during the year for income taxes. . . . . . . . . . . . . . . . . .      -

The accompanying notes are an integral part of these consolidated financial statements.


                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------

Basis  of  Presentation
-----------------------

The accompanying consolidated financial statements include the accounts of Imaging Technologies Corporation, ("ITEC" or the "Company") formerly Personal Computer Products, Inc., incorporated under the laws of the state of California during March 1982 and subsequently reincorporated under the laws of the state of Delaware during May 1983, and its following active majority owned subsidiaries (there are eight inactive subsidiaries not listed):

a) SourceOne Group, Inc., ("SourceOne"), incorporated under the laws of the state of Delaware on November 9, 2001 (owned 100% by the Company);

b) EnStructure, Inc. ("EnStructure"), incorporated under the laws of the state of Nevada on May 10, 2001 (owned 100% by the Company);

c) Dealseekers.com, Inc., ("Dealseekers"), incorporated under the laws of the state of Delaware on May 7, 1999 (owned 71.4% by the Company);

d) Quik Pix, Inc. ("QPI"), incorporated under the laws of the state of California in 1980 and, as a result of a merger, reincorporated as a Delaware corporation in March 2000 (owned 85% by the Company); and

e) Greenland Corporation ("Greenland"), incorporated under the laws of the state of Nevada as Zebu, Inc. in July 1986, and renamed Greenland in September 1994 (approximately 88% owned by the Company). ). Greenland also has two wholly-owned subsidiaries that are included in the consolidated financial statements.

All  significant  inter-company  accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2003, the Company experienced a net loss of $6,855,000 and as of June 30, 2003, the Company had a negative working capital deficiency of $28,446,000 and had a negative shareholders' deficiency of $24,901,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also delinquent in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the NASDAQ and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a "penny stock." The Company's common stock does constitute a penny stock because the Company's common stock has a market price less than $5.00 per share, the Company's common stock is no longer quoted on NASDAQ and the Company's net tangible assets do not exceed $2,000,000. As the Company's common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving the Company's common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell the Company's common stock and the ability of shareholders to sell the Company's common stock in the secondary market would be limited. As a result, the market liquidity for the Company's common stock would be severely and adversely affected. The Company's management can provide no assurance that trading in the Company's common stock will not be subject to these or other regulations in the future, which would negatively affect the market for the Company's common stock.

In order for the Company to continue in existence, it must obtain additional funds to provide adequate working capital to finance operations, and begin to generate positive cash flows from its operations. During the years ended June 30, 2003, 2002 and 2001, the Company has raised an aggregate of $2,950,000 through the issuance of convertible debentures. However, there can be no assurance that the Company will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet the Company's capital requirements including compliance with the Imperial Bank settlement agreement. Any additional equity or convertible debt financings could result in substantial dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to delay, reduce or eliminate some or all of its planned activities, including any potential mergers or acquisitions. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. The Company is also looking at making strategic acquisitions of companies that have positive cash flows. The Company has also reduced is personnel and moved its corporate office in an effort to reduce operating costs. The financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

Nature  of  Business
--------------------

The  Company  business  operations  are  as  follows:

a) The Company is a financial services provider and a professional employer organization (PEO) that provides comprehensive personnel management services including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, and employer liability management;

b) The Company also develops and mounts photographic and digital images for use in display advertising for tradeshows, building interiors, and other point-of-sale locations; and

c) The Company designs, develops and sells digital imaging solutions and color management software products for use in graphics, publishing, digital photography, and other business and technical markets.

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

Revenue  Recognition
--------------------

PEO  Service  Fees  and  Worksite  Employee  Payroll  Costs

The Company recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company's revenues are reported net of worksite employee payroll cost (net method). Pursuant to discussions with the Securities and Exchange Commission staff, the Company changed its presentation of revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because the Company is not generally responsible for the output and quality of work performed by the worksite employees.

In determining the pricing of the markup component of the gross billings, the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers' compensation costs, plus an acceptable gross profit margin. As a result, the Company's operating results are significantly impacted by the Company's ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of the Company's gross billings.

Consistent with its revenue recognition policy, the Company's direct costs do not include the payroll cost of its worksite employees. The Company's direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance premiums.

Sales  of  Products

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

Contingent  Liabilities

The Company accrues and discloses contingent liabilities in its consolidated financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. The Company has disclosed in its audited financial statements several issues that it believes are reasonably possible to occur, although it cannot determine the range of possible loss in all cases. As these issues develop, the Company will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, the Company would be required to accrue its estimated loss, which would reduce net income in the period that such determination was made.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Allowance  Method  Used  to  Record  Bad  Debts
-----------------------------------------------

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $725,000 and $280,000 at June 30, 2003, and June 30, 2002, respectively.

Inventory
---------

Inventory are valued at the lower of cost or market; cost being determined by the first-in, first-out method.

Long-Lived  Assets
------------------

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was an impairment charge recorded of $64,000 at June 30, 2003.

Goodwill  and  Intangible  Assets

Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amount. At June 30, 2003, intangible assets included the excess of the investment in Greenland Corporation over the fair market of the net assets acquired of approximately $2,822,000. The intangible assets were reviewed during 2003, in light of the Company's acquisition of Greenland Corp. and the resultant decline in the market value of Greenland's stock. This review indicated that the goodwill recorded as a result of the Greenland acquisition was impaired. Consequently, the carrying value of the Greenland goodwill totaling $296,000 was written off as a component of operating expenses during 2003.

At June 30, 2002, the Company wrote off $1,750,000 of related to intangible assets as the Company determined that such intangible assets have been impaired. The write off consisted of $569,000 of goodwill that was recorded as a result of the Company's acquisition of Eduadvantage.com in December 2000 and $1,181,000 of the customer list recorded as a result of the Company's acquisition of SourceOne Group in November 2001. The underlying businesses of both Eduadvantage.com and SourceOne Group lost a significant amount of the revenue base that was originally purchased by the Company and therefore, a write down of the intangible assets purchased in these acquisition is necessary since the performance on an undiscounted cash flow basis of the assets purchased is not sufficient to recover the intangible assets.

Patent  Costs
-------------

Patent  costs  include  direct  costs  of  obtaining  the patent.  Costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally over the life of the patent on a straight-line method. The cost of patents in process is not amortized until issuance. In the event of a patent being superseded, the unamortized costs are written off immediately. Accumulated amortization relating to the patent was approximately $60,000 at June 30, 2003, and none for 2002 and 2001

Other  Intangible  Assets  -  Purchased  PEO  Contracts
-------------------------------------------------------

Other intangible assets consist of purchased PEO contracts. Other intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful life, generally over the shorter of the definitive terms of the related agreements or five years. Accumulated amortization was $49,000 at June 30, 2003, and none for 2002 and 2001.

Advertising  Costs
------------------

The Company expenses advertising and promotion costs as incurred. During fiscal 2003, 2002 and 2001, the Company incurred advertising and promotion costs of approximately $22,000, $66,000 and $224,000, respectively.

Research  and  Development
--------------------------

Research  and  development  costs  are  charged  to  expense  as  incurred.

Loss  Per  Common  Share
------------------------

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended June 30, 2003: warrants - 6,002,356 and stock options - 34,158,100.

Offering  Costs
---------------

Offering costs including distribution fees, due diligence fees, wholesaling costs, legal and accounting fees, and printing are capitalized before the sale of the related stock and then charged against gross proceeds when the stock is sold.

Debt  Issuance  Costs
---------------------

Debt issuance costs are principally the values attributed to the detachable warrants issued in connection with the convertible debentures and the value of the preferential conversion feature associated with the convertible debentures. These debt issuance costs are accounted for in accordance with Emerging Issues Task Force ("EITF") 00-27 issued by the Financial Accounting Standards Board ("FASB").

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

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

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

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted under SFAS No. 123 to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS No. 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows for the years ended June 30:


(In thousands, except share amounts). . . .            2003               2002              2001
-------------------------------------------  ---------------  -----------------  ----------------

Net income (loss)
-------------------------------------------
   As reported. . . . . . . . . . . . . . .  $       (6,876)  $        (13,709)  $        (9,909)
-------------------------------------------  ---------------  -----------------  ----------------
Compensation recognized under APB No. 25. .               -                  -                 -
-------------------------------------------  ---------------  -----------------  ----------------
Compensation recognized under SFAS No. 123.            (425)              (942)                -
-------------------------------------------  ---------------  -----------------  ----------------
Pro forma . . . . . . . . . . . . . . . . .  $       (7,301)  $        (14,651)  $        (9,909)
-------------------------------------------  ===============  =================  ================

Basic earnings (loss) per share
-------------------------------------------
   As reported. . . . . . . . . . . . . . .  $        (0.07)  $          (1.12)  $         (1.51)
-------------------------------------------  ===============  =================  ================
   Pro forma. . . . . . . . . . . . . . . .  $        (0.08)  $          (1.20)  $         (1.51)
-------------------------------------------  ===============  =================  ================

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

The weighted average fair value of the options granted during fiscal years 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted in fiscal 2001. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:


                                  2003    2002   2001
                                -------  ------  ----

Fair value of options granted.  $0.015   $0.56   N/A
------------------------------  -------  ------  ----
Risk-free interest rate. . . .     3.5%    3.5%  N/A
------------------------------  -------  ------  ----
Expected life (years). . . . .       3       1   N/A
------------------------------  -------  ------  ----
Expected volatility. . . . . .     431%    179%  N/A
------------------------------  -------  ------  ----
Expected dividends . . . . . .       -       -   N.A
------------------------------  -------  ======  ====

Fair  Value  of  Financial  Instruments
---------------------------------------

For certain of the Company's financial instruments, including accounts receivable, bank overdraft, accounts payable, and accrued expenses, the carrying amounts approximate fair value, due to their relatively short maturities. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

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

Minority  Interest  in  Consolidated  Subsidiary
------------------------------------------------

"Minority interest in consolidated subsidiary" represents the minority stockholders' proportionate share of the equity of QPI. At June 30, 2003 the Company owned 88% of Greenland's capital stock, and has voting control. The Company's 88% controlling interest requires that Greenland's operations be included in the consolidated financial statements. The outstanding preferred stock of Greenland that is not owned by the Company is shown as "Preferred Stock
- minority interest in subsidiary" in the 2003 and 2002 Consolidated Balance Sheet.

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

2.     ACCOUNTS  RECEIVABLE
       --------------------

Accounts  receivable  consisted  of  the  following  as  of:


(In thousands). . . . . . . . . . . .  JUNE 30,
-------------------------------------  ----------
                                            2003    2002
                                       ----------  ------

Accounts receivable . . . . . . . . .  $   1,232   $ 909
-------------------------------------  ----------  ------
Less allowance for doubtful accounts.       (725)   (280)
-------------------------------------  ----------  ------
     Accounts receivable, net . . . .  $     507   $ 629
-------------------------------------  ==========  ======

The Company reviews accounts receivable periodically during the year for collectibility. An allowance for doubtful accounts and sales returns is established for any receivables whose collection is in doubt or for estimated returns.

3.     INVENTORY

The Company wrote down its inventory during the year ended June 30, 2003. Inventory consisted of the following as of:


(In thousands). . . . . . . .  JUNE 30,
-----------------------------  -----------------
                                           2003            2002
                               -----------------  --------------
Inventory
-----------------------------
     Materials and supples. .  $              -   $         261
-----------------------------  -----------------  --------------
     Finished goods . . . . .               308             165
-----------------------------  -----------------  --------------
                                            308             426
                               -----------------  --------------
     Less: Inventory reserve.              (293)           (275)
-----------------------------  -----------------  --------------
Inventory, net. . . . . . . .  $             15   $         151
-----------------------------  =================  ==============

4.     RELATED  PARTY  TRANSACTIONS

Transactions  with  a  Director  of  the  Company
-------------------------------------------------

A director of the Company is a majority shareholder in a consulting firm that provides management and public relations services to the Company. The Company accrued consulting fees and expenses to this consulting firm in the amount of approximately $120,000 and $60,000 in 2003 and 2002, respectively.

Transactions  with  Officers  and  Key  Executives
--------------------------------------------------

During 2003 and 2002, common stock with an aggregate fair market value of $60,000 and $444,000, respectively, was awarded to key executives as compensation and advances.

5.     PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  the  following  as  of:


(In thousands) . . . . . . . . . . .  JUNE 30,
------------------------------------  ---------------
                                                 2003   2002
                                      ---------------  -----
Property and equipment, net
------------------------------------
     Computers and other equipment .  $           150  $ 155
------------------------------------  ---------------  -----
     Office furniture and equipment.                -     57
------------------------------------  ---------------  -----
     Leasehold improvements. . . . .                -      -
------------------------------------  ---------------  -----
                                      $           150  $ 212
                                      ===============  =====

Depreciation and amortization expense for the years ended June 30, 2003, 2002, and 2001, was approximately, $200,000, $118,000 and $806,000, respectively.

6.     ACQUISITIONS

ExpertHR  of  Oklahoma
----------------------

Effective April 1, 2003, the Company formed a wholly-owned subsidiary of Greenland Corporation, ExpertHR Oklahoma. Subsequent to its formation, the new Company purchased a group of PEO clients for $921,000 of convertible preferred stock of Greenland Corporation. ExpertHR of Oklahoma, Inc., at that time, was a newly formed corporation whose only asset was the PEO contracts purchased by Greenland. The entire purchase price of the purchased contracts of $921,000 has been allocated to contracts in the accompanying consolidated balance sheet and is being amortized over the expected life of the contracts of 5 years

Greenland  Corporation
----------------------

On January 14, 2003, the Company completed the acquisition of shares, representing controlling interest, of Greenland Corporation ("Greenland"). Under the terms of the Greenland acquisition, ITEC acquired 19,183,390 shares of common stock of Greenland and received warrants to purchase an additional 95,319,510 shares of Greenland common stock contingent upon the contribution of certain PEO contracts to Greenland. The payment of the exercise price of the warrants was made via the contribution of the required PEO contracts. The purchase price was $2,225,000 in the form of a promissory note payable to Greenland and is convertible into shares of ITEC common stock, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. The promissory note of $2,225,000 is payable to Greenland and is eliminated during the consolidation.

The Company contributed the required PEO contracts to Greenland resulting in the warrants being exercised. 115.1 million Greenland common shares were issued to ITEC and delivered pursuant to the terms of the Closing Agreement. The conditions of the exercise of warrants pursuant to the Closing Agreement were met. Accordingly, ITEC holds voting rights to 115.1 million shares of Greenland common stock, representing approximately 85% of the total outstanding Greenland common shares.

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

Greenland's ExpertHR subsidiary provides professional employer services (PEO) to niche markets. Greenland's Check Central subsidiary is an information technology company that has developed the Check Central Solutions' transaction processing system software and related MAXcash Automated Banking Machine (ABM kiosk designed to provide self-service check cashing and ATM-banking functionality. Greenland's common stock trades on the OTC Bulletin Board under the symbol GRLC.

Pursuant to the terms of the Agreement, the actual purchase price was $0, based on the stated purchase price of $2,225,000 per the agreement less promissory note payable to $2,225,000 to Greenland, which was eliminated in the consolidation.

The operating results of Greenland beginning January 14, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $0 and is summarized and allocated as follows in accordance with SFAS No. 141 and 142:


(In thousands)
---------------------------------------
Other current assets. . . . . . . . . .  $                  4
---------------------------------------  ---------------------
Property and equipment. . . . . . . . .                    90
---------------------------------------  ---------------------
Other non-current assets. . . . . . . .                    18
---------------------------------------  ---------------------
Accounts payable and accrued expenses,
   and other current liabilities. . . .                (3,202)
---------------------------------------  ---------------------
Other long-term liabilities . . . . . .                   (28)
---------------------------------------  ---------------------
Goodwill. . . . . . . . . . . . . . . .                 3,118
---------------------------------------  ---------------------
Purchase price. . . . . . . . . . . . .  $                  -
---------------------------------------  =====================

The excess purchase price was allocated to goodwill, as there were no other identifiable intangible assets of Greenland in which to allocate part of the purchase price.

Quik  Pix,  Inc.
----------------

On January 14, 2003, ITEC completed its acquisition of approximately 85% of the issued and outstanding shares of common stock of Quik Pix, Inc. ("QPI"). The purchase price was 12,500,000 shares of ITEC restricted common stock valued at $125,000. In addition, ITEC agreed to pay $45,000 to a shareholder of QPI.

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

Pursuant to the terms of the Agreement, the actual purchase price was $170,000 based on the fair value of the common stock issued of $125,000 and the payable of $45,000 to a shareholder of QPI.

The operating results of QPI beginning January 14, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $170,000 and is summarized as follows in accordance with SFAS No. 141 and 142:


(In thousands)
---------------------------------------
Other current assets. . . . . . . . . .  $  280
---------------------------------------  -------
Property and equipment. . . . . . . . .      11
---------------------------------------  -------
Other non-current assets. . . . . . . .      18
---------------------------------------  -------
Accounts payable and accrued expenses,
   and other current liabilities. . . .    (865)
---------------------------------------  -------
Other long-term liabilities . . . . . .    (892)
---------------------------------------  -------
Patent. . . . . . . . . . . . . . . . .   1,618
---------------------------------------  -------
Purchase price. . . . . . . . . . . . .  $  170
---------------------------------------  =======

The excess purchase price of $1,618,000 was allocated to QPI's patent. QPI has a patent related to Photomotion images, which expires in July 2020. This intangible asset is being amortized over the remaining life of the patent.

Dream  Canvas  Technology,  Inc.
--------------------------------

The Company completed the acquisition of Dream Canvas Technology, Inc. (DCT) in October 2002 and paid the sum of $40,000 with the issuance of 100,000 shares of its common stock. In December 2002 the Company sold DCT to Baseline Worldwide Limited for $75,000 in cash. The Company reported this transaction on Form 8-K, filed on December 19, 2002, which is incorporated by reference.

SourceOne,  Inc.
----------------

On November 12, 2001, the Company acquired all of the outstanding shares of SourceOne, Inc. ("SourceOne") from Neotactix, Inc. for 500,000 shares (valued at $300,000) of the Company's common stock and the assumption of $750,000 of payments due SourceOne from Neotactix. The Company paid $250,000 in cash at closing. The balance of $500,000 is payable in cash or stock on a quarterly payment schedule beginning in April 2002. If the Company chooses to pay this debt in stock, the stock issued must be registered with the SEC and the price per share will be the best bid price on the day the payment is made. As of June 30, 2002, the Company has not made any additional payments, as there is currently a dispute over certain liabilities that have arisen since the purchase date.

SourceOne is a professional employer organization ("PEO") that provides comprehensive personnel management services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management.

The  following  summarized  the  fair  market  values  net  assets  acquired:


(In thousands)
-------------------------------------------

ASSETS
-------------------------------------------
   Cash and cash equivalents. . . . . . . .  $            215
-------------------------------------------  -----------------
   Accounts receivable. . . . . . . . . . .             1,162
-------------------------------------------  -----------------
   Equipment. . . . . . . . . . . . . . . .                21
-------------------------------------------  -----------------
   Other assets . . . . . . . . . . . . . .               206
-------------------------------------------  -----------------
      Total assets. . . . . . . . . . . . .             1,604
-------------------------------------------  -----------------

LIABILITIES
-------------------------------------------
   Accounts payable . . . . . . . . . . . .               (99)
-------------------------------------------  -----------------
   Payroll liabilities. . . . . . . . . . .            (1,379)
-------------------------------------------  -----------------
   Notes payable. . . . . . . . . . . . . .              (200)
-------------------------------------------  -----------------
   Other liabilities. . . . . . . . . . . .              (213)
-------------------------------------------  -----------------
      Total liabilities . . . . . . . . . .            (1,891)
-------------------------------------------  -----------------

Excess of liabilities over assets acquired.               287
-------------------------------------------  -----------------
Total consideration given . . . . . . . . .             1,050
-------------------------------------------  -----------------
       Customer list. . . . . . . . . . . .  $          1,337
-------------------------------------------  =================

The customer list purchased in the above acquisition was being amortized over a period of five years. The value of the customer list at the date of acquisition was greater than the excess purchase price so the entire excess purchase was allocated to the customer list.

EduAdvantage

Effective December 1, 2000, the Company acquired all of the outstanding shares of Eduadvantage.com in exchange for 175,000 of the Company's common stock.
EduAdvantage.com is a California corporation that is primarily engaged in a web-based business. The acquisition has been accounted for as a purchase transaction. The following summarized the net assets acquired.


(In thousands)
-------------------------------
Assets
-------------------------------
   Receivables. . . . . . . . .  $  78
-------------------------------  ------
   Equipment. . . . . . . . . .      3
-------------------------------  ------
   Goodwill . . . . . . . . . .    687
-------------------------------  ------
                                   768
                                 ------
Less assumption of liabilities.   (495)
-------------------------------  ------
Net assets acquired . . . . . .  $ 273
-------------------------------  ======

Asset  Acquisition

On March 1, 2003, the Company purchased certain PEO contracts from Staff Pro Leasing 2 and Staff Pro Leasing, Inc. for $269,483. The purchase price was paid via an initial cash payment of $44,915 and the remainder of the purchase price is in the form of a promissory note to be paid over 24 months. The entire purchase price is shown as contracts in the accompanying consolidated balance sheet and is being amortized over the expected life of the contracts of 5 years.

On October 25, 2001, the Company acquired certain assets from three related parties. These assets related to the Company's office products and services business activities, and represent an aggregate of $250,000, which included inventory, fixed assets and accounts receivable. The purchase price of the assets was 375,000 shares of the Company's common stock that was determined by the market price of the Company's common stock at the date of acquisition. -
The number of shares issued in this transaction was subsequently reduced to $250,000 thus reducing the purchase price to $173,333.

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the above-mentioned acquisitions had occurred as of the beginning of the periods presented. This information is provided for illustrative purposes only, and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at the beginnings of the periods presented, nor is it necessarily indicative of any future operating results.


(In thousands, except per share data)  YEAR ENDED JUNE 30,
-------------------------------------  ---------------------
                                                       2003       2002       2001
                                       ---------------------  ---------  ---------

Net revenue, as reported. . . . . . .  $              4,190   $  7,408   $  3.452
-------------------------------------  ---------------------  ---------  ---------
Net revenue, pro forma. . . . . . . .  $              4,473   $ 10,862   $  7,104
-------------------------------------  ---------------------  ---------  ---------

Net loss, as reported . . . . . . . .  $             (6,855)  $(13,688)  $ (9,888)
-------------------------------------  ---------------------  ---------  ---------
Net loss, pro forma . . . . . . . . .  $             (9,059)  $(20,877)  $(18,811)
-------------------------------------  ---------------------  ---------  ---------

Loss per share, as reported . . . . .  $              (0.07)  $  (1.12)  $  (1.51)
-------------------------------------  ---------------------  ---------  ---------
Loss per share, pro forma . . . . . .  $              (0.11)  $  (0.84)  $  (0.96)
-------------------------------------  ---------------------  ---------  ---------

7.     OTHER  ACCRUED  EXPENSES

Other  accrued  expenses  consisted  of  the  following  as  of:

(In thousands). . . . . . . . . . . . . . . .  JUNE 30,
                                                       2003       2002
                                               ------------  ---------

          Compensation and employee benefits.  $      2,130  $   1,542
          Interest. . . . . . . . . . . . . .         5,134      3,858
          Payroll and sales tax payable . . .           993          -
         IRS levy payable . . . . . . . . . .           105          -
         Penalties. . . . . . . . . . . . . .         1,886          -
         Commissions. . . . . . . . . . . . .           503          -
          Other . . . . . . . . . . . . . . .         1,084        356
                                               ------------  ---------
                                               $     11,835  $   5,756
                                               ============  =========

8.     DEBT

Borrowings  Under  Banks  Notes  Payable
----------------------------------------

On June 6, 2000, the Company entered into a settlement agreement with Imperial Bank ("Imperial"). Under this agreement, the Company would pay $150,000 per month until the balance was paid in full. Payments have been reduced to $100,000 per month through January 2002 and further reduced to $50,000 subsequent to January 2002. During the year ended June 30, 2002, the Company paid $1,023,000 toward this obligation. Due to the uncertainty regarding the Company's ability to meet its obligations and certain defaults under this agreement, the debt has been classified as current. The debt is accruing interest at 12.9% per annum, which will be waived if all principal payments are made timely. Accrued interest related to these notes due Imperial totaling $1,375,000 at June 30, 2003 is included in other accrued expenses. The debt is collateralized by substantially all assets of the Company. The balance due to Imperial at June 30, 2003 and 2002 was $1,490,000 and $1,615,000, respectively.

As of June 30, 2003 and 2002, the Company owed Export-Import Bank ("ExIm") $1,680,000 plus interest under a Working Capital Guarantee Facility whereby Imperial made a demand upon ExIm who responded by making a claim payment to Imperial. The note bears interest at 10% per annum. ExIm has made a demand for immediate payment and note is currently in default.

The  following  is  a  summary  of  the  borrowings  under  bank  notes payable:

(In thousands). . .  JUNE 30,
                              2003           2002
                     -------------  -------------
Imperial. . . . . .  $       1,490  $       1,615
Export-Import Bank.          1,680          1,680
                     -------------  -------------
   Total. . . . . .  $       3,170  $       3,295
                     =============  =============

Notes  Payable,  including  amounts  due  to  related  parties
--------------------------------------------------------------

The following summarizes short-term notes payable, which are in default, and due on demand:

(In thousands). . . . . . . . . . . . . . . . . . . .  JUNE 30,
                                                            2003      2002
                                                       ----------  --------
Payable to suppliers, 10% . . . . . . . . . . . . . .  $       -   $    41
Payable to shareholders, 8% . . . . . . . . . . . . .        150       515
Payable in connection with SourceOne acquisition, 10%          -       700
Payable in connection with QPI acquisition. . . . . .        575         -
Payable in connection with Greenland acquisition. . .        427         -
Payable in connection with acquisition of SraffPro. .         87         -
Payable to individual, 10%. . . . . . . . . . . . . .         14        40
Payable to related party. . . . . . . . . . . . . . .        250         -
Payable to a former directors, 16%. . . . . . . . . .      1,500     1,500
                                                       ----------  --------
                                                           3,003     2,796
Less current portion. . . . . . . . . . . . . . . . .     (2,097)   (2,796)
                                                       ----------  --------
Long-term portion . . . . . . . . . . . . . . . . . .  $     906   $     -
                                                       ==========  ========

Notes  payable  mature  as  follows:

(In thousands)
During the years ended June 30,
2004. . . . . . . . . . . . . . .  $2,097
2005. . . . . . . . . . . . . . .     906
2006. . . . . . . . . . . . . . .       -
2007. . . . . . . . . . . . . . .       -
                                   ------
       3,003
=================================

Convertible  Debentures
-----------------------

On December 12, 2000, the Company entered into a Convertible Note Purchase Agreement with Amro International, S.A., Balmore Funds, S.A. and Celeste Trust Reg. Pursuant to this agreement, the Company sold to each of the purchasers convertible promissory notes in the aggregate principal amount of $850,000 bearing interest at the rate of eight percent (8%) per annum, due December 12, 2003, each convertible into shares of the Company's common stock. Interest shall be payable, at the option of the purchasers, in cash or shares of common stock. At any time after the issuance of the notes, each note is convertible into such number of shares of common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note as of the date of conversion by (b) the lesser of (x) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days prior to December 12, 2000 and (y) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days having the lowest closing bid prices during the thirty (30) trading days prior to the conversion date. The Company has recognized interest expense of $364,000 relating to the beneficial conversion feature of the above notes. Additionally, the Company issued a warrant to each of the purchasers to purchase 502,008 shares of the Company's common stock at an exercise price equal to $1.50 per share. The purchasers may exercise the warrants through December 12, 2005. During fiscal 2003, 2002 and 2001, notes payable of $0, $0 and $675,000, respectively, was converted into the Company's common stock.

On July 26, 2001, the Company entered into a convertible note purchase agreement with certain investors whereby the Company sold to the investors a convertible debenture in the aggregate principal amount of $1,000,000 bearing interest at the rate of eight percent (8%) per annum, due July 26, 2004, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of
(x) $1.30 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, the Company issued a warrant to the investor to purchase 769,231 shares of the Company's common stock at an exercise price equal to $1.30 per share. The investor may exercise the warrant through July 26, 2006. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $492,000 and $508,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $492,000, respectively.

On September 21, 2001, the Company entered into a convertible note purchase agreement with an investor whereby the Company sold to the investor a convertible promissory note in the aggregate principal amount of $300,000 bearing interest at the rate of eight percent (8%) per annum, due September 21, 2004, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.532 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, the Company issued a warrant to the investor to purchase 565,410 shares of the Company's common stock at an exercise price equal to $0.76 per share. The investor may exercise the warrant through September 21, 2006. In December 2001, $70,000 of this note was converted into 209,039 shares of common stock. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $106,000 and $194,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $106,000, respectively.

On November 7, 2001, the Company entered into a convertible note purchase agreement with an investor whereby the Company sold to the investor a convertible promissory note in the aggregate principal amount of $200,000 bearing interest at the rate of eight percent (8%) per annum, due November 7, 2004, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.532 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, the Company issued a warrant to the investor to purchase 413,534 shares of the Company's common stock at an exercise price equal to $0.76 per share. The investor may exercise the warrant through November 7, 2006. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $92,000 and $108,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $92,000, respectively.

On January 22, 2002, the Company entered into a convertible note purchase agreement with an investor whereby the Company sold to the investor a convertible promissory note in the aggregate principal amount of $500,000 bearing interest at the rate of eight percent (8%) per annum, due January 22, 2003, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.332 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, the Company issued a warrant to the investor to purchase 3,313,253 shares of the Company's common stock at an exercise price equal to $0.332 per share. The investor may exercise the warrant through January 22, 2009. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $101,000 and $399,000, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $101,000, respectively.

On August 5, 2002, the Company entered into a convertible note purchase agreement with an investor in the aggregate principal amount of $100,000 bearing interest at the rate of eight percent (8%) per annum, due August 5, 2005, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.03 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. In accordance with EITF 00-27, the value of the note was allocated between the note and the preferential conversion feature, which amounted to $57,000 and $43,000, respectively.

On January 31, 2003, the Company entered into a convertible note purchase agreement with an investor whereby the Company converted a previous advance from the investor into a convertible promissory note in the aggregate principal amount of $150,000 bearing interest at the rate of eight percent (8%) per annum, due January 31, 2005, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.0226 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. In accordance with EITF 00-27, the value of the note was allocated between the note and the preferential conversion feature, which amounted to $86,000 and $64,000, respectively.

On April 1, 2003, the Company entered into a convertible note purchase agreements with three investors whereby the Company converted a previous advances from the investors into a convertible promissory notes in the aggregate principal amount of $390,000 bearing interest at the rate of eight percent (8%) per annum, due April 1, 2005, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.0226 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. In accordance with EITF 00-27, the value of the note was allocated between the note and the preferential conversion feature, which amounted to $223,000 and $167,000, respectively.

Below  is  a  roll-forward  schedule  of  the  convertible  debentures:


(In thousands)
---------------------------------------------------------
Balance at June 30, 2001. . . . . . . . . . . . . . . . .  $          175
---------------------------------------------------------  ---------------
Issuance of convertible debentures during the year. . . .           2,000
---------------------------------------------------------  ---------------
Converted into common stock . . . . . . . . . . . . . . .             (70)
---------------------------------------------------------  ---------------
Value of warrants issued with convertible debentures. . .          (1,209)
---------------------------------------------------------  ---------------
Value of preferential conversion feature. . . . . . . . .            (791)
---------------------------------------------------------  ---------------
Amortization of value of warrants . . . . . . . . . . . .             437
---------------------------------------------------------  ---------------
Amortization of value of preferential conversion feature.             261
---------------------------------------------------------  ---------------
Balance at June 30, 2002. . . . . . . . . . . . . . . . .  $          803
---------------------------------------------------------  ---------------

Issuance of convertible debentures during the year. . . .             640
---------------------------------------------------------  ---------------
Converted into common stock . . . . . . . . . . . . . . .            (164)
---------------------------------------------------------  ---------------
Value of preferential conversion feature. . . . . . . . .            (274)
---------------------------------------------------------  ---------------
Amortization of value of warrants . . . . . . . . . . . .             477
---------------------------------------------------------  ---------------
Amortization of value of preferential conversion feature.             375
---------------------------------------------------------  ---------------
Balance at June 30, 2003. . . . . . . . . . . . . . . . .  $        1,857
---------------------------------------------------------  ===============

The weighted average interest rate on notes payable outstanding at June 30, 2003 and 2002, was 8.7% and 9.7% respectively.

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

5%  Series  A  Convertible,  Redeemable  Preferred  Stock
---------------------------------------------------------

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

The 5% convertible preferred stock is callable, at the Company's option, at call prices ranging from $1,050 to $1,100 per share. No call on the 5% convertible preferred stock was made during fiscal 2003, 2002 and 2001. As of June 30, 2003, the accumulated dividend in arrears was approximately $381,000 on the Series A.

Private  Equity  Line  Of  Credit  Agreement
--------------------------------------------

On July 5, 2000, the Company entered into a Private Equity Line of Credit Agreement with Impany Investment Limited ("Impany"). Pursuant to this agreement, the Company has the right, subject to certain conditions, to sell up to $36,000,000 of common stock over the next two years to Impany, which Impany may resell to the public under a registration statement filed with the SEC in September 2000. (The SEC has not yet declared this registration statement effective). Beginning on the date the registration statement is declared effective by the SEC, and continuing for two years thereafter, the Company may in its sole discretion sell, or put, shares of the Company's common stock to Impany. From time to time during the two-year term, the Company may make 18 monthly draw downs, by giving notice and requiring Impany to purchase shares of the Company's common stock, for the draw down amount. Impany's purchase price will be based upon the average of the three lowest closing bid prices of the common stock over the period of five (5) trading days during which the purchase price of the common stock is determined with respect to the put date, which period shall begin two (2) trading days prior to the put date and end two (2) trading days following the put date. During fiscal 2001, the Company sold $750,000 of common stock under this agreement. Funding under this agreement is not currently available to the Company since the Company has not been able to get its registration statement declared effective by the SEC.

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

In connection with certain convertible debentures issued during fiscal 2002, the Company issued to the debenture holders warrants to purchase up to 5,061,450 shares of its common stock at an exercise prices ranging from $0.0332 to $1.30. The warrants expire between July 26, 2006 and January 22, 2009. The value of these warrants was estimated at $1,209,000. The Black-Scholes option-pricing model was used to determine the value of these warrants. The following assumptions were used: average risk-free interest rate of 3.5%; expected life of 5 years; dividend yield of 0%; and expected volatility of 179%. The value was then compared to the value of the underlying convertible debenture and the proportionate value was assigned to the detachable warrants and the underlying convertible debenture. The value of the warrants of $1,209,000 is being amortized over the term of the underlying convertible debenture. The amortization expense for fiscal 2002 was $437,000.

In fiscal 2002, the Company also issued 4,750,300 warrants to certain consultants. The exercise prices of the warrants range from $0.10 to $0.80. All these warrants were exercised during fiscal 2002. The value of these warrants was estimated at $1,584,000 using the Black-Scholes option-pricing model. The following assumptions were used: average risk-free interest rate of 3.5%; expected life of 1 year; dividend yield of 0%; and expected volatility of 179%.

In fiscal 2003, the Company also issued 2,830,300 warrants to certain consultants. The exercise prices of the warrants range from $0.05 to $0.10. All these warrants were exercised during fiscal 2003. The value of these warrants was estimated at $70,000 using the Black-Scholes option-pricing model. The following assumptions were used: average risk-free interest rate of 3.5%; expected life of 0.25 years; dividend yield of 0%; and expected volatility of 179%.

The  following  is  a  summary  of  the  warrant  activity:

                              UNDERLYING
                              COMMON
                              PRICE PER SHARE   SHARES
                              ----------------  -----------

JUNE 30, 2000. . . . . . . .  $   8.20 - $1.50     517,900
     Granted . . . . . . . .  $  0.20 - $11.40     874,850
     Exercised . . . . . . .  $   0.20 - $8.00    (317,950)
     Canceled. . . . . . . .  $20.00 - $125.00     (33,850)
                                                -----------

JUNE 30, 2001. . . . . . . .  $  0.20 - $11.40   1,040,950
     Granted . . . . . . . .  $  0.102 - $1.30   9,811,700
     Exercised . . . . . . .  $   0.20 - $8.00  (4,750,300)
     Canceled. . . . . . . .                 -
                              ----------------

JUNE 30, 2002. . . . . . . .  $  0.20 - $11.40   6,102,350
     Granted . . . . . . . .  $   0.05 - $0.10   2,830,000
     Exercised . . . . . . .  $   0.05 - $0.10  (2,830,000)
     Canceled. . . . . . . .  $          11.40    (100,000)
                                                -----------

Exercisable at June 30, 2003  $  0.20 - $10.00   6,002,350
                                                ===========

The weighted average remaining contractual life of warrants outstanding at June 30, 2003 is 4.2 years. Of the warrants exercisable at June 30, 2003, 4,565,010 have an exercise price ranging from $0.20 to $0.76 and the remaining 1,437,340 have an exercise price ranging from $1.30 to $10.00.

For warrants granted during the year ended June 30, 2003 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.025 and the weighted-average exercise price of such options was $0.0558. In connection with the issuance of these warrants, the Company recognized an expense of $70,000. The fair value of these warrants was determined using the Black-Scholes pricing model.

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

2001  Stock  Option  and  Stock  Purchase  Plans.
-------------------------------------------------

The Company's shareholders approved the 2001 Stock Option Plan, pursuant to which 5,000,000 shares of common stock are reserved for issuance to eligible employees and directors of, and consultants to, the Company or any of its subsidiaries. Upon expiration, cancellation or termination of unexercised options, the shares of the Company's Common Stock subject to such options will again be available for the grant of options under the 2001 Stock Option Plan. Options granted under the 2001 Stock Option Plan may either be incentive or nonqualified stock options.

The Company's shareholders approved the 2001 Stock Purchase Plan, as amended, which enables eligible employees to purchase in the aggregate up to 2,500,000 shares of common stock.


Stock  Option  Activity
-----------------------

The  following  is  a  summary  of  the  stock  option  activity:

                              STOCK OPTION PLANS
                              --------------------
                              UNDERLYING
                              PRICE PER             COMMON
                              SHARE                 SHARES
                              --------------------

JUNE 30, 2000. . . . . . . .  $   18.20 - $169.00       11,750
     Granted . . . . . . . .  $      2.80 - $6.80            -
     Exercised . . . . . . .  $     2.80 - $23.80            -
     Canceled. . . . . . . .  $   18.20 - $169.00       (3,650)
                                                    -----------

JUNE 30, 2001. . . . . . . .  $    6.80 - $150.00        8,100
     Granted . . . . . . . .  $      0.60 - $0.60    2,750,000
     Exercised . . . . . . .  $      0.20 - $2.00   (2,744,500)
     Canceled. . . . . . . .                    -
                              --------------------

JUNE 30, 2002. . . . . . . .  $    0.60 - $150.00       13,600
     Granted . . . . . . . .  $     0.01 - $0.015   34,150,000
     Exercised . . . . . . .                    -
     Canceled. . . . . . . .               (5,500)
                              --------------------

EXERCISABLE AT JUNE 30, 2003  $     0.01 - $28.20   34,158,100
                                                    ===========

The weighted average remaining contractual life of options outstanding issued under the Stock Option Plans is 2.6 years at June 30, 2003.

For options granted during the year ended June 30, 2003 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.012 and the weighted-average exercise price of such options was $0.0124. In connection with the issuance of these options, the Company recognized an expense of $0 related since the exercise price was equal to the value of the Company's stock at the date of issuance.

Common  stock  issued  for  services  and  compensation
-------------------------------------------------------

The table below shows all the issuances of common stock for services during the year ended June 30, 2003, 2002 and 2001. The value of the services was derived by multiplying the market value of the Company's common stock at the date a transaction for services was entered into by the number of shares issued.

Common  stock  issued  for  services  and  compensation
-------------------------------------------------------

The table below shows all the issuances of common stock for services during the year ended June 30, 2003, 2002 and 2001. The value of the services was derived by multiplying the market value of the Company's common stock at the date a transaction for services was entered into by the number of shares issued.


                     FISCAL 2003
                     -----------------------------

ISSUE DATE. . . . .  DESCRIPTION                    SHARES ISSUED  VALUE
-------------------  -----------------------------  -------------  --------

7/01/02 . . . . . .  Strategic planning/marketing         450,000  $ 72,000
-------------------  -----------------------------  -------------  --------
7/08/02 . . . . . .  Strategic planning/marketing          79,688    12,431
-------------------  -----------------------------  -------------  --------
8/15/02 . . . . . .  Strategic planning/marketing         500,000    25,000
-------------------  -----------------------------  -------------  --------
8/19/02 . . . . . .  Strategic planning/marketing         150,000     7,500
-------------------  -----------------------------  -------------  --------
9/09/02 . . . . . .  Strategic planning/marketing       1,500,000    79,500
-------------------  -----------------------------  -------------  --------
9/18/02 . . . . . .  Strategic planning/marketing       3,000,000    93,000
-------------------  -----------------------------  -------------  --------
9/23/02 . . . . . .  Strategic planning/marketing         100,000     2,200
-------------------  -----------------------------  -------------  --------
9/24/02 . . . . . .  Strategic planning/marketing         250,000     4,750
-------------------  -----------------------------  -------------  --------
10/10/02. . . . . .  Strategic planning/marketing       2,310,900    23,109
-------------------  -----------------------------  -------------  --------
10/10/02. . . . . .  Strategic planning/marketing       3,000,000    30,000
-------------------  -----------------------------  -------------  --------
10/29/02. . . . . .  Strategic planning/marketing      15,000,000   150,000
-------------------  -----------------------------  -------------  --------
11/12/02. . . . . .  Strategic planning/marketing         937,500    18,750
-------------------  -----------------------------  -------------  --------
12/13/02. . . . . .  Strategic planning/marketing         400,000    12,000
-------------------  -----------------------------  -------------  --------
12/17/02. . . . . .  Professional Services              1,000,000    10,000
-------------------  -----------------------------  -------------  --------
12/17/02. . . . . .  Strategic planning/marketing       4,000,000    40,000
-------------------  -----------------------------  -------------  --------
1/03/03 . . . . . .  Strategic planning/marketing      45,000,000   450,000
-------------------  -----------------------------  -------------  --------
1/03/03 . . . . . .  Strategic planning/marketing         500,000     5,000
-------------------  -----------------------------  -------------  --------
1/07/03 . . . . . .  Strategic planning/marketing         686,667    10,300
-------------------  -----------------------------  -------------  --------
1/08/03 . . . . . .  Strategic planning/marketing       2,000,000    30,000
-------------------  -----------------------------  -------------  --------
2/10/03 . . . . . .  Professional services                533,333     8,000
-------------------  -----------------------------  -------------  --------
3/03/03 . . . . . .  Strategic planning/marketing         300,000     3,000
-------------------  -----------------------------  -------------  --------
4/10/03 . . . . . .  Strategic planning/marketing       1,000,000    10,000
-------------------  -----------------------------  -------------  --------
6/10/03 . . . . . .  Strategic planning/marketing       4,333,333    65,000
-------------------  -----------------------------  -------------  --------
6/23/03 . . . . . .  Strategic planning/marketing       5,702,079    85,531
-------------------  -----------------------------  -------------  --------
         92,733,500  $                   1,247,071
===================  =============================


                  FISCAL 2002
                  -----------------------------

ISSUE DATE . . .  DESCRIPTION                    SHARES ISSUED  VALUE
----------------  -----------------------------  -------------  --------

7/09/01. . . . .  Strategic planning/marketing         250,000  $350,000
----------------  -----------------------------  -------------  --------
10/16/01 . . . .  Legal services                        21,600    13,000
----------------  -----------------------------  -------------  --------
11/1/01. . . . .  Legal services                        16,666    10,000
----------------  -----------------------------  -------------  --------
11/1/01. . . . .  Strategic planning/marketing         400,000   240,000
----------------  -----------------------------  -------------  --------
11/14/01 . . . .  Legal services                         6,667     5,000
----------------  -----------------------------  -------------  --------
12/17/01 . . . .  Employee compensation                  6,500     1,000
----------------  -----------------------------  -------------  --------
1/8/02 . . . . .  Legal services                        14,306     9,000
----------------  -----------------------------  -------------  --------
3/12/02. . . . .  Strategic planning/marketing          31,487     6,000
----------------  -----------------------------  -------------  --------
3/14/02. . . . .  Strategic planning/marketing         300,000    60,000
----------------  -----------------------------  -------------  --------
4.24.02. . . . .  Compensation                          10,000     5,000
----------------  -----------------------------  -------------  --------
5/2/02 . . . . .  Strategic planning/marketing       1,250,000   250,000
----------------  -----------------------------  -------------  --------
5.21.02. . . . .  Strategic planning/marketing         200,000    80,000
----------------  -----------------------------  -------------  --------
6/3/02 . . . . .  Strategic planning/marketing         339,369    68,000
----------------  -----------------------------  -------------  --------
6/18/02. . . . .  Employee compensation                333,383   278,000
----------------  -----------------------------  -------------  --------
       3,179,978  $                   1,375,000
================  =============================


                    FISCAL 2001
                    -----------------------------

ISSUE DATE . . . .  DESCRIPTION                    SHARES ISSUED  VALUE
------------------  -----------------------------  -------------  -------

12/4/2000. . . . .  Strategic planning/marketing          35,000  $66,000
------------------  -----------------------------  -------------  -------
12/4/2000. . . . .  Legal services                         4,000    8,000
------------------  -----------------------------  -------------  -------
12/18/2000 . . . .  Strategic planning/marketing          50,000   94,000
------------------  -----------------------------  -------------  -------
1/17/2000. . . . .  Strategic planning/marketing          15,000   18,000
------------------  -----------------------------  -------------  -------
1/26/2000. . . . .  Legal services                         3,250    8,000
------------------  -----------------------------  -------------  -------
1/22/2000. . . . .  Compensation                           1,000        -
------------------  -----------------------------  -------------  -------
1/31/2001. . . . .  Strategic planning/marketing          10,000   14,000
------------------  -----------------------------  -------------  -------
1/31/2001. . . . .  Compensation                           9,250   30,000
------------------  -----------------------------  -------------  -------
2/5/2001 . . . . .  Compensation                           5,500   16,000
------------------  -----------------------------  -------------  -------
2/14/2001. . . . .  Strategic planning/marketing          10,000   25,000
------------------  -----------------------------  -------------  -------
3/6/2001 . . . . .  Compensation                           9,000   11,000
------------------  -----------------------------  -------------  -------
3/12/2001. . . . .  Strategic planning/marketing          30,000    6,000
------------------  -----------------------------  -------------  -------
1/19/2001. . . . .  Legal services                        13,333    8,000
------------------  -----------------------------  -------------  -------
1/12/2001. . . . .  Strategic planning/marketing          10,000   50,000
------------------  -----------------------------  -------------  -------
4/4/2001 . . . . .  Legal services                         4,000    7,000
------------------  -----------------------------  -------------  -------
5/3/2001 . . . . .  Legal services                         6,667    8,000
------------------  -----------------------------  -------------  -------
6/7/2001 . . . . .  Legal services                         3,333    4,000
------------------  -----------------------------  -------------  -------
           219,333  $                     373,000
==================  =============================

10.     SEGMENT  AND  GEOGRAPHIC  INFORMATION
        -------------------------------------

During fiscal 2003, the Company managed and internally reported the Company's business as three (3) reportable segments as follows:

(1)     imaging  products;
(2)     imaging  software;
(3)     professional  employer  organization

Segment information for the fiscal year ended June 30, 2003, 2002, and 2001 was as follows:

                                             IMAGING
                                             PEO BUSINESS    PRODUCTS    IMAGING SOFTWARE    TOTAL
(In thousands)
Selected statement of operations activity:

FISCAL YEAR ENDED JUNE 30, 2003
    Revenues. . . . . . . . . . . . . . . .  $       2,899   $     924   $             367   $ 4,190
    Cost of revenues. . . . . . . . . . . .         (1,813)       (396)                (90)   (2,290)
    Operating income. . . . . . . . . . . .          1,086         528                 277     1,891

FISCAL YEAR ENDED JUNE 30, 2002
    Revenues. . . . . . . . . . . . . . . .  $       3,254   $   3,574   $             580   $ 7,408
    Cost of revenues. . . . . . . . . . . .         (2,389)     (2,868)                (99)   (5,356)
    Operating income (loss) . . . . . . . .            865         706                 481     2,052

FISCAL YEAR ENDED JUNE 30, 2001
    Revenues. . . . . . . . . . . . . . . .  $           -   $   2,897   $             555   $ 3,454
    Cost of revenues. . . . . . . . . . . .              -      (2,742)                  -    (2,742)
    Operating income. . . . . . . . . . . .              -         155                 555       710

Information regarding revenue by products and service groups is not presented for the fiscal year ended June 30, 2001 because it is currently impracticable to do so due to various reorganizations of the Company's accounting systems. A comprehensive accounting system was implemented during fiscal 2002.

As of and during the years ended June 30, 2003, 2002, and 2001, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues.

Net  sales  from  principal  geographic  areas  were  as  follows:

 (In thousands) . .    2003       2002      2001
                     ------  ---------  --------
Europe. . . . . . .  $  367  $     299  $     82
Asia. . . . . . . .       -        328       633
Others. . . . . . .       -        295        34
                     ------  ---------  --------
Total export sales.     367        922       749
Domestic sales. . .   3,823      6,486     2,703
                     ------  ---------  --------
 Total sales. . . .  $4,190  $   7,408  $  3,452
                     ======  =========  ========

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

The provision (benefit) for income taxes is as follows for the years ended June 30:

                            2003            2002            2001
                  --------------  --------------  --------------

Current - State.  $            -  $            -  $            -
Deferred benefit               -               -               -
                  --------------  --------------  --------------
                  $            -  $            -  $            -
                  ==============  ==============  ==============

The  components  of  deferred  income  taxes  are  as  follows  at  June  30:

(In thousands) . . . . . . . . . . . .            2003             2002             2001
                                        ---------------  ---------------  ---------------
Deferred tax assets
     Net operating loss carryforwards.  $       37,100   $       34,500   $       30,000
     Other . . . . . . . . . . . . . .             500              500              500
                                        ---------------  ---------------  ---------------
                                                37,600           35,000           30,500
Valuation allowance. . . . . . . . . .         (37,600)         (35,000)         (30,500)
                                        ---------------  ---------------  ---------------
                                        $            -   $            -   $            -
                                        ===============  ===============  ===============

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

The provision for income taxes results in an effective rate that differs from the federal statutory rate. Reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the years ended June 30:

 (In thousands) . . . . . . . . . . . . . . . . . . . . .                  2003                   2002                   2001
                                                           ---------------------  ---------------------  ---------------------

Benefit (provision) at federal statutory income tax rate.  $              2,600   $              4,500   $              2,808
Losses for which no current benefit is available. . . . .                (2,600)                (4,500)                (2,808)
State income taxes. . . . . . . . . . . . . . . . . . . .                     -                      -                      -
                                                           ---------------------  ---------------------  ---------------------
                                                           $                  -   $                  -   $                  -
                                                           =====================  =====================  =====================

12.     COMMITMENTS  AND  CONTINGENCIES
        -------------------------------

Lease  Commitment
-----------------

The Company leases its operating facilities under a lease agreement that expires in March 2006. Subsequent to June 30, 2002, the Company signed a new a new lease for its corporate facility that expires in October 2005 that is included in the future minimum lease payments in that table below. In addition, the Company leases other facilities and equipment under operating and capital short-term leases.

Total rental expense was approximately $228,000, $492,000 and $457,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:


(In thousands) . . . . . . . . . . . . . . .  CAPITAL LEASES       OPERATING LEASES
--------------------------------------------  -------------------  -----------------
YEAR ENDING JUNE 30,
--------------------------------------------
2003 . . . . . . . . . . . . . . . . . . . .  $              481   $             296
--------------------------------------------  -------------------  -----------------
2004 . . . . . . . . . . . . . . . . . . . .                  29                 197
--------------------------------------------  -------------------  -----------------
2005 . . . . . . . . . . . . . . . . . . . .                  11                 116
--------------------------------------------  -------------------  -----------------
2006 . . . . . . . . . . . . . . . . . . . .                   9                   -
--------------------------------------------  -------------------  -----------------
2007 . . . . . . . . . . . . . . . . . . . .                   -                   -
--------------------------------------------  -------------------  -----------------
Net minimum lease payments . . . . . . . . .  $              530   $             609
--------------------------------------------  -------------------  =================
Less: Amounts representing interest. . . . .                 (97)
--------------------------------------------  -------------------
Present value of net minimum lease payments.                 433
--------------------------------------------  -------------------
Less: current portion. . . . . . . . . . . .                (405)
--------------------------------------------  -------------------
Long-term portion. . . . . . . . . . . . . .  $               28
--------------------------------------------  ===================

Legal  Matters
--------------

In October 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against the Company and certain current and past officers and/or directors, alleging violation of federal securities laws and, in November 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on the Company. In January 2003, the Company entered into a Stipulation of Settlement with the plaintiffs. It agreed to pay the plaintiffs 5,000,000 shares of common stock and $200,000 in cash. The Parties have accepted the settlement. ITEC has issued the shares, and its insurance carrier has paid the $200,000 cash payment. Pursuant to a hearing in May 2003 the Court provided approval to the settlement.

On August 22, 2002, the Company was sued by its former landlord, Carmel Mountain #8 Associates, L.P. or past due rent on its former facilities at 15175 Innovation Drive, San Diego, CA 92127.

ITEC was a party to a lawsuit filed by Symphony Partners, L.P. related to its acquisition of SourceOne Group, LLC. As reported on Form 8-K, dated July 22, 2003, the plaintiffs sought payment of $702 thousand. In June 2003, the Company entered into a settlement with the plaintiffs for a cash payment of $274 thousand, which has been paid.

ITEC is one of dozens of companies sued by The Massachusetts Institute of Technology, et al., related to a patent held by the plaintiffs that may be related to part of the Company's ColorBlind software. Subsequent to the period reported in this filing, in June 2003, the Company entered into a settlement with the plaintiffs who have agreed to dismiss their claims against ITEC with prejudice in exchange for a settlement fee payment of $10,000, which has been paid.

The Company has been sued in Illinois state court along with AIA/Mirriman, its insurance brokers by the Arena Football League-2 ("AFS"). Damages payable to AF2, should they win the suit, could exceed $700,000. The Company expects to defend its position and rely on representations of its insurance brokers.

Throughout fiscal 2001, 2002 and 2003, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of the Company to pay its obligations to them in a total amount exceeding $3.0 millions which has been reduced to $1.8 million during the 2003. These actions are in various stages of litigation, with many resulting in judgments being entered against the Company. Several of those who have obtained judgments have filed judgment liens on the Company's assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars.

In connection with ITEC's acquisition of controlling interest of Greenland Corporation, the following are the outstanding legal matters for Greenland
Corporation:

Greenland, along with Seren Systems ("Seren"), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shutdowns any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by Greenland and Seren. None of the parties have brought suit against Greenland and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future.

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

On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County naming Greenland as a defendant. The Complaint alleges breach of contract pursuant to the terms of the lease agreement between the Company and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by Greenland. The Complaint seeks damages in the amount of approximately $500,000. Although Greenland remains liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages. Greenland recorded a lease termination liability of $275,000 during the year ended
December 31, 2001. Greenland entered into a settlement agreement with Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") whereby Greenland agreed to pay the sum of $220,000 to the Landlord in installments payments of $20,000 in May 2002, $50,000 in October 2002 and the remaining balance in December 2002. In the event Greenland defaults in any or all scheduled payments, the Landlord is entitled to a stipulated judgment of approximately $275,000. Greenland was unable to make the scheduled payments and as a result, on July 8, 2002, the Landlord has entered a judgment lien against Greenland in the amount of $279,654.

Greenland entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of Greenland. After making the initial payment of $500,000, Intellicorp defaulted on the balance. Greenland sued for recovery of the unpaid $2,500,000. Greenland had issued 46,153,848 shares of common stock for the investment, which were returned to Greenland and cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. In June 2003, a judgment was entered in the Superior Court of the State of California, County of San Diego, against the defendants in favor of Greenland. The amount of the judgment was $3,950,640.02 and was comprised of an award of $2,950,640.02 for compensatory damages and an award of $1,000,000.00 for punitive damages. The Court found, by clear and convincing evidence that the Defendants acted maliciously and with the intent to defraud Greenland when they entered into a private placement transaction to fund Greenland. The defendant's ability to pay is unknown. The appeal period has expired and the Company is beginning the collection process.

Max Farrow, a formal officer of Greenland, filed a Complaint in San Diego County naming Greenland, Thomas J. Beener, Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. Greenland and Mr. Thomas Beener, entered into a settlement agreement with Max Farrow whereby Mr. Farrow agreed to release Mr. Beener from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland common stock. The good faith settlement was approved by the court and the agreed upon consideration was delivered to Mr. Farrow. Greenland entered into a settlement with Farrow whereby Greenland agreed to a judgment of $125,000. However, the judgment will not be enforced until such time as efforts to collect against IntelliCorp et al have been exhausted. In the event funds are collected from IntelliCorp. Mr. Farrow will receive the first $125,000 plus 50% of the next $200,000 collected. Greenland will retain all amounts collected thereafter.

Fund Recovery, a temporary staffing services filed a complaint against Greenland alleging breach of contract. A summary judgment motion is pending. Greenland recorded the liability amount of $14,000 in the consolidated financial statements.

John Ellis has filed a demand for arbitration in San Diego County against Greenland seeking damages of approximately $70,000 for an alleged breach of contract action. Greenland believes it has valid defenses to the allegations. Mr. Ellis appears to have abandoned this action in arbitration and has elected to pursue a civil suit. Ellis has appeared to have abandoned arbitration. However, arbitration action is proceeding and the parties are attempting mediation to avoid the cost and time of an arbitration proceeding.

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

In connection with the Company's controlling interest of Quik Pix, Inc., the Company is not aware of any pending litigation.

From time to time, Greenland and QPI may be involved in litigation relating to claims arising out of their operations in the normal course of business.

13.     GAIN  ON  EXTINGUISHMENT  OF  DEBT
        ----------------------------------

During the year ended June 30, 2003, the Company recognized a gain on extinguishment of debt of $2,370,000. This gain resulted primarily from the write off of stale accounts payable as discussed below, as well as a gain on a settlement of a long-term note payable of $702,000, which was settled for $274,000 in cash resulting in a gain of $428,000. With respect to the write-off of accounts payable, the Company reviewed its accounts payable and determined that $1,942,000 was associated with unsecured creditors. The Company, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as extinguishment of debt.

14.     SUBSEQUENT  EVENTS
        ------------------

From July 1, 2003 to November 6, 2003, the Company issued 109,963,339 shares of its common stock to consultants, for warrant exercises, for conversion of convertible debt, and for the reduction of debt.

SELECTED  QUARTERLY  FINANCIAL  DATA
------------------------------------
(unaudited)  (in  thousands,  except  per  share  amounts)


(In thousands) . . . . . . . . . . . . . . . .  QUARTERS ENDED
----------------------------------------------  ----------------
                                                SEPT. 30, 2002    DEC. 31, 2002    MAR. 31, 2003    JUNE 30, 2003
                                                ----------------  ---------------  ---------------  ---------------

Net revenues . . . . . . . . . . . . . . . . .  $         1.106   $          397   $          576   $        2,111
----------------------------------------------  ----------------  ---------------  ---------------  ---------------
Net income (loss) before cumulative effect of
   accounting change . . . . . . . . . . . . .           (2,052)            (652)              42           (4,193)
----------------------------------------------  ----------------  ---------------  ---------------  ---------------
Cumulative effect of accounting change . . . .                -                -                -                -
----------------------------------------------  ----------------  ---------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . . . .  $        (2,052)  $         (652)  $           42   $       (4,193)
----------------------------------------------  ----------------  ---------------  ---------------  ---------------
Net income (loss) per share before cumulative
   effect of accounting change - basic . . . .  $         (0.08)  $        (0.01)  $        (0.00)  $        (0.03)
----------------------------------------------  ----------------  ---------------  ---------------  ---------------
Cumulative effect of accounting change per
   share - basic . . . . . . . . . . . . . . .  $         (0.08)  $        (0.01)  $        (0.00)  $        (0.03)
----------------------------------------------  ----------------  ---------------  ---------------  ---------------
Net income (loss) per share - basic. . . . . .  $         (0.08)  $        (0.01)  $        (0.00)  $        (0.03)
----------------------------------------------  ----------------  ---------------  ---------------  ---------------
Net income (loss) per share - diluted. . . . .  $         (0.08)  $        (0.01)  $        (0.00)  $        (0.03)
----------------------------------------------  ----------------  ---------------  ---------------  ---------------
Shares used in per share calculation (basic) .           24,662           66,284          140,754          157,744
----------------------------------------------  ----------------  ---------------  ---------------  ---------------
Shares used in per share calculation (diluted)           24,662           66,284          140,754          157,744
----------------------------------------------  ----------------  ---------------  ---------------  ---------------


(In thousands). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  QUARTERS ENDED
-----------------------------------------------------------------------------------  ----------------
                                                                                     SEPT. 30, 2001    DEC. 31, 2001
                                                                                     ----------------  ---------------

Net revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         1.078   $        2,122
-----------------------------------------------------------------------------------  ----------------  ---------------
Net income (loss) before cumulative effect of
   accounting change. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,182)          (1,854)
-----------------------------------------------------------------------------------  ----------------  ---------------
Cumulative effect of accounting change. . . . . . . . . . . . . . . . . . . . . . .                -                -
-----------------------------------------------------------------------------------  ----------------  ---------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (1,182)  $       (1,854)
-----------------------------------------------------------------------------------  ----------------  ---------------
Net income (loss) per share before cumulative
   effect of accounting change - basic. . . . . . . . . . . . . . . . . . . . . . .  $         (0.14)  $        (0.19)
-----------------------------------------------------------------------------------  ----------------  ---------------
Cumulative effect of accounting change per
   share - basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -                -
-----------------------------------------------------------------------------------  ----------------  ---------------
Net income (loss) per share - basic . . . . . . . . . . . . . . . . . . . . . . . .  $         (0.14)  $        (0.19)
-----------------------------------------------------------------------------------  ----------------  ---------------

Net income (loss) per share before cumulative effect of accounting change- diluted.  $         (0.14)  $        (0.19)
-----------------------------------------------------------------------------------  ----------------  ---------------
Shares used in per share calculation (basic). . . . . . . . . . . . . . . . . . . .            8,549            9,952
-----------------------------------------------------------------------------------  ----------------  ---------------
Shares used in per share calculation (diluted). . . . . . . . . . . . . . . . . . .            8,549            9,952
-----------------------------------------------------------------------------------  ----------------  ---------------



(In thousands)
-----------------------------------------------------------------------------------
                                                                                     MAR. 31, 2002    JUNE 30, 2002
                                                                                     ---------------  ---------------

Net revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        2,527   $        1,681
-----------------------------------------------------------------------------------  ---------------  ---------------
Net income (loss) before cumulative effect of
   accounting change. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,128)          (9,524)
-----------------------------------------------------------------------------------  ---------------  ---------------
Cumulative effect of accounting change. . . . . . . . . . . . . . . . . . . . . . .               -                -
-----------------------------------------------------------------------------------  ---------------  ---------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (1,128)  $       (9,524)
-----------------------------------------------------------------------------------  ---------------  ---------------
Net income (loss) per share before cumulative
   effect of accounting change - basic. . . . . . . . . . . . . . . . . . . . . . .  $        (0.09)  $        (0.55)
-----------------------------------------------------------------------------------  ---------------  ---------------
Cumulative effect of accounting change per
   share - basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
-----------------------------------------------------------------------------------  ---------------  ---------------
Net income (loss) per share - basic . . . . . . . . . . . . . . . . . . . . . . . .  $        (0.09)  $        (0.55)
-----------------------------------------------------------------------------------  ---------------  ---------------

Net income (loss) per share before cumulative effect of accounting change- diluted.  $        (0.09)  $        (0.55)
-----------------------------------------------------------------------------------  ---------------  ---------------
Shares used in per share calculation (basic). . . . . . . . . . . . . . . . . . . .          13,166           17,178
-----------------------------------------------------------------------------------  ---------------  ---------------
Shares used in per share calculation (diluted). . . . . . . . . . . . . . . . . . .          13,166           17,178
-----------------------------------------------------------------------------------  ---------------  ---------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  9A.  CONTROLS  AND  PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART  III
=========

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------   --------------------------------------------------------

DIRECTORS

     The directors and executive officers of the Company, their ages and positions with the Company as of June 30, 2003 are as follows:

Name . . . . . . .  Age  Since  Director Title

Brian Bonar. . . .   56   1995  Chief Executive Officer
Richard H. Green .   67   2000  Director
Robert A. Dietrich   58   2000  Director
Eric W. Gaer . . .   55   2000  Director
Stephen J. Fryer .   65   2000  Director

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

     Robert A. Dietrich has served as a director of the Company since January 2000. Mr. Dietrich is President and CEO of Cyberair Communications Inc., a privately-held telecommunications company with strategic interests in Internet communications and "bandwidth" expansion technologies, as well as domestic and international telephone services, in Irvine, California. Recently, Mr. Dietrich was named President and CEO of Semper Resources Corporation, a public natural resources holding company in Irvine, California. From 1996 to 2000, Mr. Dietrich was Managing Director and CFO of Ventana International, Ltd., Irvine, California, a venture capital and private investment-banking firm. From 1990 to 1994, Mr. Dietrich was Vice President and Chief Financial Officer of CEI, Inc., in Santa Ana, California, a commercial furnishings firm, prior to joining Ventana. Mr. Dietrich is a graduate of the University of Notre Dame, with a bachelor's degree in accounting, and the University of Detroit, with a master's degree in finance. He served as a lieutenant in the U.S. Navy's Atlantic Command Operations Control Center.

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

Stephen J. Fryer has served as a director of the Company since March 2000. He is currently Chairman of the Board and CEO of Pen Interconnect, Inc. ("Pen"), a
                                                                        ---
high technology company in Irvine, California. He began his employment service at Pen in 1997 as Senior Vice President of Sales and Marketing. At Pen, he became a director in 1995 and was appointed President and CEO in 1998. From 1989 to 1996, Mr. Fryer was a principal in Ventana International, Ltd., a venture capital and private investment-banking firm in Irvine, California. He has over 28 years experience in the computer industry in the United States, Asia and Europe. Mr. Fryer graduated from the University of California in 1960 with a bachelor's degree in mechanical engineering.

EXECUTIVE  OFFICERS

     The  executive officers of the Company as of June 30, 2003, are as follows:

 NAME. . . . . . . . . . . . . . .  AGE                                 POSITION
----------------------------------  ----------------------------------  ----------------------------

                                    Chairman of the Board of Directors
Brian Bonar. . . . . . . . . . . .                                  56  and Chief Executive Officer
    Chief Operating Officer
James R. Downey, Jr. . . . . . . .                                  55  and Chief Accounting Officer
    Senior Vice President, General
Philip J. Englund. . . . . . . . .                                  59  Counsel and Secretary

     Brian Bonar is also a director of the Company. See above for a discussion of Mr. Bonar's business experience.

     James R. Downey, Jr. joined the Company in January 2003 and was appointed Chief Operating Officer and Chief Accounting Officer by the Board of Directors on February 25, 2003. Mr. Downey has over 33 years of operational and financial experience in a wide range of industries and firms. From 1999 to 2003, he was an owner/manager of his own businesses. From 1992 through 1999 he served as the Chief Financial Officer of a primary metals multi-plant manufacturer and a high technology manufacturer of sheet metal components used in jet engines and other aerospace applications. From 1987 to 1992 he was the Director of Manufacturing Consulting for western New England for the firm of Coopers & Lybrand. From 1981 to 1987, he was the Chief Financial Officer and Vice President of Instrument
Manufacturing for Zygo Corporation, a manufacturer of non-contact test and measurement instrumentation and precision optical components. From 1971 to 1981 he was both an audit and consulting manager for Price Waterhouse & Co. and Peat Marwick, Mitchell and Co. He graduated from the University of Colorado in 1970 with a degree in Business Administration and is a Certified Public Accountant.

     Philip J. Englund was Senior Vice President, General Counsel and Secretary of the Company since February 1999. He resigned his positions with the Company on August 23, 2002.

ITEM  11.  EXECUTIVE  COMPENSATION.
--------   -----------------------

SUMMARY COMPENSATION TABLE
                                    LONG TERM
                                    ANNUAL     COMPENSATION   COMPENSATION AWARDS
                                    ---------  -------------  --------------------

                                    FISCAL     OTHER ANNUAL   OPTIONS/
NAME AND PRINCIPAL POSITION. . . .  YEAR       SALARY         BONUS                 COMPENSATION   SARS (#)     OTHER COMP
                                    ---------  -------------

Brian Bonar. . . . . . . . . . . .       2003  $     275,000  $                 --  $      76,814   15,000,000  $        --
Chairman, Board of Directors,. . .       2002  $     230,000                    --             --    1,750,000           --
President and C.E.O. . . . . . . .       2001        243,333                    --             --       31,250           --

Christopher W. McKee (1)                 2002  $      17,625  $                 --  $          --           --  $        --
Senior Vice President. . . . . . .       2001        175,000                    --             --       20,763           --

Philip J. Englund (2)                    2002  $     135,000  $                 --  $          --           --  $        --
Senior Vice President, General . .       2001        165,000                    --             --       18,000           --
Counsel and Secretary

James R. Downey, Jr.                     2003  $      79,000  $                 --  $          --    5,500,000  $        --
Chief Operating Officer and Chief
Accounting Officer

(1)  Mr.  McKee  resigned  effective  August  3,  2001
(2)  Mr.  Englund  resigned  effective  August  23,  2002.
(3)  Mr.  Downey  joined  the  Company  effective  January  6,  2003

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

     The following table provides information on Options/SARs granted in the 2003 Fiscal Year to the Named Officers.


                          NUMBER OF      PERCENT OF     POTENTIAL REALIZABLE
                          SECURITIES     TOTAL          VALUE AT ASSUMED
                          UNDERLYING     OPTIONS/SARS   ANNUAL RATES OF
                          OPTIONS/SARS   GRANTED TO     EXERCISE OR             STOCK PRICE
                          GRANTED (#)    EMPLOYEES IN   BASE PRICE              EXPIRATION   APPRECIATION FOR
NAME . . . . . . . . . .            (3)  FISCAL YEAR                 ($/SHARE)  DATE         OPTION TERM (4)
------------------------  -------------                                                      ------------------
                                 5% ($)        10% ($)
                          -------------
Brian Bonar. . . . . . .    15,000,000              73  $                 0.01       2/1/12  $          675,000  $1,350,000
Christopher W. McKee (1)           ---             ---                     ---          ---                 ---         ---
Philip J. Englund (2). .       300,000              10                    0.40     11/15/03               6,000      12,000
James R. Downey, Jr. . .     5,500,000              24                    0,01       2/1/12             247,500     495,000

(1)  Mr.  McKee  resigned  effective  August  3,  2001
(2)  Mr.  Englund  resigned  effective  August  23,  2002.
(3) Warrants/options become exercisable monthly over a 3-year period from date of grant. Adjusted for 1-for-20 reverse  stock  split  at  August  9,  2002.
(4) Calculated based on the closing price of the Company's common stock on October 15, 2003 ($0.03).

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table provides information on option exercises in the 2003 Fiscal Year by the Named Officers and the value of such Named Officers' unexercised options at June 30, 2003. Warrants to purchase Common Stock are included as options. No stock appreciation rights were held by them at the end of the 2003 Fiscal Year.


                          SHARES        NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                          ACQUIRED ON   VALUE                   UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/SAR
NAME . . . . . . . . . .  EXERCISE (#)  REALIZED ($)            OPTIONS/SARS AT FY-END (#)  AT FISCAL YEAR END ($) (4)
------------------------

                          EXERCISABLE   UNEXERCISABL            EXERCISABLE                 UNEXERCISABL
                          ------------
Brian Bonar                  4,000,000  $               40,000                  19,007,500                         ---  $190,075
Christopher W. McKee (1)           ---                     ---                         ---                         ---       ---
Philip J. Englund (2)              ---                     ---                         ---                         ---       ---
James R. Downey, Jr. (3)           ---                     ---                   5,500,000                         ---  $ 55,000





NAME
------------------------



Brian Bonar               ---
Christopher W. McKee (1)  ---
Philip J. Englund (2)     ---
James R. Downey, Jr. (3)  ---

(1)  Mr.  McKee  resigned  effective  August  3,  2001
(2)  Mr.  Englund  resigned  effective  August  23,  2002.
(3)  Mr.  Downey  joined  the  Company  on  January  6,  2003
(4) At the 2003 Fiscal Year end, the closing price of the Common Stock on that date as quoted by the
       NASD Electronic Bulletin Board was $0.01. Share amounts have been adjusted for the 1-for-20 reverse split at
       August  9,  2002

COMPENSATION  OF  DIRECTORS

     Each member of the Board of Directors of the Company receives a fee of $500 from the Company for each meeting attended.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     None

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Compensation Committee currently consists of Messrs. Gaer and Green. Neither of these individuals was an officer or employee of the Company at any time during the 2003 Fiscal Year. Mr. Gaer owns a company that receives consulting fees from the Company.

AUDIT  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Audit Committee currently consists of Messrs. Green and Dietrich. Neither of these individuals was an officer or employee of the Company at any time during the 2003 Fiscal Year.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
--------

     The following table sets forth certain information known to the best of the Company's knowledge with respect to the beneficial ownership of Common Stock as of October 15, 2003, by (i) all persons who are beneficial owners of five percent (5 percent) or more of the Common Stock, (ii) each director, and (iii) all current directors and executive officers individually and as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

NAME . . . . . . . . . . .  NO. SHARES  PERCENT OF CLASS (1)
--------------------------  ----------  --------------------

Brian Bonar (2). . . . . .  19,007,500                 6.53%
Robert A. Dietrich (3) . .  11,637,500                 4.00%
Stephen J. Fryer (4) . . .   7,453,250                 2.56%
Eric W. Gaer (5) . . . . .   9,936,000                 3.41%
Richard Green (5). . . . .   9,969,500                 3.42%
All current directors and
executive officers
(group of 5) (6) . . . . .  58,003,750                19.92%

     (1) Percentage of ownership is based on 291,195,402 shares of Common Stock outstanding on October 15, 2003. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after October 15, 2003 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

     (2) Includes 12,000,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 15, 2003.

     (3) Includes 9,125,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 15, 2003.

     (4) Includes 4,875,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 15, 2003.

     (5) Includes 7,375,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 15, 2003.

     (6) Includes 40, 750,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after October 15, 2003.

ITEM13.  CERTAINRELATIONSHIPSANDRELATEDTRANSACTIONS.
------   ------------------------------------------

     During the year ended June 30, 2003, the Company accrued consulting expenses of $110,000 due Arroyo Development Corporation, owned by Mr. Eric Gaer, a member of the Board of Directors. There was no officer or director indebtedness to the Company.

ITEM14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.
------   ------------------------------------------

     (1) Audit Fees - The aggregate fees billed for each of the last two fiscal years by our principal accountants, Stonefield Josephson, Inc. and Pohl, McNabola, Berg & Company, LLP, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were as follows:

                                        2003     2002
                                     -------  -------
Stonefield Josephson, Inc.. . . . .  $     -  $64,500
Pohl, McNabola, Berg & Company, LLP  $65,000  $     -

(2) Audit-Related Fees - The aggregate fees billed for each of the last two fiscal years for assurance and related services by our principal accountants, Stonefield Josephson, Inc. and Pohl, McNabola, Berg & Company, LLP, that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph were as follows:

                                      2003     2002
                                     -----  -------
Stonefield Josephson, Inc.. . . . .  $   -  $36,600
Pohl, McNabola, Berg & Company, LLP  $   -  $     -

     (3) Tax Fees - There were no fees billed for each of the last two fiscal years for professional services provided by our principal accountants Stonefield Josephson, Inc. and Pohl, McNabola, Berg & Company, LLP, for tax compliance, tax advice, and tax planning.

     (4) All Other Fees - There were no fees billed for each of the last two fiscal years for the products and services provided by our principal accountants, Stonefield Josephson, Inc. and Pohl, McNabola, Berg & Company, LLP, other than the services reported in paragraphs (1), (2), and (3) above.

     (5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributable to work performed by persons other than the principal accountant's full-time, permanent employees was approximately 10%

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

(b)     REPORTS  ON  FORM  8-K.

               Form  8-K  filed  September  17,  2002
               Form  8-K  filed  December  19,  2002
               Form  8-K  filed  January  21,  2003
               Form  8-K  filed  March  14,  2003
   Form  8-K  filed  May  27,  2003
               Form  8-K  filed  July  22,3003

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

3(g)     Certificate of Amendment of Certificate of Incorporation, filed May 12,
2000, as amended and currently in effect (Incorporated by reference to Exhibit 3(g) to 2001 Form 10-K) *

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

10(h)     Convertible  Promissory  Note  dated  September  21,  2001 between the
Company  and  Stonestreet  Limited  Partnership.  (Incorporated  by reference to
Exhibit  10(u)  of  2001  Form  10-K)  *

10(i)     Convertible  Note  Purchase Agreement dated September 21, 2001 between the Company and Stonestreet Limited Partnership. (Incorporated by reference to Exhibit 10(v) of 2001 Form 10-K) *

10(j)     Registration  Rights  Agreement  dated  September 21, 2001 between the
Company  and  Stonestreet  Limited  Partnership.  (Incorporated  by reference to
Exhibit  10(w)  of  2001  Form  10-K)  *

10(k)     Form of Warrant to Purchase 11,278,195 Shares of Common Stock of ITEC,
dated September 21, 2001, between ITEC and Stonestreet Limited Partnership. (Incorporated by reference to Exhibit 10(x) of 2001 Form 10-K) *

10(l)     Asset  Purchase  Agreement,  dated October 25, 2001, among the Company and Lisa Lavin, Gary J. Lavin, and Roland A. Fernando. (Incorporated by reference to Exhibit 10(a) to September 2001 Form 10-Q) *

10(m)     Audited Financial Statements of SourceOne Group, LLC. (Incorporated by
reference  to  Form  8-K  filed  on  January  25,  2002)      *

10(n)     Secured  Convertible  Debenture  issued  by  the  Company  to  Bristol
Investment  Fund,  Ltd.,  dated  January 22, 2002. (Incorporated by reference to
Exhibit  10(a)  of  December  2001  Form  10-Q)  *

10(o)     Securities  Purchase  Agreement  between  the  Company  and  Bristol
Investment  Fund,  Ltd.,  dated  January 22, 2002. (Incorporated by reference to
Exhibit  10(b)  of  December  2001  Form  10-Q)  *

10(p)     Registration  Rights  Agreement  between  the  Company  and  Bristol
Investment  Fund,  Ltd.,  dated  January 22, 2002. (Incorporated by reference to
Exhibit  10(c)  of  December  2001  Form  10-Q)  *

10(q)     Transaction  Fee  Agreement  between  the Company and Alexander Dunham
Securities, Inc., dated January 22, 2002. (Incorporated by reference to Exhibit 10(d) of December 2001 Form 10-Q) *

10(r)     Stock  Purchase  Warrant  issued to Alexander Dunham Securities, Inc., dated January 22, 2002. (Incorporated by reference to Exhibit 10(e) of December 2001 Form 10-Q) *

10(s)     Stock  Purchase Warrant issued to Bristol Investment Fund, Ltd., dated
January 22, 2002. (Incorporated by reference to Exhibit 10(f) of December 2001 Form 10-Q) *

10(t)     Security  Agreement  between  the Company and Bristol Investment Fund,
Ltd., dated January 22, 2002. (Incorporated by reference to Exhibit 10(g) of December 2001 Form 10-Q) *

10(u)     Convertible  Promissory  Note  between  the  Company  and  Stonestreet
Limited  Partnership,  dated  November  7,  2001.  (Incorporated by reference to
Exhibit  10(h)  of  December  2001  Form  10-Q)  *

10(v)     Convertible  Note  Purchase  Agreement  between  the  Company  and
Stonestreet  Partnership, dated  November 7, 2001. (Incorporated by reference to
Exhibit  10(i)  of  December  2001  Form  10-Q)  *

10(w)     Registration  Rights  Agreement  between  the  Company and Stonestreet
Limited  Partnership,  dated  November  7,  2001.  (Incorporated by reference to
Exhibit  10(j)  of  December  2001  Form  10-Q)  *

10(x)     Stock  Purchase  Warrant  issued  to  Stonestreet Limited Partnership, dated November 7, 2001 . (Incorporated by reference to Exhibit 10(k) of December 2001 Form 10-Q *

10(y)     Acquisition  Agreement  between  the  Company  and Dream Canvas, Inc., dated May 17, 2002; subject to completion of its terms. (Incorporated by reference to Exhibit 10(y) of Form 10-K filed November 18, 2002.) *

10(z)     Closing  Agreement  between the Company and Quik Pix, Inc., dated July
23, 2002, subject to completion of its terms. (Incorporated by reference to Exhibit 10(z) of Form 10-K filed November 18, 2002.) *

10(aa)     Agreement  to  Acquire  Shares  between  the  Company  and  Greenland
Corporation, dated August 5, 2002, subject to completion of its terms.(Incorporated by reference to Exhibit 10(aa) to Form 10-K filed November 18, 2002.) *

10(ab)     Acquisition  Agreement,  dated December 13, 2002, between the Company and Baseline Worldwide, Limited. (Incorporated by reference to Exhibit 99.3 of Form 8-K filed December 19, 2002.) *

10(ac)     Secured  Promissory  Note  in  the amount of $2,250,000 issued by the
Company to Greenland Corporation, dated January 7, 2003. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed January 21, 2003.) *

10(ad)     Security  Agreement,  dated  January 7, 2003, between the Company and
Greenland  Corporation.  (Incorporated  by reference to Exhibit 99.2 of Form 8-K
filed  January  21,  2003.)      *

10(ae)     Agreement to Acquire Shares, dated August 9, 2002 between the Company and Greenland Corporation. (Incorporated by reference to Exhibit 99.3 of Form 8-K filed January 21, 2003.) *

10(af)     Closing  Agreement,  dated  January  7, 2003, between the Company and
Greenland Corporation. (Incorporated by reference to Exhibit 99.4 of Form 8-K filed January 21, 2003.) *

10(ag)     Share Acquisition Agreement, dated June 12, 2002, between the Company and Quik Pix, Inc. (Incorporated by reference to Exhibit 99.5 of Form 8-K filed January 21, 2003.) *

10(ah)     Closing  Agreement, dated July 23, 2002, between the Company and Quik
Pix, Inc. (Incorporated by reference to Exhibit 99.6 of Form 8-K filed January 21, 2003.) *

10(ai)     Stock  Purchase  Agreement  among the Company, Greenland Corporation, and ExpertHR-Oklahoma, dated March 18, 2003. (Incorporated by reference to Exhibit 10(j) to Form 10-Q filed May 20, 3003). *

10(aj)     Assignment  of Patent between John Capezzuto and Quik Pix, Inc. dated
January  14,  2003.  **

10(ak)     Promissory  Note between the Company and John Capezzuto dated June 1,
2003  (signed  June  9,  2003)**

10(al)     Promissory  Note between the Company and John Capezzuto dated June 9,
2003  **

10(am)     Agreement  and  Assignment of Rights, dated February 1, 2003, between
Accord Human Resources, Inc. and Greenland Corporation, and Imaging Technologies. (Incorporated by reference to Exhibit 10(k) of Form 10-KSB filed April 7, 2003 by Greenland Corporation.) *

10(an) Agreement and Assignment of Rights, dated March 1, 2003, between StaffPro Leasing 2, Greenland Corporation, and ExpertHR. (Incorporated by reference to Exhibit 10(l) of Form 10-KSB filed April 7, 2003 by Greenland Corporation.) *

10(ao)     Promissory  Note,  dated March 1, 2003, payable to StaffPro Leasing 2 by Greenland Corporation. (Incorporated by reference to Exhibit 10(k) of Form 10-KSB filed April 7, 2003 by Greenland Corporation.) *

10(op)     Agreement  to  Acquire Shares between the Company and The Christensen
Group,  et  al,  dated
April  1,  2003.  **

21     List  of  Subsidiaries  of  the  Company  **

23.1     Consent  of  Independent  Accountants  -  Boros  &  Farrington  **

23.2     Consent  of  Independent  Accountants  -  Stonefield Josephson, Inc. **

23.3     Consent  of  Independent Accountants - Pohl, McNabola, Berg and Company
**

99.1     Certification  of  the  Chief  Executive  Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

99.2     Certifications  Pursuant  to  Section  302 of the Sarbanes-Oxley Act of
2002  **

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     November  12,  2003          IMAGING  TECHNOLOGIES  CORPORATION

                         By:/s/  BRIAN  BONAR
                            -----------------
                         Brian  Bonar
                         Chief  Executive  Officer

                         By:/s/  JAMES  R.  DOWNEY,  JR.
                            ----------------------------
                         James  R.  Downey,  Jr.
                         Chief  Accounting  Officer

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

SIGNATURE. . . . . . . . . . . . . . .  TITLE                           DATE
--------------------------------------  ------------------------------  ----

  Chairman of the Board of Directors,.  November 12, 2003
/s/ Brian Bonar. . . . . . . . . . . .  Chief Executive Officer, and
--------------------------------------
Brian Bonar. . . . . . . . . . . . . .  Acting Chief Financial Officer
  (Principal Executive Officer)
/s/ Robert A. Dietrich . . . . . . . .  November 12, 2003
--------------------------------------
Robert A. Dietrich
  Director
/s/ Eric W. Gaer . . . . . . . . . . .  November 12, 2003
--------------------------------------
Eric W. Gaer
  Director
/s/ Stephen J. Fryer . . . . . . . . .  November 12, 2003
--------------------------------------
Stephen J. Fryer
  Director
/s/ Richard H. Green . . . . . . . . .  November 12, 2003
--------------------------------------
Richard H. Green
  Director