Form 10QSB
period 2003-09-30
IMAGING TECHNOLOGIES CORP/CA
filed 2003-11-25
CIK 725394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of shares outstanding of the registrant's common stock as of November 14 2003 was 289,293,819

Transitional  Small  Business  Disclosure  Format (check one):  Yes [ ]  No [ X]

TABLE  OF  CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
     Consolidated Balance Sheet - September 30, 2003 (unaudited). . . . . . . . . . . . . . . . . .   3
     Consolidated Statements of Operations-3 months ended September 30, 2003 and 2002  (unaudited).   4
     Consolidated Statements of Cash Flows - 3 months ended September 30, 2003 and 2002 (unaudited)   6
     Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . .   8

ITEM 2.  Management's Discussion and Analysis or Plan of Operations . . . . . . . . . . . . . . . .  17

ITEM 3.   Controls and Procedures

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 2.  Changes In Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 4.  Submission of Matters To A Vote of Security Holders. . . . . . . . . . . . . . . . . . . .  30
ITEM 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
CERTIFICATIONS

PART  I.  -  FINANCIAL  INFORMATION

ITEM  1.   CONSOLIDATED  FINANCIAL  STATEMENTS

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)
                                   (unaudited)

ASSETS
                                                                                            SEPT. 30, 2003
                                                                                            ----------------
Current assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           485
     Accounts receivable, net of  allowance of $86 . . . . . . . . . . . . . . . . . . . .              403
     Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               17
     Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . .              176
                                                                                            ----------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,081
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,822
Patent, net of accumulated amortization of $90 . . . . . . . . . . . . . . . . . . . . . .            1,528
PEO contracts, net of accumulated amortization of $108 . . . . . . . . . . . . . . . . . .            1,067
Property and equipment, net of accumulated depreciation. . . . . . . . . . . . . . . . . .              249
Workers' compensation deposit and other assets . . . . . . . . . . . . . . . . . . . . . .              194
                                                                                            ----------------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         6,941
                                                                                            ================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
     Borrowings under bank notes payable . . . . . . . . . . . . . . . . . . . . . . . . .  $         3,145
     Notes payable, current portion (including related party note of $1,500) . . . . . . .            2,711
     Convertible debentures, net of discounts of $342. . . . . . . . . . . . . . . . . . .            1,394
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,696
     Obligations under capital lease . . . . . . . . . . . . . . . . . . . . . . . . . . .              349
     PEO payroll taxes and other payroll deductions. . . . . . . . . . . . . . . . . . . .            8,809
     PEO accrued worksite employee . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,213
     Advances from related party . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               30
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,873
                                                                                            ----------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .           31,220
                                                                                            ----------------
Long-term liabilities:
     Long-term capital lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               83
     Long-term convertible debentures, less discounts of $139. . . . . . . . . . . . . . .              354
     Long-term notes payable (including related party note of $250). . . . . . . . . . . .              490
                                                                                            ----------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           32,147
                                                                                            ----------------

Preferred stock - minority interest in subsidiary. . . . . . . . . . . . . . . . . . . . .              921

Shareholders' deficiency
   Series A convertible, redeemable preferred stock, $1,000 par value, 7,500 shares
     authorized, 20.5 shares issued and outstanding. . . . . . . . . . . . . . . . . . . .              420
  Common stock, $0.005 par value, 500,000,000 shares authorized; 265,384,510
     shares issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,327
     Common stock warrants and options . . . . . . . . . . . . . . . . . . . . . . . . . .              475
     Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           81,783
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (110,132)
                                                                                            ----------------
          Total shareholders' deficiency . . . . . . . . . . . . . . . . . . . . . . . . .          (26,127)
                                                                                            ----------------
 Total liabilities and shareholders' deficiency. . . . . . . . . . . . . . . . . . . . . .  $         6,941
                                                                                            ================

The accompanying notes are an integrated part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                        (in thousands, except share data)
                                   (unaudited)

(In thousands, except per share amounts)
                                                                                                    2003             2002
                                                                                          ---------------  ---------------
Revenues
     Sales of products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          131   $          486
     Software sales, licenses and royalties. . . . . . . . . . . . . . . . . . . . . . .              36              138
     Temporary staffing services . . . . . . . . . . . . . . . . . . . . . . . . . . . .             767                -
     PEO services (gross billings of $13,060 and $2,822
       respectively; less worksite employee payroll costs of $13,060
       and $2,430, respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,952              392
                                                                                          ---------------  ---------------
 Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,886            1,016
                                                                                          ---------------  ---------------

Costs of revenues
     Cost of products sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              83              235
     Cost of software sales, licenses and royalties. . . . . . . . . . . . . . . . . . .               3               21
     Cost of temporary staffing. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             693                -
     Cost of PEO services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,151              142
                                                                                          ---------------  ---------------
 Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,930              398
                                                                                          ---------------  ---------------

Operating expenses
     Selling, general, and administrative. . . . . . . . . . . . . . . . . . . . . . . .            3005            2,053
     Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                          ---------------  ---------------
                                                                                                   3,005            2,053
                                                                                          ---------------  ---------------

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,049)          (1,435)
                                                                                          ---------------  ---------------

Other income (expense):
     Interest and finance costs, net . . . . . . . . . . . . . . . . . . . . . . . . . .            (235)            (621)
     Gain on extinguishment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (69)               4
                                                                                          ---------------  ---------------
                                                                                                    (304)            (617)
                                                                                          ---------------  ---------------

Loss before provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . .          (2,353)          (2,052)

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                          ---------------  ---------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,353)          (2,052)
Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (5)              (5)
                                                                                          ---------------  ---------------
Net loss attributed to common shareholders . . . . . . . . . . . . . . . . . . . . . . .  $       (2,358)  $       (2,057)
                                                                                          ===============  ===============

Loss per common shares
     Basic and diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (0.01)  $        (0.08)
                                                                                          ===============  ===============

Weighted average common shares - basic and diluted . . . . . . . . . . . . . . . . . . .         240,556           24,662
                                                                                          ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTH ENDED SEPTEMBER 30, 2003 AND 2002
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                   2003            2002
                                                                                         ---------------  --------------
Cash flows from operating activities
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (2,358)  $      (2,052)
   Adjustments to reconcile net loss to net
     cash from operating activities
       Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .             115              29
       Stock issued for services. . . . . . . . . . . . . . . . . . . . . . . . . . . .             269             295
       Amortization of debt discount. . . . . . . . . . . . . . . . . . . . . . . . . .             237             200
       Value of service for exercise of warrants. . . . . . . . . . . . . . . . . . . .               -             166
       Value of warrants issued for services. . . . . . . . . . . . . . . . . . . . . .               -              70
  Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             102             374
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1)             10
     Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (154)            (13)
     Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .          (1,416)            571
     PEO liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,761             229
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (20)              -
                                                                                         ---------------  --------------
               Net cash used in operating activities. . . . . . . . . . . . . . . . . .            (465)           (121)
                                                                                         ---------------  --------------

Cash flows from investing activities
   Cash expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (124)              -
                                                                                         ---------------  --------------
               Net cash used in investing activities. . . . . . . . . . . . . . . . . .            (124)              -
                                                                                         ---------------  --------------

Cash flows from financing activities
   Change in cash overdraft, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (87)              -

   Net borrowings under bank notes payable. . . . . . . . . . . . . . . . . . . . . . .             (25)              -
   Issuance of notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              75
   Repayment of notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (36)              -
   Repayment of capital lease obligation. . . . . . . . . . . . . . . . . . . . . . . .              (1)              -
   Net proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . .               -              25
                                                                                         ---------------  --------------
               Net cash provided by (used in) financing activities. . . . . . . . . . .            (149)            100
                                                                                         ---------------  --------------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .            (738)            (21)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . . . . . .           1,223              42
                                                                                         ---------------  --------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . . . . .  $          485   $          22
                                                                                         ===============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINTUED)
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                        (in thousands, except share data)
                                   (unaudited)

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

During  the  three  months  ended  September  30,  2003,  the Company issued: 1)
5,220,000 shares of its common stock for services valued at $129,400; 2) 10,272,110 shares of its common stock for compensation valued at $140,332; 3)
20,260,000 shares of its common stock for debt of $405,200; and 4) 48,400,337 shares of its common stock for the conversion of convertible debentures in the amount of $345,562.

During the three months ended September 30, 2002, the Company rescinded the $70,000 conversion of convertible notes payable into common stock.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)
                                   (unaudited)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements of Imaging Technologies Corporation and Subsidiaries (the "Company" or "ITEC") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended June 30, 2003, 2002, and 2001 included in the Company's annual report on Form 10-K filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Jackson  Staffing
-----------------

Effective September 1, 2003, the Company acquired, through hiring two key persons, the operations and results thereof of the temporary staffing service then owned by Jackson Staffing, LLC.

There is no specific acquisition agreement, except for the hiring of the two owners as employees of SourceOne Group, Inc., a wholly-owned subsidiary of the Company. The Company did not acquire Jackson Staffing, but only assumed its business and employees. Accordingly, only the results of Jackson Staffing for the month ended September 30, 2003 are included in the Company's financial statements.

NOTE  2.  GOING  CONCERN  CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2003, the Company had a net loss of $2,353,000. As of September 30, 2003, the Company had a negative working capital deficiency of $30,139,000 and had a shareholders' deficiency of $110,132,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE  3.  STOCK  BASED  COMPENSATION

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

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted under SFAS No. 123 to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS No. 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows for the three months ended September 30:

(In thousands, except share amounts). . . .          2003           2002
                                             -------------  -------------
Net loss
As reported . . . . . . . . . . . . . . . .  $     (2,446)  $     (2,052)
Compensation recognized under APB No. 25. .             -              -
Compensation recognized under SFAS No. 123.             -              -
                                             -------------  -------------
Pro forma . . . . . . . . . . . . . . . . .  $     (2,446)  $     (2,052)
                                             =============  =============

Basic earnings (loss) per share
As reported . . . . . . . . . . . . . . . .  $      (0.01)  $      (0.08)
                                             =============  =============
Pro forma . . . . . . . . . . . . . . . . .  $      (0.01)  $      (0.08)

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

The weighted average fair value of the options granted during fiscal years 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model. All options granted in fiscal years 2003 and 2002 vested immediately. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                  2003    2002
                                -------  ------
Fair Value of options granted.  $0.015   $0.56
Risk free interest rate. . . .     3.5%    3.5%
Expected life (years). . . . .       3       1
Expected volatility. . . . . .     421%    179%
Expected dividends . . . . . .       -       -

NOTE  4.  LOSS  PER  COMMON  SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2003: warrants - 6,002,356 and stock options - 34,158,100.

NOTE  5.  RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of
Financial Statements. The adoption of this new pronouncement did not have a material impact to the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements.
Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

NOTE  6.  REVENUE  RECOGNITION  RELATED  TO  PEO  SEGMENT

The Company recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Previously, the Company reported its worksite employees as a component of direct costs, The Company's revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, the Company reclassified worksite employee payroll costs for each of its quarters in the fiscal year ended June 30, 2003 and its Form 10K for the year ended June 30, 2002. These reclassifications had no effect on gross profit, operating loss, or net loss.

NOTE  7.  CONVERTIBLE  NOTES  PAYABLE

Listed  below  is  a  roll-forward  schedule  of  the  convertible  debentures:

(In Thousands)

Balance at June 30, 2003 . . . . . . . . . . . . . . .  $       1,857

Issuance of convertible debentures during the quarter.              -
Converted into common stock. . . . . . . . . . . . . .           (346)
Amortization of value of warrants and preferential
  conversion feature . . . . . . . . . . . . . . . . .            237
                                                        --------------
Balance at September 30, 2003. . . . . . . . . . . . .  $       1,748
                                                        ==============

NOTE  8.  SHAREHOLDERS'  DEFICIENCY

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

Stock  Issuances
----------------

During  the  three  months  ended September 30, 2003, ITEC issued the following:

- 5,220,000 shares of its common stock for legal and consulting services valued at $129,400. The value of the services was determined using the market value of ITEC's common stock on the date of issuance;

- 10,272,110 shares of its common stock for compensation valued at $140,332. The value of the services was determined using the market value of ITEC's common stock on the date of issuance;

-     20,260,000  shares  of  its  common  stock  for  debt  of  $405,200;  and

- 48,400,337 shares of its common stock for the conversion of convertible debentures in the amount of $345,562.

NOTE  9.  SEGMENT  INFORMATION

The Company managed and internally reported the Company's business as three reportable segments, principally, (1) products and accessories, (2) software,
(3)  temporary  staffing,  and  (4)  PEO  services.

     Segment  information  for  the  period  ended March 31, 2003 is as follows:

(in thousands)
                             TEMPORARY
                             PRODUCTS     SOFTWARE    STAFFING   PEO SERVICES    TOTAL
                             -----------  ----------  ---------  --------------  --------
3-months ended 9/30/03
---------------------------
    Revenues. . . . . . . .  $      131   $      36   $     767  $       3,952   $ 4,886
    Operating income (loss)        (368)       (935)         40           (786)   (2,049)


3-months ended 9/30/02
---------------------------
    Revenues. . . . . . . .  $      486   $     138   $       -  $         392   $ 1,016
    Operating income (loss)        (890)       (207)          -           (338)   (1,435)

NOTE  10.  SUBSEQUENT  EVENTS

From October 1, 2003 to November 14, 2003, the Company issued 23,909,309 shares of its common stock to consultants, for warrant exercises, for conversion of convertible debt, and for the reduction of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; our inability to retain key employees; our inability to obtain sufficient financing to continue to expand operations; and changes in demand for products by our customers.

OVERVIEW

     Imaging Technologies Corporation (ITEC) develops and distributes imaging software and distributes digital imaging products. ITEC sells a range of imaging products for use in graphics and publishing, digital photography, and other niche business and technical markets. Our core technologies are related to the design and development of software products that improve the accuracy of color reproduction.

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

     In May 2002, we entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. We completed the acquisition of Dream Canvas Technology, Inc. (DCT) in October 2002 and paid the sum of $40,000 with the issuance of 100,000 shares of its common stock. In December 2002, ITEC sold DCT to Baseline Worldwide Limited for $75,000 in cash.

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

              From July 1, 2003 to November 6, 2003, we issued 109,963,339 shares of our common stock to consultants, for warrant exercises, for conversion of convertible debt, and for the reduction of debt.

              Effective September 1, 2003, we acquired, through hiring two key persons, the operations and results thereof of the temporary staffing service then owned by Jackson Staffing, LLC.

              There is no specific acquisition agreement, except the hiring of the two owners as employees of SourceOne Group, Inc., a wholly-owned subsidiary of ITEC. We did not acquire Jackson Staffing, but only assumed its business and employees. Accordingly, only the results of operations for the month ended
September  30,  2003  are  included  in  our  financial  statements.

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

     In May 2002, we entered into an agreement to acquire Dream Canvas, Inc., a Japanese corporation that has developed machines currently used for the automated printing of custom stickers, popular in the Japanese consumer market. We completed the acquisition of Dream Canvas Technology, Inc. (DCT) in October 2002 and paid the sum of $40,000 with the issuance of 100,000 shares of our common stock. In December 2002, we sold DCT to Baseline Worldwide Limited for $75,000 in cash.

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

REVENUE  RECOGNITION  RELATED  TO  PEO  SEGMENT

We recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Previously, we reported our worksite employees as a component of direct costs, our revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, we reclassified worksite employee payroll costs for each of its quarters within the fiscal year ended June 30, 2003 and the annual report on Form 10K for the year ended June 30, 2002. These reclassifications had no effect on gross profit, operating loss, or net loss.

RESULTS  OF  OPERATIONS

Revenues
--------

     Revenues were $4,886,000 and $1,016,000 for the three-month period ended September 30, 2003 and 2002, respectively, an increase of $3,870,000 or 381%. The increase in revenues was due primarily to the increase in our PEO customer base and the addition of temporary staffing operations that began on September 1, 2003. Since the acquisition of SOG, we have lost several customers, primarily due to changes in rates for services, especially workers' compensation insurance. Additionally, we elected to terminate certain customers due to profitability concerns. New customers, particularly related to ExpertHR, a wholly-owned subsidiary of Greenland, have been acquired, and more are anticipated pursuant to signed agreements, which we expect will contribute to increased revenues in the current fiscal year.

PEO  Services

     PEO revenues for the three-month period ended September 30, 2003 and 2002 were $3,952,000 and $392,000, respectively, an increase of $3,560,000 or 908%.
The increase in revenues was due primarily to the increase in our PEO customer base and the acquisition of Greenland Corporation in January 2003.

Temporary  Staffing

     On September 1, 2003, we hired certain employees who had previously worked in the temporary staffing business. As a result, these new employees were able to bring to us their books of business, which resulted in revenues of $767,000 since the date of their hire.

Imaging  Products

     Sales of imaging products were $131,000 and $486,000 for the three month period ended September 30, 2003 and 2002, respectively, a decrease of $355,000 or 73%. The decrease in product sales was due to the suspension of sales and marketing activities associated with the resale of office products, including copiers, printers, and network solutions. We plan to further evaluate our position related to product sales and marketing.

     Revenue from software sales, licensing fees and royalties were $36,000 and $138,000 for the three-month period ended September 30, 2003 and 2002 respectively, a decrease of $102,000 or 74%. The reduction in software revenues was due to our lack of sufficient working capital to support sales and marketing activities. Royalties from the licensing of ColorBlind source code are insignificant and are reported as part of software sales.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using ITEC technologies. These revenues, however, continue to decline, and are expected to decline in the future due to our focus on imaging product sales and our PEO operations as opposed to technology licensing activities.

COST  OF  PRODUCTS  SOLD

     Cost of PEO services were $3,151,000 (80% of PEO revenues) and $142,000 (36% of PEO revenues) for the three-month period ended September 30, 2003 and 2002, respectively. The decrease in gross profit is due primarily to increased costs of workers' compensation insurance premiums, which could not be passed on to our clients.

     Cost of temporary staffing was $693,000 (90% of temporary staffing revenue). There were no such revenues in the prior-year period.

     Cost of products sold were $83,000 (63% of product sales) and $235,000 (48% of product sales) for the three-month period ended September 30, 2003 and 2002, respectively. The decrease in margins is due primarily to the substantial reduction in product sales for the reported periods as a result of the suspension of sales and marketing activities associated with the resale of office products, including copiers, printers, and network solutions.

     Cost of software, licenses and royalties were $3,000 (15% of associated revenues) and $21,000 (15% of associated revenues) for the three-month period ended September 30, 2003 and 2002, respectively.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services.

     Selling, general and administrative expenses for the three-month period ended September 30, 2003 and 2002, respectively, were $3,005,000 and $2,053,000 an increase of $952,000 or 46%. The increase is due to the acquisition of Greenland and QPI, and the increased overhead associated with operating a larger company.

COSTS  OF  RESEARCH  AND  DEVELOPMENT

     There were no costs incurred for research and development in the three months ended September 30, 2003 and 2002.

     We have been reducing our research and development costs during the past several quarters. We have suspended most of our engineering and licensing activities associated with OEM printer products and have re-directed our research and development costs toward the support of our ColorBlind software products.

OTHER  INCOME  AND  EXPENSE

     Interest and financing costs were $235,000 and $621,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease is a reduction in beneficial conversions of our convertible debt compared to the year-earlier period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities. Additionally, in order to facilitate its growth and future liquidity, the Company has made some strategic acquisitions.

     As a result of some of the Company's financing activities, there has been a significant increase in the number of issued and outstanding shares. During the three-month period ended September 30, 2003, the Company issued an additional
84,152,447 shares. These shares of common stock were issued primarily for corporate expenses in lieu of cash, and for the exercise of warrants.

As of September 30, 2003, the Company had negative working capital of $30,232,000, a decrease in working capital of approximately $1,786,000 as compared to June 30, 2003, due primarily to our net loss in the quarterly period ended September 30, 2003.

Net cash used in operating activities was $465,000 for the three month period ended September 30, 2003 as compared to $121,000 for the three months ended September 30, 2002, a increase of $344,000 or 284%, due primarily to the suspension of our business and the additional cash requirements.

Cash used in investing activities was $124,000 for the three month period ended September 30, 2003, an increase of $124,000 (100%) from the year-earlier period.

     We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to ITEC's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at September 30, 2003, was approximately $387,000.

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

     On or about October 7, 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against us and certain current and past officers and/or directors, alleging violation of federal securities laws during the period of April 21, 1998 through October 9, 1998. On or about November 17, 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on us. On January 31, 2003, we executed a Stipulation of Settlement, and the matter was approved by the Superior Court in May 2003. Our insurance company made the required cash settlement payment and the Company issued 5,000,000 shares to fulfill its part of the settlement agreement.

     Throughout fiscal 2000, 2001, 2002 and 2003, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $1.8 million. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars. Should we be required to pay the full amount demanded in each of these claims and lawsuits, we may have to cease our operations. However, to date, the superior security interest held by Imperial Bank has prevented nearly all of these trade creditors from collecting on their judgments.

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

     The penalty for noncompliance of the Settlement Agreement is a stipulated judgment that allows Imperial Bank to immediately reinstate the operational receiver and begin liquidation proceedings against us. We are currently meeting the monthly amount of $150,000 as stipulated by the Settlement Agreement with Imperial Bank. However, the monthly payments have been reduced to $100,000 through January of 2002 and further reduced to $50,000 in 2003.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  2.  CHANGES  IN  SECURITIES

Common  Stock
-------------

During the three months ended September 30, 2003, ITEC issued the following unregistered securities:

- 5,220,000 shares of its common stock for legal and consulting services valued at $129,400;

-     10,272,110 shares of its common stock for compensation valued at $140,332;

-     20,260,000  shares  of  its  common  stock  for  debt  of  $405,200;  and

- 48,400,337 shares of its common stock for the conversion of convertible debentures in the amount of $345,562.

Stock  Split
------------

     On August 9, 2002, the Company's board of directors approved and effected a 1 for 20 reverse stock split. All share and per share data have been retroactively restated to reflect this stock split.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The Company is currently in default on certain bank loans that have an aggregate outstanding balance at September 30, 2003 of $3,145,000.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

10(a) Agreement and Assignment of Rights, dated October 24, 2003, between SourceOne Group, Inc. and ePEO Link.

31.1      Rule  13a-14(a)  Certification

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports  on  Form  8-K

On September 10, 2003, the Registrant filed a Current Report on Form 8-K announcing that on September 3, 2003, the Registrant appointed Pohl, McNabola, Berg & Company, LLP ("PMBC") as the Registrant independent auditors upon the recommendation of its Audit Committee.

On July 22, 2003, Registrant filed a Current Report on Form 8-K announcing that:

- In October 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against the Registrant and certain current and past officers and/or directors, alleging violation of federal securities laws and, in November 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on the Registrant. In January 2003, the Registrant entered into a Stipulation of Settlement with the plaintiffs. The Registrant agreed to pay the plaintiffs 5,000,000 shares of common stock and $200,000 in cash. The Parties have accepted the settlement.

-     In  June  2003,  the  Registrant  entered  into  a  settlement  with  The
Massachusetts Institute of Technology and Electronics For Imaging, related to a patent held by the plaintiffs that was alleged to be related to the Registrant's ColorBlind software products. The plaintiffs have agreed to dismiss its claims against the Registrant with prejudice in exchange for a settlement fee payment of $10,000, which is being paid over a three-month period.

- The Registrant was a party to a lawsuit filed by Symphony Partners, L.P. related to our acquisition of SourceOne Group, LLC. The plaintiffs sought payment of $702,000. In June 2003, the Registrant entered into a settlement with the plaintiffs for a cash payment of $274,000, which has been paid.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November  24,  2003

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)


By:  /S/  Brian  Bonar
_____________________________________
Brian  Bonar
Chairman  and  Chief  Executive  Officer


By:  /S/  James  R.  Downey,  Jr.
_____________________________________
James  R.  Downey,  Jr.
Chief  Accounting  Officer