Form 10QSB
period 2003-12-31
IMAGING TECHNOLOGIES CORP/CA
filed 2004-02-17
CIK 725394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

The number of shares outstanding of the registrant's common stock as of February 10, 2004 was 341,818,798

Transitional  Small  Business  Disclosure Format (check one):  Yes [ ]  No [ X ]

TABLE  OF  CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
     Consolidated Balance Sheet - December 31, 2003 (unaudited). . . . . . . . . . . . . . . . . .   3
     Consolidated Statements of Operations - 3 months ended December 31, 2003 and 2002 (unaudited)   4
     Consolidated Statements of Operations-6 months ended December 31, 2003 and 2002  (unaudited).   5
     Consolidated Statements of Cash Flows - 6 months ended December 31, 2003 and 2002 (unaudited)   6
     Notes to Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . .   8

ITEM 2.  Management's Discussion and Analysis or Plan of Operations. . . . . . . . . . . . . . . .  17

ITEM 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 2.  Changes In Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 4.  Submission of Matters To A Vote of Security Holders . . . . . . . . . . . . . . . . . . .  30
ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

EXHIBITS

CERTIFICATIONS

PART  I.  -  FINANCIAL  INFORMATION

ITEM  1.   CONSOLIDATED  FINANCIAL  STATEMENTS

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)
                                   (unaudited)

ASSETS
                                                                                            DECEMBER 31, 2003
                                                                                            -------------------
Current assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               68
     Accounts receivable, net of  allowance of $392. . . . . . . . . . . . . . . . . . . .                 750
     Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  15
     Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . .                  53
                                                                                            -------------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 886
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,822
Patent, net of accumulated amortization of $120. . . . . . . . . . . . . . . . . . . . . .               1,498
PEO contracts, net of accumulated amortization of $168 . . . . . . . . . . . . . . . . . .               1,007
Property and equipment, net of accumulated depreciation. . . . . . . . . . . . . . . . . .                 259
Workers' compensation deposit and other assets . . . . . . . . . . . . . . . . . . . . . .                 135
                                                                                            -------------------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            6,607
                                                                                            ===================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
     Borrowings under bank notes payable . . . . . . . . . . . . . . . . . . . . . . . . .  $            3,145
     Notes payable, current portion (including related party note of $1,500) . . . . . . .               2,644
     Convertible debentures, net of discounts of $124. . . . . . . . . . . . . . . . . . .                 952
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,779
     Obligations under capital lease . . . . . . . . . . . . . . . . . . . . . . . . . . .                 362
     PEO payroll taxes and other payroll deductions. . . . . . . . . . . . . . . . . . . .               8,281
     Advances from related party . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  30
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12,337
                                                                                            -------------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .              31,530
                                                                                            -------------------
Long-term liabilities:
     Long-term capital lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  51
     Long-term convertible debentures, less discounts of $755. . . . . . . . . . . . . . .                 400
     Long-term notes payable (including related party note of $250). . . . . . . . . . . .                 482
                                                                                            -------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              32,463
                                                                                            -------------------

Preferred stock - minority interest in subsidiary. . . . . . . . . . . . . . . . . . . . .                 921

Shareholders' deficiency
   Series A convertible, redeemable preferred stock, $1,000 par value, 7,500 shares
     authorized, 20.5 shares issued and outstanding. . . . . . . . . . . . . . . . . . . .                 420
  Common stock, $0.005 par value, 500,000,000 shares authorized; 317,587,999
     shares issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,588
     Common stock warrants and options . . . . . . . . . . . . . . . . . . . . . . . . . .                 475
     Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              83,302
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (112,562)
                                                                                            -------------------
          Total shareholders' deficiency . . . . . . . . . . . . . . . . . . . . . . . . .             (26,777)
                                                                                            -------------------
 Total liabilities and shareholders' deficiency. . . . . . . . . . . . . . . . . . . . . .  $            6,607
                                                                                            ===================

The accompanying notes are an integrated part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                        (in thousands, except share data)
                                   (unaudited)

(In thousands, except per share amounts)
                                                                                                    2003             2002
                                                                                          ---------------  ---------------
Revenues
     Sales of products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          324   $           94
     Software sales, licenses and royalties. . . . . . . . . . . . . . . . . . . . . . .               -               41
     Temporary staffing services . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,669                -
     PEO services (gross billings of $14,254 and $2,139
       respectively; less worksite employee payroll costs of $15,641
       and $1,877, respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,597              262
                                                                                          ---------------  ---------------
 Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,590              397
                                                                                          ---------------  ---------------

Costs of revenues
     Cost of products sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              46               82
     Cost of software sales, licenses and royalties. . . . . . . . . . . . . . . . . . .               -               29
     Cost of temporary staffing. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             500                -
     Cost of PEO services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,984                1
                                                                                          ---------------  ---------------
 Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,530              112
                                                                                          ---------------  ---------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,060              285

Operating expenses
     Selling, general, and administrative. . . . . . . . . . . . . . . . . . . . . . . .           3,408            1,124
     Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                          ---------------  ---------------
                                                                                                   3,408            1,124
                                                                                          ---------------  ---------------

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,343)            (839)
                                                                                          ---------------  ---------------

Other income (expense):
     Interest and finance costs, net . . . . . . . . . . . . . . . . . . . . . . . . . .            (694)            (490)
     Gain on extinguishment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . .             518              656
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              94               21
                                                                                          ---------------  ---------------
                                                                                                     (82)             187
                                                                                          ---------------  ---------------

Loss before provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . .          (2,430)            (652)

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                          ---------------  ---------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,430)            (652)
Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (5)              (5)
                                                                                          ---------------  ---------------
Net loss attributed to common shareholders . . . . . . . . . . . . . . . . . . . . . . .  $       (2,435)  $         (657)
                                                                                          ===============  ===============

Loss per common shares
     Basic and diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (0.01)  $        (0.01)
                                                                                          ===============  ===============

Weighted average common shares - basic and diluted . . . . . . . . . . . . . . . . . . .         288,935           66,284
                                                                                          ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                        (in thousands, except share data)
                                   (unaudited)

(In thousands, except per share amounts)
                                                                                                    2003             2002
                                                                                          ---------------  ---------------
Revenues
     Sales of products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          455   $          580
     Software sales, licenses and royalties. . . . . . . . . . . . . . . . . . . . . . .              36              179
     Temporary staffing services . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,436                -
     PEO services (gross billings of $34,333 and $4,961
       respectively; less worksite employee payroll costs of $36,316
       and $4,307, respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,549              654
                                                                                          ---------------  ---------------
 Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,476            1,413
                                                                                          ---------------  ---------------

Costs of revenues
     Cost of products sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             128              317
     Cost of software sales, licenses and royalties. . . . . . . . . . . . . . . . . . .               3               62
     Cost of temporary staffing. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,194                -
     Cost of PEO services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,135              143
                                                                                          ---------------  ---------------
 Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,460              522
                                                                                          ---------------  ---------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,016              891

Operating expenses
     Selling, general, and administrative. . . . . . . . . . . . . . . . . . . . . . . .           6,413            3,165
     Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                          ---------------  ---------------
                                                                                                   6,413            3,165
                                                                                          ---------------  ---------------

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,397)          (2,274)
                                                                                          ---------------  ---------------

Other income (expense):
     Interest and finance costs, net . . . . . . . . . . . . . . . . . . . . . . . . . .            (929)          (1,111)
     Gain on extinguishment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . .             518              656
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              25               25
                                                                                          ---------------  ---------------
                                                                                                    (386)            (430)
                                                                                          ---------------  ---------------

Loss before provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . .          (4,783)          (2,704)

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                                          ---------------  ---------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,783)          (2,704)
Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (10)             (10)
                                                                                          ---------------  ---------------
Net loss attributed to common shareholders . . . . . . . . . . . . . . . . . . . . . . .  $       (4,793)  $       (2,714)
                                                                                          ===============  ===============

Loss per common shares
     Basic and diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (0.02)  $        (0.06)
                                                                                          ===============  ===============

Weighted average common shares - basic and diluted . . . . . . . . . . . . . . . . . . .         264,745           45,473
                                                                                          ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                    2003           2002
                                                                                         ----------------  -------------
Cash flows from operating activities
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (4,783)  $     (2,704)
   Adjustments to reconcile net loss to net
     cash from operating activities
       Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .              229             48
       Writedown of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .                -             55
       Stock issued for services. . . . . . . . . . . . . . . . . . . . . . . . . . . .              363            671
       Amortization of debt discount. . . . . . . . . . . . . . . . . . . . . . . . . .              475            450
       Value of service for exercise of warrants. . . . . . . . . . . . . . . . . . . .                -            166
       Value of warrants issued for services. . . . . . . . . . . . . . . . . . . . . .                -             70
       Gain on extinguishments of debt. . . . . . . . . . . . . . . . . . . . . . . . .                -           (656)
  Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (243)           286
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -            139
     Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (33)          (115)
     Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .            1,436            857
     PEO liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,018            942
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               38              -
                                                                                         ----------------  -------------
              Net cash provided by (used in) operating activities . . . . . . . . . . .           (1,500)           209
                                                                                         ----------------  -------------

Cash flows from investing activities
   Purchase of furniture & equipment. . . . . . . . . . . . . . . . . . . . . . . . . .             (158)             -
                                                                                         ----------------  -------------
               Net cash used in investing activities. . . . . . . . . . . . . . . . . .             (158)             -
                                                                                         ----------------  -------------

Cash flows from financing activities
   Change in cash overdraft, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .              (87)             -
   Net borrowings under bank notes payable. . . . . . . . . . . . . . . . . . . . . . .              (25)          (100)
   Issuance of convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . .              650              -
   Repayment of notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (170)             -
   Repayment of capital lease obligation. . . . . . . . . . . . . . . . . . . . . . . .              (20)             -
   Net proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . .              155             25
                                                                                         ----------------  -------------
              Net cash provided by (used in) financing activities . . . . . . . . . . .              503            (75)
                                                                                         ----------------  -------------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . . .           (1,155)           134
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . . . . . .            1,223             43
                                                                                         ----------------  -------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . . . . .  $            68   $        177
                                                                                         ================  =============

The accompanying notes are an integral part of these consolidated financial statements.

                IMAGING TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                        (in thousands, except share data)
                                   (unaudited)

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

During the six months ended December 31, 2003, the Company issued: (1) 6,470,000 shares of its common stock for services valued at $148,150; (2) 10,272,110 shares of its common stock for compensation valued at $140,332; (3) 20,260,000 shares of its common stock for debt of $405,200; and (4) 95,000,208 shares of its common stock for the conversion of convertible debentures in the amount of $994,385.

During the six months ended December 31, 2002, the Company (1) rescinded the $70,000 conversion of convertible notes payable into common stock, (2) converted $80,000 of debt into 8,000,000 shares of common stock and (3) issued 100,000 shares of common stock in connection with the acquisition of Dream Canvas Technologies, Inc.

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

ePEO  Link
----------

In its Form 10QSB for the period ended September 30, 2003, the Company disclosed an intent to acquire the line of business of ePEO Link and a draft definitive agreement was included as an exhibit thereto. As of the date of this filing, the agreement between the Company and ePEO Link has not been finalized and is still under negotiation. Accordingly, no results of operations relating to ePEO Link have been included in the Company's financial statements incorporated in this Form 10QSB.

Jackson  Staffing
-----------------

Effective September 1, 2003, the Company acquired, through hiring two key persons, the operations and results thereof of the temporary staffing service then owned by Jackson Staffing, LLC.

At that time, there was no specific acquisition agreement, except for the hiring of the two owners as employees of SourceOne Group, Inc., a wholly-owned subsidiary of the Company. Subsequently, a definitive agreement dated September 1, 2003 has been negotiated to purchase the business of Jackson Staffing. The results of operations for the three months ended December 31, 2003 are included in the consolidated financial statements of the Company.

NOTE  2.  GOING  CONCERN  CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2003, the Company had a net loss of $4,783,000. As of December 31, 2003, the Company had a negative working capital deficiency of $30,644,000 and had a shareholders' deficiency of $26,777,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted under SFAS No. 123 to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS No. 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows for the six months ended December 31:

(In thousands, except share amounts). . . .          2003           2002
                                             -------------  -------------
Net loss
As reported . . . . . . . . . . . . . . . .  $     (4,783)  $     (2,704)
Compensation recognized under APB No. 25. .             -              -
Compensation recognized under SFAS No. 123.             -           (250)
                                             -------------  -------------
Pro forma . . . . . . . . . . . . . . . . .  $     (4,783)  $     (2,954)
                                             =============  =============

Basic earnings (loss) per share
As reported . . . . . . . . . . . . . . . .  $      (0.02)  $      (0.06)
                                             =============  =============
Pro forma . . . . . . . . . . . . . . . . .  $      (0.02)  $      (0.06)

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

The weighted average fair value of the options granted during fiscal years 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model. All options granted in fiscal years 2004 and 2003 vested immediately. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                        2004  2003
                                       -----  ----

Fair Value of options granted.  $N/A   $0.01
Risk free interest rate. . . .   3.5%
Expected life (years). . . . .     3       3
Expected volatility. . . . . .   421%
Expected dividends . . . . . .     -    0%0-

NOTE  4.  LOSS  PER  COMMON  SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended December 31, 2003: warrants - 18,563,435 and stock options - 33,408,100.

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

In December 2003 the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2003. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

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

NOTE  7.  CONVERTIBLE  NOTES  PAYABLE

Listed  below  is  a  roll-forward  schedule  of  the  convertible  debentures:

(In Thousands)

Balance at June 30, 2003 . . . . . . . . . . . . . . . . . .  $       1,857

Issuance of convertible debentures during the six months
    ended December 31, 2003. . . . . . . . . . . . . . . . .            650
Increase in debt discount and beneficial conversion feature.           (636)
Converted into common stock. . . . . . . . . . . . . . . . .           (994)
Amortization of value of warrants and preferential
  conversion feature . . . . . . . . . . . . . . . . . . . .            475
                                                              --------------
Balance at December 31, 2003 . . . . . . . . . . . . . . . .  $       1,352
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

Stock  Issuances
----------------

During  the  six  months  ended  December  31,  2003, ITEC issued the following:

- 6,470,000 shares of its common stock for legal and consulting services valued at $148,150. The value of the services was determined using the market value of ITEC's common stock on the date of issuance;

- 10,272,110 shares of its common stock for compensation valued at $140,332. The value of the services was determined using the market value of ITEC's common stock on the date of issuance;

-     20,260,000  shares  of  its  common  stock  for  debt  of  $405,200;

- 95,000,208 shares of its common stock for the conversion of convertible debentures in the amount of $994,385; and

-     750,000  shares  of  its  common  stock  upon  the  exercise  of  options.

NOTE  9.  SEGMENT  INFORMATION

The Company managed and internally reported the Company's business as three reportable segments, principally, (1) products and accessories, (2) software,
(3)  temporary  staffing,  and  (4)  PEO  services.

Segment  information  for the six months ended  December 31, 2003 is as follows:

(in thousands)
                             TEMPORARY
                             PRODUCTS     SOFTWARE    STAFFING    PEO SERVICES    TOTAL
                             -----------  ----------  ----------  --------------  --------
6-months ended 12/31/03
---------------------------
    Revenues. . . . . . . .  $      455   $      36   $   3,436   $       6,549   $10,476
    Operating income (loss)        (536)     (2,080)       (122)         (1,659)   (4,397)

6-months ended 12/31/02
---------------------------
    Revenues. . . . . . . .  $      580   $     179   $       -   $         654   $ 1,413
    Operating income (loss)      (1,362)        (86)          -            (826)   (2,274)

NOTE  10.  SUBSEQUENT  EVENTS

From January 1, 2004 to February 10, 2004, the Company issued 24,230,801 shares of its common stock to consultants, for warrant exercises, for conversion of convertible debt, and for the reduction of debt.

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

In November 2003, the Company entered into an agreement to acquire, through hiring two key persons and a one year promissory note of $600,000 and the assumption of certain unpaid insurance provider claims, the amount of which is not to exceed $1,500,000.00, the operations and results thereof of the PEO business operations then owned by ePEO Linc, Inc.

In September 2003, the Company acquired, through hiring two key persons, the operations and results thereof of the temporary staffing service then owned by Jackson Staffing, LLC. There is no specific acquisition agreement, except for the hiring of the two owners as employees of SourceOne Group, Inc., a wholly-owned subsidiary of the Company. The Company did not acquire Jackson Staffing, but only assumed its business and employees. Accordingly, only the results of Jackson Staffing for the month ended September 30, 2003 are included in the Company's financial statements.

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

In March 2002, we acquired all of the outstanding shares of EnStructure, Inc. ("EnStructure), a PEO company, for restricted IMTO common stock. The terms of the acquisition were defined in the acquisition agreement, which was exhibited as part of our Form 8-K, dated March 28, 2002. EnStructure has no operations at this time.

In May 2002, we entered into an agreement to acquire Dream Canvas, Inc., ("DCT"), a Japanese corporation, that developed machines used for the automated printing of custom stickers, popular in the Japanese consumer market. We completed the acquisition of DCT in October 2002 and paid the sum of $40,000 with the issuance of 100,000 shares of IMTO common stock. In December 2002, we sold DCT to Baseline Worldwide Limited for $75,000 in cash, and reported the transaction on Form 8-K, filed on December 19, 2002.

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

SIGNIFICANT  ACCOUNTING  POLICIES  AND  ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, value of intangible assets and valuation of non-cash compensation. We base our estimates and judgments on historical experiences and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and estimated fair value of equity instruments used for compensation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-K for the fiscal year ended June 30, 2003.

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

RESULTS  OF  OPERATIONS

Revenues
--------

Revenues were $10,476,000 and $1,413,000 for the six month period ended December 31, 2003 and 2002, respectively, an increase of $9,063,000 or 641%. The increase in revenues was due primarily to the increase in our PEO customer base and the addition of temporary staffing operations that began on September 1, 2003. Since the acquisition of SOG, we have lost several customers, primarily due to changes in rates for services, especially workers' compensation insurance. Additionally, we elected to terminate certain customers due to profitability concerns. New customers have been acquired, and more are anticipated pursuant to signed agreements, which we expect will contribute to increased revenues in the current fiscal year.

PEO  Services

PEO revenues for the six month period ended December 310, 2003 and 2002 were $6,549,000 and $654,000, respectively, an increase of $5,895,000 or 901%. The increase in revenues was due primarily to the increase in our PEO customer base.

Temporary  Staffing

On September 1, 2003, we hired certain employees who had previously worked in the temporary staffing business. As a result, these new employees were able to bring to us their books of business, which resulted in revenues of $3,436,000 since the date of their hire.

Imaging  Products

Sales of imaging products were $455,000 and $580,000 for the six month period ended December 31, 2003 and 2002, respectively, a decrease of $125,000 or 22%. The decrease in product sales was due to the suspension of sales and marketing activities associated with the resale of office products, including copiers, printers, and network solutions. We plan to further evaluate our position related to product sales and marketing.

Revenue from software sales, licensing fees and royalties were $36,000 and $179,000 for the six month period ended December 31, 2003 and 2002 respectively, a decrease of $143,000 or 80%. The reduction in software revenues was due to our lack of sufficient working capital to support sales and marketing activities. Royalties from the licensing of ColorBlind source code are insignificant and are reported as part of software sales.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using ITEC technologies. These revenues, however, continue to decline, and are expected to decline in the future due to our focus on our PEO operations as opposed to technology licensing activities.

COST  OF  PRODUCTS  SOLD

Cost of PEO services were $7,135,000 (109% of PEO revenues) and $143,000 (22% of PEO revenues) for the six month period ended December 31, 2003 and 2002, respectively. The decrease in gross profit is due primarily to increased costs of workers' compensation insurance premiums, which could not be passed on to our clients. These costs tend to vary from period-to-period, depending on timing of new contracts and employee risk classifications.

Cost of temporary staffing was $1,194,000 (34% of temporary staffing revenue). There were no such revenues in the prior-year period.

Cost of products sold were $128,000 (28% of product sales) and $317,000 (55% of product sales) for the six month period ended December 31, 2003 and 2002, respectively. The increase in margins is due primarily to the sale of higher margin products.

Cost of software, licenses and royalties were $3,000 (8% of associated revenues) and $62,000 (35% of associated revenues) for the six month period ended December 31, 2003 and 2002, respectively. The increase is due primarily to increased business activity, which also included increased duplication and packaging costs.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services.

Selling, general and administrative expenses for the six month period ended December 31, 2003 and 2002, respectively, were $6,413,000 and $3,165,000 an increase of $3,248,000 or 102%. The increase is due to the acquisition of Greenland and QPI, the increased overhead associated with operating a larger company, and the cost of outside consultants to assist in the integration of the companies.

COSTS  OF  RESEARCH  AND  DEVELOPMENT

There were no costs incurred for research and development in the six months ended December 31, 2003 and 2002. We have been reducing our research and development costs during the past several quarters. We have suspended most of our engineering and licensing activities associated with OEM printer products and have re-directed our research and development costs toward the support of our ColorBlind software products.

OTHER  INCOME  AND  EXPENSE

Interest and financing costs were $929,000 and $1,111,000 for the six months ended December 31, 2003 and 2002, respectively. The decrease is due to less amortization of debt discounts in the current period.

GAIN  ON  EXTINGUISHMENT  OF  DEBT

Gain on the extinguishment of debt was $518,000 and $656,000 for the six months ended December 31, 2003 and 2002, respectively. The amounts related to accounts payable, which had become stale and uncollectible under the Statute of Limitations in the State of California and upon obtaining a legal opinion with respect to the State of California Statute of Limitations.

LIQUIDITY  AND  CAPITAL  RESOURCES

Historically, the Company has financed its operations primarily through cash generated from operations, debt financing, and from the sale of equity securities. Additionally, in order to facilitate its growth and future liquidity, the Company has made some strategic acquisitions.

As a result of some of the Company's financing activities, there has been a significant increase in the number of issued and outstanding shares. During the six month period ended December 31, 2003, the Company issued an additional 136,355,936 shares. These shares of common stock were issued primarily for corporate expenses in lieu of cash, for the conversion of convertible debentures and other debt, and for the exercise of warrants.

As of December 31, 2003, the Company had negative working capital of $30,644,000, a decrease in working capital of approximately $5,127,000 as compared to June 30, 2003, due primarily to our net loss for the six months ended December 31, 2003.

Net cash used in operating activities was $1,500,000 for the six months ended December 31, 2003 as compared to cash provided by operating activities of $209,000 for the six months ended December 30, 2002, a decrease of $1,709,000, due primarily to the increased net loss as a result of the acquisition of Greenland and QPI.

Cash used in investing activities was $158,000 for the six month period ended December 31, 2003, an increase of $158,000 (100%) from the year-earlier period.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to ITEC's common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at December 31, 2003, was approximately $391,000.

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

RISKS  AND  UNCERTAINTIES

Risks  Relating  to  our  Business:
-----------------------------------

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

AS A MAJOR EMPLOYER, OUR OPERATIONS ARE AFFECTED BY NUMEROUS FEDERAL, STATES, AND LOCAL LAWS RELATED TO LABOR, TAX, AND EMPLOYMENT MATTERS.

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

The penalty for noncompliance of the Settlement Agreement is a stipulated judgment that allows Imperial Bank to immediately reinstate the operational receiver and begin liquidation proceedings against us. Our current arrangement with Imperial Bank reduces are monthly payments to $50,000. The remaining balance due is approximately $3.1 million.

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

Risks  Relating  to  our  Stock:
-------------------------------

THE ISSUANCE OF THE SHARES PURSUANT TO OUTSTANDING CONVERTIBLE NOTES WILL RESULT IN DILUTION.

There are a large number of shares underlying convertible notes and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock and may cause substantial dilution to existing stockholders.

The number of shares of common stock issuable upon conversion of convertible notes may increase if the market price of our stock declines. Nearly all of the shares issuable upon conversion of notes and debentures and upon exercise of warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon conversion of convertible notes and debentures and exercise of outstanding warrants will also cause immediate and substantial dilution to existing stockholders and may make it difficult to obtain additional capital.

THE OVERHANG AFFECT FROM THE RESALE OF SELLING SHAREHOLDERS' SECURITIES ON THE MARKET COULD RESULT IN LOWER STOCK PRICES WHEN CONVERTED

Overhang can translate into a potential decrease in our market price per share. The common stock underlying unconverted debentures represents overhang. These outstanding debentures are converted into common stock at a discount to the market price providing the debenture holder the ability to sell his or her stock at or below market and still make a profit, which is incentive for the holder to sell the shares as quickly as possible to ensure as much profit as possible in case the stock price falls. If the share volume cannot absorb the discounted shares, our market price per share will likely decrease. As the market price decreases, each subsequent conversion will require a larger quantity of shares.

SHORT SELLING COMMON STOCK BY WARRANT AND DEBENTURE HOLDERS MAY DRIVE DOWN THE MARKET PRICE OF OUR STOCK.

The warrant and debenture holders may sell shares of our common stock on the market before exercising the warrant or converting the debenture. The stock is usually offered at or below market since the warrant and debenture holders receive stock at a discount to market. Once the sale is completed the holders exercise or convert a like dollar amount of shares. If the stock sale lowered the market price, upon exercise or conversion, the holders would receive a greater number of shares then they would have absent the short sale. This pattern may result in the spiraling down of our stock's market price.

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

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

Our shares of Common Stock are "penny stocks" as defined in the Exchange Act, which are quoted in the over-the-counter market on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock being registered hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are: (1) the bid and offer price quotes for the penny stock, and the number of shares to which the quoted prices apply; (2) the brokerage firm's compensation for the trade; and
(3) the compensation received by the brokerages firm's salesperson for the trade.

In addition, the brokerage firm must send the investor: (1) monthly account statement that gives an estimate of the value of each penny stock in your account; (2) a written statement of your financial situation and investment goals; and (3) legal remedies, which may be available to you, are as follows:
(a) if penny stocks are sold to you in violation of your rights listed above, or other federal or state securities laws, you may be able to cancel your purchase and get your money back.; (b) if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages; and
(c) if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of the Common Stock.

RESALE RESTRICTIONS ON TRANSFERRING "PENNY STOCKS" ARE SOMETIMES IMPOSED BY SOME STATES, WHICH MAY MAKE TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

Various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the Common Stock may have their ability to sell their shares of the Common Stock impaired. For example, the Utah Securities Commission prohibits brokers from soliciting buyers for "penny stocks", which makes selling them more difficult.

OUR ABSENCE OF DIVIDENDS OR THE ABILITY TO PAY THEM PLACES A LIMITATION ON ANY INVESTORS RETURN.

We anticipate that, for the foreseeable future, earnings will be retained for the development of its business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of our Board of Directors and will depend on our general business condition.

Information  about  forward-looking  statements
-----------------------------------------------

This report contains certain forward-looking statements, which involve substantial risks and uncertainties. These forward-looking statements can generally be identified because the context of the statement includes words such as "may," "will," "except," "anticipate," "intend," "estimate," "continue,"
"believe," or other similar words. Similarly, this prospectus also contains forward-looking statements about our future. Forward-looking statements include statements about our plans, objectives, goals, strategies, expectations for the future, future performance and events, underlying assumptions for all of the above, and other statements, which are not statements of historical facts.

These forward-looking statements involve risks and uncertainties discussed in the risk factor section, which could cause our actual results to materially differ from our forward-looking statements. We make these forward-looking statements based on our analysis of internal and external historical trends, but there can be no assurance that we will achieve the results set forth in these forward-looking statements. Our forward-looking statements are expressed in good faith and we believe that there is a reasonable basis for us to make them.

We have no obligation to update or revise these forward-looking statements to reflect future events.

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

We have been sued in Illinois state court along with AIA/Merriman, our insurance brokers, by the Arena Football League-2 ("AF2"). Damages payable to AF2, should they win the suit, could exceed $700,000. We expect to defend our position and rely on representations of our insurance brokers. We have also issued a counter suit against the AF2 for failure to disclose information required by our contract and other material misrepresentations management believes the AF2 has made.

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

ITEM  2.  CHANGES  IN  SECURITIES

Common  Stock
-------------

During  the  six  months  ended  December  31,  2003, ITEC issued the following:

- 6,470,000 shares of its common stock for legal and consulting services valued at $148,150. The value of the services was determined using the market value of ITEC's common stock on the date of issuance;

- 10,272,110 shares of its common stock for compensation valued at $140,332. The value of the services was determined using the market value of ITEC's common stock on the date of issuance;

-     20,260,000  shares  of  its  common  stock  for  debt  of  $405,200;

- 95,000,208 shares of its common stock for the conversion of convertible debentures in the amount of $994,385; and

-     750,000  shares  of  its  common  stock  upon  the  exercise  of  options.

Stock  Split
------------

On August 9, 2002, the Company's board of directors approved and affected a 1 for 20 reverse stock split. All share and per share data have been retroactively restated to reflect this stock split.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

The Company is currently in default on certain bank loans that have an aggregate outstanding balance at December 31, 2003 of $3,145,000.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

10(a)     Alpha  Capital  Aktiengsellschaft  December  17, 2003 convertible note

10(b)     Alpha  Capital  Aktiengsellschaft  December  17,  2003  warrant

10(c)     Gamma  Opportunity  Capital Partners, LP December 17, 2003 convertible note

10(d)     Gamma  Opportunity  Capital  Partners,  LP  December  17, 2003 warrant

10(e)     Longview  Fund,  LP  December  17,  2003  convertible  note

10(f)     Longview,  LP  December  17,  2003  warrant

10(g)     Stonestreet  Limited  Partnership  December  17, 2003 convertible note

10(h)     Stonestreet  Limited  Partnership  December  17,  2003  warrant

10(i)     Subscription  Agreement  December  17,  2003

10(j)     Acquisition  Agreement between the Company and Jackson Staffing, Inc., dated  September  1,  2003.

31.1     Rule  13a-14(a)  Certification

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports  on  Form  8-K

On October 14, 2003, the Registrant filed a Current Report on Form 8-K announcing that the Registrant would be late in filing its Form 10-K for the year ended June 30, 2003. The delay was due to recent changes in the Registrant's independent accountants. Additionally, due to changes in the Registrant's independent accountants, the Form 10-K required review of the Registrant's two prior independent accountants before the document can be filed.

On January 13, 2004, the Registrant filed a Current Report on Form 8-K announcing that on December 4, 2003, the Registrant announced that Thomas Brown had been appointed to the position of Senior Vice President and Chief Financial Officer. Mr. Brown subsequently resigned his positions with the Registrant, on or about December 30, 2004. Brian Bonar, Chairman and Chief Executive Officer of the Registrant will serve as Chief Financial Officer until a suitable replacement can be found.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February  13,  2004

IMAGING  TECHNOLOGIES  CORPORATION  (Registrant)


By:  /S/  Brian  Bonar
_____________________________________
Brian  Bonar
Chairman,  Chief  Executive  Officer,  and  Acting  Chief  Financial  Officer