Form 10QSB
period 2004-03-31
DALRADA FINANCIAL CORP
filed 2004-05-20
CIK 725394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       or

                   TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-12641


                          DALRADA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE . . . . . . . . . . . . . . . . . . . . . . . . . . .             33-0021693
(State or other jurisdiction of incorporation or organization)  (IRS Employer ID No.)

                          9449 BALBOA AVENUE, SUITE 211
                               SAN DIEGO, CA 92123
                    (Address of principal executive offices)

       Registrant's telephone number, including area code:  (858) 451-6120

                        IMAGING TECHNOLOGIES CORPORATION
                               17075 VIA DEL CAMPO
                              SAN DIEGO, CA  92127
             (Former name and address, if changed since last report)

Check  whether  the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No

The number of shares outstanding of the registrant's common stock as of May 10, 2004 was 394,950,974

Transitional  Small  Business  Disclosure  Format (check one):  Yes [ ]  No [ X]

TABLE  OF  CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
     Consolidated Balance Sheet - March 31, 2004 (unaudited). . . . . . . . . . . . . . . . . .   3
     Consolidated Statements of Operations - 3 months ended March 31, 2004 and 2003 (unaudited)   4
     Consolidated Statements of Operations-9 months ended March 31, 2004 and 2003  (unaudited).   5
     Consolidated Statements of Cash Flows - 9 months ended March 31, 2004 and 2003 (unaudited)   6
     Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . .   8

ITEM 2.  Management's Discussion and Analysis or Plan of Operations . . . . . . . . . . . . . .  17

ITEM 3.   Controls and Procedures


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 2.  Changes In Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 4.  Submission of Matters To A Vote of Security Holders. . . . . . . . . . . . . . . . . .  30
ITEM 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
CERTIFICATIONS

PART  I.  -  FINANCIAL  INFORMATION

ITEM  1.   CONSOLIDATED  FINANCIAL  STATEMENTS

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   (formerly Imaging Technologies Corporation)
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)
                                   (unaudited)

ASSETS
                                                                                      MARCH 31, 2004
Current assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           199
     Accounts receivable, net of  allowance of $80 . . . . . . . . . . . . . . . . .              122
     Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               15
     Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . .               33
                                                                                      ----------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .              369
Patent, net of accumulated amortization of $150. . . . . . . . . . . . . . . . . . .            1,468
Property and equipment, net of accumulated depreciation. . . . . . . . . . . . . . .              176
                                                                                      ----------------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         2,013
                                                                                      ================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
     Borrowings under bank notes payable . . . . . . . . . . . . . . . . . . . . . .  $         3,145
     Notes payable, current portion (including related party note of $1,500) . . . .            1,789
     Convertible debentures, net of discounts of $64 . . . . . . . . . . . . . . . .              684
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,831
     Obligations under capital lease . . . . . . . . . . . . . . . . . . . . . . . .               11
     PEO payroll taxes and other payroll deductions. . . . . . . . . . . . . . . . .            5,237
     Advances from related party . . . . . . . . . . . . . . . . . . . . . . . . . .               30
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,285
                                                                                      ----------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .           23,012
                                                                                      ----------------
Long-term liabilities:
     Long-term capital lease . . . . . . . . . . . . . . . . . . . . . . . . . . . .               50
     Long-term convertible debentures, less discounts of $798. . . . . . . . . . . .              487
     Long-term notes payable (including related party note of $268). . . . . . . . .              488
                                                                                      ----------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           24,037
                                                                                      ----------------

Shareholders' deficiency
   Series A convertible, redeemable preferred stock, $1,000 par value, 7,500 shares
     authorized, 20.5 shares issued and outstanding. . . . . . . . . . . . . . . . .              420
  Common stock, $0.005 par value, 500,000,000 shares authorized; 394,950,974
     shares issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . .            1,975
     Common stock warrants and options . . . . . . . . . . . . . . . . . . . . . . .              475
     Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           83,033
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (107,927)
                                                                                      ----------------
          Total shareholders' deficiency . . . . . . . . . . . . . . . . . . . . . .          (22,524)
                                                                                      ----------------
 Total liabilities and shareholders' deficiency. . . . . . . . . . . . . . . . . . .  $         2,013
                                                                                      ================

See accompanying notes to these consolidated financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   (formerly Imaging Technologies Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                        (in thousands, except share data)

(In thousands, except per share amounts)
                                                                               2004             2003
                                                                      --------------  ---------------
Revenues
     Sales of products . . . . . . . . . . . . . . . . . . . . . . .  $          91   $          162
     Software sales, licenses and royalties. . . . . . . . . . . . .             30               62
     Temporary staffing services . . . . . . . . . . . . . . . . . .          2,892                -
     PEO services (gross billings of $3,205 and $2,694
       respectively; less worksite employee payroll costs of $2,730
       and $2,845, respectively) . . . . . . . . . . . . . . . . . .            475              155
                                                                      --------------  ---------------
 Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,488              379
                                                                      --------------  ---------------

Costs of revenues
     Cost of products sold . . . . . . . . . . . . . . . . . . . . .             28               48
     Cost of software sales, licenses and royalties. . . . . . . . .              -                9
     Cost of temporary staffing. . . . . . . . . . . . . . . . . . .          2,663                -
     Cost of PEO services. . . . . . . . . . . . . . . . . . . . . .            384               58
                                                                      --------------  ---------------
 Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . .          3,075              115
                                                                      --------------  ---------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . .            413              264

Operating expenses
     Selling, general, and administrative. . . . . . . . . . . . . .            (71)             818

                                                                                (71)             818
                                                                      --------------  ---------------
Income (loss) from operations. . . . . . . . . . . . . . . . . . . .            484             (554)
                                                                      --------------  ---------------

Other income (expense):
     Interest and finance costs, net . . . . . . . . . . . . . . . .           (434)            (411)
     Gain on extinguishment of debt. . . . . . . . . . . . . . . . .            228            1,262
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1                -
                                                                      --------------  ---------------
                                                                               (205)             851
                                                                      --------------  ---------------
Income (loss) before provision for income taxes and
     discontinued operations . . . . . . . . . . . . . . . . . . . .            279              297
Provision for income taxes . . . . . . . . . . . . . . . . . . . . .              -                -
                                                                      --------------  ---------------

Net income (loss) from continuing operations . . . . . . . . . . . .            279              297

Discontinued operations:
     Gain on disposition of discontinued operations. . . . . . . . .          5,049                -
     Loss from operations of discontinued operations . . . . . . . .           (693)            (255)
                                                                      --------------  ---------------
                                                                              4,356             (255)
                                                                      --------------  ---------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $       4,635   $           42
Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . .             (5)              (5)
                                                                      --------------  ---------------
Net income (loss) attributed to common shareholders. . . . . . . . .  $       4,630   $           37
                                                                      ==============  ===============

Earnings (loss) per common shares (See Note 4)
     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       0.013   $        0.000
     Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       0.009   $        0.000

Weighted average common shares - basic and diluted . . . . . . . . .        348,926          140,754
                                                                      ==============  ===============

See accompanying notes to  these consolidated financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   (formerly Imaging Technologies Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                        (in thousands, except share data)
                                   (unaudited)

(In thousands, except per share amounts)
                                                                                  2004            2003
                                                                       ----------------  --------------
Revenues
     Sales of products. . . . . . . . . . . . . . . . . . . . . . . .  $           546   $         742
     Software sales, licenses and royalties . . . . . . . . . . . . .               66             241
     Temporary staffing services. . . . . . . . . . . . . . . . . . .            6,328               -
     PEO services (gross billings of $12,077 and $2,694
       respectively; less worksite employee payroll costs of $13,949
       and $2,439, respectively). . . . . . . . . . . . . . . . . . .            2,545             809
                                                                       ----------------  --------------
 Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,485           1,792
                                                                       ----------------  --------------

Costs of revenues
     Cost of products sold. . . . . . . . . . . . . . . . . . . . . .              156             365
     Cost of software sales, licenses and royalties . . . . . . . . .                3              71
     Cost of temporary staffing . . . . . . . . . . . . . . . . . . .            5,657               -
     Cost of PEO services . . . . . . . . . . . . . . . . . . . . . .            2,280             201
                                                                       ----------------  --------------
 Total cost of revenues . . . . . . . . . . . . . . . . . . . . . . .            8,096             637
                                                                       ----------------  --------------

Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,389           1,155

Operating expenses
     Selling, general, and administrative . . . . . . . . . . . . . .            4,006           3,983

                                                                                 4,006           3,983
                                                                       ----------------  --------------
Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . .           (2,617)         (2,828)
                                                                       ----------------  --------------

Other income (expense):
     Interest and finance costs, net. . . . . . . . . . . . . . . . .           (1,363)         (1,522)
     Gain on extinguishment of debt . . . . . . . . . . . . . . . . .              853           1,918
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (18)             25
                                                                       ----------------  --------------
                                                                                  (528)            421
                                                                       ----------------  --------------
Income (loss) before provision for income taxes and
      discontinued operations . . . . . . . . . . . . . . . . . . . .           (3,145)         (2,407)
Provision for income taxes. . . . . . . . . . . . . . . . . . . . . .                -               -
                                                                       ----------------  --------------

Net income (loss) from continuing operations. . . . . . . . . . . . .           (3,145)         (2,407)

Discontinued operations:
     Gain on disposition of discontinued operations . . . . . . . . .            5,049               -
     Loss from operations of discontinued operations. . . . . . . . .           (2,052)           (255)
                                                                       ----------------  --------------
                                                                                 2,997            (255)
                                                                       ----------------  --------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .  $          (148)  $      (2,662)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . .              (15)            (15)
                                                                       ----------------  --------------
Net income (loss) attributed to common shareholders . . . . . . . . .  $          (163)  $      (2,677)
                                                                       ================  ==============

Earnings (loss) per common shares  (See Note 4)
     Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (0.001)  $      (0.028)
     Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (0.001)  $      (0.028)

Weighted average common shares. . . . . . . . . . . . . . . . . . . .          292,602          96,316
                                                                       ================  ==============

See accompanying notes to  these consolidated financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   (formerly Imaging Technologies Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                        (in thousands, except share data)
                                   (unaudited)

                                                                              2004             2003
                                                                     --------------  ---------------
Cash flows from operating activities
   Net loss from continuing operations. . . . . . . . . . . . . . .  $      (3,145)  $       (2,407)
   Adjustments to reconcile net loss to net
     cash from operating activities
       Depreciation and amortization. . . . . . . . . . . . . . . .            265               94
       Writedown of fixed assets. . . . . . . . . . . . . . . . . .              -               55
       Stock issued for services. . . . . . . . . . . . . . . . . .            368              659
       Amortization of debt discount. . . . . . . . . . . . . . . .            626              606
       Value of service for exercise of warrants. . . . . . . . . .              -              166
       Value of warrants issued for services. . . . . . . . . . . .              -               70
      Gain on forgiveness of inter-company debt
           from Greenland . . . . . . . . . . . . . . . . . . . . .         (1,375)               -
       Gain on extinguishments of debt. . . . . . . . . . . . . . .              -           (1,918)
  Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . . . . .            (21)             494
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .              -              117
     Prepaid expenses and other . . . . . . . . . . . . . . . . . .            (13)            (470)
     Accounts payable and accrued expenses. . . . . . . . . . . . .            230                5
     PEO liabilities. . . . . . . . . . . . . . . . . . . . . . . .          1,467            1,780
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . .             38                -
                                                                     --------------  ---------------
 Net cash used in operating activities
   from continuing operations . . . . . . . . . . . . . . . . . . .         (1,560)            (749)
                                                                     --------------  ---------------
Net cash provided by (used in) operating activities of
  discontinued operations . . . . . . . . . . . . . . . . . . . . .           (678)              82
Net cash used in operating activities . . . . . . . . . . . . . . .         (2,238)            (667)
                                                                     --------------  ---------------

Cash flows from investing activities
   Purchase of furniture & equipment. . . . . . . . . . . . . . . .           (158)            (101)
                                                                     --------------  ---------------
Net cash used in investing activities . . . . . . . . . . . . . . .           (158)            (101)
                                                                     --------------  ---------------

Cash flows from financing activities
   Change in cash overdraft, net. . . . . . . . . . . . . . . . . .            (87)               -
   Net borrowings under bank notes payable. . . . . . . . . . . . .            (25)             (76)
   Issuance of convertible debentures . . . . . . . . . . . . . . .            800              435
   Repayment of notes payable . . . . . . . . . . . . . . . . . . .           (165)               -
   Repayment of capital lease obligation. . . . . . . . . . . . . .             (6)               -
   Net proceeds from issuance of common stock . . . . . . . . . . .            177              546
                                                                     --------------  ---------------
Net cash provided by (used in) financing activities
    from continuing operations. . . . . . . . . . . . . . . . . . .            694              905
                                                                     --------------
Net cash provided by (used in) financing activities of
  discontinued operation. . . . . . . . . . . . . . . . . . . . . .            678              (49)
                                                                     --------------  ---------------
Net cash provided by financing activities . . . . . . . . . . . . .          1,372              856
                                                                     --------------  ---------------

Net increase (decrease) in cash and cash equivalents. . . . . . . .         (1,024)              88
Cash and cash equivalents, beginning of period. . . . . . . . . . .          1,223               43
                                                                     --------------  ---------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $         199   $          131
                                                                     ==============  ===============

See  accompanying notes to these consolidated financial statements.

                  DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   (formerly Imaging Technologies Corporation)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    NINE MONTHS ENDED MARCH 31, 2004 AND 2002
                        (in thousands, except share data)
                                   (unaudited)

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

During the nine months ended March 31, 2004, the Company issued: (1) 7,445,000 shares of its common stock for services valued at $160,150; (2) 10,272,110 shares of its common stock for compensation valued at $140,332; (3) 25,297,220 shares of its common stock for debt of $471,542; and (4) 141,204,581 shares of its common stock for the conversion of convertible debentures in the amount of $1,342,464.

During the nine months ended March 31, 2003, the Company (1) rescinded $70,000 conversion of convertible notes payable into common stock, (2) converted $80,000 of debt into 8,000,000 shares of common stock, (3) issued 4,020,000 shares of common stock for services valued at $56,300, (4) issued 500,000 shares of common stock for compensation valued at $7,500, (5) issued 12,500,000 shares of common stock for the acquisition of Quick Pix, Inc. valued at $150,000, (6) issued 12,190,013 shares of common stock for conversion of convertible debentures in the amount of $88,129 and (7) issued 100,000 shares of common stock in connection with the acquisition of Dream Canvas Technologies, Inc.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   (formerly Imaging Technologies Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)
                                   (unaudited)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements of Dalrada Financial Corporation and Subsidiaries (the "Company" or "DRDF") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended June 30, 2003, 2002, and 2001 included in the Company's annual report on Form 10-K filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

NOTE  2.  GOING  CONCERN  CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2004, the Company had a loss from continuing operations of $2,617,000. As of March 31, 2004, the Company had a negative working capital deficiency of $22,643,000 and had a shareholders' deficiency of $22,024,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted under SFAS No. 123 to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS No. 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows for the nine months ended March 31,2004:

(In thousands, except share amounts). . . .         2004          2003
                                             ------------  ------------
Loss from continuing operations
As reported . . . . . . . . . . . . . . . .  $    (3,145)  $    (2,407)
Compensation recognized under APB No. 25. .            -             -
Compensation recognized under SFAS No. 123.         (825)         (250)
                                             ------------  ------------
Pro forma . . . . . . . . . . . . . . . . .  $    (3,970)  $    (2,657)
                                             ============  ============

Basic earnings (loss) per share
As reported . . . . . . . . . . . . . . . .  $     (0.01)  $     (0.02)
                                             ============  ============
Pro forma . . . . . . . . . . . . . . . . .  $     (0.02)  $     (0.03)

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

The weighted average fair value of the options granted during fiscal years 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model. All options granted in fiscal years 2004 and 2003 vested immediately. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                  2004    2003
                                -------  ------

Fair Value of options granted.  $0.025   $0.01
Risk free interest rate. . . .     3.5%    3.5%
Expected life (years). . . . .       3       3
Expected volatility. . . . . .     426%    421%
Expected dividends . . . . . .       0%   0%0-

NOTE  4.  EARNINGS  (LOSS)  PER  COMMON  SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended March 31, 2004: warrants - 21,563,435 and stock options - 39,158,100.

Below  is  a  computation  of  earning  (loss)  per  share:

(in thousands, except per share). . . .  THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                                                                                               2004       2003
  INCOME/ . . . . . . . . . . . . . . .  PER                           INCOME/  PER
---------------------------------------
  (LOSS). . . . . . . . . . . . . . . .  SHARES                        SHARE    (LOSS)  SHARES  SHARE
---------------------------------------  ----------------------------  -------  ------  ------  ---------
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing
operations                                                                                      $    279   $    297
Preferred stock dividends                                                                             (5)        (5)
                                                                                                ---------  ---------
                                                                                                                274        292
Discontinued operations                                                                            4,356       (255)
                                                                                                ---------  ---------
Net income (loss) attributed to common
stockholders                                                                                    $  4,630   $     37
                                                                                                =========  =========

Weighed shares outstanding                                                                       348,926    140,754

  Continuing operations                                                                         $  0.001   $  0.002
  Discontinued operations                                                                       $  0.012   $ (0.002)
                                                                                                ---------  ---------
                                                                                                           $  0.013   $  0.000
                                                                                                           =========  ========

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing
operations                                                                                      $    279   $    297
Preferred stock dividends                                                                             (5)        (5)
Interest on convertible debentures                                                                    41         52
Amortization of discounts on
convertible debentures                                                                               151        153
                                                                                                ---------  ---------
                                                                                                                466        292
Discontinued operations                                                                            4,356       (255)
                                                                                                ---------  ---------
Net income (loss) attributed to common
stockholders                                                                                    $  4,822   $     37
                                                                                                =========  =========

Weighed shares outstanding                                                                       348,926    140,754
Conversion of convertible debentures
into common stock                                                                                193,619    183,929
                                                                                                ---------  ---------
                                                                                                            542,545    324,683
                                                                                                           =========  ========

  Continuing operations                                                                         $  0.001   $  0.001
  Discontinued operations                                                                       $  0.008   $ (0.001)
                                                                                                ---------  ---------
                                                                                                           $  0.009   $  0.000
                                                                                                           =========  ========

(in thousands, except per share). . . .  NINE MONTHS ENDED MARCH 31,
                                         ---------------------------
                                                                                                             2004      2003

  INCOME/ . . . . . . . . . . . . . . .  PER                          INCOME/  PER
  (LOSS). . . . . . . . . . . . . . . .  SHARES                       SHARE    (LOSS)  SHARES  SHARE
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing
operations                                                                                     $ (3,145)  $(2,407)
Preferred stock dividends                                                                           (15)      (15)
                                                                                               ---------  --------
                                                                                                           (3,160)   (2,422)

Discontinued operations                                                                           2,997      (255)
                                                                                               ---------  --------
Net income (loss) attributed to common
stockholders                                                                                   $   (163)  $(2,677)
                                                                                               =========  ========

Weighed shares outstanding                                                                      292,602    96,316

  Continuing operations                                                                        $ (0.011)  $(0.025)
  Discontinued operations                                                                      $  0.010   $(0.003)
                                                                                               ---------  --------
                                                                                                          $(0.001)  $(0.028)
                                                                                                          ========  ========

DILUTED EARNINGS (LOSS) PER SHARE --
N/A

NOTE  5.  RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement were applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that were effective for fiscal quarters that began prior to June 15, 2003, were applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company does not participate in such transactions and accordingly, the adoption of FASB 149 did not have an impact on the Company's consolidated financial statements.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company has adopted FASB 150 which did not have an impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements.
Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position or results of operations.

In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the consolidated financial statements.

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

NOTE  7.  CONVERTIBLE  NOTES  PAYABLE

Listed  below  is  a  roll-forward  schedule  of  the  convertible  debentures:

(In Thousands)

Balance at June 30, 2003 . . . . . . . . . . . . . . . . . .  $       1,857

Issuance of convertible debentures during the nine months
    ended March 31, 2004 . . . . . . . . . . . . . . . . . .            800
Increase in debt discount and beneficial conversion feature.           (770)
Converted into common stock. . . . . . . . . . . . . . . . .         (1,342)
Amortization of value of warrants and preferential
  conversion feature . . . . . . . . . . . . . . . . . . . .            626
                                                              --------------
Balance at March 31, 2004. . . . . . . . . . . . . . . . . .  $       1,171
                                                              ==============

NOTE  8.  SHAREHOLDERS'  DEFICIENCY

Stock  Issuances
----------------

During  the  nine  months  ended  March  31,  2004,  DRDF  issued the following:

- 7,445,000 shares of its common stock for legal and consulting services valued at $160,150. The value of the services was determined using the market value of DRDF's common stock on the date of issuance;

- 10,272,110 shares of its common stock for compensation valued at $140,332. The value of the services was determined using the market value of DRDF's common stock on the date of issuance;

-     25,297,220  shares  of  its  common  stock  for  debt  of  $471,542;

- 141,204,581 shares of its common stock for the conversion of convertible debentures in the amount of $1,342,464; and

-     29,500,000  shares  of  its  common  stock  upon  the exercise of options.

NOTE  9.  SEGMENT  INFORMATION

The Company managed and internally reported the Company's business as three reportable segments, principally, (1) products and accessories, (2) software,
(3)  temporary  staffing,  and  (4)  PEO  services.

Segment  information  for  the  nine  months ended March 31, 2004 is as follows:

(in thousands)
                             TEMPORARY
                             PRODUCTS     SOFTWARE    STAFFING   PEO SERVICES    TOTAL
                             -----------  ----------  ---------  --------------  --------
9-months ended 3/31/04
---------------------------
    Revenues. . . . . . . .  $      546   $      66   $   6,328  $       2,545   $ 9,485
    Operating income (loss)        (733)     (2,999)        204            911    (2,617)

9-months ended 3/31/03
---------------------------
    Revenues. . . . . . . .  $      742   $     241   $       -  $         809   $ 1,792
    Operating income (loss)         (58)       (265)          -         (2,505)   (2,828)

NOTE  10.  ACQUISITION  AND  DISPOSITION  OF  GREENLAND  CORPORATION

ACQUISITION

On January 14, 2003, the Company completed the acquisition of shares, representing controlling interest, of Greenland Corporation ("Greenland"). Under the terms of the Greenland acquisition, DRDF acquired 19,183,390 shares of common stock of Greenland and received warrants to purchase an additional 95,319,510 shares of Greenland common stock contingent upon the contribution of certain PEO contracts to Greenland. The payment of the exercise price of the warrants was made via the contribution of the required PEO contracts. The purchase price was $2,225,000 in the form of a promissory note payable to Greenland and is convertible into shares of DRDF common stock at the maturity date, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. The promissory note of $2,225,000 is payable to Greenland and is eliminated during the consolidation.

The Company contributed the required PEO contracts to Greenland resulting in the warrants being exercised. 115.1 million Greenland common shares were issued to DRDF and delivered pursuant to the terms of the Closing Agreement. The conditions of the exercise of warrants pursuant to the Closing Agreement were met. Accordingly, DRDF holds voting rights to 115.1 million shares of Greenland common stock, representing approximately 85% of the total outstanding Greenland common shares.

On January 14, 2003, four new directors were elected to serve on Greenland's Board of Directors as nominees of DRDF

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

The operating results of Greenland beginning January 14, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $0 and is summarized and allocated as follows in accordance with SFAS No. 141 and 142:

(in thousands)
Other current assets . . . . . . . . . . . .  $           4
Property and equipment . . . . . . . . . . .             90
Other non-current assets . . . . . . . . . .             18
Accounts payable and accrued
    expenses, and other current liabilities.         (3,202)
Other long-term liabilities. . . . . . . . .            (28)
Goodwill . . . . . . . . . . . . . . . . . .          3,118
                                              --------------
Purchase price . . . . . . . . . . . . . . .  $           -
                                              ==============

The excess purchase price was allocated to goodwill, as there were no other identifiable intangible assets of Greenland in which to allocate part of the purchase price.

The pro forma consolidated results of operations have not been presented as if the acquisition of Greenland, Inc. had occurred at July 1, 2002, due to the sale of Greenland stock back to Greenland effective March 1, 2004. The pro forma information is not meaningful due to sale of Greenland.

DISPOSITION

In January 2004, the Company determined to discontinue operations of Greenland, Inc., its professional employment business division, and sold its shares in Greenland, Inc., back to Greenland. Effective March 1, 2004, the Company completed the sale of Greenland. Effective March 1, 2004, four new directors were elected to serve on Greenland's Board of Directors due to the resignation of the four directors nominated by DRDF

The terms of the sale are as follows: the Company returned all common shares of Greenland except for $19,183,390 common shares; assign or grant all rights, title and interest the Company had in acquiring any or all interest in ePEO Link, Inc. to Greenland; Greenland canceled a convertible promissory note in the amount of $2.225,000 issued by the Company to Greenland; and Greenland agreed to forgive and cancel the inter-company transfer debt of the Company to Greenland of approximately $1.3 million.

Greenland's revenues were $5,211,000 for the period starting July 1, 2003 to March 31, 2004, and were $197,000 for the period January 14, 2003 to March 31,
2003. The results of operations of Greenland have been reported separately as discontinued operations.

The assets sold consisted primarily of accounts receivable, deposits, property and equipment, and other assets. The Greenland also assumed all accounts payable and accrued liabilities.

Actual operating losses of Greenland during the period from January 1, 2004 through February 29, 2004, were $693,000, and the gain on the sale of Greenland is estimated to be $5,049,000 (net of income taxes of $0). Accordingly, the accompanying Statement of Operations for the three month period ending March 31, 2004 includes a gain of $4,356,000.

Greenland's revenues for the period starting January 1, 2004 to March 31, 2004, and for the period starting March 17, 2003 date of acquisition to March 31, were $732,000 and $197,000, respectively.

The  following  is  a  summary  of  the  net  assets  sold at February 28, 2004:

(in thousands). . . . . . . . . . . . . . .  February 28, 2004   June 30, 2003
                                             ------------------  --------------
Assets:
  Cash. . . . . . . . . . . . . . . . . . .  $                -  $        1,043
  Accounts receivable . . . . . . . . . . .                 406             365
  Other current assets. . . . . . . . . . .                 135             394
  Property and equipment, net . . . . . . .                  77              64
  Other assets. . . . . . . . . . . . . . .               3,830           4,101
                                             ------------------  --------------
Total assets. . . . . . . . . . . . . . . .  $            4,448  $        5,967

Liabilities:
  Accounts payable. . . . . . . . . . . . .  $            1,237  $        1,015
  Notes payable . . . . . . . . . . . . . .                 830             914
  PEO payroll taxes and payroll deduction .               3,993           2,899
  Accrued liabilities . . . . . . . . . . .               1,265           1,907
  Other non-current liabilities . . . . . .                 798             854
                                             ------------------  --------------
Total liabilities . . . . . . . . . . . . .  $            8,123  $        7,589
                                             ------------------  --------------

Net liabilities of discontinued operations.  $            3,675  $        1,622
                                             ==================  ==============

NOTE  11.  SUBSEQUENT  EVENTS

On April 16, 2004, the Company transferred its ColorBlind software technology, including intellectual property to its Quik Pix, Inc. subsidiary.

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

We provide financial services principally through our wholly-owned SourceOne Group, Inc. ("SOG") subsidiary. These units provide a broad range of financial services, including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management. Through our Jackson Staffing subsidiary (and MedicalHR and CallCenterHR operating units), we provide temporary staffing services to small and medium-sized businesses - primarily to call centers and medical facilities.

In January 2003, we completed the acquisition of controlling interest (approximately 85%) in the shares of Greenland Corporation whose shares are traded on the NASD Electronic Bulletin Board under the symbol GRLC. Subsequently, in March 2004, we entered into an agreement with Greenland to return most of our shares in Greenland in return for Greenland's forgiveness of certain DRDF indebtedness and business opportunities.

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

In September 2003, we hired two key persons, the operations, and results thereof of the temporary staffing service then owned by Jackson Staffing, LLC. In order to formalize this arrangement, we entered into an acquisition agreement with Jackson Staffing effective September 1, 2003 and accordingly, the financial statements of Jackson Staffing for the three and nine months ended March 31, 2004 are included in our financial statements.

In April 2004, we transferred our ColorBlind software technology to QPI. ColorBlind software provides color management to improve the accuracy of color reproduction - especially as it relates to matching color between different devices in a network, such as monitors and printers. ColorBlind software products are marketed internationally through direct distribution, resellers, and on the internet through our color.com website.

Our business continues to experience operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several periods due to anticipated changes in our business as these changes relate to potential acquisitions of new businesses and changes in products and services.

Our current strategy is: to expand our financial services businesses, including PEO services and temporary staffing, and to continue to commercialize imaging technologies, including PhotoMotion Images and ColorBlind color management software through our QPI subsidiary.

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

In recent years, we have been working to reduce costs through the reduction in staff and reorganizing our business activities. Additionally, we have sought to reduce our debt through debt to equity conversions. We continue to pursue the acquisition of businesses that will grow our business.

There can be no assurance that we will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce or eliminate some or all of our planned activities, including any potential mergers or acquisitions. Our inability to fund our capital requirements would have a material adverse effect on the Company. Also see "Liquidity and Capital Resources." and "Risks and Uncertainties - Future Capital Needs."

RESTRUCTURING  AND  NEW  BUSINESS  UNITS

During the year-ended June 30, 2003, we suspended our sales efforts related to the resale of products from other manufacturers, including printers, copiers, and other digital imaging products in order to concentrate on providing financial services to small and medium-size businesses.

Additionally, in April 2004, we transferred our ColorBlind software products and technologies to our QPI subsidiary in order to focus on financial services and enable QPI to concentrate on imaging technology products and services.

ACQUISITIONS,  DISPOSITIONS  AND  SALE  OF  BUSINESS  UNITS

In August 2002, we entered into an agreement to acquire controlling interest in Greenland Corporation. Greenland shares are traded on the Electronic Bulletin Board under the symbol GRLC. On January 14, 2003, we completed the acquisition of shares, representing controlling interest, of Greenland. The terms of the acquisitions were disclosed on Form 8-K filed January 21, 2003.

Pursuant to a mutual agreement between the Board of Directors of both Greenland Corporation and us, Greenland has been separated from us, effective February, 23, 2004. Under the separation agreement, Greenland forgave its note receivable from us of $2,250,000 together with any accrued interest thereon in consideration for our granting our acquisition rights to acquire ePEO Link to Greenland. In addition, for returning 95,949,610 shares of Greenland common stock acquired by us pursuant to our acquisition agreement with Greenland in January 2003, Greenland forgave its inter-company account receivable from us, which amount aggregated approximately $1,375,000. Further, the agreement provided for us to effect the resignation of our Directors who also served on the Board of Directors of Greenland, which was completed in March 2004.

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

In September 2003, we hired two key persons, the operations, and results thereof of the temporary staffing service then owned by Jackson Staffing, LLC. In order to formalize this arrangement, we entered into an acquisition agreement with Jackson Staffing effective September 1, 2003 and accordingly, the financial statements of Jackson Staffing for the three and nine months ended March 31, 2004 are included in our financial statements.

SIGNIFICANT  ACCOUNTING  POLICIES  AND  ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, value of intangible assets and valuation of non-cash compensation. We base our estimates and judgments on historical experiences and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, estimated fair value of equity instruments used for compensation, estimated tax liabilities fro PEO operations and estimated liabilities associated with Worker's Compensation liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-K for the fiscal year ended June 30, 2003.

REVENUE  RECOGNITION  RELATED  TO  PEO  SEGMENT

We recognize revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Previously, we reported our worksite employees as a component of direct costs, our revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, we reclassified worksite employee payroll costs for each of its quarters within the fiscal year ended June 30, 2003 and the annual report on Form 10K for the year ended June 30, 2002. These reclassifications had no effect on gross profit, operating loss, or net loss.

RESULTS  OF  OPERATIONS

Revenues
--------

Total revenues were $3.5 million and $379 thousand for the three-month period ended March 31, 2004 and 2003, respectively; an increase of $3.1 million (820%). The increase was due primarily to the addition of temporary staffing services, which contributed $2.9 million (83%) of revenues in the 2004 quarter.

Total revenues for the nine-month period ended March 31, 2004 and 2003 were $9.5 million and $1.8 million, respectively; and increase of $7.7 million (429%). The increase was due primarily to the addition of temporary staffing services, which has contributed $6.3 million (67%) of revenues in the nine month period of 2004. Additionally, we had an increase of $1.7 (214%) in PEO services from the prior-year period, which is attributed to an increase in our PEO customer base.

PEO  Services

PEO revenues for the three-month period ended March 31, 2004 and 2003 were $475 thousand and $155 thousand, respectively; and increase of $320 thousand (206%) due primarily to an increase in our PEO customer base.

PEO revenues for the nine month period ended March 31, 2004 and 2003 were $2.5 million and $809 thousand, respectively; an increase of $1.7 million (210%). The increase in revenues was due primarily to an increase in our PEO customer base.

Temporary  Staffing

In September 2003, we entered the temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. There were no revenues from temporary staffing in the 2003 fiscal year.

For the three-month and nine-month period ended March 31, 2004, we had $2.9 million and $6.2 million in revenues, respectively from our temporary staffing business.

Imaging  Products

Sales  of  imaging  products were generated principally from our QPI subsidiary.

For the three-month period ended March 31, 2004 and 2003, imaging products revenues were $91 thousand and $162 thousand, respectively, a decrease of $71 thousand (44%). The decrease in product sales was due to the suspension of sales and marketing activities associated with the resale of office products in order to concentrate on color management products and services, including ColorBlind software and PhotoMotion Images.

For the nine-month period ended March 31, 2004 and 2003, imaging products revenues were $576 thousand and $742 thousand, respectively; a decrease of $166 thousand (22%).The decrease in product sales was due to the suspension of sales and marketing activities associated with the resale of office products as described above.

For the three-months ended March 31, 2004 and 2003, revenues from software sales were $30 thousand and $62 thousand, respectively. The reduction in software revenues was due to a delay in completing certain versions of our software which can be used with multiple computer operating systems. Revenues from licenses and royalties for the periods were insignificant.

For the nine-months ended March 31, 2004 and 2003, revenues from software sales were $66 thousand and $241 thousand, respectively; a decrease of $175 thousand (73%). The reduction in software revenues was due to circumstances described above. Royalties from the licensing of ColorBlind source code are insignificant and are reported as part of software sales.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using our technologies. These revenues continue to decline as we have elected to transfer our ColorBlind software to QPI, which has accelerated product development and begun to implement a more aggressive product sales program.

COST  OF  PRODUCTS  SOLD

Cost of PEO services for the three month period ended March 31, 2004 and 2003 were $384 thousand (81% of PEO revenues) and $58 thousand (37% of PEO revenues), respectively. The decrease in gross profit is due primarily to increased costs of workers' compensation insurance premiums, which could not be passed on to our clients. These costs tend to vary from period-to-period, depending on timing of new contracts and employee risk classifications. However, as noted above, the impact of changes in accrued payroll taxes and workers' compensation serve to offset some of the decrease.

For the nine month period ended March 31, 2004 and 2003, cost of PEO services were $2.3 million (90% of PEO revenues) and $201,000 (25% of PEO revenues), respectively. The decrease in gross profit is due primarily to increased costs of workers' compensation insurance premiums, which could not be passed on to our clients. These costs tend to vary from period-to-period, depending on timing of new contracts and employee risk classifications. However, as noted above, the impact of changes in accrued payroll taxes and workers' compensation serve to offset some of the decrease.

For the three-month and nine-month period ended March 31, 2004, the cost of temporary staffing were $2.7 million (92% of temporary staffing revenues) and $5.7 million (89% of temporary staffing revenues), respectively. There were no such revenues in the prior-year period.

For the three-month period ended March 31, 2004 and 2003, cost of products sold were $28 thousand (31% of product sales) and $48 thousand (30% of product sales), respectively. Product sales continue to decline as we concentrate on other products and services. The decrease in margins in not material.

For the nine month period ended March 31, 2004 and 2003, cost of products sold were $156 thousand (29% of product sales) and $365 thousand (49% of product sales), respectively. The decrease in margins is due primarily to changes in product mix and our competitive position with customers.

For the three-month period ended March 31, 2004 and 2003, cost of software, licenses and royalties were $0 and $9 thousand, respectively. Costs associated with the production of software and providing licenses is negligible.

For the nine-month period ended March 31, 2004 and 2003, cost of software, licenses and royalties were $3 thousand (5% of associated revenues) and $71 thousand (29% of associated revenues), respectively. The decrease is due primarily to decreased business activity while awaiting the completion of new releases of ColorBlind software.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising and other marketing related expenses, and fees for professional services.

Selling, general and administrative expenses for the three-month period ended March 31, 2004 and 2003 were negative $71 thousand and $818 thousand (216% of total revenues), respectively. As disclosed in "Significant Accounting Policies and Estimates", we rely on estimates for such liabilities related to, among other areas, workers' compensation and accrued payroll taxes. During the three month period ended March 31, 2004, we changed our estimate of workers' compensation and accrued payroll taxes, which resulted in a negative cost of PEO operations. The cumulative changes in estimates for these accounts aggregated approximately $1.2 million in the quarterly period ended March 31, 2004.

Selling, general and administrative expenses for the nine month period ended March 31, 2004 and 2003, were $4.0 million (42% of total revenues) and $4 million (222% of total revenues), respectively.

The increase in expenses, after considering the $1.2 million adjustment for changes in estimates of certain payroll and workers' compensation liabilities, for both the three-month and nine-month period of fiscal 2004 over the prior year is due primarily with increased employee and outside consultants' costs related to the acquisition and integration of Greenland and QPI. However, the decrease in the percentage of total revenues of such costs is due to an overall increase in revenues and business activity.

OTHER  INCOME  AND  EXPENSE

For the three-month period ended March 31, 2004 and 2003, interest and financing costs were $434 thousand and $411 thousand, respectively; an increase of $23 thousand (6%), which was due, primarily, to a reduction of amortization of debt.

For the nine-month period ended March 31, 2004 and 2003, interest and financing costs were $1.4 million and $1.5 million, respectively. The 10% decrease is due to less amortization of debt discounts in the current period.

GAIN  ON  EXTINGUISHMENT  OF  DEBT

For the three-month period ended March 31, 2004 and 2003, gain on extinguishment of debt was $228 thousand and $1.3 million, respectively. For the nine-month period ended March 31, 2004 and 2003, gain on extinguishment of debt was $853 thousand and $1.9 million, respectively. These amounts are related to accounts payable, which had become stale and uncollectible. Pursuant to an opinion provided by counsel, we elected to record these gains pursuant to the Statute of Limitations in the State of California.

LIQUIDITY  AND  CAPITAL  RESOURCES

Historically, we have financed our operations primarily through cash generated from operations, debt financing, and the sale of equity securities. Additionally, in order to facilitate our growth and future liquidity, we have made some strategic acquisitions.

As a result of some of our financing activities, there has been a significant increase in the number of issued and outstanding shares. During the nine month period ended March 31, 2004, we issued an additional 213,718,911 shares. These shares of common stock were issued primarily for corporate expenses in lieu of cash, for the conversion of convertible debentures and other debt, and for the exercise of warrants.

As of March 31, 2004, we had negative working capital of $21 million, an increase in working capital of approximately $5.8 million since June 30, 2003. This increase was due primarily to our disposition of Greenland Corporation, gains on the disposition of debt, and a change in estimates as previously discussed.

Net cash used in operating activities was $1.6 million for the nine months ended March 31, 2004 as compared to $749 thousand for the prior-year period; an increase of $811 thousandThe increase was due primarily to increases in selling, general and administrative expenses associated with the acquisitions of Greenland Corporation and QPI.

Cash used in investing activities was $158 thousand for the nine-month period ended March 31, 2004, an increase of $57 thousand from the year-earlier period.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at March 31, 2004, was approximately $396 thousand.

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

The markets for our products are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in product selling prices due to competitive pressures over the life of a product are common. Our future success will depend on our ability to continue to develop new versions of our ColorBlind software and to successfully market PhotoMotion Images. We monitor new technology developments and coordinate with suppliers, distributors and dealers to enhance our products and to lower costs. If we are unable to develop and acquire new, competitive products in a timely manner, our financial condition and results of operations will be adversely affected.

IF WE ARE FOUND TO BE INFRINGING ON A COMPETITOR'S INTELLECTUAL PROPERTY RIGHTS OR IF WE ARE REQUIRED TO DEFEND AGAINST A CLAIM OF INFRINGEMENT, WE MAY BE REQUIRED TO REDESIGN OUR PRODUCTS OR DEFEND A LEGAL ACTION AT SUBSTANTIAL COSTS TO US.

We currently hold only one patent through our QPI subsidiary for its Photomotion product. Our software products are copyrighted and trademarked. However, copyright protection does not prevent other companies from emulating the features and benefits provided by our software. We protect our software source code as trade secrets and make our proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints.

IF OUR DISTRIBUTORS REDUCE OR DISCONTINUE SALES OF OUR PRODUCTS, OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

Some of our products are marketed and sold through a distribution channel of value added resellers, manufacturers' representatives, retail vendors, and systems integrators. We have a small network of dealers and distributors in the United States and internationally. We support our worldwide distribution network and end-user customers through operations headquartered in San Diego and Anaheim, California.

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

The number of shares of common stock issuable upon conversion of convertible notes may increase if the market price of our stock declines. Nearly all of the shares issuable upon conversion of notes and debentures and upon exercise of warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon conversion of convertible notes and debentures and exercise of outstanding warrants will also cause immediate and substantial dilution to existing stockholders and may make it difficult to obtain additional capital.

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

We have been sued in Illinois state court along with AIA/Merriman, our insurance brokers, by the Arena Football League-2 ("AF2"). Damages payable to AF2, should they win the suit, could exceed $700,000. We expect to defend our position and rely on representations of our insurance brokers. We have also issued a counter suit against the AF2 for failure to disclose information required by our contract and other material misrepresentations management believes the AF2 has made. We are also now considering suing AIA/Merriman, our insurance brokers, for material errors and omissions.

Over the past few years, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3.0 million, which has been reduced to $1.8 million during the 2003. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars.

In connection with the Company's acquisition of controlling interest of Quik Pix, Inc., we are unaware of any pending litigation.

From time to time we and/or our subsidiary companies may be involved in litigation relating to claims arising out of operations in the normal course of business.

ITEM  2.  CHANGES  IN  SECURITIES

Common  Stock
-------------

During  the  nine  months  ended  March  31,  2004,  we  issued  the  following:

- 7,445,000 shares of its common stock for legal and consulting services valued at $160,150. The value of the services was determined using the market value of our common stock on the date of issuance;

- 10,272,110 shares of its common stock for compensation valued at $140,332. The value of the services was determined using the market value of our common stock on the date of issuance;

-     25,297,220  shares  of  its  common  stock  for  debt  of  $471,542;

- 141,204,581 shares of its common stock for the conversion of convertible debentures in the amount of $1,342,464; and

-     29,500,000  shares  of  its  common  stock  upon  the exercise of options.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

The Company is currently in default on certain bank loans that have an aggregate outstanding balance at March 31, 2004 of $3,145,000.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

We have filed a Definitive Proxy Statement on Form 14A and the Annual Meeting of Shareholders is scheduled for May 20, 2003 in San Diego, California at our principal offices. There are three proposals included in the Statement, including (1) election of directors, (2) amendment of our Articles of Incorporation to increase the authorized amount of common stock to 1,000,000,000 shares, and (3) appointment of auditors. We will report the results of the shareholders' vote on these proposals as soon as possible following the Annual Meeting.

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

31.1     Rule  13a-14(a)  Certification

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1 Agreement of Acquisition between the Company and Quik Pix, Inc., dated April 16, 2004.

(b)     Reports  on  Form  8-K

On January 13, 2004, we filed a Current Report on Form 8-L announcing the appointment and subsequent resignation of Thomas Brown as our Chief Financial Officer.

On March 4, 2004, we filed a Current Report on Form 8-K announcing that we had entered into an agreement to dispose of Greenland Corporation.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May  19,  2004

DALRADA  FINANCIAL  CORPORATION
(Registrant)


By:  /S/  Brian  Bonar
_____________________________________
Brian  Bonar
Chairman  ,  Chief  Executive  Officer,  and  Acting  Chief  Financial  Officer