Form 10KSB
period 2004-06-30
DALRADA FINANCIAL CORP
filed 2004-10-14
CIK 725394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)
[X]     ANNUAL  REPORT  PURSUANT  SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934.  For  the  fiscal  year  ended  June  30,  2004.

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.  For  the  transition  period  from _______ to ________

                         Commission file number 0-12641

                          DALRADA FINANCIAL CORPORATION
                  (Name of small business issuer in its charter)




DELAWARE . . . . . . . . . . . . . . . . . . . . . . . . . . .                            13-0021693
--------------------------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)



                          9449 BALBOA AVENUE, SUITE 211
                               SAN DIEGO, CA 92123
                    (Address of principal executive offices)

               Registrant's Telephone number, including area code:
                                 (858) 451-6120

Securities  registered  under  12(b)  of  the  Exchange  Act:     None

Securities  registered  under  Section  12(g)  of  the  Act:     Common  Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No  ___
     -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes  ___  No   X
               -

The  issuer  had revenues of $13,525,000for the fiscal year ended June 30, 2004.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2004 was approximately $4,943,550 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of June 30, 2004, 547,358,742 shares of the issuer's Common Stock were outstanding. As of September 30 2004,
596,084,940  shares  of  the  issuer's  Common  Stock  were  outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES     NO   X
                                                                    ---

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

     Dalrada Financial Corporation (OTCBB symbol: DRDF) ("DRDF" or the "Company") was incorporated in March 1982 under the laws of the State of California, and reincorporated in May 1983 under the laws of the State of Delaware. The Company's principal executive offices are located at 9949 Balboa Avenue, Suite 211, San Diego, CA 92123. The Company's main phone number is (858) 451-6120.

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

     DRDF provides financial services principally through its wholly-owned SourceOne Group, Inc. ("SOG") subsidiary, which includes several operating units, including ProSportsHR , MedicalHR , and, CallCenterHR . These units provide a broad range of financial services, including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, and (in the case of MedicalHR and CallCenterHR), temporary staffing services, to small and medium-sized businesses.

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

     On June 28, 2004, DRDF completed its acquisition of certain assets of M&M Nursing (M&M"). The purchase price was 5,000,000 shares of DRDF common stock valued at $31 plus the assumption of $204 of liabilities. M&M is a temporary staffing agency primarily for nurses.

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

MARKET  OVERVIEW  -  IMAGING  PRODUCTS

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

     Our PEO business represents a distribution channel for certain value-added services, including a wide variety of employer and employee benefit programs such as 401(k) plans, Section 125 cafeteria plans, legal services, tax consulting, payroll advances, and other insurance programs. Our intention is to expand our business through offering a variety of financial services.

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

COMPETITION

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

OPERATIONS

     DRDF's corporate headquarters facility in San Diego, California houses most of our administrative operations. PEO operations are conducted from the Company's headquarters offices and small branch offices in Troy, Michigan and Tustin, California. We have additional one year leases in Miami, Florida and Phoenix, Arizona, each with two year renewal options.

MANUFACTURING,  PRODUCTION,  AND  SOURCES  OF  SUPPLY

     We manufacture our software products in-house and through selected outside vendors. Also see "Risks and Uncertainties."

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

INTELLECTUAL  PROPERTY

     DRDF's software products are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by our software. We protect our software source code as trade secrets and make our proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. QPI holds the patent for Photomotion. Technology products exist in a rapidly changing business environment. Consequently, we believe the effectiveness of patents, trade secrets, and copyright protection is less important in influencing long term success than the experience of our employees and our contractual relationships.

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

EMPLOYEES

DRDF (including our subsidiaries) employed a total of 68 individuals worldwide as of June 30, 2004. Of this number, 54 were involved in sales, marketing, corporate administration and finance, and 14 were in engineering, research and development, and technical support. There is no union representation for any of DRDF's employees.
..
GOVERNMENT  REGULATION

     While many states do not explicitly regulate PEOs, over 20 states have passed laws that have licensing or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs and, in some cases, codify and clarify the co-employment relationship for unemployment, workers' compensation, and other purposes under state law. DRDF estimates that the annual costs of compliance with these regulations is approximately $250,000.

GOING  CONCERN  CONSIDERATIONS

     At June 30, 2004, and for the fiscal year then ended, we had a net loss and negative working capital, which raise substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve sales targets due to insufficient working capital and entry into new business segments. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. We have reduced and/or discontinued some of our operations and, if we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

     For the year ended June 30, 2004, the Company experienced a net loss from operations of $972 and as of June 30, 2004, the Company had a negative working capital deficit of $21,936 and had a negative stockholders' deficit of $20,925. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also delinquent in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern.

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

RISKS  AND  UNCERTAINTIES
-------------------------

     An investment in shares of DRDF's Common Stock involves a high degree of risk. You should carefully consider the following information, which summarizes all material risks, together with the other information contained in this prospectus, before you decide to buy DRDF's common stock. If any of the following risks actually occur, DRDF's business would likely suffer. In these circumstances, the market price of DRDF's common stock could decline, and you may lose all or part of your investment.

RISKS  RELATING  TO  OUR  BUSINESS:
-----------------------------------

IF WE ARE UNABLE TO SECURE FUTURE CAPITAL, WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS.

     Our business has not been profitable in the past and it may not be profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. See "If our quarterly performance continues to fluctuate ." The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

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

     Client dissatisfaction or performance problems with an acquired business could also have a material adverse effect on our reputation, and any acquired business could significantly under-perform relative to our expectations. We cannot be certain that we will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with our strategic objectives, which could have a material adverse effect on our overall financial performance.

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

AS A MAJOR EMPLOYER, OUR OPERATIONS ARE AFFECTED BY NUMEROUS FEDERAL, STATE, AND LOCAL LAWS RELATED TO LABOR, TAX, AND EMPLOYMENT MATTERS.

     By entering into a co-employer relationship with employees assigned to work at client company locations, we assume certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act ("ERISA") and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs; and the definition of "employer" under these laws is not uniform. Additionally, some of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to our PEO relationship with our worksite employees in a manner adverse to us, such an application could have a material adverse effect on our financial condition or results of operations.

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

     Throughout fiscal 2002, 2003 and 2004, and through the date of this filing, approximately fifty trade creditors have made claims and/or filed actions alleging the failure of us to pay our obligations to them in a total amount exceeding $3 million. These actions are in various stages of litigation, with many resulting in judgments being entered against us. Several of those who have obtained judgments have filed judgment liens on our assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars. Should we be required to pay the full amount demanded in each of these claims and lawsuits, we may have to cease our operations.

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

     The penalty for noncompliance of the Settlement Agreement is a stipulated judgment that allows Imperial Bank to immediately reinstate the operational receiver and begin liquidation proceedings against us. Our current arrangement with Imperial Bank is $50,000 a month. The remaining balance due is $3,144,750.

WE HAVE NOT REMAINED CURRENT IN OUR PAYMENT OF FEDERAL AND STATE INCOME AND OTHER PAYROLL-RELATED TAXES WITHHELD IN OUR PEO BUSINESS.

     We have not been able to remain current in our payments of federal and state tax obligations related to our PEO operations. We are currently working with the Internal Revenue Service and state agencies to resolve these issues and establish repayment plans. If we are not able to establish repayment plans that allow us to continue our operations, we may be forced to cease doing business in the financial services marketplace. The amount due as of June 30, 2004 is $5,237,408.

RISKS  RELATING  TO  OUR  STOCK:
-------------------------------

THE OVERHANG AFFECT FROM THE RESALE ON THE MARKET OF OUR SECURITIES ACQUIRED THROUGH THE CONVERSION OF DEBENTURES COULD RESULT IN LOWER STOCK PRICES WHEN CONVERTED

Overhang can translate into a potential decrease in DRDF's market price per share. The common stock underlying unconverted debentures represents overhang. These debentures are converted into common stock at a discount to the market price providing the debenture holder the ability to sell his or her stock at or below market and still make a profit, which is incentive for the holder to sell the shares as quickly as possible to ensure as much profit as possible in case the stock price falls. If the share volume cannot absorb the discounted shares, DRDF's market price per share will likely decrease. As the market price decreases, each subsequent conversion will require a larger quantity of shares.

SHORT SELLING COMMON STOCK BY WARRANT AND DEBENTURE HOLDERS MAY DRIVE DOWN THE MARKET PRICE OF DRDF'S STOCK.

Warrant and debenture holders may sell shares of DRDF's common stock on the market before exercising the warrant or converting the debenture. The stock is usually offered at or below market since the warrant and debenture holders receive stock at a discount to market. Once the sale is completed the holders exercise or convert a like dollar amount of shares. If the stock sale lowered the market price, upon exercise or conversion, the holders would receive a greater number of shares than they would have absent the short sale. This pattern may result in the spiraling down of DRDF's stock's market price.

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

DRDF'S COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN DRDF'S SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN DRDF'S STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN DRDF'S STOCK.

DRDF's shares of Common Stock are "penny stocks" as defined in the Exchange Act, which are quoted in the over-the-counter market on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock being registered hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

- The bid and offer price quotes for the penny stock, and the number of shares to which the quoted prices apply.
-     The  brokerage  firm's  compensation  for  the  trade.
- The compensation received by the brokerages firm's salesperson for the trade.

In  addition,  the  brokerage  firm  must  send  the  investor:

- Monthly account statement that gives an estimate of the value of each penny stock in your account.
-     A  written  statement  of  your  financial situation and investment goals.

Legal  remedies,  which  may  be  available  to  you,  are  as  follows:

- If penny stocks are sold to you in violation of your rights listed above, or other federal or state securities laws, you may be able to cancel your purchase and get your money back.
- If the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.
- If you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

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

DRDF'S ABSENCE OF DIVIDENDS OR THE ABILITY TO PAY THEM PLACES A LIMITATION ON ANY INVESTORS' RETURN.

     DRDF anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, DRDF does not anticipate paying dividends on the common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of DRDF's Board of Directors and will depend on DRDF's general business condition.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     DRDF owns no real property. Dalrada leases the facility at 9449 Balboa Avenue, Suite 211, San Diego, California, 92123. This is a four year lease entered into on August 26, 2002 by the Christianson Group. The facility is approximately 2,848 square feet and will serve as our new corporate headquarters. Payments under the lease are currently $5,411.20 per month and increase to $5,838.40 in 2005 and $5,980.80 in 2006.

     Dalrada's, Employers Administration Goup, Inc. subsidiary, leases the facility at 180 F. Main Street, Tustin California. This is a three year lease entered into on July 15, 2003 by the Christianson Group. The facility is approximately 1,700 square feet. Payments under the lease are currently $2,380,00 per month.

     Dalrada's, Quick Pix, Inc subsidiary leases the facility at 7050 Village Drive, Suite E and F, Buena Park, California. This is three lease entered on July 1, 2001. The facility is approximately 8,602 square feet. Payments under the lease are currently $5,798.91 per month.

ITEM  3.     LEGAL  PROCEEDINGS

     In October 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against the Company and certain current and past officers and/or directors, alleging violation of federal securities laws and, in November 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on the Company. In January 2003, the Company entered into a Stipulation of Settlement with the plaintiffs. It agreed to pay the plaintiffs 5,000,000 shares of common stock and $200 in cash. The Parties have accepted the settlement. DRDF has issued the shares, and its insurance carrier has paid the $200 cash payment. Pursuant to a hearing in May 2003 the Court provided approval to the settlement.

     On August 22, 2002, the Company was sued by its former landlord, Carmel Mountain #8 Associates, L.P. or past due rent on its former facilities at 15175 Innovation Drive, San Diego, CA 92127.

     DRDF was a party to a lawsuit filed by Symphony Partners, L.P. related to its acquisition of SourceOne Group, LLC. As reported on Form 8-K, dated July 22, 2003, the plaintiffs sought payment of $702. In June 2003, the Company entered into a settlement with the plaintiffs for a cash payment of $274, which has been paid.

     DRDF is one of dozens of companies sued by The Massachusetts Institute of Technology, et al., related to a patent held by the plaintiffs that may be related to part of the Company's ColorBlind software. Subsequent to the period reported in this filing, in June 2003, the Company entered into a settlement with the plaintiffs who have agreed to dismiss their claims against DRDF with prejudice in exchange for a settlement fee payment of $10, which has been paid.

     The Company has been sued in Illinois state court along with AIA/Mirriman, its insurance brokers by the Arena Football League-2 ("AFS"). Damages payable to AF2, should they win the suit, could exceed $700. The Company expects to defend its position and rely on representations of its insurance brokers.

     Throughout fiscal 2003 and 2004, and through the date of this filing, trade creditors have made claims and/or filed actions alleging the failure of the Company to pay its obligations to them in a total amount exceeding $3,000. These actions are in various stages of litigation, with many resulting in judgments being entered against the Company. Several of those who have obtained judgments have filed judgment liens on the Company's assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars.

     In connection with the Company's acquisition of controlling interest of Quik Pix, Inc., we are unaware of any pending litigation. From time to time, QPI may be involved in litigation relating to claims arising out of its operations in the normal course of business.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

     We held an annual meeting of our shareholders on May 20, 2003 in San Diego, California at our principal offices. The shareholders approved three proposals:
(1) the election of Messrs. Bonar, Dietrich, Fryer, and Gaer and Dr. Green as directors, (2) the amendment of our Articles of Incorporation to increase the authorized amount of common stock to 1,000,000,000 shares, and (3) the appointment of Pohl, McNabola, Berg & Company, LLP of San Francisco, California as our auditors. All three proposals passed.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     (a) Our common stock is quoted on the Over-the Counter Bulletin Board, also called the OTCBB, under the trading symbol "DRDF". The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.



                          High   Low
                          -----  -----
Year ended June 30, 2003
     First quarter . . .  $0.05  $0.01
     Second quarter. . .   0.04   0.01
     Third quarter . . .   0.02   0.01
     Fourth quarter. . .   0.02   0.01
Year ended June 30, 2004
     First quarter . . .  $0.04  $0.01
     Second quarter. . .   0.04   0.02
     Third quarter . . .   0.02   0.01
     Fourth Quarter. . .   0.01   0.01



     (b) As of June 30, 2004, there were approximately 447 registered shareholders of DRDF's Common Stock.

     (c) To date, the Company has not declared or paid dividends on its Common Stock.

     (d)     Securities authorized for issuance under equity compensation plans.
None

TRANSFER  AGENT  AND  REGISTRAR
-------------------------------

     DRDF's transfer agent is Atlas Stock Transfer, 5899 South State Street, Salt Lake City, Utah 54107, (801)266-7151.

RECENT  SALES  OF  UNREGISTERED  SECURITIES
-------------------------------------------

     DRDF made the following sales of stock without registration using the exceptions available under the Securities Act of 1933, as amended, including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

FISCAL  YEAR  2003
------------------

     On July 8, 2002, 450,000 shares were issued to Technipower, Inc. at $0.16 per share in settlement of debt valued at $72,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On October 10, 2002, 250,000 shares were issued to Gary Fong at $0.013 per share for payment of rent, valued at $3,250. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On November 11, 2002, 1,000,000 shares were issued to Michael Belletini at $0.013 per share for employee compensation valued at $13,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On November 11, 2002, 1,000,000 shares were issued to David Stone at $0.013 per share for employee compensation valued at $13,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On November 11, 2002, 1,000,000 shares were issued to David Valade at $0.013 per share for employee compensation valued at $13,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On November 14, 2002, 500,000 shares were issued to Hiichiro Ogawa at $0.012 per share for consulting services valued at $6,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On November 14, 2002, 437,500 shares were issued to Sayakp Torihara at $0.012 per share for consulting services valued at $6,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On November 18, 2002, 198,379 shares were issued to Balmore Funds at $0.008 per share for conversion of a convertible debenture valued at $1,666. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On December 20, 2002, 35,000,000 shares were issued to Guardtec, Inc. for consulting services valued at $490,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On January 9, 2003 3,125,000 shares were issued to Sid Berman at $0.013 for the acquisition of QPI, valued at $40,625. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On January 9, 2003 1,250,000 shares were issued to Lee Finger at $0.013 for the acquisition of QPI, valued at $16,250. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On January 9, 2003 1,250,000 shares were issued to Hal Kirsch at $0.013 for the acquisition of QPI, valued at $16,250. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On January 9, 2003, 500,000 shares were issued to Edie Youngman at $0.013 for the acquisition of QPI, valued at $6,500. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On January 14, 2003, 5,000,000 shares were issued to Eun Hee Chung at $0.012 for consulting services valued at $60,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On January 14, 2003, 5,000,000 shares were issued to W.Y. Kim at $0.012 for $60,000 in cash. These shares were issued pursuant to the exempt provided by
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

     On March 3, 2003, 300,000 shares were issued to Steven Reid at $0.011 for consulting services valued at $60,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On April 21, 2003, 1,000,000 shares were issued to Lester Brann at $0.011 per share for employee compensation valued at $11,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

FISCAL  YEAR  2004
------------------

     On July 18, 2003, 5,945,946 shares were issued to Bristol Investment Fund at $0.019 per share for conversion of a convertible debenture valued at $112,378. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On August 1, 2003, 5,000,000 shares were issued to MarketByte LLC at $0.025 for consulting services valued at $125,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On October 2, 2003, 12,402,597 shares were issued to Bristol Investment Fund at $0.025 per share for conversion of a convertible debenture valued at $312,545. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On October 9, 2003, 175,000 shares were issued to Stull, Stull & Brody at $0.032 for legal services valued at $5,600. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On October 9, 2003, 1,075,000 shares were issued to Weiss & Yourman at $0.032 for legal services valued at $34,400. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On October 2, 2003, 5,876,872 shares were issued to Bristol Investment Fund at $0.021 per share for conversion of a convertible debenture valued at $123,414. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On December 18, 2003, 2,454,146 shares were issued to Bristol Investment Fund at $0.013 per share for conversion of a convertible debenture valued at $32,640. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On January 4, 2004, 75,000 shares were issued to Gary Fong at $0.015 for rent valued at $1,125. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

On January 7, 2004, 75,000 shares were issued to Gary Fong at $0.02 for services valued at $1,500. These shares were issued pursuant to the exempt provided by
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

     On January 7, 2004, 150,000 shares were issued to Karim Alami at $0.02 for services valued at $3,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On January 15, 2004, 7,481,989 shares were issued to Amro at $0.0124 for the conversion of convertible debentures and accrued interest of $92,777. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 2, 2004, 4,523,810 shares were issued to Bristol Capital at $0.0084 for the conversion of convertible debentures of $38,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 4, 2004, 12,000,000 shares were issued (Bonar 7,000,000, Dietrich and Gaer both 2,500,000) pursuant to the exercise of stock options with an exercise price of $0.006. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On February 19, 2004, 7,500,000 shares were issued (Fryer 5,000,000 and Green 2,500,000) pursuant to the exercise of stock options with an exercise price of $0.006. These shares were issued pursuant to the exempt provided by
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

     On March 1, 2004, 12,852,603 shares were issued to Bristol Capital at $0.007 for the conversion of convertible debentures of $89,968. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On March 5, 2004, 10,000,000 shares were issued (Green and Fryer both 4,875,000 and Dietrich Green 250,000) pursuant to the exercise of stock options with an exercise price of $0.006. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On March 8, 2004, 2,747,287 shares were issued to Stonestreet at $0.0073 for the conversion of convertible debentures of $20,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On March 15, 2004, 13,121,275 shares were issued to Bristol Capital at $0.0049 for the conversion of convertible debentures of $64,294. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On March 16, 2004, 6,911,011 shares were issued to Balmore at $0.0088 for the conversion of convertible debentures of $60,817. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On May 25, 2004, 13,954,855 shares were issued to Stonestreet Limited Partnership at $0.00475 per share for conversion of a convertible debenture valued at $65,000 plus $1,285.56 in interest. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On May 25, 2004, 36,771,937 shares were issued to Balmore S.A at $0.0046526 per share for conversion of a convertible debenture valued at $140,000 and $31,087.79 in interest. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On May 25, 2004, 27,500,000 shares were issued to Howard Schraub at $0.008 per share for conversion of a convertible debenture valued at $220,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

     On May 25, 2004, 7,500,000 shares were issued to Blue Fin Corporation at $0.008 per share for conversion of a convertible debenture valued at $60,000. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; our inability to retain key employees; our inability to obtain sufficient financing to continue to expand operations; and changes in demand for products by our customers.

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

     In September 2003, we hired two key persons and acquired the operations of the temporary staffing service then owned by Jackson Staffing, LLC. In order to formalize this arrangement, we entered into an acquisition agreement with Jackson Staffing effective September 1, 2003 and accordingly, the financial statements of Jackson Staffing from September 1, 2003 are included in our financial statements.

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

     To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our June 30, 2004 financial statements included elsewhere in this Annual Report includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to our recent loss from operations, the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

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

RESTRUCTURING  AND  NEW  BUSINESS  UNITS

     During the year ended June 30, 2003, we suspended our sales efforts related to the resale of products from other manufacturers, including printers, copiers, and other digital imaging products in order to concentrate on providing financial services to small and medium-size businesses.

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

     In September 2003, we hired two key persons, and acquired the operations of the temporary staffing service then owned by Jackson Staffing, LLC. In order to formalize this arrangement, we entered into an acquisition agreement with Jackson Staffing effective September 1, 2003 and accordingly, the financial statements of Jackson Staffing from September 1, 2003 are included in our financial statements.

SIGNIFICANT  ACCOUNTING  POLICIES  AND  ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, value of intangible assets and valuation of non-cash compensation. We base our estimates and judgments on historical experiences and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, estimated fair value of equity instruments used for compensation, estimated tax liabilities fro PEO operations and estimated liabilities associated with Worker's Compensation liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-K for the fiscal year ended June 30, 2004.

REVENUE  RECOGNITION

PEO  Service  Fees  and  Worksite  Employee  Payroll  Costs
-----------------------------------------------------------

     We recognize our revenues associated with our PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Our revenues are reported net of worksite employee payroll cost (net method). Pursuant to discussions with the Securities and Exchange Commission staff, we changed our presentation of revenues from the gross method to an approach that presents our revenues net of worksite employee payroll costs (net method) primarily because we are not generally responsible for the output and quality of work performed by the worksite employees.

     In determining the pricing of the markup component of the gross billings, we take into consideration our estimates of the costs directly associated with our worksite employees, including payroll taxes, benefits and workers' compensation costs, plus an acceptable gross profit margin. As a result, our operating results are significantly impacted by our ability to accurately estimate, control and manage our direct costs relative to the revenues derived from the markup component of our gross billings.

     Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our worksite employees. Our direct costs associated with our revenue generating activities are comprised of all other costs related to our worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance premiums.

Sales  of  Products
-------------------

     Revenue is recognized when earned. Our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from products licensed to original equipment manufacturers is recorded when OEMs ship licensed products while revenue from certain license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Provisions are recorded for returns and bad debts. Our software arrangements do not contain multiple elements, and we do not offer post contract support.

Temporary  Staffing
-------------------

     We record gross revenue for temporary staffing. We have concluded that gross reporting is appropriate because we (i) have the risk of identifying and hiring qualified employees, (ii) have the discretion to select the employees and establish their price and duties and (iii) bear the risk for services that are not fully paid for by customers. Temporary staffing revenues are recognized when the services are rendered by the our temporary employees. Temporary employees placed by us are our legal employees while they are working on assignments. We pay all related costs of employment, including workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. We assume the risk of acceptability of our employees to our customers.

RESULTS  OF  OPERATIONS

Revenues
--------

     Total revenues were $13,526,000 and $3,790,000 for the years ended June 30, 2004 and 2003, respectively; an increase of $$9,736,000 (257%). The increase was due primarily to the addition of temporary staffing services, which contributed $10,119,000 of revenues for the year ended June 30, 2004.

PEO  Services

     PEO revenues were $2,607,000 and $2,499,000 for the years ended June 30, 2004 and 2003, respectively; an increase of $108,000 (4%) due primarily to the small increase in our PEO customer base.

Temporary  Staffing

     In September 2003, we entered into an agreement to purchase a temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. There were no revenues from temporary staffing in the 2003 fiscal year and $10,119,000 for the year ended June 30, 2004.

Imaging  Products

     Sales of imaging products were generated principally from our QPI subsidiary. Imaging Products revenues were $764,000 and $924,000 for the years ended June 30, 2004 and 2003, respectively; a decrease of $160,000 (17%) due primarily to the decrease in product sales as a result of the suspension of sales and marketing activities associated with the resale of office products in order to concentrate on color management products and services, including ColorBlind software and PhotoMotion Images.

Software

     Software revenues were $36,000 and $367,000 for the years ended June 30, 2004 and 2003, respectively; a decrease of $331,000 (90%). The reduction in software revenues was due to a delay in completing certain versions of our software which can be used with multiple computer operating systems. Revenues from licenses and royalties for the periods were insignificant.

     Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using our technologies. These revenues continue to decline as we have elected to transfer our ColorBlind software to QPI, which has accelerated product development and begun to implement a more aggressive product sales program.

Cost  of  Products  Sold
------------------------

     Cost of PEO services for the years ended June 30, 2004 and 2003 $894,000 (34% of PEO revenues) and $1,639,000 (66% of PEO revenues), respectively. The increase in gross profit is due primarily to us being able to provide more profitable services to our PEO customers.

     Costs  of  temporary  staffing  for  the  years  ended  June  30,  2004 was
$9,209,000  (91%  of  temporary  staffing  revenue).   There was no such cost of
revenues  in  the  prior-year  period.

     Cost of products sold for the year ended June 30, 2004 and 2003 were $196,000 (26% of product sales) and $396,000 (43% of product sales), respectively. Product sales continue to decline as we concentrate on other products and services. The increase in margins is due primarily to changes in product mix and our competitive position with customers.

     Cost of software, licenses and royalties for the years ended June 30, 2004 and 2003 were $3,000 and $90,000, respectively The decrease is due primarily to decreased business activity while awaiting the completion of new releases of ColorBlind software. This represented 8% of revenue in 2004 and 25% of revenue in 2003.

Operating  Expenses
-------------------

     Operating expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising, rent, depreciation and amortization, and other marketing related expenses, and fees for professional services.

     Operating expenses for the years ended June 30, 2004 and 2003 were $4,196,000 and $5,623,000, respectively; a decrease of $1,427,000 (25%). The significant decrease is due to a reduction of payroll and related benefits of $1,491,000 due to a significant reduction in our personnel. Also, as disclosed in "Significant Accounting Policies and Estimates", we rely on estimates for such liabilities related to, among other areas, worker's compensation and accrued payroll taxes. During the year ended June 30, 2004, we changed our estimate of workers' compensation and accrued payroll taxes aggregating approximately $2,500,000, which resulted in a negative general and administrative expenses. These reduction in operating expenses were offset by an increase in consulting expenses of $843,000 due to us using outside consultants since we have reduce the number of full-time personnel.

Other  Income  and  Expenses
----------------------------

     Other income and expense, net for the years ended June 30, 2004 and 2003 was $1,923,000 and $1,028,000 respectively; an increase in other expenses of $959,000 (99%) The increase is principally due to a decrease in other income resulting from the gain on the settlement of debt. For the years ended June 30, 2004 and 2003, the gain on the settlement of debt was $1,145,000 and $2,343,000, respectively; a decrease of $1,198,000 (51%) These gains are principally due to the write off of old, stale accounts payable that our attorneys have advised us that we have been released from these obligations. Pursuant to an opinion provided by counsel, we elected to record these gains pursuant to the Statute of Limitations in the State of California. Interest expense for the years ended June 30, 2004 and 2003 was $1,930,000 and $1,493,000 respectively; an increase of $437,000 (29%). The increase is principally due to the write off of the unamortized debt discounts associated with the conversion of debentures into common stock. Penalties and interest for the years ended June 30, 2004 and 2003 was $795,000 and $2,023,000 respectively; a decrease of $1,228,000 (61%). The decrease  is  due  to  the  pay  down  of  the  outstanding  payroll liabilities

Liquidity  and  Capital  Resources
----------------------------------

     Historically, we have financed our operations primarily through cash generated from operations, debt financing, and the sale of equity securities. Additionally, in order to facilitate our growth and future liquidity, we have made some strategic acquisitions.

     As a result of some of our financing activities, there has been a significant increase in the number of issued and outstanding shares. During the year ended June 30, 2004, we issued an additional 371,126,679 shares. These shares of common stock were issued primarily for corporate expenses in lieu of cash, for acquisition of businesses, for the conversion of convertible debentures and other debt, and for the exercise of warrants.

     As of June 30, 2004, we had negative working capital of $21,936,000, an increase in working capital of $6,510,000 since June 30, 2003. This increase was due primarily to our disposition of Greenland Corporation, gains on the disposition of debt, the conversion of debt to equity and a change in estimates as previously discussed.

     Net cash used in operating activities was $489,000 for the year ended June 30, 2004 as compared to net cash provided by operating activities of 1,112,000 for the prior-year period; a decrease of $1,601,000. The decrease was due primarily to a decrease in current liabilities.

     Cash provided by investing activities was $11,000 for the year ended June 30, 2004, an increase of $56,000 from the previous year.

     We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50.00 per share. The aggregate amount of such dividends in arrears at June 30, 2004, was approximately $420,000.

     Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we devote to marketing and selling our products and services, and other factors. The report of our independent auditors accompanying our June 30, 2004 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth.

ITEM  7.     FINANCIAL  STATEMENTS

     The report of our independent auditors and our financial statements are set forth in this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 3, 2003, the Registrant appointed Pohl, McNabola, Berg & Company, LLP ("PMBC") as Imaging Technologies Corporation's ("ITEC," the "Registrant", or the "Company") independent auditors upon the recommendation of its Audit Committee.

     The ITEC Audit Committee interviewed a number of candidates, including Stonefield Josephson, Inc., its prior independent auditors. The Audit Committee determined that it was in the best interests of the Company to engage a new independent auditor to perform services for ITEC and its subsidiaries, two of whose shares are publicly traded.

      Stonefield Josephson's audit report on the financial statements of the Company as of June 30, 2002 expressed its uncertainty as to the Company's ability to continue as a going concern. They cited recurring losses from operations, the Company's working capital deficiency, and limited cash resources. These circumstances were also present in the financial statements of the Company as of March 31, 2003 and in financial statements for several consecutive reporting periods. The Company expects that this condition will be reported in its audited financial statements for the fiscal year ended June 30, 2003. PMBC has been engaged to perform the audit for this fiscal year ended June 30, 2003.

     The Registrant believes there were no disagreements with Stonefield Josephson within the meaning of Instruction 4 to Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audit of the Company's financial statements for the period ended June 30, 2002, or for any subsequent interim period, which disagreements, if not resolved to their satisfaction, would have caused Stonefield Josephson to make reference to the subject matter of the disagreements in connection with its report.

     During the fiscal years ended June 30, 2000, 2001, 2002, and through the present, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) of the type required to be disclosed by that section. The Company has not consulted with any other independent auditors regarding either
(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

      A letter of Stonefield Josephson addressed to the Securities and Exchange Commission is included as Exhibit 16 to the Form 8-K. Such letter states that such firm agrees with the statements made by the Company in this Item 4.

ITEM  8A.     CONTROLS  AND  PROCEDURES.

     (a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls over Financial Reporting. During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
     OF  THE  EXCHANGE  ACT

     The directors and executive officers of the Company, their ages and positions with the Company as of June 30, 2004 are as follows:



Name . . . . . . .  Age  Since  Director Title

Brian Bonar. . . .   57   1995  Director and Chief Executive Officer
Richard H. Green .   68   2000  Director
Robert A. Dietrich   59   2000  Director
Eric W. Gaer . . .   56   2000  Director
Stephen J. Fryer .   66   2000  Director



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

EXECUTIVE  OFFICERS

     The  executive officers of the Company as of June 30, 2004, are as follows:



 NAME . . .  AGE                                 POSITION
-----------  ----------------------------------  ---------------------------

             Chairman of the Board of Directors
Brian Bonar                                  57  and Chief Executive Officer


     Brian Bonar is also a director of the Company. See above for a discussion of Mr. Bonar's business experience.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

     The Audit Committee of the Board of Directors consists of Mr. Dietrich, Dr. Green and Mr. Fryer, both of whom are independent and qualify as financial experts under SEC regulations.

COMPLIANCE  WITH  SECTION  16  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934 requires DRDF's directors and executive officers, and persons who own more than 10% of a registered class of DRDF's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other DRDF equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish DRDF with copies of all Section 16(a) forms they file.

     To DRDF's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

BUSINESS  ETHICS  CONFLICTS  OF  INTERESTS  POLICY

     The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees, which is attached as exhibit 99.1 to this report.

ITEM  10.     EXECUTIVE  COMPENSATION



                                    LONG TERM
                                    ANNUAL COMPENSATION  COMPENSATION AWARDS
                                    -------------------  --------------------

                                    OPTIONS/
NAME AND PRINCIPAL POSITION. . . .  FISCAL YEAR          SALARY                OTHER       SARS (#)
                                    -------------------  --------------------

Brian Bonar. . . . . . . . . . . .                 2004  $            157,500  $  150,000            -
Chairman, Board of Directors,. . .                 2003  $            275,000  $   76,814   15,000,000
President and C.E.O. . . . . . . .                 2002  $            230,000   1,750,000

James R. Downey, Jr.(1). . . . . .                 2004  $            100,000  $   20,000            -
Chief Operating Officer and Chief.                 2003  $             79,000   9,500,000
Accounting Officer


(1) Mr. Downey joined the Company effective January 6, 2003 and resigned effective January 31, 2004.

     The following table provides information on Options/SARs granted in the 2004 Fiscal Year to the Named Officers.





                          Number of      Percent of     Potential Realizable
                          Securities     Total          Value at Assumed
                          Underlying     Options/SARs   Annual Rates of
                          Options/SARs   Granted to     Exercise or            Stock Price
                          Granted (#)    Employees in   Base Price             Expiration       Appreciation for
Name . . . . . . . . . .  Fiscal Year        ($/share)  Date                   Option Term (4)
------------------------                                                       ---------------
                                 5% ($)        10% ($)
                          -------------
Brian Bonar. . . . . . .      7,000,000          23.7%  $               0.015          12/1/05             5,250  10,500
James R. Downey, Jr. (1)              -


(1)  Mr.  Downey  resigned  effective  January  30,  2004

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

          The following table provides information on option exercises in the 2004 Fiscal Year by the Named Officers and the value of such Named Officers' unexercised options at June 30, 2004. Warrants to purchase Common Stock are included as options. No stock appreciation rights were held by them at the end of the 2004 Fiscal Year.




                          SHARES        NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                          ACQUIRED ON   VALUE                  UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SAR
NAME . . . . . . . . . .  EXERCISE (#)  REALIZED ($)           OPTIONS/SAR'S AT FY-END (#)  AT FISCAL YEAR END ($) (2)
------------------------

                          EXERCISABLE   UNEXERCISABLE          EXERCISABLE                  UNEXERCISABLE
                          ------------
Brian Bonar                        ---              8,000,000                          ---  $                         0   ---
James R. Downey, Jr. (1)           ---                     --                    9,500,000                          ---  $  0  ---


(1)  Mr.  Downey  resigned  effective  January  30,  2004

COMPENSATION  OF  DIRECTORS

     Each member of the Board of Directors of the Company receives a fee of $500 from the Company for each meeting attended.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     None

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Compensation Committee currently consists of Messrs. Gaer and Green. Neither of these individuals was an officer or employee of the Company at any time during the 2004 Fiscal Year. Mr. Gaer owns a company that receives consulting fees from the Company.

AUDIT  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Audit Committee currently consists of Messrs. Green and Dietrich. Neither of these individuals was an officer or employee of the Company at any time during the 2004 Fiscal Year.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the best of the Company's knowledge with respect to the beneficial ownership of Common Stock as of June 30, 2004, by (i) all persons who are beneficial owners of five percent (5 percent) or more of the Common Stock, (ii) each director, and (iii) all current directors and executive officers individually and as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. The address for each person listed is in care of DRDF at 9449 Balboa Avenue, Suite 211, San Diego, CA 92123.



NAME . . . . . . . . . . .  NO. SHARES  PERCENT OF CLASS (1)
--------------------------  ----------  --------------------

Brian Bonar (2). . . . . .  19,007,500                  3.5%
Robert A. Dietrich (3) . .  11,637,500                  2.1%
Stephen J. Fryer (4) . . .   7,453,250                  1.4%
Eric W. Gaer (5) . . . . .   9,936,000                  1.8%
Richard Green (6). . . . .   9,969,500                  1.8%
All current directors and
executive officers
(group of 5) . . . . . . .  58,003,750                 10.6%



     (1) Percentage of ownership is based on 547,358,742shares of Common Stock outstanding on June 30, 2004. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after June 30, 2004 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

     (2) Includes 12,000,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after November 14, 2003.

     (3) Includes 9,125,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after November 14, 2003.

     (4) Includes 4,875,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after November 14, 2003.

     (5) Includes 7,375,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after November 14, 2003.

     (6) Includes 40,750,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after November 14, 2003.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the year ended June 30, 2004, the Company accrued consulting expenses of $60,000 due Arroyo Development Corporation, owned by Mr. Eric Gaer, a member of the Board of Directors. There was no officer or director indebtedness to the Company.

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  IN  FORM  8-K

A.   EXHIBITS
3(a)     Certificate  of Incorporation of the Company, as amended, and currently in  effect.  See  also  below
(Incorporated  by  reference  to  Exhibit  3(a)  to  1988  Form  10-K)
*

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

10(x)     Stock  Purchase  Warrant  issued  to  Stonestreet Limited Partnership, dated  November  7,  2001
..  (Incorporated  by  reference  to  Exhibit  10(k)  of  December 2001 Form 10-Q
*

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

10(ai)     Stock  Purchase  Agreement  among the Company, Greenland Corporation, and  ExpertHR-
Oklahoma, dated March 18, 2003. (Incorporated by reference to Exhibit 10(j) to Form 10-Q filed
May  20,  3003).                                                  *

10(aj)     Assignment  of Patent between John Capezzuto and Quik Pix, Inc. dated
January  14,  2003.  *

10(ak)     Promissory  Note between the Company and John Capezzuto dated June 1,
2003
(signed  June  9,  2003)                                             *

10(al)     Promissory  Note between the Company and John Capezzuto dated June 9,
2003          *

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

10(ao)     Promissory  Note,  dated March 1, 2003, payable to StaffPro Leasing 2 by  Greenland  Corporation
.. (Incorporated by reference to Exhibit 10(k) of Form 10-KSB filed April 7, 2003 by Greenland
 Corporation.)                                                  *

10(op)     Agreement  to  Acquire Shares between the Company and The Christensen
Group,  et  al,
dated  April  1,  2003.                                             *

21     List  of  Subsidiaries  of  the  Company                              **

23.1     Consent  of  Independent  Accountants  -  Boros  &  Farrington **

23.2     Consent  of  Independent  Accountants  -  Stonefield  Josephson,  Inc.
**

23.3

31.1     Consent  of  Independent Accountants - Pohl, McNabola, Berg and Company

Certification  of  the  Chief  Executive  Officer  pursuant  to  Rule  13a-14(a)
(Section  302 of the Sarbanes-Oxley Act of 2002)                              **
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1     Certification  of  the  Chief  Executive  Officer  pursuant  to  18
U.S.C.ss.1350
(Section  906  of  the  Sarbanes-Oxley  Act  of  2002)

32.2     Certification  of  the  Chief  Financial  Officer  pursuant  to  18
U.S.C.ss.1350
(Section  906  of  the  Sarbanes-Oxley  Act  of  2002

33.1
Certification  of  the  Chief  Financial  Officer  pursuant  to 18 U.S.C.ss.1350
(Section  906  of  the  Sarbanes-Oxley  Act  of  2002

          All exhibits except those followed by an asterisk (*) are incorporated by reference only and a copy is not included in this Form 10-K filing. Those exhibits followed by a double asterisk (**) are included as part of this filing.

     The Company will furnish a copy of any exhibit to a requesting shareholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

(B)   REPORTS  ON  FORM  8-K



Date . . .  Subject
----------  --------------------------------------------------------------------------------

10/14/2003  Late filing of Form 10-KSB for fiscal year 2003, ended June 30, 2003
01/13/2004  Resignation of Thomas Brown as Senior Vice President and Chief Financial Officer
03/04/2004  Disposition of Greenland Financial Corporation



ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Pohl, McNabola Berg & Company, LLP



                    For the Year Ended June 30,
                                            2004     2003
                    ----------------------------  -------
Audit Fees . . . .  $                     65,000  $73,000
Audit-Related Fees  $                     22,085  $     -
Tax Fees . . . . .  $                          -  $     -
All Other Fees . .  $                      7,848  $     -
Total Fees . . . .  $                     94,933  $73,000


     "Audit Fees" consisted of fees billed for services rendered for the audit of the Company's annual financial statements and audit related fees are for review of the financial statements included in the Company's quarterly reports on Form 10-QSB.

     During the year ended June 30, 2003, the Company paid its predecessor auditiors, Stonefield and Josephson, Inc., $35,000. The predecessor auditors completed the review of the quarterly reports filed on Form 10Q.

AUDIT  COMMITTEE'S  PRE-APPROVAL  POLICIES  AND  PROCEDURES
-----------------------------------------------------------

     The Audit committee is in the process of establishing a pre-approval policy and procedure.

PERCENTAGE  OF  HOURS  EXPENDED
-------------------------------

     The amount of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DALRADA  FINANCIAL  CORPORATION

     By:     /s/Brian  Bonar_______________________
             --------------------------------------
                              Brian  Bonar,  Chief  Executive  Officer

     Dated:   October  13,  2004

                         By:     /s/Brian  Bonar________________________
                                 ---------------
                              Brian  Bonar,  Acting  Chief  Accounting  Officer

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



SIGNATURE. . . . . . . . . . . . . . .  TITLE                           DATE
--------------------------------------  ------------------------------  ----

  Chairman of the Board of Directors,.  October 13, 2004
/s/ Brian Bonar. . . . . . . . . . . .  Chief Executive Officer, and
--------------------------------------
Brian Bonar. . . . . . . . . . . . . .  Acting Chief Financial Officer
  (Principal Executive Officer)
/s/ Robert A. Dietrich . . . . . . . .  October 13, 2004
--------------------------------------
Robert A. Dietrich
  Director
/s/ Eric W. Gaer . . . . . . . . . . .  October 13, 2004
--------------------------------------
Eric W. Gaer
  Director
/s/ Stephen J. Fryer . . . . . . . . .  October 13, 2004
--------------------------------------
Stephen J. Fryer
  Director
/s/ Richard H. Green . . . . . . . . .  October 13, 2004
--------------------------------------
Richard H. Green
  Director

                                  EXHIBIT 31.1

                                 CERTIFICATIONS

I,  Brain  Bonar,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of Dalrada Financial Corporation (the "Company");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls over financial reporting.

Date:  October  13,  2004

/s/  Brian  Bonar

Brian  Bonar
Chief  Executive  Officer

                  DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                     (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                        CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                    CONTENTS

     Page
     ----

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM
     Report  on  Audited  Consolidated  Financial  Statements     F-1

CONSOLIDATED  FINANCIAL  STATEMENTS:
     Consolidated  Balance  Sheet  as  of  June  30,  2004     F-2
     Consolidated Statements of Operations for the years ended June 30, 2004 and
2003     F-3
     Consolidated  Statements  of Stockholders' Deficit for the years ended June
30,
       2004  and  2003     F-5
     Consolidated Statements of Cash Flows for the years ended June 30, 2004 and
2003     F-6
     Notes  to  Consolidated  Financial  Statements     F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To  the  Stockholders
Dalrada  Financial  Corporation
San  Diego,  California

We have audited the accompanying consolidated balance sheet of Dalrada Financial Corporation and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dalrada Financial Corporation and Subsidiaries as of June 30, 2004 and the consolidated results of their operations and their consolidated cash flows for each of the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, for the year ended June 30, 2004 the Company experienced a net loss from operations of $4,355,000 and as of June 30, 2004, the Company had a negative working capital deficit of $21,760,000 and had a negative stockholders' deficit of $20,844,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  POHL,  McNABOLA,  BERG  &  COMPANY,  LLP
POHL,  McNABOLA,  BERG  &  COMPANY,  LLP
CERTIFIED  PUBLIC  ACCOUNTANTS

San  Francisco,  California
October  1,  2004

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                    (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004



                                                                                      (in thousands)
                                                                                               2004
                                                                                   -----------------
ASSETSS
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            228
   Accounts receivable (net of reserve for bad debt of $66) . . . . . . . . . . .               582
   Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -
   Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .               444
                                                                                   -----------------
          Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . .             1,254

Property and equipment, net of accumulated depreciation of $1994 and
2,607, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               160
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -
Patent, net of accumulated amortization of $180 . . . . . . . . . . . . . . . . .             1,438
Investment - PEO contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -
Investment - PEO contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -
                                                                                   -----------------
                                                                                              1,598
                                                                                   -----------------
          Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          2,852
                                                                                   =================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Borrowings under bank notes payable. . . . . . . . . . . . . . . . . . . . . .  $          3,220
   Cash overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -
   Short-term notes payable, including amounts due to related parties of $1,525 .             1,847
   Convertible debentures, net of discounts of $55 and $473, respectively . . . .               759
   Shareholder advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,350
   PEO payroll taxes and other payroll deductions . . . . . . . . . . . . . . . .             5,151
   PEO accrued worksite employee. . . . . . . . . . . . . . . . . . . . . . . . .                 -
   Capital lease - current. . . . . . . . . . . . . . . . . . . . . . . . . . . .                10
   Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10,853
                                                                                   -----------------
          Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . .            23,190
                                                                                   -----------------

Long Term Liabilities:
   Capital lease - long term portion. . . . . . . . . . . . . . . . . . . . . . .                63
   Convertible debentures - long term portion . . . . . . . . . . . . . . . . . .               112
   Long-term notes payable, including amounts due to related parties. . . . . . .               412
                                                                                   -----------------
          Total Long Term Liabilities . . . . . . . . . . . . . . . . . . . . . .               587

          Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .            23,777
                                                                                   -----------------

Preferred stock minority interest in subsidiary . . . . . . . . . . . . . . . . .                 -

Shareholders' Deficit
   Series A convertible, redeemable preferred stock, $1 par value,
      7,500 shares authorized; 4205 shares issued and outstanding . . . . . . . .               420
   Common stock, $0.005 par value, 1,000,000,000 shares authorized;
      552,358,742 shares issued and outstanding . . . . . . . . . . . . . . . . .             2,762
   Common stock warrants. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               475
   Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            83,095
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (107,677)
                                                                                   -----------------
          Total Shareholders' Deficit . . . . . . . . . . . . . . . . . . . . . .           (20,925)
                                                                                   -----------------

          Total Liabilities and Shareholders' Deficit . . . . . . . . . . . . . .  $          2,852
                                                                                   =================


   The accompanying notes are an integral part of these financial statements.
                                       F-2

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                     (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



                                                                     (in thousands)
                                                                              2004             2003
                                                                -------------------  ---------------
Revenues:
   Sales of products . . . . . . . . . . . . . . . . . . . . .  $              764   $          924
   Software sales, licenses and royalties. . . . . . . . . . .                  36              367
   Temporary staffing services . . . . . . . . . . . . . . . .              10,119                -
   PEO services. . . . . . . . . . . . . . . . . . . . . . . .               2,607            2,499
                                                                -------------------  ---------------
      Total revenues . . . . . . . . . . . . . . . . . . . . .              13,526            3,790
                                                                -------------------  ---------------

Cost of Sales:
   Cost of products sold . . . . . . . . . . . . . . . . . . .                (196)            (396)
   Cost of software sales, licenses and royalties. . . . . . .                  (3)             (90)
   Cost of temporary staffing. . . . . . . . . . . . . . . . .              (9,209)               -
   Cost of PEO services. . . . . . . . . . . . . . . . . . . .                (894)          (1,639)
   Freight . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                -
                                                                -------------------  ---------------
      Total cost of sales. . . . . . . . . . . . . . . . . . .               3,224            1,665

Operating expenses:
   Selling, general and administrative . . . . . . . . . . . .               4,196            5,623
                                                                -------------------  ---------------
      Total operating expenses . . . . . . . . . . . . . . . .               4,196            5,623
                                                                -------------------  ---------------

          Income (loss) from operations. . . . . . . . . . . .                (972)          (3,958)
                                                                -------------------  ---------------

Other Income/(Expense):
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . .                  19               (2)
   Interest income . . . . . . . . . . . . . . . . . . . . . .                   -                -
   Gain (Loss) on sale of assets . . . . . . . . . . . . . . .                (341)              27
   Gain on settlement of debt. . . . . . . . . . . . . . . . .               1,145            2,343
   Gain on sale of securities. . . . . . . . . . . . . . . . .                   -                -
   Other expenses. . . . . . . . . . . . . . . . . . . . . . .                 (11)             (12)
   Interest expense. . . . . . . . . . . . . . . . . . . . . .              (1,930)            (971)
   Bad debt. . . . . . . . . . . . . . . . . . . . . . . . . .                 (10)            (285)
   Penalties and interest. . . . . . . . . . . . . . . . . . .                (795)          (2,023)
   Income tax levy . . . . . . . . . . . . . . . . . . . . . .                   -             (105)
                                                                -------------------  ---------------
                                                                            (1,923)          (1,028)
                                                                -------------------  ---------------

          Loss before income taxes and discontinued operations              (2,895)          (4,986)
                                                                -------------------  ---------------

Income tax expense . . . . . . . . . . . . . . . . . . . . . .                   -                -
                                                                -------------------  ---------------

          Net loss from continuing operations. . . . . . . . .              (2,895)          (4,986)
                                                                -------------------  ---------------

Discontinued Operations:
   Loss from operations of discontinued operation. . . . . . .              (2,052)          (1,869)
   Gain on disposition of discontinued operations. . . . . . .               5,049                -
                                                                -------------------  ---------------

Net income (loss)s . . . . . . . . . . . . . . . . . . . . . .                 102           (6,855)

Preferred stock dividends. . . . . . . . . . . . . . . . . . .                 (21)             (21)
                                                                -------------------  ---------------

Net income (loss) attributed to common stockholders. . . . . .  $               81   $       (6,876)
                                                                ===================  ===============

Earnings (loss) per common share . . . . . . . . . . . . . . .  $            (0.01)  $        (0.05)
   Continuing operations . . . . . . . . . . . . . . . . . . .                0.01            (0.02)
                                                                ===================  ===============
   Discontinued operations . . . . . . . . . . . . . . . . . .  $             0.00   $        (0.07)
                                                                ===================  ===============

Weighted average common shares, basic and diluted. . . . . . .             331,004           97,153


   The accompanying notes are an integral part of these financial statements.
                                       F-3

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                     (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



                                            COMMON                     ADDITIONAL
                                            SERIES A PREFERRED STOCK   COMMON STOCK    STOCK         PAID-IN       ACCUMULATED
                                            SHARES                     AMOUNT          SHARES        AMOUNT        WARRANTS
                                            -------------------------  --------------  ------------  ------------  -------------
                                                          (thousands)     (thousands)   (thousands)   (thousands)    (thousands)

BALANCE, JUNE 30, 2002 . . . . . . . . . .                     4,205   $         420     21,929,365  $        110  $         475

Issuance of common stock for:. . . . . . .                         -
   Cash - exercise of options and warrants                   750,000               4             29            33
   Business acquisition. . . . . . . . . .                12,500,000              62             63           125
   Compensation. . . . . . . . . . . . . .                 4,190,000              21             21            42
   Services. . . . . . . . . . . . . . . .                92,733,499             464            783         1,247
   Conversion of liabilities . . . . . . .                46,549,199             233             46           279
   Exercise of warrants for services . . .                 2,580,000              12            121           133
Beneficial conversion on notes . . . . . .                       273             273
Value of warrants issued for services. . .                        70              70
Net loss . . . . . . . . . . . . . . . . .                    (6,855)         (6,855)

BALANCE, JUNE 30, 2003 . . . . . . . . . .                     4,205             420    181,232,063           906            475

Issuance of common stock for:. . . . . . .                         -
   Cash - exercise of options. . . . . . .                29,500,000             148             29           177
   Business acquisition. . . . . . . . . .                 6,329,478              31             30            61
   Compensation. . . . . . . . . . . . . .                10,272,110              51             89           140
   Services. . . . . . . . . . . . . . . .                 7,745,000              39            123           162
   Conversion of liabilities . . . . . . .               317,280,091           1,587          1,014         2,601
Beneficial conversion on notes . . . . . .                       557             557
Value of warrants issued with notes. . . .                       214             214
Value of repriced options/warrants . . . .                       141             141

                                                                   -
Net income . . . . . . . . . . . . . . . .                       102             102

BALANCE, JUNE 30, 2004 . . . . . . . . . .                     4,205   $         420    552,358,742         2,762  $         475




                                            CAPITAL       DEFICIT     TOTAL
                                            ------------  ----------  ---------
                                             (thousands)

BALANCE, JUNE 30, 2002 . . . . . . . . . .  $     79,492  $(100,924)  $(20,427)

Issuance of common stock for:
   Cash - exercise of options and warrants
   Business acquisition
   Compensation
   Services
   Conversion of liabilities
   Exercise of warrants for services
Beneficial conversion on notes
Value of warrants issued for services
Net loss

BALANCE, JUNE 30, 2003 . . . . . . . . . .        80,898   (107,779)   (25,080)

Issuance of common stock for:
   Cash - exercise of options
   Business acquisition
   Compensation
   Services
   Conversion of liabilities
Beneficial conversion on notes
Value of warrants issued with notes
Value of repriced options/warrants


Net income

BALANCE, JUNE 30, 2004 . . . . . . . . . .  $     83,095  $(107,677)  $(20,925)


   The accompanying notes are an integral part of these financial statements.
                                       F-4

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                     (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



                                                                         (in thousands)
                                                                                  2004                2003
                                                                      -----------------  ------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss from continuing operations . . . . . . . . . . . . . . .  $         (2,895)  $          (4,986)
   Net income (loss) from discontinued operations. . . . . . . . . .             2,997              (1,869)
   Adjustment to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization. . . . . . . . . . . . . . . . .               164                 142
      Write-down of fixed assets . . . . . . . . . . . . . . . . . .                 -                  54
      Stock issued for services. . . . . . . . . . . . . . . . . . .               302               1,318
      Amortization of debt discounts . . . . . . . . . . . . . . . .             1,011                 857
      Value of services for exercise of warrants . . . . . . . . . .                 -                 133
      Value of warrants issued for services. . . . . . . . . . . . .                 -                  41
      Value of repriced options/warrants . . . . . . . . . . . . . .               141                   -
      Gain on extinguishment of debt . . . . . . . . . . . . . . . .            (1,145)             (2,343)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                 (37)
   Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . .              (180)              1,149
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .                15                 136
      Prepaid expenses and other current assets. . . . . . . . . . .              (424)                 (6)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                21                 (25)
    Increase (decrease) in:
      Accounts payable and accrued expenses. . . . . . . . . . . . .               585                 593
      PEO liabilities. . . . . . . . . . . . . . . . . . . . . . . .               787               3,030
                                                                      -----------------  ------------------
Net cash used in operating activities from continuing operations . .             1,379              (1,803)
Net cash provided by (used in) operations of discontinued operations            (1,868)              2,915
                                                                      -----------------  ------------------
Net cash used in operating activities. . . . . . . . . . . . . . . .              (489)              1,112
                                                                      -----------------  ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Cash paid for acquisition . . . . . . . . . . . . . . . . . . . .                 -                 (45)
   Cash acquired with acquisition. . . . . . . . . . . . . . . . . .               104                   -
   Purchase of furniture and equipment . . . . . . . . . . . . . . .               (93)                  -
                                                                      -----------------  ------------------
Net cash used in investing activities from continuing operations . .                11                 (45)
Net cash used in investing activities of discontinued operations . .                 -                   -
                                                                      -----------------  ------------------
Net cash provided by (used in) investing activities. . . . . . . . .                11                 (45)
                                                                      -----------------  ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Change in cash overdraft, net . . . . . . . . . . . . . . . . . .               (87)                 87
   Net borrowings under bank notes payable . . . . . . . . . . . . .               (25)                  -
   Proceeds from sale of common stock. . . . . . . . . . . . . . . .               177                  58
   Proceeds from convertible debentures. . . . . . . . . . . . . . .               800                 100
   Repayments of notes payable . . . . . . . . . . . . . . . . . . .               (72)               (125)
   Repayments of capital lease obligations . . . . . . . . . . . . .              (267)                  -
                                                                      -----------------  ------------------
Net cash provided by financing activities from continuing operations               526                 120
Net cash used in financing activities of discontinued operations . .                 -                   -
                                                                      -----------------  ------------------
Net cash provided by financing activities. . . . . . . . . . . . . .               526                 113
                                                                      -----------------  ------------------

CASH OF DISCONTINUED OPERATION . . . . . . . . . . . . . . . . . . .                 -              (1,043)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . .                48                 137

CASH AND CASH EQUIVALENTS, Beginning of period . . . . . . . . . . .               180                  43
                                                                      -----------------  ------------------

CASH AND CASH EQUIVALENTS, End of period . . . . . . . . . . . . . .  $            228   $             180
                                                                      =================  ==================


                                   (continued)
   The accompanying notes are an integral part of these financial statements.
                                       F-5

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                     (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



                                                                              (in thousands)
                                                                                       2004           2003
                                                                             ---------------  -------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest Paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $          -
                                                                             ===============  =============
   Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $          -
                                                                             ===============  =============


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of convertible debentures into common stock . . . . . . . . .  $        2,026   $        164
                                                                             ===============  =============
   Conversion of accounts payable and accrued liabilities into common stock  $          575   $        115
                                                                             ===============  =============
   Net assets acquired in business combinations:
      Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          104   $          -
      Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             261            268
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .               -             34
      Property and equipment. . . . . . . . . . . . . . . . . . . . . . . .              25            101
      Goodwill and other intangible assets. . . . . . . . . . . . . . . . .               -          4,736
      Accounts payable and accrued liabilities. . . . . . . . . . . . . . .            (102)        (4,186)
      Notes payable and capital lease . . . . . . . . . . . . . . . . . . .            (227)          (846)


   The accompanying notes are an integral part of these financial statements.
                                       F-6

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                     (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation
-----------------------

The accompanying consolidated financial statements include the accounts of Dalrada Financial Corporation ("DRDF" or the "Company"), f/k/a Imaging Technologies Corporation, incorporated under the laws of the state of California during March 1982 and subsequently reincorporated under the laws of the state of Delaware during May 1983, and its following active wholly-owned subsidiaries (there are ten inactive subsidiaries not listed):

a)     SourceOne  Group,  Inc.,  ("SourceOne");

b)     Jackson  Staffing,  Inc.  ("Jackson");  and

c)     The  Christianson  Group  ("TCG");

Additionally, the Company operates one majority-owned subsidiary, Quik Pix, Inc. ("QPI", owned 85% by the Company).

All  significant  intercompany  accounts  and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2004, the Company experienced a net loss from operations of $972 and as of June 30, 2004, the Company had a negative working capital deficit of $21,936 and had a negative stockholders' deficit of $20,925. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also delinquent in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern.

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

b) The Company also develops and mounts photographic and digital images for use in display advertising for tradeshows, building interiors, and other point-of-sale locations; and

c)     The  Company  is  a  provider  of  temporary  staffing  services.








Use  of  Estimates
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates made by the Company's management include but are not limited to recoverability of property and equipment, payroll tax liabilities and proprietary products through future operating profits. Actual results could materially differ from those estimates.

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










                                       F-8
Temporary  Staffing

The Company records gross revenue for temporary staffing. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers. Temporary staffing revenues are recognized when the services are rendered by the Company's temporary employees. Temporary employees placed by the Company are the Company's legal employees while they are working on assignments. The Company pays all related costs of employment, including workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

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

Additionally, during 2004, all revenue derived from temporary staffing was from one client.

Allowance  Method  Used  to  Record  Bad  Debts
-----------------------------------------------

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $66 at June 30, 2004.


                                       F-9
INVENTORY

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was an impairment charge recorded of $64 for the year ended June 30, 2003.

Goodwill  and  Intangible  Assets
---------------------------------

Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amount. At June 30, 2003, intangible assets included the excess of the investment in Greenland Corporation over the fair market of the net assets acquired of approximately $2,822. The intangible assets were reviewed during 2003, in light of the Company's acquisition of Greenland Corp. and the resultant decline in the market value of Greenland's stock. This review indicated that the goodwill recorded as a result of the Greenland acquisition was impaired. Consequently, the carrying value of the Greenland goodwill totaling $296 was written off.

Patent  Costs
-------------

Patent costs include direct costs of obtaining the patent. Costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally over the life of the patent on a straight-line method. The cost of patents in process is not amortized until issuance. In the event of a patent being superseded, the unamortized costs are written off immediately. Accumulated amortization relating to the patent was approximately $180 and $60 for the years ended June 30, 2004 and 2003, respectively.

ADVERTISING  COSTS

The Company expenses advertising and promotion costs as incurred. During fiscal 2004 and 2003, the Company incurred advertising and promotion costs of approximately $76 and $22, respectively.

RESEARCH  AND  DEVELOPMENT

Research  and  development  costs  are  charged  to  expense  as  incurred.





                                      F-10

LOSS  PER  COMMON  SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants and convertible debt securities to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended June 30, 2004 and 2003, respectively: warrants - 21,563,430 and 6,002,350; stock options
-  39,150,000  and  34,158,100;  and  convertible  securities of 210,896,000 and
174,530,000. The Company has no dilutive shares due to having a loss from operations.

Below  is  a  computation  of  earning  (loss)  per  share:



                                                      YEAR ENDED JUNE 30,
                                                                                                                          2004
                                                                                                                   ------------
  INCOME/. . . . . . . . . . . . . . . . . . . . . .  PER                  INCOME/  PER
  (LOSS) . . . . . . . . . . . . . . . . . . . . . .  SHARES               SHARE    (LOSS)  SHARES  SHARE

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations                                                        $     (2,895)  $    (4,986)
Preferred stock dividends                                                                                    (21)          (21)
                                                                                                    -------------  ------------
                                                                                                                        (2,916)
Discontinued operations                                                                                    2,997        (1,869)
Net income (loss) attributed to common stockholders                                                 $         81   $    (6,876)
                                                                                                    =============  ============

Weighed shares outstanding                                                                           331,004,306    97,153,849


  Continuing operations                                                                             $      (0.01)  $     (0.05)
  Discontinued operations                                                                           $       0.01   $     (0.02)
                                                                                                    -------------  ------------
                                                                                                                   $      0.00
                                                                                                                   ============



                                                         2003
                                                      --------
  INCOME/
  (LOSS)

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations
Preferred stock dividends

                                                       (5,007)
Discontinued operations
Net income (loss) attributed to common stockholders


Weighed shares outstanding


  Continuing operations
  Discontinued operations

                                                      $ (0.07)
                                                      ========



DEBT  DISCOUNTS

Debt discounts costs are principally the values attributed to the detachable warrants issued in connection with the convertible debentures and the value of the preferential conversion feature associated with the convertible debentures. These debt issuance costs are accounted for in accordance with Emerging Issues Task Force ("EITF") 00-27 issued by the Financial Accounting Standards Board ("FASB").






                                      F-11
INCOME  TAXES

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

Stock  Based  Compensation
--------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended June 30, 2004 and 2003:



                                                                2004             2003
                                                      ---------------  ---------------
Net income (loss) attributed to common stockholders:
   As reported . . . . . . . . . . . . . . . . . . .  $           81   $       (6,876)
   Compensation recognized under APB 25. . . . . . .               -                -
   Compensation recognized under SFAS 123. . . . . .            (825)            (425)
                                                      ---------------  ---------------
          Pro forma. . . . . . . . . . . . . . . . .  $         (744)  $       (7,301)
                                                      ===============  ===============

Basic loss per common share:
   As reported . . . . . . . . . . . . . . . . . . .  $         0.00   $        (0.07)
   Pro forma . . . . . . . . . . . . . . . . . . . .  $        (0.00)  $        (0.08)





                                      F-12
This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

The weighted average fair value of the options granted during fiscal years 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:



                                  2004     2003
                                -------  -------

Fair Value of options granted.  $0.025   $0.015
Risk free interest rate. . . .     3.5%     3.5%
Expected life (years). . . . .       3        3
Expected volatility. . . . . .     426%     421%
Expected dividends . . . . . .       -        -


FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

For certain of the Company's financial instruments, including accounts receivable, inventories, accounts payable, and accrued expenses, the carrying amounts approximate fair value, due to their relatively short maturities. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

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












                                      F-13
Recent  Accounting  Pronouncements
----------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of this statement had no impact on the Company's consolidated financial statements.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Consolidated Financial Statements. The adoption of this statement had no impact on the Company's consolidated financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the consolidated financial statements.
                                      F-14
In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Consolidated Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Consolidated Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

NOTE  2  -  PROPERTY  AND  EQUIPMENT

The  cost of property and equipment at June 30, 2004 consisted of the following:

     Computer  and  other  equipment     $     1,932
     Office  furniture  and  fixtures          151
     Leasehold  improvements          71
                                      --
               2,154
     Less  accumulated  depreciation  and  amortization          (1,994)
                                                                 -------

          $     160
          =     ===

Depreciation expense for the years ended June 30, 2004 and 2003 was $44 and $82, respectively.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

Transactions  with  a  Director  of  the  Company
-------------------------------------------------

A director of the Company is a majority shareholder in a consulting firm that provides management and public relations services to the Company. The Company accrued consulting fees and expenses to this consulting firm in the amount of approximately $70 and $120 for the years ended June 30, 2004 and 2003, respectively.

Transactions  with  Officers  and  Key  Executives
--------------------------------------------------

During the years ended June 30, 2004 and 2003, common stock with an aggregate fair market value of $8 and $60, respectively, was awarded to key executives as compensation and advances.

During the year ended June 30, 2004, the Company issued 7,272,110 shares of common stock to the Company's CEO as payment for accrued expenses and a note payable in the aggregate amount of $109.

Transactions  with  a  Related  Party
-------------------------------------

In April 2004, the Company had a PEO services client whose Chairman of the Board is the Company's current CEO and Chairman. The Company received fees of $7 during 2004. The transaction is at fair value.

NOTE  4  -  ACQUISITIONS  AND  DISPOSITIONS

Jackson  Staffing,  Inc.
------------------------

On September 1, 2003, DRDF completed its acquisition of 100% of the issued and outstanding shares of common stock of Jackson Staffing, Inc. ("Jackson"). The purchase price was 1,329,478 shares of DRDF common stock valued at $30.
Established  in  2003,  Jackson  is  a  temporary  staffing  agency.

                                      F-15
The operating results of Jackson beginning September 1, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $30 and is summarized as follows in accordance with SFAS No. 141 and 142:



Cash . . . . . . . . .  $104
Receivables. . . . . .    28
Property and equipment    23
Accounts payable . . .   (19)
Accrued expenses . . .   (83)
Notes payable. . . . .   (23)
                        -----
Purchase price . . . .  $ 30
                        -----


M&M  Nursing
------------

On June 28, 2004, DRDF completed its acquisition of certain assets of M&M Nursing (M&M"). The purchase price was 5,000,000 shares of DRDF common stock valued at $31 plus the assumption of $204 of liabilities. M&M is a temporary staffing agency primarily for nurses.

The operating results of M&M beginning July 1, 2004 will included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $235 and is summarized as follows in accordance with SFAS No. 141 and 142:



Receivables. . . . . .  $233
Property and equipment     2
                        ----
Purchase price . . . .  $235
                        ----



The pro forma financial information that the consolidated operations of the Company as if the Jackson and M&M acquisitions had occurred as of the beginning of the periods presented is not presented since the operations of Jackson and M&M prior to the acquisition by DRDF as immaterial.


Greenland  Corporation
----------------------

Acquisition

On January 14, 2003, the Company completed the acquisition of shares, representing controlling interest, of Greenland Corporation ("Greenland"). Under the terms of the Greenland acquisition, DRDF acquired 19,183,390 shares of common stock of Greenland and received warrants to purchase an additional 95,319,510 shares of Greenland common stock contingent upon the contribution of certain PEO contracts to Greenland. The payment of the exercise price of the warrants was made via the contribution of the required PEO contracts. The purchase price was $2,225 in the form of a promissory note payable to Greenland and is convertible into shares of DRDF common stock at the maturity date, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. The promissory note of $2,225 is payable to Greenland and is eliminated during the consolidation.
                                      F-16
The Company contributed the required PEO contracts to Greenland resulting in the warrants being exercised. 115.1 million Greenland common shares were issued to DRDF and delivered pursuant to the terms of the Closing Agreement. The conditions of the exercise of warrants pursuant to the Closing Agreement were met. Accordingly, DRDF held voting rights to 115.1 million shares of Greenland common stock, representing approximately 85% of the total outstanding Greenland common shares.

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

Pursuant to the terms of the Agreement, the actual purchase price was $0, based on the stated purchase price of $2,225 per the agreement less promissory note payable to $2,225 to Greenland, which was eliminated in the consolidation.

The operating results of Greenland beginning January 14, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $0 and is summarized and allocated as follows in accordance with SFAS No. 141 and 142:



Other current assets. . . . . . . . . . . .  $     4
Property and equipment. . . . . . . . . . .       90
Other non-current assets. . . . . . . . . .       18
Accounts payable and accrued
    expenses, and other current liabilities   (3,202)
Other long-term liabilities . . . . . . . .      (28)
Goodwill. . . . . . . . . . . . . . . . . .    3,118
                                             --------
Purchase price. . . . . . . . . . . . . . .  $     -
                                             --------


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








                                      F-17
ExpertHR  of  Oklahoma
----------------------

Effective April 1, 2003, the Company formed a wholly-owned subsidiary of Greenland Corporation, ExpertHR Oklahoma. Subsequent to its formation, the new Company purchased a group of PEO clients for $921 of convertible preferred stock of Greenland Corporation. ExpertHR of Oklahoma, Inc., at that time, was a newly formed corporation whose only asset was the PEO contracts purchased by Greenland. The entire purchase price of the purchased contracts of $921 was allocated to contracts and was amortized over the expected life of the contracts of 5 years.

Disposition

In January 2004, the Company determined to discontinue operations of Greenland, Inc., its professional employment business division, and sold its shares in Greenland, Inc., back to Greenland. Effective March 1, 2004, the Company completed the sale of Greenland. Effective March 1, 2004, four new directors were elected to serve on Greenland's Board of Directors due to the resignation of the four directors nominated by DRDF

The terms of the sale are as follows: the Company returned all common shares of Greenland except for 19,183,390 restricted common shares; assign or grant all rights, title and interest the Company had in acquiring any or all interest in ePEO Link, Inc. to Greenland; Greenland canceled a convertible promissory note in the amount of $2.225 issued by the Company to Greenland; and Greenland agreed to forgive and cancel the inter-company transfer debt of the Company to Greenland of approximately $1,300.

Greenland's revenues were $5,211 for the period starting July 1, 2003 to February 29, 2004, and were $400 for the period January 14, 2003 to June 30, 2003. The results of operations of Greenland have been reported separately as discontinued operations.

The assets sold consisted primarily of accounts receivable, deposits, property and equipment, and other assets. The Greenland also assumed all accounts payable and accrued liabilities.

The  following  is  a  summary  of  the  net  assets  sold at February 29, 2004:



                                            February 29, 2004
                                            ------------------
Assets:
                                            Cash                $-
  Accounts receivable. . . . . . . . . . .                 406
  Other current assets . . . . . . . . . .                 135
  Property and equipment, net. . . . . . .                  77
  Other assets . . . . . . . . . . . . . .               3,830
                                            ------------------
Total assets . . . . . . . . . . . . . . .  $            4,448

Liabilities:
  Accounts payable . . . . . . . . . . . .  $            1,237
  Notes payable. . . . . . . . . . . . . .                 830
  PEO payroll taxes and payroll deduction.               3,993
  Accrued liabilities. . . . . . . . . . .               1,265
  Other non-current liabilities. . . . . .                 798
                                            ------------------
Total liabilities. . . . . . . . . . . . .  $            8,123
                                            ------------------

Net liabilities of discontinued operations  $            3,675
                                            ==================




                                      F-18
Quik  Pix,  Inc.
----------------

On January 14, 2003, DRDF completed its acquisition of approximately 85% of the issued and outstanding shares of common stock of Quik Pix, Inc. ("QPI"). The purchase price was 12,500,000 shares of DRDF restricted common stock valued at $125. In addition, DRDF agreed to pay $45 to a shareholder of QPI.

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

Pursuant to the terms of the Agreement, the actual purchase price was $170 based on the fair value of the common stock issued of $125 and the payable of $45 to a shareholder of QPI.

The operating results of QPI beginning January 14, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $170 and is summarized as follows in accordance with SFAS No. 141 and 142:



Other current assets. . . . . . . . . . .  $  280
Property and equipment. . . . . . . . . .      11
Other non-current assets. . . . . . . . .      18
Accounts payable and accrued
  expenses, and other current liabilities    (865)
Other long-term liabilities . . . . . . .    (892)
Patent. . . . . . . . . . . . . . . . . .   1,618
                                           -------
Purchase price. . . . . . . . . . . . . .  $  170
                                           =======


The excess purchase price of $1,618 was allocated to QPI's patent. QPI has a patent related to PhotoMotion images, which expires in July 2020. This intangible asset is being amortized over the remaining life of the patent.

Dream  Canvas  Technology,  Inc.
--------------------------------

The Company completed the acquisition of Dream Canvas Technology, Inc. (DCT) in October 2002 and paid the sum of $40 with the issuance of 100,000 shares of its common stock. In December 2002 the Company sold DCT to Baseline Worldwide Limited for $75 in cash.












                                      F-19
NOTE  5  -  OTHER  ACCRUED  EXPENSES

Other  accrued  expenses  at  June  30,  2004  consisted of the following as of:



          Interest . . . . . . . . . . . . . . . .  $    3,220
          Payroll and sales tax payable. . . . . .         591
          IRS levy penalties and interest. . . . .         387
          Accrued judgments. . . . . . . . . . . .       3,674
          Other taxes. . . . . . . . . . . . . . .         948
          Accrued salaries and related liabilities         923
          Other. . . . . . . . . . . . . . . . . .       1,130
                                                    ----------
                                                    $   10,873
                                                    ==========


NOTE  6  -  DEBT

BORROWINGS  UNDER  BANKS  NOTES  PAYABLE

On June 6, 2000, the Company entered into a settlement agreement with Imperial Bank ("Imperial"). Under this agreement, the Company would pay $150 per month until the balance was paid in full. Payments have been reduced to $100 per month through January 2002 and further reduced to $50 subsequent to January 2002. During the year ended June 30, 2002, the Company paid $1,023 toward this obligation. Due to the uncertainty regarding the Company's ability to meet its obligations and certain defaults under this agreement, the debt has been classified as current. The debt is accruing interest at 5.75% per annum, which will be waived if all principal payments are made timely. The debt is collateralized by substantially all assets of the Company.

As of June 30, 2004, the Company owed Export-Import Bank ("ExIm") $1,730 plus interest under a Working Capital Guarantee Facility whereby Imperial made a demand upon ExIm who responded by making a claim payment to Imperial. The note bears interest at 10% per annum. ExIm has made a demand for immediate payment and note is currently in default.

The following is a summary of the borrowings under bank notes payable at June 30, 2004:



Imperial . . . . .  $1,490
Export-Import Bank   1,730
                    ------
    Total. . . . .  $3,220
                    ======


NOTES  PAYABLE,  INCLUDING  AMOUNTS  DUE  TO  RELATED  PARTIES

The  following  summarizes  notes  payable  at  June  30,  2004:



Payable to investor, 8% . . . . . . . . . .  $    76
Payable in connection with QPI acquisition.      376
Payable to individual, 10%. . . . . . . . .       14
Payable to related party. . . . . . . . . .      293
Payable to a former director, 16% . . . . .    1,500
                                               2,259
                                             --------
Less current portion. . . . . . . . . . . .   (1,847)
Long-term portion . . . . . . . . . . . . .  $   412
                                             --------


                                      F-20
Notes  payable  mature  as  follows:



During the years ended June 30,
 2005. . . . . . . . . . . . . .  $1,847
                                  ------
 2006. . . . . . . . . . . . . .     412
 2007. . . . . . . . . . . . . .       -
2,259
================================


Convertible  Debentures
-----------------------

On December 12, 2000, the Company entered into a Convertible Note Purchase Agreement with Amro International, S.A., Balmore Funds, S.A. and Celeste Trust Reg. Pursuant to this agreement, the Company sold to each of the purchasers convertible promissory notes in the aggregate principal amount of $850 bearing interest at the rate of eight percent (8%) per annum, due December 12, 2003, each convertible into shares of the Company's common stock. Interest shall be payable, at the option of the purchasers, in cash or shares of common stock. At any time after the issuance of the notes, each note is convertible into such number of shares of common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note as of the date of conversion by
(b) the lesser of (x) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days prior to December 12, 2000 and
(y) an amount equal to seventy percent (70%) of the average closing bid prices for the three (3) trading days having the lowest closing bid prices during the thirty (30) trading days prior to the conversion date. The Company has recognized interest expense of $364 relating to the beneficial conversion feature of the above notes. Additionally, the Company issued a warrant to each of the purchasers to purchase 502,008 shares of the Company's common stock at an exercise price equal to $1.50 per share.

On July 26, 2001, the Company entered into a convertible note purchase agreement with certain investors whereby the Company sold to the investors a convertible debenture in the aggregate principal amount of $1,000 bearing interest at the rate of eight percent (8%) per annum, due July 26, 2004, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of
(x) $1.30 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, the Company issued a warrant to the investor to purchase 769,231 shares of the Company's common stock at an exercise price equal to $1.30 per share. The investor may exercise the warrant through July 26, 2006. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $492 and $508, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $492, respectively.

On September 21, 2001, the Company entered into a convertible note purchase agreement with an investor whereby the Company sold to the investor a convertible promissory note in the aggregate principal amount of $300 bearing interest at the rate of eight percent (8%) per annum, due September 21, 2004, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.532 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, the Company issued a warrant to the investor to purchase 565,410 shares of the Company's common stock at an exercise price equal to $0.76 per share. The investor may exercise the warrant through September 21, 2006. In December 2001, $70 of this note was converted into 209,039 shares of common stock. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture.

                                      F-21
The proportionate value of the note and the warrants is $106 and $194, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $106, respectively.

On November 7, 2001, the Company entered into a convertible note purchase agreement with an investor whereby the Company sold to the investor a convertible promissory note in the aggregate principal amount of $200 bearing interest at the rate of eight percent (8%) per annum, due November 7, 2004, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.532 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, the Company issued a warrant to the investor to purchase 413,534 shares of the Company's common stock at an exercise price equal to $0.76 per share. The investor may exercise the warrant through November 7, 2006. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $92 and $108, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $92, respectively.

On January 22, 2002, the Company entered into a convertible note purchase agreement with an investor whereby the Company sold to the investor a convertible promissory note in the aggregate principal amount of $500 bearing interest at the rate of eight percent (8%) per annum, due January 22, 2003, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.332 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, the Company issued a warrant to the investor to purchase 3,313,253 shares of the Company's common stock at an exercise price equal to $0.332 per share. The investor may exercise the warrant through January 22, 2009. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $101 and $399, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $101, respectively.

On August 5, 2002, the Company entered into a convertible note purchase agreement with an investor in the aggregate principal amount of $100 bearing interest at the rate of eight percent (8%) per annum, due August 5, 2005, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.03 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. In accordance with EITF 00-27, the value of the note was allocated between the note and the preferential conversion feature, which amounted to $57 and $43, respectively.

On January 31, 2003, the Company entered into a convertible note purchase agreement with an investor whereby the Company converted a previous advance from the investor into a convertible promissory note in the aggregate principal amount of $150 bearing interest at the rate of eight percent (8%) per annum, due January 31, 2005, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.0226 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. In accordance with EITF 00-27, the value of the note was allocated between the note and the preferential conversion feature, which amounted to $86 and $64, respectively.


                                      F-22
On April 1, 2003, the Company entered into a convertible note purchase agreements with three investors whereby the Company converted a previous advances from the investors into a convertible promissory notes in the aggregate principal amount of $390 bearing interest at the rate of eight percent (8%) per annum, due April 1, 2005, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.0226 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. In accordance with EITF 00-27, the value of the note was allocated between the note and the preferential conversion feature, which amounted to $223 and $167, respectively.

On December 17, 2003, the Company entered into convertible note purchase agreements with four investor, whereby the Company sold to the investors convertible promissory notes in the aggregate principal amount of $800 bearing interest at the rate of eight percent (8%) per annum, due December 17, 2006, convertible into shares of the Company's common stock. Interest is payable, at the option of the investor, in cash or shares of the Company's common stock. The note is convertible into such number of shares of the Company's common stock as is determined by dividing (a) that portion of the outstanding principal balance of the note by (b) the conversion price. The conversion price equals the lesser of (x) $0.02 and (y) 70% of the average of the 3 lowest closing bid prices during the 30 trading days prior to the conversion date. Additionally, the Company issued a warrant to the investor to purchase 16,000 shares of the Company's common stock at an exercise price equal to $0.02 per share. The investor may exercise the warrant through December 17, 2008. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with these convertible debentures. The proportionate value of the notes and the warrants is $586 and $214, respectively. The value of the notes was then allocated between the notes and the preferential conversion feature, which amounted to $30 and $556, respectively.

Below  is  a  roll-forward  schedule  of  the  convertible  debentures:



Balance at June 30, 2002 . . . . . . . . . . . . . . . .  $   803
Issuance of convertible debentures during the year . . .      640
Converted into common stock. . . . . . . . . . . . . . .     (164)
Value of preferential conversion feature . . . . . . . .     (274)
Amortization of value of warrants. . . . . . . . . . . .      477
Amortization of value of preferential conversion feature      375
                                                          --------
Balance at June 30, 2003 . . . . . . . . . . . . . . . .    1,857
Issuance of convertible debentures during the year . . .      800
Converted into common stock. . . . . . . . . . . . . . .   (2,026)
Value of preferential conversion feature . . . . . . . .     (557)
Value of warrants issued with convertible debentures . .     (214)
Amortization of value of warrants. . . . . . . . . . . .      388
Amortization of value of preferential conversion feature      623
                                                          --------
Balance at June 30, 2004 . . . . . . . . . . . . . . . .  $   871
                                                          ========



The weighted average interest rate on notes payable outstanding at June 30, 2004 and 2003, was 8.7% and 8.7%, respectively.






                                      F-23
NOTE  7  -  STOCKHOLDERS'  DEFICIT

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

On May 14, 2004, the Company's shareholders approved a Board proposal to amend the Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 500,000,000 to 1,000,000,000 shares.


5%  SERIES  A  CONVERTIBLE,  REDEEMABLE  PREFERRED  STOCK

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

In the event of any involuntary or voluntary liquidation, dissolution or winding up of the affairs of the Company, the 5% convertible preferred shareholders shall be entitled to receive $1 per share, together with accrued dividends, to the date of distribution or payment, whether or not earned or declared.

The 5% convertible preferred stock is callable, at the Company's option, at call prices ranging from $1,050 to $1,100 per share. No call on the 5% convertible preferred stock was made during fiscal 2004 and 2003. As of June 30, 2004, the accumulated dividend in arrears was approximately $432 on the Series A.

COMMON  STOCK  WARRANTS

In fiscal 2003, the Company also issued 2,830,300 warrants to certain consultants. The exercise prices of the warrants range from $0.05 to $0.10. All these warrants were exercised during fiscal 2003. The value of these warrants was estimated at $70 using the Black-Scholes option-pricing model. The following assumptions were used: average risk-free interest rate of 3.5%; expected life of 0.25 years; dividend yield of 0%; and expected volatility of 179%.


                                      F-24
In connection with certain convertible debentures issued during fiscal 2004, the Company issued to the debenture holders warrants to purchase up to 16,000,000 shares of its common stock at an exercise price of $0.02. The warrants expire on December 17, 2008. The value of these warrants was estimated at $305. The Black-Scholes option-pricing model was used to determine the value of these warrants. The following assumptions were used: average risk-free interest rate of 3.5%; expected life of 5 years; dividend yield of 0%; and expected volatility of 426%. The value was then compared to the value of the underlying convertible debenture and the proportionate value was assigned to the detachable warrants and the underlying convertible debenture.

The  following  is  a  summary  of  the  warrant  activity:




                              PRICE PER SHARE    UNDERLYING COMMON SHARES
                              -----------------  -------------------------


JUNE 30, 2002. . . . . . . .  $  0.20 - $11.40                  6,102,350
  Granted. . . . . . . . . .  $   0.05 - $0.10                  2,830,000
  Exercised. . . . . . . . .  $   0.05 - $0.10                 (2,830,000)
  Canceled . . . . . . . . .  $          11.40                   (100,000)

JUNE 30, 2003. . . . . . . .  $  0.20 - $10.00                  6,002,350
     Granted . . . . . . . .  $           0.02                 16,000,000
     Exercised . . . . . . .                (0)
     Canceled. . . . . . . .  $  0.20 - $10.00                   (438,920)
EXERCISABLE AT JUNE 30, 2004  $   0.02 - $1.50                 21,563,430
                                                 =========================


The weighted average remaining contractual life of warrants outstanding at June 30, 2004 is 4.24 years. Of the warrants exercisable at June 30, 2004, 16,000,000 have an exercise price of $0.02 and the remaining 5,563,430 have an exercise price ranging from $0.33 to $1.50.

For warrants granted during the year ended June 30, 2003 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.025 and the weighted-average exercise price of such options was $0.0558. In connection with the issuance of these warrants, the Company recognized an expense of $70. The fair value of these warrants was determined using the Black-Scholes pricing model.

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


                                      F-25
In addition, the Board of Directors, outside the 1984, 1988 and 1997 Plans ("Outside Plan"), granted to employees, directors and other key persons of DRDF or its subsidiaries options to purchase shares of the Company's common stock, at an exercise price equal to no less than the fair market value of such stock on the date of grant. Options are exercisable in installments at dates typically ranging from one to not more than ten years after the date of grant.

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

Participants may elect to participate in the Purchase Plan by contributing up to a maximum of 15 percent of their compensation, or such lesser percentage as the Board may establish from time to time. Enrollment dates are the first trading day of January, April, July and October or such other dates as may be established by the Board from time to time. On the last trading day of each December, March, June and September, or such other dates as may be established by the Board from time to time, the Company will apply the funds then in each participant's account to the purchase of shares. The cost of each share purchased is 85 percent of the lower of the fair market value of common stock on
(i) the enrollment date or (ii) the purchase date. The length of the enrollment period may not exceed a maximum of 24 months. No participant's right to acquire shares may accrue at a rate exceeding $25 of fair market value of common stock (determined as of the first trading day in an enrollment period) in any calendar year. No shares have been issued under the Purchase Plan.

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









                                      F-26

STOCK  OPTION  ACTIVITY

The  following  is  a  summary  of  the  stock  option  activity:



                              STOCK OPTION PLANS
                              PRICE PER
                              SHARE                 UNDERLYING COMMON SHARES
                                                    -------------------------

JUNE 30, 2000. . . . . . . .  $   18.20 - $169.00                     11,750
     Granted . . . . . . . .  $      2.80 - $6.80                          -
     Exercised . . . . . . .  $     2.80 - $23.80                          -
     Canceled. . . . . . . .  $   18.20 - $169.00                     (3,650)

JUNE 30, 2001. . . . . . . .  $    6.80 - $150.00                      8,100
     Granted . . . . . . . .  $      0.60 - $0.60                  2,750,000
     Exercised . . . . . . .  $      0.20 - $2.00                 (2,744,500)
     Canceled. . . . . . . .                    -

JUNE 30, 2002. . . . . . . .  $    0.60 - $150.00                     13,600
Granted. . . . . . . . . . .  $     0.01 - $0.015                 34,150,000
Exercised. . . . . . . . . .                    -
Canceled . . . . . . . . . .               (5,500)

JUNE 30, 2003. . . . . . . .  $     0.01 - $28.20                 34,158,100
     Granted . . . . . . . .  $      .01 - $0.025                 34,500,000
     Exercised . . . . . . .  $     0.01 - $0.025                (29,500,000)
     Canceled. . . . . . . .  $             28.20                     (8,100)
EXERCISABLE AT JUNE 30, 2004  $       0.01 -0.025                 39,150,000
                                                    -------------------------


The weighted average remaining contractual life of options outstanding issued under the Stock Option Plans is 1.98 years at June 30, 2004.

For options granted during the year ended June 30, 2004 where the exercise price was equal to the stock price at the date of the grant, the weighted-average fair value of such options was $0.025 and the weighted-average exercise price of such options was $0.025. In connection with the issuance of these options, the Company recognized an expense of $0 related since the exercise price was equal to the value of the Company's stock at the date of issuance. During the year ended June 30, 2004, the Company repriced certain options that were previously issued and recorded a charge to earnings in the amount of $141.

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

COMMON  STOCK  ISSUED  FOR  SERVICES  AND  COMPENSATION

The table below shows all the issuances of common stock for services during the year ended June 30, 2004 and 2003. The value of the services was derived by multiplying the market value of the Company's common stock at the date a transaction for services was entered into by the number of shares issued.

                                      F-27




                   FISCAL 2004
                   -----------------------------
ISSUE . . . . . .  SHARES
DATE. . . . . . .  DESCRIPTION                    ISSUED     VALUE

1/7/2004. . . . .  Strategic planning/marketing      75,000  $  1,500
6/1/2004. . . . .  Strategic planning/marketing     300,000     1,500
7/31/2003 . . . .  Strategic planning/marketing     100,000     2,000
9/17/2003 . . . .  Strategic planning/marketing     120,000     2,400
12/29/2003. . . .  Strategic planning/marketing     250,000     2,500
12/10/2003. . . .  Professional services            175,000     2,625
1/7/2004. . . . .  Strategic planning/marketing     150,000     3,000
12/31/2003. . . .  Strategic planning/marketing     500,000     5,000
12/10/2003. . . .  Professional services          1,075,000    16,125
8/1/2003. . . . .  Strategic planning/marketing   5,000,000   125,000
        7,745,000  $                     161,650





                  FISCAL 2003
ISSUE. . . . . .  SHARES
DATE . . . . . .  DESCRIPTION                    ISSUED      VALUE

07/01/02 . . . .  Strategic planning/marketing      450,000  $ 72,000
07/08/02 . . . .  Strategic planning/marketing       79,688    12,431
08/15/02 . . . .  Strategic planning/marketing      500,000    25,000
08/19/02 . . . .  Strategic planning/marketing      150,000     7,500
09/09/02 . . . .  Strategic planning/marketing    1,500,000    79,500
09/18/02 . . . .  Strategic planning/marketing    3,000,000    93,000
09/23/02 . . . .  Strategic planning/marketing      100,000     2,200
09/24/02 . . . .  Strategic planning/marketing      250,000     4,750
10/10/02 . . . .  Strategic planning/marketing    2,310,900    23,109
10/10/02 . . . .  Strategic planning/marketing    3,000,000    30,000
10/29/02 . . . .  Strategic planning/marketing   15,000,000   150,000
11/12/02 . . . .  Strategic planning/marketing      937,500    18,750
12/13/02 . . . .  Strategic planning/marketing      400,000    12,000
12/17/02 . . . .  Professional services           1,000,000    10,000
12/17/02 . . . .  Strategic planning/marketing    4,000,000    40,000
12/17/02 . . . .  Strategic planning/marketing   45,000,000   450,000
01/03/03 . . . .  Strategic planning/marketing      500,000     5,000
01/07/03 . . . .  Strategic planning/marketing      686,667    10,300
01/08/03 . . . .  Strategic planning/marketing    2,000,000    30,000
02/10/03 . . . .  Professional services             533,333     8,000
03/03/03 . . . .  Strategic planning/marketing      300,000     3,000
04/10/03 . . . .  Strategic planning/marketing    1,000,000    10,000
06/10/03 . . . .  Strategic planning/marketing    4,333,333    65,000
06/23/03 . . . .  Strategic planning/marketing    5,702,079    85,531
      92,733,500  $                   1,247,071



                                      F-28
NOTE  8  -  SEGMENT  AND  GEOGRAPHIC  INFORMATION

During fiscal 2004 and 2003, the Company managed and internally reported the Company's business as four (4) reportable segments as follows:

(1)     professional  employer  organization
(2)     temporary  staffing
(3)     imaging  products;
(4)     imaging  software;

Segment information for the fiscal year ended June 30, 2004 and 2003, was as follows:



                                            PEO         TEMPORARY    IMAGING     IMAGING
                                            BUSINESS    STAFFING     PRODUCTS    SOFTWARE    TOTAL
SELECTED STATEMENT OF OPERATIONS ACTIVITY:

Fiscal year ended June 30, 2004
  Revenues . . . . . . . . . . . . . . . .  $   2,607   $   10,119   $     764   $      36   $ 13,526
  Cost of revenues . . . . . . . . . . . .       (894)      (9,209)       (196)         (3)   (10,302)
Gross profit . . . . . . . . . . . . . . .      1,713          910         568          33      3,224

Fiscal year ended June 30, 2003
  Revenues . . . . . . . . . . . . . . . .  $   2,499   $        -   $     924   $     367   $  3,790
  Cost of revenues . . . . . . . . . . . .     (1,639)           -        (396)        (90)    (2,125)
Gross profit . . . . . . . . . . . . . . .        860            -         528         277      1,665


As of and during the years ended June 30, 2004 and 2003, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues. During 2004, all revenue derived from temporary staffing was from one client.

Net  sales  from  principal  geographic  areas  were  as  follows:



                   2004    2003
                -------  ------
Europe . . . .  $     -  $  367
                -------  ------
Domestic sales   13,526   3,423
 Total sales .  $13,526  $3,790
                -------  ------


NOTE  9  -  INCOME  TAXES

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



                                      F-29
The provision (benefit) for income taxes is as follows for the years ended June 30:




                   2004   2003
                  -----  -----

Current - State.  $   -  $   -
Deferred benefit      -      -
                  $   -  $   -
                  -----  -----




The  components  of  deferred  income  taxes  are  as  follows  at  June  30:



                                        2004       2003
                                    ---------  ---------
Deferred tax assets
  Net operating loss carryforwards  $ 37,600   $ 37,100
  Other. . . . . . . . . . . . . .       500        500
                                      38,100     37,600
Valuation allowance. . . . . . . .   (38,100)   (37,600)
                                    $      -   $      -
                                    ---------  ---------


The Company's federal and state net operating loss carryforwards expire in various years through 2017. The Company has made numerous equity issuances that could result in limitations on the annual utilization of the Company's net operating loss carryforwards. The Company has not performed an analysis to determine the effect of such changes.

The provision for income taxes results in an effective rate that differs from the federal statutory rate. Reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the years ended June 30, 2004:



                         Tax         Percentage
                         ----------  -----------

Federal Tax . . . . . .  $  35,360         34.0%
State tax . . . . . . .      6,240          6.0%
Penalties . . . . . . .    304,300        292.6%
Reserves. . . . . . . .      5,100          4.9%
Discontinued operations   (551,480)     (530.3%)
Repriced options. . . .     47,940         46.1%
Net operating loss. . .    152,540       1.46.7%
                                 -            0%
                         ----------  -----------


Reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the years ended June 30, 2003:





                                      F-30



                         Tax       Percentage
                         --------  -----------

Federal Tax . . . . . .  $(2,331)      (34.0%)
State tax . . . . . . .     (411)       (6.0%)
Penalties . . . . . . .      688         10.0%
Reserves. . . . . . . .      157          2.4%
Discontinued operations      552          8.0%
Repriced options. . . .       65          0.9%
Net operating loss. . .    1,280         18.7%
                         $     -            0%
                         --------  -----------



NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

LEASE  COMMITMENT

The Company leases its operating facilities under a lease agreement that expires in March 2007. In addition, the Company leases other facilities and equipment under operating and capital short-term leases.

Total rental expense was approximately $242 and $306 for the years ended June 30, 2004 and 2003, respectively.

Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:



                                             Capital Leases    Operating Leases
                                             ----------------  -----------------
YEAR ENDING JUNE 30,
2005. . . . . . . . . . . . . . . . . . . .  $            21   $             123
2006. . . . . . . . . . . . . . . . . . . .               15                 116
2007. . . . . . . . . . . . . . . . . . . .               11                  46
2008. . . . . . . . . . . . . . . . . . . .               11                   -
2009. . . . . . . . . . . . . . . . . . . .               30                   -
Net Minimum Lease Payments. . . . . . . . .  $            88   $             104
                                             ----------------  -----------------
Less:  Amounts Representing Interest. . . .              (15)
Present Value of Net Minimum Lease Payments               73
                                             ----------------
Less:  Current Portion. . . . . . . . . . .              (10)
Long-Term Portion . . . . . . . . . . . . .  $            63
                                             ----------------


LEGAL  MATTERS

In October 1999, the law firms of Weiss & Yourman and Stull, Stull & Brody made a public announcement that they had filed a lawsuit against the Company and certain current and past officers and/or directors, alleging violation of federal securities laws and, in November 1999, the lawsuit, filed in the name of Nahid Nazarian Behfarin, on her own behalf and others purported to be similarly situated, was served on the Company. In January 2003, the Company entered into a Stipulation of Settlement with the plaintiffs. It agreed to pay the plaintiffs 5,000,000 shares of common stock and $200 in cash. The Parties have accepted the settlement. DRDF has issued the shares, and its insurance carrier has paid the $200 cash payment. Pursuant to a hearing in May 2003 the Court provided approval to the settlement.

                                      F-31
On August 22, 2002, the Company was sued by its former landlord, Carmel Mountain #8 Associates, L.P. or past due rent on its former facilities at 15175 Innovation Drive, San Diego, CA 92127.

DRDF was a party to a lawsuit filed by Symphony Partners, L.P. related to its acquisition of SourceOne Group, LLC. As reported on Form 8-K, dated July 22, 2003, the plaintiffs sought payment of $702. In June 2003, the Company entered into a settlement with the plaintiffs for a cash payment of $274, which has been paid.

DRDF is one of dozens of companies sued by The Massachusetts Institute of Technology, et al., related to a patent held by the plaintiffs that may be related to part of the Company's ColorBlind software. Subsequent to the period reported in this filing, in June 2003, the Company entered into a settlement with the plaintiffs who have agreed to dismiss their claims against DRDF with prejudice in exchange for a settlement fee payment of $10, which has been paid.

The Company has been sued in Illinois state court along with AIA/Mirriman, its insurance brokers by the Arena Football League-2 ("AFS"). Damages payable to AF2, should they win the suit, could exceed $700. The Company expects to defend its position and rely on representations of its insurance brokers.

Throughout fiscal 2003 and 2004, and through the date of this filing, trade creditors have made claims and/or filed actions alleging the failure of the Company to pay its obligations to them in a total amount exceeding $3,000. These actions are in various stages of litigation, with many resulting in judgments being entered against the Company. Several of those who have obtained judgments have filed judgment liens on the Company's assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars.

In connection with the Company's controlling interest of Quik Pix, Inc., the Company is not aware of any pending litigation.

From time to time, the Company is involved in litigation relating to claims arising out of their operations in the normal course of business.

NOTE  11  -  GAIN  ON  EXTINGUISHMENT  OF  DEBT

During the year ended June 30, 2004, the Company recognized a gain on extinguishment of debt of $1,145. This gain resulted primarily from the write off of stale accounts payable. The Company, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as extinguishment of debt.

During the year ended June 30, 2003, the Company recognized a gain on extinguishment of debt of $2,367. This gain resulted primarily from the write off of stale accounts payable as discussed below, as well as a gain on a settlement of a long-term note payable of $702, which was settled for $274 in cash resulting in a gain of $428. With respect to the write-off of accounts payable, the Company reviewed its accounts payable and determined that $1,942 was associated with unsecured creditors. The Company, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as extinguishment of debt.


NOTE  12  -  SUBSEQUENT  EVENTS

From July 1, 2004 to September 30, 2004, the Company issued 50,058,676 shares of its common stock to consultants, for warrant exercises, for conversion of convertible debt, and for the reduction of debt.

The Company also borrowed $245 from an investor to fund the acquisition of M&M Nursing.

Quik Pix, Inc., issued 1,000,000 shares of its common stock for settlement of a debt.
                                      F-32