Form 10QSB
period 2004-09-30
DALRADA FINANCIAL CORP
filed 2004-11-22
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       or

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-12641

                          DALRADA FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      33-0021693
(STATE OR OTHER JURISDICTION OF INCORPORATION OR           (IRS EMPLOYER ID NO.)
                ORGANIZATION)

                          9449 BALBOA AVENUE, SUITE 211
                               SAN DIEGO, CA 92123
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (858) 277-5300

                                       N/A
             (FORMER NAME AND ADDRESS, IF CHANGED SINCE LAST REPORT)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of November 18, 2004 was 631,187,872.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [ X]

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
     Consolidated Balance Sheet - September 30, 2004 (unaudited)               3
     Consolidated Statements of Operations - 3 months ended
       September 30, 2004 and 2003 (unaudited)                                 4
     Consolidated Statements of Cash Flows - 3 months ended
       September 30, 2004 and 2003 (unaudited)                                 5
     Notes to Consolidated Financial Statements (unaudited)                    7

ITEM 2.  Management's Discussion and Analysis or Plan of Operations           13

ITEM 3.   Controls and Procedures                                             26

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    26
ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds           27
ITEM 3.  Defaults Upon Senior Securities                                      27
ITEM 4.  Submission of Matters To A Vote of Security Holders                  27
ITEM 5.  Other Information                                                    27
ITEM 6.  Exhibits                                                             27

SIGNATURES                                                                    27
CERTIFICATIONS                                                                28


PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                      DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                        (formerly Imaging Technologies Corporation)
                                CONSOLIDATED BALANCE SHEET
                             (IN THOUSANDS, EXCEPT SHARE DATA)
                                        (UNAUDITED)

                                                                                 SEPTEMBER
                                                                                 30, 2004
                                                                                -----------
                                                                                (unaudited)
                                          ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $      56
     Accounts receivable, net of allowance of $66                                       726
     Inventories, net of reserve of $15                                                  --
     Prepaid expenses and other current assets                                          645

                                                                                  ----------
TOTAL CURRENT ASSETS                                                                  1,427
                                                                                  ----------

PATENT, net of accumulated amortization of $210                                       1,408
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,994                       151
OTHER ASSETS                                                                             21

                                                                                  ----------
TOTAL ASSETS                                                                      $   3,007
                                                                                  ==========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Borrowings under bank notes payable                                          $   3,220
     Notes payable, current portion (including related party note of $1,558)          2,166
     Convertible debentures, net of discount of $31                                     783
     Accounts payable                                                                 1,339
     Obligations under capital lease                                                     10
     PEO payroll taxes and other payroll deductions                                   6,022
     Other accrued expenses                                                          10,404

                                                                                  ----------
TOTAL CURRENT LIABILITIES                                                            23,944
                                                                                  ----------

CONVERTIBLE DEBENTURES, net of current portion and net of discounts of $254             107
NOTES PAYABLE, net of current portion (including related party note of $288)            503
CAPITAL LEASE, net of current portion                                                    61

                                                                                  ----------
TOTAL LIABILITIES                                                                    24,615
                                                                                  ----------

COMMITMENTS AND CONTINGENCIES                                                            --

STOCKHOLDERS' DEFICIT
     Series A convertible, redeemable preferred stock, $1,000 par value,
       7,500 shares authorized 420.5 shares issued and outstanding                      420
     Common stock; $0.005 par value; 1,000,000,000 shares
       authorized; 602,417,418 shares issued and outstanding                          3,012
     Common stock warrants                                                              475
     Additional paid-in capital                                                      83,080
     Accumulated deficit                                                           (108,595)

                                                                                  ----------
TOTAL STOCKHOLDERS' DEFICIT                                                         (21,608)
                                                                                  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $   3,007
                                                                                  ==========

                   The accompanying notes are an integral part of these
                            consolidated financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   (formerly Imaging Technologies Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                       SEPTEMBER      SEPTEMBER
                                                       30, 2004       30, 2003
                                                      ------------   -----------
                                                       (unaudited)   (unaudited)
REVENUES
     Sales of products                                $     125       $     131
     Software sales, licenses and royalties                  26              36
     Temporary staffing services                          3,905             767
     PEO Services                                           372           1,427
                                                      ----------      ----------
TOTAL REVENUES                                            4,428           2,361
                                                      ----------      ----------

COST OF REVENUES
     Cost of products sold                                   23              83
     Cost of software sales, licenses and royalties           3               3
     Cost of temporary staffing                           3,548             693
     Cost of PEO services                                   280           1,270
                                                      ----------      ----------
TOTAL COST OF REVENUES                                    3,854           2,049
                                                      ----------      ----------

                                                      ----------      ----------
GROSS PROFIT                                                574             312
                                                      ----------      ----------

OPERATING EXPENSES
     Selling, general and administrative                  1,009           1,904
     Research and development                                --              --
                                                      ----------      ----------
TOTAL OPERATING EXPENSES                                  1,009           1,904
                                                      ----------      ----------

INCOME (LOSS) FROM OPERATIONS                              (435)         (1,592)
                                                      ----------      ----------

OTHER INCOME (EXPENSES):
     Interest and financing costs, net                     (483)           (328)
     Gain on extinguishment of debt                          --              --
     Loss on disposition of assets                           --              --
     Other, net                                              --               3
                                                      ----------      ----------
TOTAL OTHER INCOME (EXPENSE)                               (483)           (325)
                                                      ----------      ----------

LOSS BEFORE PROVISION FOR INCOME TAXES
     AND DISCONTINUED OPERATIONS                           (918)         (1,917)

PROVISION FOR INCOME TAXES                                   --              --

                                                      ----------      ----------
NET LOSS FROM CONTINUING OPERATIONS                        (918)         (1,917)
                                                      ----------      ----------

DISCONTINUED OPERATON:
     Loss from operations of discontinued operation          --            (436)
     Gain on disposition of discontinued operation           --              --
                                                      ----------      ----------
                                                             --            (436)
                                                      ----------      ----------

NET LOSS                                                   (918)         (2,353)

PREFERRED STOCK DIVIDENDS                                    (5)             (5)

NET LOSS ATTRIBUTED TO COMMON
                                                      ----------      ----------
     STOCKHOLDERS                                     $    (923)      $  (2,358)
                                                      ==========      ==========

NET LOSS PER SHARE - BASIC
     Continuing operations                            $   (0.00)      $   (0.01)
     Discontinued operations                                 --           (0.00)
                                                      ----------      ----------
                                                      $   (0.00)      $   (0.01)
                                                      ==========      ==========
WEIGHTED AVERAGE COMMON EQUIVALENT
     SHARES OUSTANDING - BASIC                          585,977         240,556
                                                      ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                  (formerly Imaging Technologies Corporation)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                   -------------------------
                                                                                    SEPTEMBER      SEPTEMBER
                                                                                    30, 2004       30, 2003
                                                                                    ---------      ---------
                                                                                   (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                             $   (918)      $ (1,917)
    Adjustment to reconcile net loss to net cash
      used in operating activities
        Depreciation and amortization                                                     39             42
        Stock issued for services                                                         10            269
        Amortization of debt discounts                                                   223            237
    Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                                               (144)           933
      Inventories                                                                         --             (1)
      Prepaid expenses and other current assets                                         (201)          (154)
      Other assets                                                                       (21)           190
    Increase (decrease) in:
      Accounts payable and accrued expenses                                             (295)        (2,224)
      PEO liabilities                                                                    871          2,761
                                                                                    ---------      ---------
Net cash provided by (used in) operating activities from continuing operations          (436)           136
Net cash used in operating activities from discontinued operations                        --           (601)
                                                                                    ---------      ---------
Net cash used in operating activities                                                   (436)          (465)
                                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment                                                   --            (83)
                                                                                    ---------      ---------
Net cash used in investing activities from continuing operations                          --            (83)
Net cash used in investing activities from discontinued operations                        --            (41)
                                                                                    ---------      ---------
Net cash used in investing activities                                                     --           (124)
                                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in cash overdraft, net                                                         --            (87)
    Net borrowings under bank notes payable                                               --            (25)
    Proceeds from notes payable                                                          275             --
    Repayments of notes payable                                                           (9)           (34)
    Repayments of capital lease obligations                                               (2)            (1)
                                                                                    ---------      ---------
Net cash provided by (used in) financing activities from continuing operations           264           (147)
Net cash used in financing activities from discontinued operations                        --             (2)
                                                                                    ---------      ---------
Net cash provided by (used in) investing activities                                      264           (149)
                                                                                    ---------      ---------

CASH OF DISCONTINUED OPERATION                                                            --           (399)

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                                    (172)        (1,137)

CASH AND CASH EQUIVALENTS, Beginning of period                                           228          1,223
                                                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, End of period                                            $     56       $     86
                                                                                    =========      =========

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   (formerly Imaging Technologies Corporation)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended September 30, 2004, the Company issued: (1) 1,950,000 shares of its common stock for services valued at $10; (2) 10,108,676 shares of its common stock for debt of $21; and (3) 38,000,000 shares of its common stock for the conversion of convertible debentures in the amount of $175.

During the three months ended September 30, 2003, the Company issued: 1) 5,220,000 shares of its common stock for services valued at $129; 2) 10,272,110 shares of its common stock for compensation valued at $140; 3) 20,260,000 shares of its common stock for debt of $405; and 4) 48,400,337 shares of its common stock for the conversion of convertible debentures in the amount of $346.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   (formerly Imaging Technologies Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Dalrada Financial Corporation and Subsidiaries (the "Company" or "DRDF") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended June 30, 2004 included in the Company's annual report on Form 10-KSB filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. During the three months ended September 30, 2004 and 2003, the Company had no elements of comprehensive income.

NOTE 2.  GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2004, the Company had a net loss of $918. As of September 30, 2004, the Company had a negative working capital deficiency of $22,517 and had a stockholders' deficit of $21,608. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted under SFAS No. 123 to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS No. 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows for the three months ended September 30,2004:

          (In thousands, except share amounts)              2004         2003
                                                            ----         ----
          Net loss attributed to common stockholders
          As reported                                     $  (923)      $2,358)
          Compensation recognized under APB No. 25             --           --

          Compensation recognized under SFAS No. 123           --           --
                                                          --------      -------
          Pro forma                                      $   (923)      $2,358)
                                                          ========      =======

          Basic earnings (loss) per share
          As reported                                     $ (0.00)      $(0.01)
                                                          ========      =======
          Pro forma                                       $ (0.00)      $(0.01)

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

The weighted average fair value of the options granted during fiscal years 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model. All options granted in fiscal years 2004 and 2003 vested immediately. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                                       2004           2003
                                                       ----           ----

          Fair Value of options granted                 N/A       $  0.015
          Risk free interest rate                       N/A           3.5%
          Expected life (years)                         N/A             3
          Expected volatility                           N/A           421%
          Expected dividends                            N/A             0%

NOTE 4.  EARNINGS (LOSS) PER COMMON SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2004: warrants - 26,563,435 and stock options - 39,150,000.

NOTE 5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 6.  CONVERTIBLE NOTES PAYABLE

Listed below is a roll-forward schedule of the convertible debentures:

        (In Thousands)

        Balance at June 30, 2004                                         $ 871

        Issuance of convertible debentures during the three months
            ended September 30, 2004                                        --
        Increase in debt discount and beneficial conversion feature         --
        Converted into common stock                                       (175)
        Amortization of value of warrants and preferential
          conversion feature                                               194
                                                                         ------
        Balance at September 30, 2004                                    $ 890
                                                                         ======

NOTE 7.  NOTES PAYABLE

On July 1, 2004, the Company entered into two note payable obligations aggregating $275,000 that bear interest at an annual rate of 40% and are due on September 30, 2004. In addition, in connection with these two notes payable, the Company issued to the holder a total of 5,000,000 warrants to purchase shares of the Company's common stock for $0.005 per shares. The estimated value of the warrants of $28,500 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 426%. As of September 30, 2004, the entire $28,500 has been amortized to financings costs in the accompanying consolidated statements of operations.

NOTE 8. STOCKHOLDERS' DEFICIENCY

Stock Issuances

During the three months ended September 30, 2004, DRDF issued the following:

         o 1,950,000 shares of its common stock for legal and consulting services valued at $10. The value of the services was determined using the market value of DRDF's common stock on the date of issuance;

         o        10,108,676 shares of its common stock for debt of $21; and

         o 38,000,000 shares of its common stock for the conversion of convertible debentures in the amount of $175.

NOTE 9.  SEGMENT INFORMATION

The Company managed and internally reported the Company's business has four reportable segments, principally, (1) products and accessories, (2) software,
(3) temporary staffing, and (4) PEO services.

Segment information for the three months ended September 30, 2004 is as follows:


(IN THOUSANDS)
                                                             TEMPORARY       PEO
                                 PRODUCTS      SOFTWARE      STAFFING      SERVICES      TOTAL
                                 --------      --------      --------      --------      -----
3-months ended 9/30/04
----------------------
    Revenues                     $   125       $    26       $ 3,905      $   372       $ 4,428
    Operating income (loss)         (327)          (64)           48          (92)         (435)

3-months ended 9/30/04
----------------------
    Revenues                     $   131       $    36       $   767      $ 1,427       $ 2,361
    Operating income (loss)         (368)         (935)           40         (329)       (1,592)

NOTE 10.  DISPOSITION OF GREENLAND CORPORATION

In January 2004, the Company determined to discontinue operations of Greenland Corporation, its professional employment business division, and sold its shares in Greenland, back to Greenland. Effective March 1, 2004, the Company completed the sale of Greenland. Effective March 1, 2004, four new directors were elected to serve on Greenland's Board of Directors due to the resignation of the four directors nominated by DRDF. The operations of Greenland have been shown as discontinued operations in the accompanying consolidated statements of operations.

The operations of Greenland for the three month period ended September 30, 2003 are shown as discontinued operations.

NOTE 11.  RELATED PARTY TRANSACTIONS

Warning Management Services, Inc.

The Company CEO and Chairman, Mr. Brian Bonar, is also the CEO and Chairman of Warning Management, Inc. Warning a public company, located in Southern California. Warning's operations consist of a modeling agency and providing temporary staffing services to government agencies and private companies.

GUARANTEE OF INDEBTEDNESS OF WARNING
------------------------------------

As of September 8, 2004, Warning Management Services, Inc. ("Warning") purchased all of the issued and outstanding shares of Employment Systems, Inc. ("ESI") for $1,500. The purchase was $750 cash paid at the closing and a $750 note payable. In connection with this transaction, the Company agreed to be a guarantor of the $750 note payable. As inducement to enter into this guarantee, the Company was given a non-cancelable 2-year payroll processing contract with ESI. Management has evaluated this contingent liability and has determined that no loss is anticipated as a result of this guarantee.

WARNING HAS A MONTH-TO-MONTH LEASE WITH THE COMPANY
---------------------------------------------------

Warning leases offices for its ESI subsidiary, on a month-to-month basis from the Company that started in October 2004. Monthly rental expense will be approximately $3 per month.

PEO SERVICES AGREEMENT WITH WARNING PROVIDES FOR A FEE AT PREVAILING MARKET RATE
--------------------------------------------------------------------------------

In April 2004, the Company entered into an Agreement for PEO service with Warning. The Company receives from Warning a monthly administrative fee of $12 and a $20 deposit as an advance against payments due pursuant to this agreement. The Company recorded revenue totaling $24 during the three months ended September 30, 2004 from Warning.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company Annual Report on Form 10-KSB for the year ended June 30, 2004. The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; our inability to retain key employees; our inability to obtain sufficient financing to continue to expand operations; and changes in demand for products by our customers.

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

On June 28, 2004, we completed an acquisition of certain assets of M&M Nursing (M&M"). The purchase price was 5,000,000 shares of our common stock valued at $31 plus the assumption of $204 of liabilities. M&M is a temporary staffing agency primarily for nurses.

Our current strategy is: to expand our financial services businesses, including PEO services and temporary staffing, and to continue to commercialize imaging technologies, including PhotoMotion Images and ColorBlind color management software through our QPI subsidiary.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our June 30, 2004 financial statements included in our Annual Report on Form 10KSB includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to our recent loss from operations, the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

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

Pursuant to a mutual agreement between the Board of Directors of both Greenland Corporation and us, Greenland has been separated from us, effective February, 23, 2004. Under the separation agreement, Greenland forgave its note receivable from us of $2,250 together with any accrued interest thereon in consideration for our granting our acquisition rights to acquire ePEO Link to Greenland. In addition, for returning 95,949,610 shares of Greenland common stock acquired by us pursuant to our acquisition agreement with Greenland in January 2003, Greenland forgave its inter-company account receivable from us, which amount aggregated approximately $1,375. Further, the agreement provided for us to effect the resignation of our Directors who also served on the Board of Directors of Greenland, which was completed in March 2004.

In September 2003, we hired two key persons, and acquired the operations of the temporary staffing service then owned by Jackson Staffing, LLC. In order to formalize this arrangement, we entered into an acquisition agreement with Jackson Staffing effective September 1, 2003 and accordingly, the financial statements of Jackson Staffing from September 1, 2003 are included in our financial statements. On June 28, 2004, we completed an acquisition of certain assets of M&M Nursing (M&M"). The purchase price was 5,000,000 shares of our common stock valued at $31 plus the assumption of $204 of liabilities. M&M is a temporary staffing agency primarily for nurses. The financial statements of M&M from July 1, 2004 are included in our financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, value of intangible assets and valuation of non-cash compensation. We base our estimates and judgments on historical experiences and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, estimated fair value of equity instruments used for compensation, estimated tax liabilities fro PEO operations and estimated liabilities associated with Worker's Compensation liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended June 30, 2004.

REVENUE RECOGNITION

PEO SERVICE FEES AND WORKSITE EMPLOYEE PAYROLL COSTS
----------------------------------------------------

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

SALES OF PRODUCTS
-----------------

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

TEMPORARY STAFFING
------------------

We record gross revenue for temporary staffing. We have concluded that gross reporting is appropriate because we (i) have the risk of identifying and hiring qualified employees, (ii) have the discretion to select the employees and establish their price and duties and (iii) bear the risk for services that are not fully paid for by customers. Temporary staffing revenues are recognized when the services are rendered by our temporary employees. Temporary employees placed by us are our legal employees while they are working on assignments. We pay all related costs of employment, including workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. We assume the risk of acceptability of our employees to our customers.

RESULTS OF OPERATIONS (IN $000)

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 2003
--------

REVENUES

Total revenues were $4,428 and $2,361 for the three months ended September 30, 2004 and 2003, respectively; an increase of $2,067 (88%). The increase was due primarily to the addition of temporary staffing services, which contributed $3,905 of revenues for the three months ended September 30, 2004.

PEO SERVICES

PEO revenues were $372 and $1,427 for the three months ended September 30, 2004 and 2003, respectively; a decrease of $1,055 (74%) due primarily to the decrease in our PEO customer base.

TEMPORARY STAFFING

In September 2003, we entered into an agreement to purchase a temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. In June 2004, we entered into an agreement to purchase certain assets of M&M Nursing, a temporary staffing agency for nurses. Temporary Staffing revenues were $3,905 and $767 for the three months ended September 30, 2004 and 2003, respectively; an increase of $3,138 (409%). The significant increase is due to the acquisition of Jackson Staffing and M&M Nursing.

IMAGING PRODUCTS

Sales of imaging products were generated principally from our QPI subsidiary. Imaging Products revenues were $125 and $131 for the three months ended September 30, 2004 and 2003, respectively; a decrease of $6 (5%).

SOFTWARE

Software revenues were $26 and $36 for the three months ended September 30, 2004 and 2003, respectively; a decrease of $10 (28%). The reduction in software revenues was due to a delay in completing certain versions of our software which can be used with multiple computer operating systems. Revenues from licenses and royalties for the periods were insignificant.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using our technologies. These revenues continue to decline as we have elected to transfer our ColorBlind software to QPI, which has accelerated product development and begun to implement a more aggressive product sales program.

COST OF PRODUCTS SOLD

Cost of PEO services for the three months ended September 30, 2004 and 2003 $280 (75% of PEO revenues) and $1,270 (89% of PEO revenues), respectively. The increase in gross profit is due primarily to us being able to provide more profitable services to our PEO customers.

Costs of temporary staffing for the three months ended September 30, 2004 was $3,548 (91% of temporary staffing revenue) and $693 (90% of temporary staffing revenue), respectively. The significant increase is due to the increase in temporary staffing revenue.

Cost of products sold for the three months ended September 30, 2004 and 2003 were $23 (18% of product sales) and $83 (63% of product sales), respectively. Product sales continue to decline as we concentrate on other products and services. The increase in margins is due primarily to changes in product mix and our competitive position with customers.

Cost of software, licenses and royalties for the three months ended September 30, 2004 and 2003 were $3 (12% of software, license and royalties revenue) and $3 (8% of software, license and royalties revenue), respectively.

OPERATING EXPENSES

Operating expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising, rent, depreciation and amortization, and other marketing related expenses, and fees for professional services.

Operating expenses for the three months ended September 30, 2004 and 2003 were $1,009 and $1,904, respectively; a decrease of $895 (47%). The significant decrease is due to a reduction of payroll and related benefits due to a significant reduction in our personnel. Also, as disclosed in "Significant Accounting Policies and Estimates", we rely on estimates for such liabilities related to, among other areas, worker's compensation and accrued payroll taxes. During the three months ended September 30, 2004, we changed our estimate of workers' compensation claims aggregating approximately $200.

OTHER INCOME AND EXPENSE

Interest expense for the three months ended September 30, 2004 and 2003 was $483 and $328 respectively; an increase of $155 (47%). The increase is principally due to i) the write off of the unamortized debt discounts associated with the conversion of debentures into common stock, ii) the penalties and interest incurred for not registering shares underlying the conversion of certain convertible debentures, and iii) an increase in the amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through cash generated from operations, debt financing, and the sale of equity securities. Additionally, in order to facilitate our growth and future liquidity, we have made some strategic acquisitions.

As a result of some of our financing activities, there has been a significant increase in the number of issued and outstanding shares. During the three months ended September 30, 2004 and the year ended June 30, 2004, we issued an additional 50,058,676 and 371,126,679 shares, respectively. These shares of common stock were issued primarily for corporate expenses in lieu of cash, for acquisition of businesses, for the conversion of convertible debentures and other debt, and for the exercise of warrants.

As of June 30, 2004, we had negative working capital of $22,517, a decrease in working capital of $581 since June 30, 2004. This decrease was due primarily to the increase in PEO payroll tax liabilities.

Net cash used in operating activities was $436 for the three months ended September 30, 2004 as compared to net cash used in activities of $465 for the prior-year period; a decrease of $29.

Cash provided by financing activities was $264 for the three months ended September 30, 2004, an increase of $411 from the prior-year period. The increase is principally a result of $275 received from the issuance of a note payable.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50 per share. The aggregate amount of such dividends in arrears at September 30, 2004, was approximately $425.

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

CONTINGENT LIABILITY
--------------------

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

Off-Balance Sheet Arrangements
------------------------------

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for the following.. As of September 8, 2004, Warning Management Services, Inc. ("Warning") purchased all of the issued and outstanding shares of Employment Systems, Inc. ("ESI") for $1,500. The purchase was $750 cash paid at the closing and a $750 note payable. In connection with this transaction, the Company agreed to be a guarantor of the $750 note payable. Our CEO, Brian Bonar, is also the CEO of Warning. As inducement to enter into this guarantee, we were given a non-cancelable 2-year payroll processing contract with ESI. Currently the $750 note payable is in dispute. Warning is claiming that certain representations made by ESI were not correct and is proposing that the purchase price be reduced, thus reducing the $750 note payable to $258. Management has evaluated this contingent liability and has determined that no loss is anticipated as a result of this guarantee.

                             RISKS AND UNCERTAINTIES

Risks Relating to our Business:
-------------------------------

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

The penalty for noncompliance of the Settlement Agreement is a stipulated judgment that allows Imperial Bank to immediately reinstate the operational receiver and begin liquidation proceedings against us. Our current arrangement with CoAmerica Bank (formerly Imperial Bank) reduces are monthly payments of $50,000. The remaining balance due as of September 30, 2004, is $3.1 million.

WE HAVE NOT REMAINED CURRENT IN OUR PAYMENT OF FEDERAL AND STATE INCOME AND OTHER PAYROLL-RELATED TAXES WITHHELD IN OUR PEO BUSINESS.

We have not been able to remain current in our payments of federal and state tax obligations related to our PEO operations. We are currently working with the Internal Revenue Service and state agencies to resolve these issues and establish repayment plans. If we are not able to establish repayment plans that allow us to continue our operations, we may be forced to cease doing business in the financial services marketplace. The amount due as of September 30, 2004 is approximately $6.4 million.

RISKS RELATING TO OUR STOCK:

THE ISSUANCE OF THE SHARES IN THIS OFFERING, PLUS THE EXISTING OUTSTANDING CONVERTIBLE NOTES, WILL RESULT IN DILUTION.

There are a large number of shares underlying the convertible note and warrants in this offering that may be available for future sale and the sale of these shares may depress the market price of DRDF's common stock and may cause substantial dilution to DRDF's existing stockholders.

The number of shares of common stock issuable upon conversion of the convertible note in this offering may increase if the market price of DRDF's stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and debentures and upon exercise of DRDF's warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of DRDF's common stock. The issuance of shares upon conversion of the convertible notes and debentures and exercise of outstanding warrants will also cause immediate and substantial dilution to DRDF's existing stockholders and may make it difficult to obtain additional capital.

The following gives examples of the number of shares that would be issued if the debentures in this offering were converted at one time at prices representing 70%, 50%, and 25% of the current market price (assuming a market price of approximately $0.01. As of September 30, 2004, we had 602,417,418 shares of common stock outstanding.

- 70% of current stock price:

DRDF's stock converted at 70% of current stock price would result in a debenture conversion rate of $.007 cents. To convert the $800,000 convertible debenture would require 114,285,714 shares of DRDF's common stock, or 19% of DRDF's current outstanding shares.

- 50% of current stock price:

DRDF's stock converted at 50% of current stock price would result in a debenture conversion rate of $.005 cents. To convert the $800,000 convertible debenture would require 160,000,000 shares of DRDF's common stock, or 26% of DRDF's current outstanding shares.

- 25% of current stock price

DRDF's stock converted at 25% of current stock price would result in a debenture conversion rate of $.0025 cents. To convert the $800,000 of convertible debentures would require 320,000,000 shares of DRDF's common stock, or 54% of DRDF's current outstanding shares.

THE OVERHANG AFFECT FROM THE RESALE OF THE SELLING SHAREHOLDERS SECURITIES ON THE MARKET COULD RESULT IN LOWER STOCK PRICES WHEN CONVERTED

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

SHORT SELLING COMMON STOCK BY WARRANT AND DEBENTURE HOLDERS MAY DRIVE DOWN THE MARKET PRICE OF DRDF'S STOCK.

The warrant and debenture holder may sell shares of DRDF's common stock on the market before exercising the warrant or converting the debenture. The stock is usually offered at or below market since the warrant and debenture holders receive stock at a discount to market. Once the sale is completed the holders exercise or convert a like dollar amount of shares. If the stock sale lowered the market price, upon exercise or conversion, the holders would receive a greater number of shares then they would have absent the short sale. This pattern may result in the spiraling down of DRDF's stock's market price.

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

Information about forward-looking statements
--------------------------------------------

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock
------------

During the three months ended September 30, 2004, DRDF issued the following:

         o 1,950,000 shares of its common stock for legal and consulting services valued at $10. The value of the services was determined using the market value of DRDF's common stock on the date of issuance;

         o        10,108,676 shares of its common stock for debt of $21; and

         o 38,000,000 shares of its common stock for the conversion of convertible debentures in the amount of $175.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on certain bank loans that have an aggregate outstanding balance at September 30, 2004 of $3,220,000.

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

Dated: November 22, 2004

DALRADA FINANCIAL CORPORATION
(Registrant)

By: /S/ Brian Bonar
-------------------------------------
Brian Bonar
Chairman , Chief Executive Officer, and Acting Chief Financial Officer