Form 10QSB
period 2004-12-31
DALRADA FINANCIAL CORP
filed 2005-02-28
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of February 18, 2005 was 682,395,987.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [ X]

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
     Consolidated Balance Sheet - December 31, 2004 (unaudited)               3
     Consolidated Statements of Operations - 3 and 6 months ended
         December 31, 2004 and 2003 (unaudited)                               4
     Consolidated Statements of Cash Flows - 6 months ended
         December 31, 2004 and 2003 (unaudited)                               5
     Notes to Consolidated Financial Statements (unaudited)                   7

ITEM 2.  Management's Discussion and Analysis or Plan of Operations          16

ITEM 3.  Controls and Procedures                                             23


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   24
ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds          24
ITEM 3.  Defaults Upon Senior Securities                                     25
ITEM 4.  Submission of Matters To A Vote of Security Holders                 25
ITEM 5.  Other Information                                                   25
ITEM 6.  Exhibits                                                            25

SIGNATURES                                                                   25
CERTIFICATIONS                                                               26


PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                           DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                             (formerly Imaging Technologies Corporation)
                                     Consolidated Balance Sheet
                                (in thousands, except per share data)

                                                                                   DECEMBER
                                                                                   31, 2004
                                                                                  -----------
                                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $     100
     Accounts receivable, net of allowance of $65                                     1,975
     Inventories, net of reserve of $15                                                  17
     Prepaid expenses and other current assets                                          469

                                                                                  ----------
TOTAL CURRENT ASSETS                                                                  2,561
                                                                                  ----------

PATENT, net of accumulated amortization of $240                                       1,378
CUSTOMER LIST, net of accumulated amortization of $30                                   692
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,021                       274

                                                                                  ----------
TOTAL ASSETS                                                                      $   4,905
                                                                                  ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Borrowings under bank notes payable                                          $   3,220
     Lines of credit                                                                    789
     Notes payable, current portion (including related party note of $1,561)          2,617
     Convertible debentures, net of discount of $18                                     796
     Accounts payable                                                                 1,857
     Obligations under capital lease                                                     10
     PEO payroll taxes and other payroll deductions                                   6,593
     Other accrued expenses                                                           9,603

                                                                                  ----------
TOTAL CURRENT LIABILITIES                                                            25,485
                                                                                  ----------

CONVERTIBLE DEBENTURES, net of current portion and net of discounts of $226             135
NOTES PAYABLE, net of current portion (including related party note of $282)            508
CAPITAL LEASE, net of current portion                                                    49

                                                                                  ----------
TOTAL LIABILITIES                                                                    26,177
                                                                                  ----------

MINORITY INTEREST                                                                        --

COMMITMENTS AND CONTINGENCIES                                                            --

STOCKHOLDERS' DEFICIT
     Series A convertible, redeemable preferred stock, $1,000 par value,
       7,500 shares authorized 420.5 shares issued and outstanding                      420
     Common stock; $0.005 par value; 1,000,000,000 shares
       authorized; 682,395,987 shares issued and outstanding                          3,412
     Common stock warrants                                                              475
     Additional paid-in capital                                                      82,823
     Accumulated deficit                                                           (108,402)

                                                                                  ----------
TOTAL STOCKHOLDERS' DEFICIT                                                         (21,272)
                                                                                  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $   4,905
                                                                                  ==========

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.


                                DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                  (FORMERLY IMAGING TECHNOLOGIES CORPORATION)
                                     Consolidated Statements of Operations
                                     (in thousands, except per share data)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        --------------------------      --------------------------
                                                         DECEMBER        DECEMBER        DECEMBER        DECEMBER
                                                         31, 2004        31, 2003        31, 2004        31, 2003
                                                        ----------      ----------      ----------      ----------
                                                        (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUES
    Sales of products                                   $     688       $     324       $     813       $     455
    Software sales, licenses and royalties                     13              --              39              36
    Temporary staffing services                             3,749           2,669           7,654           3,436
    PEO Services                                              478             643             850           2,070
                                                        ----------      ----------      ----------      ----------
TOTAL REVENUES                                              4,928           3,636           9,356           5,997
                                                        ----------      ----------      ----------      ----------

COST OF REVENUES
    Cost of products sold                                     442              45             465             128
    Cost of software sales, licenses and royalties             --              --               3               3
    Cost of temporary staffing                              3,400           2,301           6,948           2,994
    Cost of PEO services                                      348             626             628           1,896
                                                        ----------      ----------      ----------      ----------
TOTAL COST OF REVENUES                                      4,190           2,972           8,044           5,021
                                                        ----------      ----------      ----------      ----------

                                                        ----------      ----------      ----------      ----------
GROSS PROFIT                                                  738             664           1,312             976
                                                        ----------      ----------      ----------      ----------

OPERATING EXPENSES
    Selling, general and administrative                       996           2,173           2,005           4,077
    Research and development                                   --              --                              --
                                                        ----------      ----------      ----------      ----------
TOTAL OPERATING EXPENSES                                      996           2,173           2,005           4,077
                                                        ----------      ----------      ----------      ----------

INCOME (LOSS) FROM OPERATIONS                                (258)         (1,509)           (693)         (3,101)
                                                        ----------      ----------      ----------      ----------

OTHER INCOME (EXPENSES):
    Interest and financing costs, net                        (345)           (601)           (828)           (929)
    Gain on extinguishment of debt                            260             625             260             625
    Gain resulting from reconciliation of
       payroll tax liabilities
       to taxing authorities                                  536              --             536              --
    Other, net                                                 --             (22)             --             (19)
                                                        ----------      ----------      ----------      ----------
TOTAL OTHER INCOME (EXPENSE)                                  451               2             (32)           (323)
                                                        ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
    AND DISCONTINUED OPERATIONS                               193          (1,507)           (725)         (3,424)

PROVISION FOR INCOME TAXES                                     --              --              --              --

                                                        ----------      ----------      ----------      ----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                  193          (1,507)           (725)         (3,424)
                                                        ----------      ----------      ----------      ----------

DISCONTINUED OPERATON:
    Loss from operations of discontinued operation             --            (923)             --          (1,359)
                                                        ----------      ----------      ----------      ----------
                                                               --            (923)             --          (1,359)
                                                        ----------      ----------      ----------      ----------

NET INCOME (LOSS)                                             193          (2,430)           (725)         (4,783)

PREFERRED STOCK DIVIDENDS                                      (5)             (5)            (10)            (10)
                                                        ----------      ----------      ----------      ----------
NET INCOME (LOSS) ATTRIBUTED TO COMMON
    STOCKHOLDERS                                        $     188       $  (2,435)      $    (735)      $  (4,793)
                                                        ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER SHARE - BASIC
    Continuing operations                               $    0.00       $   (0.01)      $   (0.00)      $   (0.01)
    Discontinued operations                                    --           (0.00)             --           (0.01)
                                                        ----------      ----------      ----------      ----------
                                                        $    0.00       $   (0.01)      $   (0.00)      $   (0.02)
                                                        ==========      ==========      ==========      ==========
WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUSTANDING - BASIC                             640,378         288,935         613,178         264,745
                                                        ==========      ==========      ==========      ==========

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                                                      4


                                DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                  (formerly Imaging Technologies Corporation)
                                     Consolidated Statements of Cash Flows
                                     (in thousands, except per share data)

                                                                           THREE MONTHS ENDED
                                                                       ----------------------------
                                                                          DECEMBER      DECEMBER
                                                                         31, 2004       31, 2003
                                                                       -------------   ------------
                                                                        (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                                    $  (725)      $(3,424)
   Adjustment to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                          117            97
       Stock issued for services                                               42           141
       Amortization of debt discounts                                         264           475
       Gain resulting from reconciliation of payroll tax liabilities
        to taxing authorities                                                (536)           --
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                     (861)         (202)
     Inventories                                                               44            --
     Prepaid expenses and other current assets                                (10)          (50)
     Other assets                                                              --            38
   Increase (decrease) in:
     Accounts payable and accrued expenses                                 (1,205)          966
     PEO liabilities                                                        1,978           424
                                                                          --------      --------
Net cash provided by (used in) operating activities from
   continuing operations                                                     (892)       (1,535)
Net cash used in operating activities from discontinued operations             --         1,078
                                                                          --------      --------
Net cash used in operating activities                                        (892)         (457)
                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment                                       (137)         (133)
                                                                          --------      --------
Net cash used in investing activities from continuing operations             (137)         (133)
Net cash used in investing activities from discontinued operations             --           (25)
                                                                          --------      --------
Net cash used in investing activities                                        (137)         (158)
                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft, net                                               --           (87)
   Line of credit, net                                                        206            --
   Net borrowings under bank notes payable                                     --           (25)
   Proceeds from sale of common stock                                          --           155
   Proceeds from convertible debentures                                        --           650
   Proceeds from notes payable                                                724            --
   Repayments of notes payable                                                (15)         (110)
   Repayments of capital lease obligations                                    (14)           (2)
                                                                          --------      --------
Net cash provided by (used in) financing activities from
  continuing operations                                                       901           581
Net cash used in financing activities from discontinued operations             --           (78)
                                                                          --------      --------
Net cash provided by (used in) investing activities                           901           503
                                                                          --------      --------

CASH OF DISCONTINUED OPERATION                                                 --            72

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                          (128)          (40)

CASH AND CASH EQUIVALENTS, Beginning of period                                228           180
                                                                          --------      --------

CASH AND CASH EQUIVALENTS, End of period                                  $   100       $   140
                                                                          ========      ========

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   (formerly Imaging Technologies Corporation)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                        (in thousands, except share data)
                                   (unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended December 31, 2004, the Company issued: (1) 8,622,900 shares of its common stock for services valued at $42; (2) 20,880,130 shares of its common stock for debt of $38; (3) 62,534,215 shares of its common stock for penalties of $94; and (4) 38,000,000 shares of its common stock for the conversion of convertible debentures in the amount of $175. In addition, on December 1, 2004, the Company completed its acquisition of 70% of Info Services, Inc. See Note for assets purchased and liabilities assumed.


During the six months ended December 31, 2003, the Company issued: (1) 6,470,000 shares of its common stock for services valued at $148; (2) 10,272,110 shares of its common stock for compensation valued at $140; (3) 20,260,000 shares of its common stock for debt of $405; and (4) 95,000,208 shares of its common stock for the conversion of convertible debentures in the amount of $994.

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

Comprehensive Income
--------------------

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. During the six months ended December 31, 2004 and 2003, the Company had no elements of comprehensive income.


NOTE 2.  GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2004, the Company had a net loss of $725. As of December 31, 2004, the Company had a negative working capital deficiency of $22,924 and had a stockholders' deficit of $21,272. In addition, the Company is in default on certain note payable obligations, is being sued by numerous trade creditors for nonpayment of amounts due and is late on its filings of payroll tax returns in certain of its PEO division. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted under SFAS No. 123 to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS No. 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows for the six months ended December 31,2004:


(In thousands, except share amounts)                    2004             2003
                                                     ----------       ----------
Net loss attributed to common stockholders
As reported                                          $  (1,271)       $  (4,793)
Compensation recognized under APB No. 25                    --               --
Compensation recognized under SFAS No. 123                  --               --
                                                     ----------       ----------
Pro forma                                            $  (1,271)       $  (4,793)
                                                     ==========       ==========

Basic earnings (loss) per share
As reported                                          $   (0.00)       $   (0.02)
                                                     ==========       ==========
Pro forma                                            $   (0.00)       $   (0.02)


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

The weighted average fair value of the options granted during fiscal years 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model. All options granted in fiscal years 2004 and 2003 vested immediately. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:


                                             2004           2003
                                             ----           ----

Fair Value of options granted                 N/A       $  0.015
Risk free interest rate                       N/A           3.5%
Expected life (years)                         N/A              3
Expected volatility                           N/A           421%
Expected dividends                            N/A           0%0-


No options have been issued during fiscal year 2005.

NOTE 4.  EARNINGS (LOSS) PER COMMON SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended December 31, 2004: warrants - 26,563,435 and stock options
- 39,150,000.

Below is a computation of earnings per share for the three months ended December 31, 2004. Basic and diluted loss per share are the same for the six months ended December 31, 2004 and the three and six months ended December 31, 2003:

                                                          THREE MONTHS ENDED
                                             ----------------------------------------------
                                                           DECEMBER 31, 2004
                                             ----------------------------------------------
                                                                                   PER
                                               INCOME           SHARES            SHARE
BASIC EARNINGS PER SHARE
Net income from continuing operations        $       193

Preferred stock dividends                             (5)
                                             ------------

                                                     188

Discontinued operations                                0
                                             ------------
Net income attributed to common
stockholders                                 $       188
                                             ============

Weighed shares outstanding                                         640,378

  Continuing operations                                                        $      0.00
  Discontinued operations                                                      $      0.00
                                                                               ------------
                                                                               $      0.00
                                                                               ============
DILUTED EARNINGS PER SHARE
Net income from continuing operations        $       193

Preferred stock dividends                             (5)

Interest on convertible debentures                    24
Amortization of discounts on convertible
debentures                                            41
                                             ------------
                                                     253
Discontinued operations                                0
                                             ------------
Net income attributed to common
stockholders                                 $       253
                                             ============

Weighed shares outstanding                                         640,378
Conversion of convertible debentures into common stock             762,987
                                                             --------------

                                                                 1,403,365
                                                             ==============
  Continuing operations                                                        $      0.00
  Discontinued operations                                                      $      0.00
                                                                               ------------
                                                                               $      0.00
                                                                               ============

                                       9

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall consolidated results of operations or consolidated financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151, entitled INVENTORY COSTS -- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled INVENTORY PRICING [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges WITHOUT REGARD to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, entitled ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS -- AN AMENDMENT OF FASB STATEMENTS NO. 66 AND
67. SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2. SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, entitled EXCHANGES OF NONMONETARY ASSETS -- AN AMENDMENT OF APB OPINION NO.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled SHARE-BASED PAYMENT. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will impact the consolidated financial statements as the Company in the future if it continues to issue equity instruments to employees.

NOTE 6.  FACTORING LINES OF CREDIT

The Company's temporary staffing division entered into a factoring agreement that expires in January 2007 and in renewable for successive periods of 12 months assuming certain conditions are met. The agreement provides for the Company to sell to the factor accounts receivables at a discount of approximately 2% for each 30 day period the balances remain unpaid.

In connection with the acquisition of Info Services, Inc. (See Note 13), the Company acquired a factoring line of credit in the amount of $1,000. As of December 31, 2004, the Company had $580 due under this agreement.


NOTE 7.  CONVERTIBLE NOTES PAYABLE

Listed below is a roll-forward schedule of the convertible debentures:



        (In Thousands)

        Balance at June 30, 2004                                       $    871

        Issuance of convertible debentures during the six months
            ended December 31, 2004                                           -
        Increase in debt discount and beneficial conversion feature           -
        Converted into common stock                                        (175)
        Amortization of value of warrants and preferential
          conversion feature                                                235
                                                                       ---------
        Balance at December 31, 2004                                   $    931
                                                                       =========

NOTE 8.  NOTES PAYABLE

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

NOTE 9. STOCKHOLDERS' DEFICIENCY

Stock Issuances
---------------

During the six months ended December 31, 2004, DRDF issued the following:

         o 8,622,900 shares of its common stock for legal, accounting and consulting services valued at $42. The value of the services was determined using the market value of DRDF's common stock on the date of issuance;

         o        20,880,130 shares of its common stock for debt of $38;

         o        62,534,215 shares of its common stock for penalties of $94;
                  and

         o 38,000,000 shares of its common stock for the conversion of convertible debentures in the amount of $175.

NOTE 10.  SEGMENT INFORMATION

The Company managed and internally reported the Company's business has four reportable segments, principally, (1) products and accessories, (2) software,
(3) temporary staffing, and (4) PEO services.

Segment information for the six months ended December 31, 2004 is as follows:

(IN THOUSANDS)
                                                            TEMPORARY       PEO
                                 PRODUCTS      SOFTWARE      STAFFING     SERVICES         TOTAL
                                 --------      --------      --------     --------         -----
6-months ended 12/31/04
-----------------------
    Revenues                     $   813       $    39       $ 7,654       $   850       $ 9,356
    Operating income (loss)         (437)          (45)         (116)          (95)         (693)

6-months ended 12/31/03
-----------------------
    Revenues                     $   455       $    36       $ 3,436       $ 2,070       $ 5,997
    Operating income (loss)         (536)       (2,080)         (122)         (363)       (3,101)


NOTE 11.  DISPOSITION OF GREENLAND CORPORATION

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

The operations of Greenland for the six month period ended December 31, 2003 are shown as discontinued operations.


NOTE 12.  RELATED PARTY TRANSACTIONS

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

PEO SERVICES AGREEMENT WITH WARNING PROVIDES FOR A FEE AT PREVAILING MARKET RATE
--------------------------------------------------------------------------------

In April 2004, the Company entered into an Agreement to provide PEO services for Warning. The Company receives from Warning a monthly administrative fee. The Company recorded revenue totaling approximately $36 during the six months ended December 31, 2004


NOTE 13.  ACQUISITION

On December 1, 2004, DRDF completed its acquisition of 70% of Info Services, Inc. ("Info"). Info is a minority business enterprise (MBE) information technology firm founded in October 1993 and headquartered in Madison Heights, Michigan. Info offers a variety of information technology services and products for automatic data collection/systems integration, wireless infrastructure, local and wide area network design and implementation, hardware/software staging, and inventory/material management. Info provides solutions to key verticals such as manufacturing, logistics, distribution, and SMB. DRDF purchased Info to broaden the services it offers. In order for Info to retain its MBE status, DRDF was only able to acquire a 70% ownership interest. The remaining 30% ownership interest was retained by Info's prior minority owner. The purchase price was $1 plus the assumption of liabilities. This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, "Business Combinations," and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess purchase has been allocated to customer list that is being amortized over 24 months. The allocation of the purchase price as shown below is preliminary, and may be adjusted upon the completion of future analyses.

The operating results of Info beginning December 1, 2004 are included in the accompanying consolidated statements of operations. During the period from December 1, 2004 to December 31, 2004, Info incurred a net loss. As a result, the Company has not reflected minority interest in the consolidated balance sheet nor the consolidated statement of operations as this would have resulted in a minority interest receivable and would have reduced the net loss reported by the Company.


IN THOUSANDS
Receivables                                            $        532
Inventory                                                        61
Other assets                                                     15
Property and equipment                                            4
Customer list                                                   722
Line of credit                                                 (583)
Accounts payable                                               (696)
Accrued expenses                                                (42)
Notes payable                                                   (13)
                                                       -------------
Purchase price                                         $          -
                                                       =============

The operating results of Info is included in the Company's consolidated results of operations from December 31, 2004. The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred on July 1, 2003. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisitions been made as of January 1, 2003, appropriately, or of any potential results which may occur in the future.


                                               Six Months Ended December 31,
                                                  2004               2003
                                                  ----               ----
Revenue                                    $         10,543   $          8,886
Gross profit                               $          1,530   $          1,953
Operating expenses                         $          2,432   $          5,049
Net loss attributed to
  common stockholders                      $           (944)  $         (4,778)
Basic and diluted loss per share           $          (0.00)  $          (0.02)

NOTE 14. GAIN RESULTING FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES

During the three months ended December 31, 2004, the Company recorded an adjustment to earnings of $536 resulting from a reconciliation with the Internal Revenue Service and certain State taxing authorities of the amounts due for delinquent payment of payroll tax liabilities.

NOTE 15.  SUBSEQUENT EVENT

In January 2005, the Company's Tustin, California office was destroyed by a fire. As the Company only leased the office, it did not suffer any financial loss. The records in this office were previously backed up and stored in other locations. The Company has been able to relocate the employees of the Tustin office to its office in San Diego and Buena Park. The Company has experienced minimal disruption to its operations as a result of this fire.

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

In January 2003, we completed the acquisition of a controlling interest (85%) in the shares of Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. QPI is a visual marketing support firm located in Buena Park, California. Its principal service is to provide photographic and digital images mounted for customer displays in tradeshow and other displays .Its principal product, PhotoMotion is a patented color medium of multi-image transparencies. The process uses existing originals to create the illusion of movement, and allows for six to five distinct images to be displayed with an existing lightbox.

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

On December 1, 2004, we completed our acquisition of 70% of Info Services, Inc. ("Info"). Info is a minority business enterprise (MBE) information technology firm founded in October 1993 and headquartered in Madison Heights, Michigan. Info offers a variety of information technology services and products for automatic data collection/systems integration, wireless infrastructure, local and wide area network design and implementation, hardware/software staging, and inventory/material management. Info provides solutions to key verticals such as manufacturing, logistics, distribution, and SMB.

Our current strategy is: to expand our financial services businesses, including PEO services and temporary staffing, and to continue to commercialize imaging technologies, including PhotoMotion Images and ColorBlind color management software through our QPI subsidiary.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our June 30, 2004 financial statements included in our Annual Report on Form 10KSB includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to our recent loss from operations, the decreases in our working capital and net worth. In addition, the Company is late in our filing of payroll tax returns for certain of our PEO divisions. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations. In addition, we will continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues.

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

RESULTS OF OPERATIONS (IN $000)

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
2003
----

REVENUES

Total revenues were $4,928 and $3,636 for the three months ended December 31, 2004 and 2003, respectively; an increase of $1,292 (36%). The increase was due primarily to the addition of temporary staffing services, which contributed $3,749 of revenues for the three months ended December 31, 2004 compared to $2,669 for the three months ended December 31, 2003.

PEO SERVICES

PEO revenues were $478 and $643 for the three months ended December 31, 2004 and 2003, respectively; a decrease of $165 (26%) due primarily to the decrease in our PEO customer base.

TEMPORARY STAFFING

In September 2003, we entered into an agreement to purchase a temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. In June 2004, we entered into an agreement to purchase certain assets of M&M Nursing, a temporary staffing agency for nurses. Temporary Staffing revenues were $3,749 and $2,669 for the three months ended December 31, 2004 and 2003, respectively; an increase of $1,080 (40%). The significant increase is due to the acquisition of Jackson Staffing and M&M Nursing.

PRODUCTS

Sales of products were generated principally from our QPI and Info Services subsidiaries. Products revenues were $688 and $324 for the three months ended December 31, 2004 and 2003, respectively; an increase of $364 (112%). The increase is principally due to the acquisition of Info Services in December 2004.

SOFTWARE

Software revenues were $13 and $0 for the three months ended December 31, 2004 and 2003, respectively; a decrease of $13. Revenues from licenses and royalties for the periods were insignificant.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using our technologies. These revenues continue to decline as we have elected to transfer our ColorBlind software to QPI, which has accelerated product development and begun to implement a more aggressive product sales program.

COST OF PRODUCTS SOLD

Cost of PEO services for the three months ended December 31, 2004 and 2003 $348 (73% of PEO revenues) and $626 (97% of PEO revenues), respectively. The increase in gross profit is due primarily to us being able to provide more profitable services to our PEO customers.

Costs of temporary staffing for the three months ended December 31, 2004 was $3,400 (91% of temporary staffing revenue) and $2,301 (86% of temporary staffing revenue), respectively.

Cost of products sold for the three months ended December 31, 2004 and 2003 were $442 (64% of product sales) and $45 (14% of product sales), respectively. The increase is due to the product sales from Info Services.

Cost of software, licenses and royalties for the three months ended December 31, 2004 and 2003 were $0 (0% of software, license and royalties revenue) and $0 (0% of software, license and royalties revenue), respectively.


OPERATING EXPENSES

Operating expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising, rent, depreciation and amortization, and other marketing related expenses, and fees for professional services.

Operating expenses for the three months ended December 31, 2004 and 2003 were $996 and $2,173, respectively; a decrease of $1,177 (54%). The significant decrease is due to a reduction of payroll and related benefits due to a significant reduction in our personnel. Also, as disclosed in "Significant Accounting Policies and Estimates", we rely on estimates for such liabilities related to, among other areas, worker's compensation and accrued payroll taxes. During the three months ended December 31, 2004, we changed our estimate of workers' compensation claims aggregating approximately $500 as circumstances became known which would indicate that the likelihood of this claim being successful is remote.

OTHER INCOME AND EXPENSE

Interest expense for the three months ended December 31, 2004 and 2003 was $345 and $601 respectively; a decrease of $256 (43%). The decrease is principally due to the write off of the unamortized debt discounts associated with the conversion of debentures into common stock for the three months ended December 31, 2003 (there were no conversion during the three months ended December 31, 2004) offset by an increase due to the amount of debt outstanding.

GAIN ON EXTINGUISHMENT OF DEBT

Gain on the extinguishment of debt was $260 and $625 for the three months ended December 31, 2004 and 2003, respectively. The amounts related to accounts payable, which had become stale and uncollectible under the Statute of Limitations in the State of California and upon obtaining a legal opinion with respect to the State of California Statute of Limitations.

GAIN FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES

During the three months ended December 31, 2004, we recorded as other income an adjustment of accrued PEO payroll taxes payable of $536 resulting from reconciliations of certain liabilities with the Internal Revenue Service and certain State taxing authorities of amounts due for delinquent payment of payroll tax liabilities.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
----------------------------------------------------------------------------
2003
----

REVENUES

Total revenues were $9,256 and $5,997 for the six months ended December 31, 2004 and 2003, respectively; an increase of $3,359 (56%). The principal reason for the increase is due to a full six months of revenue from our temporary staffing division for the six months ended December 31, 2004 as compared to only four months for the same period in 2003.

PEO SERVICES

PEO revenues were $850 and $2,070 for the six months ended December 31, 2004 and 2003, respectively; a decrease of $1,220 (56%) due primarily to the decrease in our PEO customer base.

TEMPORARY STAFFING

In September 2003, we entered into an agreement to purchase a temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. In June 2004, we entered into an agreement to purchase certain assets of M&M Nursing, a temporary staffing agency for nurses. Temporary Staffing revenues were $7,654 and $3,436 for the six months ended December 31, 2004 and 2003, respectively; an increase of $4,218 (123%). The significant increase is due to the acquisition of Jackson Staffing and M&M Nursing.

PRODUCTS

Sales of products were generated principally from our QPI and Info Services subsidiaries. Products revenues were $813 and $455 for the six months ended December 31, 2004 and 2003, respectively; a decrease of $358 (79%). The increase is principally due to the acquisition of Info Services in December 2004.

SOFTWARE

Software revenues were $39 and $36 for the six months ended December 31, 2004 and 2003, respectively; an increase of $3 (8%). Revenues from licenses and royalties for the periods were insignificant.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using our technologies. These revenues continue to decline as we have elected to transfer our ColorBlind software to QPI, which has accelerated product development and begun to implement a more aggressive product sales program.

COST OF PRODUCTS SOLD

Cost of PEO services for the six months ended December 31, 2004 and 2003 $628 (74% of PEO revenues) and $1,896 (91% of PEO revenues), respectively. The increase in gross profit is due primarily to us being able to provide more profitable services to our PEO customers.

Costs of temporary staffing for the six months ended December 31, 2004 was $6,948 (91% of temporary staffing revenue) and $2,994 (87% of temporary staffing revenue), respectively. The significant increase is due to the increase in temporary staffing revenue.

Cost of products sold for the six months ended December 31, 2004 and 2003 were $465 (57% of product sales) and $128 (28% of product sales), respectively. The increase is due to the product sales from Info Services.

Cost of software, licenses and royalties for the six months ended December 31, 2004 and 2003 were $3 (7% of software, license and royalties revenue) and $3 (8% of software, license and royalties revenue), respectively.

OPERATING EXPENSES

Operating expenses for the six months ended December 31, 2004 and 2003 were $2,005 and $4,077, respectively; a decrease of $2,072 (51%). The significant decrease is due to a reduction of payroll and related benefits due to a significant reduction in our personnel. Also, as disclosed in "Significant Accounting Policies and Estimates", we rely on estimates for such liabilities related to, among other areas, worker's compensation and accrued payroll taxes. During the six months ended December 31, 2004, we changed our estimate of workers' compensation claims aggregating approximately $700.

OTHER INCOME AND EXPENSE

Interest expense for the six months ended December 31, 2004 and 2003 was $828 and $929 respectively; a decrease of $101 (11%). The decrease is principally due to the write off of the unamortized debt discounts associated with the conversion of debentures into common stock for the six months ended December 31, 2003 (there were fewer conversions during the six months ended December 31, 2004) offset by an increase due to the amount of debt outstanding.

GAIN ON EXTINGUISHMENT OF DEBT

Gain on the extinguishment of debt was $260 and $625 for the six months ended December 31, 2004 and 2003, respectively. The amounts related to accounts payable, which had become stale and uncollectible under the Statute of Limitations in the State of California and upon obtaining a legal opinion with respect to the State of California Statute of Limitations.

GAIN FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES

During the three months ended December 31, 2004, we recorded as other income an adjustment of accrued PEO payroll taxes payable of $536 resulting from reconciliations of certain liabilities with the Internal Revenue Service and certain State taxing authorities of amounts due for delinquent payment of payroll tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through cash generated from operations, debt financing, and the sale of equity securities. Additionally, in order to facilitate our growth and future liquidity, we have made some strategic acquisitions.

As a result of some of our financing activities, there has been a significant increase in the number of issued and outstanding shares. During the six months ended December 31, 2004 and the year ended June 30, 2004, we issued an additional 130,037,245 and 371,126,679 shares, respectively. These shares of common stock were issued primarily for corporate expenses in lieu of cash, for acquisition of businesses, for the conversion of convertible debentures and other debt, and for the exercise of warrants.

As of December 31, 2004, we had negative working capital of $22,924, a decrease in working capital of $988 since June 30, 2004. This decrease was due primarily to a $1,442 increase in current un-remitted PEO payroll tax liabilities.

Net cash used in operating activities was $892 for the six months ended December 31, 2004 as compared to net cash used in activities of $1,535 for the prior-year period; a decrease of $643.

Cash provided by financing activities was $901 for the six months ended December 31, 2004, an increase of $320 from the prior-year period.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50 per share. The aggregate amount of such dividends in arrears at December 31, 2004, was approximately $473.

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


ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we are adding a new corporate general ledger system, have hired a new chief accounting officer and are working to improve the design and operations of our disclosure controls. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This current quarterly report was not filed on a timely basis as a result of additional research and confirmations required in establishing the basis for a reasonable reliance on the disclosures of certain large liabilities. Steps have been taken to ensure that this area will not be an issue in future reporting. Additional steps will also be taken to put into place additional controls to ensure the timely reporting of required information in the future.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock
------------

During the three months ended December 31, 2004, DRDF issued the following:

         o 6,672,900 shares of its common stock for legal, accounting and consulting services valued at $32. The value of the services was determined using the market value of DRDF's common stock on the date of issuance;

         o        10,771,454 shares of its common stock for debt of $17; and

         o        62,534,215 shares of its common stock for penalties of $94.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on certain bank loans that have an aggregate outstanding balance at December 31, 2004 of $3,220,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1     Rule 13a-14(a) Certification of CEO

31.2     Rule 13a-14(a) Certification of CFO

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CEO

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CFO







                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 28, 2005

DALRADA FINANCIAL CORPORATION
(Registrant)


By: /S/ Brian Bonar
_____________________________________
Brian Bonar
Chairman and Chief Executive Officer


By: /S/ Randall Jones
_____________________________________
Randall Jones
Chief Financial Officer