Form 10KSB/A
period 2004-06-30
DALRADA FINANCIAL CORP
filed 2005-05-16
CIK 725394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   Amendment I

         (Mark One)

         [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 2004.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ________

                         Commission file number 0-12641

                          DALRADA FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)


                 DELAWARE                          13-0021693
                 --------                          ----------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [ ]  No [X]

The issuer had revenues of $13,525,000for the fiscal year ended June 30, 2004.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2004 was approximately $4,943,550 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of June 30, 2004, 547,358,742 shares of the issuer's Common Stock were outstanding. As of April 30, 2005, 722,919,389 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES [ ] NO [X]

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

         DRDF provides financial services principally through its wholly-owned SourceOne Group, Inc. ("SOG") subsidiary, which includes several operating units, including ProSportsHR(TM), MedicalHR(TM), and, CallCenterHR(TM) . These units provide a broad range of financial services, including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, and (in the case of MedicalHR and CallCenterHR), temporary staffing services, to small and medium-sized businesses.

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

         In January 2003, we completed the acquisition of a controlling interest (approximately 85%) in the shares of Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets(R) under the symbol QPIX. QPI is a visual marketing support firm located in Buena Park, California. QPI's major source of revenues is in developing and mounting photographic and digital images for use in display advertising for tradeshows and customer building interiors. QPI also has a proprietary product PhotoMotion(TM), which is a patented color medium of multi-image transparencies. The process uses existing originals to create the illusion of movement, and allows for three to five distinct images to be displayed with an existing lightbox.

         On June 28, 2004, DRDF completed its acquisition of certain assets of M&M Nursing (M&M"). The purchase price was 5,000,000 shares of DRDF common stock valued at $31 plus the assumption of $204 of liabilities. M&M is a temporary staffing agency primarily for nurses.

         In prior years, we were principally involved in the development and distribution of imaging products. Our core technologies are related to the design and development of software products that improve the accuracy of color reproduction. Our ColorBlind(R) software provides color management to improve the accuracy of color reproduction - especially as it relates to matching color between different devices in a network, such as monitors and printers. These products are now supported and distributed by QPI. Additionally, we market our ColorBlind software products on the Internet through our color.com website.

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

BUSINESS STRATEGY
-----------------

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

         Our ColorBlind(R) color management software is a pre-packaged suite of applications, utilities, and tools that allow users to precisely create ICC profiles for each device in the color workflow including scanners, monitors, digital cameras, printers, and other specialized digital color input and output devices. Once profiled, ColorBlind balances these profiles to produce accurate, consistent, and reliable color rendering from input to output. ColorBlind software is sold as a stand-alone application or licensed to OEM's for resale to be bundled with peripheral devices.

         We operate an internet site, color.com, as a resource center to provide information on the highest quality correct color. This site allows consumers to purchase our products, including ColorBlind software; and serves as an information resource for color imaging, including white papers on color imaging and management, links to color consultants and experts, and products.

QPI - PHOTOMOTION

         QPI's Photomotion Images(TM) are based upon patented technology. The resulting product is a unique color medium that uses existing original images to create the illusion of movement or multiple static displays that allow three to five distinct images to be displayed in an existing light box. The images appear to change, or "morph," as a viewer passes the display. This ability to put multiple images in a single space, without the need for mechanical devices, allows for the creation of an active and entertaining display. The product is currently marketed in the U.S., Europe, Asia and Latin America.

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

RISKS AND UNCERTAINTIES
-----------------------

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

RISKS RELATING TO OUR BUSINESS:
-------------------------------

IF WE ARE UNABLE TO SECURE FUTURE CAPITAL, WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS.

         Our business has not been profitable in the past and it may not be profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. See "If our quarterly performance continues to fluctuate...." The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

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

         The markets for our products are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in product selling prices due to competitive pressures over the life of a product are common. Our future success will depend on our ability to continue to develop new versions of our ColorBlind(R) software, and to acquire competitive products from other manufacturers. We monitor new technology developments and coordinate with suppliers, distributors and dealers to enhance our products and to lower costs. If we are unable to develop and acquire new, competitive products in a timely manner, our financial condition and results of operations will be adversely affected.

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

RISKS RELATING TO OUR STOCK:
----------------------------

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

DRDF's shares of Common Stock are "penny stocks" as defined in the Exchange Act, which are quoted in the over-the-counter market on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock being registered hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

         o The bid and offer price quotes for the penny stock, and the number of shares to which the quoted prices apply.
         o    The brokerage firm's compensation for the trade.
         o The compensation received by the brokerages firm's salesperson for the trade.

In addition, the brokerage firm must send the investor:

         o Monthly account statement that gives an estimate of the value of each penny stock in your account.
         o A written statement of your financial situation and investment goals.

Legal remedies, which may be available to you, are as follows:

         o If penny stocks are sold to you in violation of your rights listed above, or other federal or state securities laws, you may be able to cancel your purchase and get your money back.
         o    If the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.
         o    If you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

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


                                                          High        Low
                                                          ----        ---
                        Year ended June 30, 2003
                             First quarter              $  0.05     $  0.01
                             Second quarter                0.04        0.01
                             Third quarter                 0.02        0.01
                             Fourth quarter                0.02        0.01
                        Year ended June 30, 2004
                             First quarter              $  0.04     $  0.01
                             Second quarter                0.04        0.02
                             Third quarter                 0.02        0.01
                             Fourth Quarter                0.01        0.01

         (b) As of June 30, 2004, there were approximately 447 registered shareholders of DRDF's Common Stock.

         (c) To date, the Company has not declared or paid dividends on its Common Stock.

         (d) Securities authorized for issuance under equity compensation plans. None

Transfer Agent and Registrar
----------------------------

DRDF's transfer agent is Atlas Stock Transfer, 5899 South State Street, Salt Lake City, Utah 54107, (801)266-7151.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

DRDF made the following sales of stock without registration using the exceptions available under the Securities Act of 1933, as amended, including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

Fiscal Year 2003
----------------

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

FISCAL YEAR 2004
----------------

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

In January 2003, we completed the acquisition of a controlling interest (85%) in the shares of Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets(R) under the symbol QPIX. QPI is a visual marketing support firm located in Buena Park, California. Its principal service is to provide photographic and digital images mounted for customer displays in tradeshow and other displays .Its principal product, PhotoMotion(TM) is a patented color medium of multi-image transparencies. The process uses existing originals to create the illusion of movement, and allows for three to five distinct images to be displayed with an existing lightbox.

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

OTHER INCOME AND EXPENSE

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

ITEM 8A. CONTROLS AND PROCEDURES.

         (a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period ended June 30, 2004, covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

           (b) Changes in Internal Controls over Financial Reporting. During the last fiscal quarter (fourth quarter) of the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company, their ages and positions with the Company as of June 30, 2004 are as follows:


        Name                 Age    Since   Director Title

        Brian Bonar          57     1995    Director and Chief Executive Officer
        Richard H. Green     68     2000    Director
        Robert A. Dietrich   59     2000    Director
        Eric W. Gaer         56     2000    Director
        Stephen J. Fryer     66     2000    Director

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

EXECUTIVE OFFICERS

         The executive officers of the Company as of June 30, 2004, are as follows:


        NAME                       AGE        POSITION
        ----                       ---        --------

        Brian Bonar                57         Chairman of the Board of Directors
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

BUSINESS ETHICS CONFLICTS OF INTERESTS POLICY

         The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees, which is attached as exhibit 33.1 to this report.

ITEM 10. Executive Compensation

                                                                                   LONG TERM
                                                     ANNUAL COMPENSATION      COMPENSATION AWARDS
                                                  -------------------------   -------------------
                                                                                   OPTIONS/
NAME AND PRINCIPAL POSITION          FISCAL YEAR    SALARY         OTHER            SARS (#)
---------------------------          -----------  ----------    -----------   -------------------
Brian Bonar                          2004         $ 157,500     $150,000                       0
Chairman, Board of Directors,        2003         $ 275,000     $ 76,814(4)           15,000,000
President and C.E.O.                 2002         $ 230,000                            1,750,000

James R. Downey, Jr.(3)              2004         $ 100,000     $ 20,000                       -
Chief Operating Officer and Chief    2003         $  79,000                            9,500,000
Accounting Officer

(1) Mr. McKee resigned effective August 3, 2001
(2) Mr. Englund resigned effective August 23, 2002.
(3) Mr. Downey joined the Company effective January 6, 2003 and resigned effective January 31, 2004.

   The following table provides information on Options/SARs granted in the 2004 Fiscal Year to the Named Officers.

                                                                                           --------------------
                                                                                           Potential Realizable
                                                                                              Value at Assumed
                                              Percent of                                      Annual Rates of
                            Number of           Total                                          Stock Price
                            Securities       Options/SARs                                    Appreciation for
                            Underlying        Granted to      Exercise or                    Option Term (4)
                           Options/SARs      Employees in     Base Price     Expiration    --------------------
Name                       Granted (#)       Fiscal Year       ($/share)        Date         5% ($)     10% ($)
------------------------   -----------       ------------     -----------    ----------    ---------    -------
Brian Bonar                 7,000,000            23.7%          $0.015         12/1/05       5,250       10,500
James R. Downey, Jr. (1)            0

(1) Mr. Downey resigned effective January 30, 2004

N/A

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


                              SHARES                      NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                            ACQUIRED ON       VALUE       UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SAR
NAME                        EXERCISE (#)    REALIZED ($)  OPTIONS/SAR'S AT FY-END (#)  AT FISCAL YEAR END ($) (2)
------------------------    ------------    ------------  ---------------------------  --------------------------
                                                          EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                                                          -----------  --------------  -----------  -------------
Brian Bonar                      --                        8,000,000        --             $0            --
James R. Downey, Jr. (1)         --             --         9,500,000        --             $0            --

(1) Mr. Downey resigned effective January 30, 2004

N/A

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


        NAME                                 NO. SHARES     PERCENT OF CLASS (1)
        ----                                 ----------     --------------------

        Brian Bonar (2)                      19,007,500                     3.5%
        Robert A. Dietrich (3)               11,637,500                     2.1%
        Stephen J. Fryer (4)                  7,453,250                     1.4%
        Eric W. Gaer (5)                      9,936,000                     1.8%
        Richard Green (5)                     9,969,500                     1.8%
        All current directors and
        executive officers
        (group of 5)                         58,003,750                    10.6%

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

     10(aj)   Assignment of Patent between John Capezzuto and Quik Pix, Inc.
              dated January 14, 2003.                                           *

     10(ak)   Promissory Note between the Company and John Capezzuto dated June
              1, 2003 (signed June 9, 2003).                                    *

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

     10(op)   Agreement to Acquire Shares between the Company and The
              Christensen Group, et al, dated April 1, 2003.                    *


     31.1     Certification of the Chief Executive Officer pursuant to Rule
              13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

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


(b) Reports on Form 8-K

DATE                    SUBJECT
10/14/2003              Late filing of Form 10-KSB for fiscal year 2003, ended
                        June 30, 2003
01/13/2004              Resignation of Thomas Brown as Senior Vice President and
                        Chief Financial Officer
03/04/2004              Disposition of Greenland Financial Corporation


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Pohl, McNabola Berg & Company, LLP

                                         For the Year Ended June 30,
                                         ---------------------------
                                           2004               2003
                                         ------------  -------------
Audit Fees                               $65,000            $73,000
Audit-Related Fees                       $22,085            $    --
Tax Fees                                 $    --            $    --
All Other Fees                           $ 7,848            $    --
Total Fees                               $94,933            $73,000

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

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES
------------------------------------------------------

The Audit committee is in the process of establishing a pre-approval policy and procedure.

PERCENTAGE OF HOURS EXPENDED
----------------------------

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

                                DALRADA FINANCIAL CORPORATION

                                By: /s/ BRIAN BONAR
                                    --------------------------------------------
                                    Brian Bonar, Chief Executive Officer

                                Dated:   May 13, 2005

                                By: /s/ BRIAN BONAR
                                    --------------------------------------------
                                    Brian Bonar, Acting Chief Accounting Officer

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



SIGNATURE                     TITLE                                 DATE
---------                     -----                                 ----

/s/ Brian Bonar               Chairman of the Board of Directors,   May 13, 2005
----------------------        Chief Executive Officer, and
Brian Bonar                   Acting Chief Financial Officer
                              (PRINCIPAL EXECUTIVE OFFICER)

/s/ Robert A. Dietrich        Director                              May 13, 2005
----------------------
Robert A. Dietrich

/s/ Eric W. Gaer              Director                              May 13, 2005
----------------------
Eric W. Gaer

/s/ Stephen J. Fryer          Director                              May 13, 2005
----------------------
Stephen J. Fryer

/s/ Richard H. Green          Director                              May 13, 2005
----------------------
Richard H. Green

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


                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     Report on Audited Consolidated Financial Statements                     F-1

CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of June 30, 2004                          F-2
     Consolidated Statements of Operations for the years
         ended June 30, 2004 and 2003                                        F-4
     Consolidated Statements of Stockholders' Deficit for
         the years ended June 30, 2004 and 2003                              F-6
     Consolidated Statements of Cash Flows for the years
         ended June 30, 2004 and 2003                                        F-7
     Notes to Consolidated Financial Statements                              F-9

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

/s/ POHL, McNABOLA, BERG & COMPANY, LLP
POHL, McNABOLA, BERG & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS

San Francisco, California
October 1, 2004

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                    (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004


                                                                 (in thousands)
                                                                     2004
                                                                    -------
                                     ASSETS
Current assets
     Cash                                                           $  228
     Accounts receivable (net of reserve for bad debt of $66)          582
     Inventories, net                                                   --
     Prepaid expenses and other current assets                         444
                                                                    -------

            Total Current Assets                                     1,254

Property and equipment, net of accumulated depreciation
     of $1,994 and $2,607, respectively                                160
Goodwill, net                                                           --
Patent, net of accumulated amortization of $180                      1,438
Investment - PEO contracts                                              --
Workers' compensation deposit and other assets                          --
                                                                    -------

                                                                     1,598
                                                                    -------

                  Total Assets                                      $2,852
                                                                    =======


                                   (continued)


   The accompanying notes are an integral part of these financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                    (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                               AS OF JUNE 30, 2004

                                                                  (in thousands)
                                                                       2004
                                                                    ----------
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities

     Borrowings under bank notes payable                            $   3,220
     Cash overdraft                                                        --
     Short-term notes payable, including amounts due to
        related parties of $1,525                                       1,847
     Convertible debentures, net of discounts of $55
        and $473, respectively                                            759
     Shareholder advances                                                  --
     Accounts payable                                                   1,350
     PEO payroll taxes and other payroll deductions                     5,151
     PEO accrued worksite employee
     Capital lease - current                                               10
     Other accrued expenses                                            10,853
                                                                    ----------

            Total Current Liabilities                                  23,190
                                                                    ----------

Long Term Liabilities
     Capital lease - long term portion                                     63
     Convertible debentures - long term portion                           112
     Long-term notes payable, including amounts due to
        related parties                                                   412
                                                                    ----------

           Total Long Term Liabilities                                    587
                                                                    ----------

              Total Liabilities                                        23,777
                                                                    ----------

Preferred stock minority interest in subsidiary                            --
                                                                    ----------

Shareholders' Deficit
     Series A convertible, redeemable preferred stock,
        $1 par value, 7,500 shares authorized,
        4205 shares issued and outstanding                                420
     Common stock, $0.005 par value, 1,000,000,000 shares
        authorized; 552,358,742 shares issued and outstanding           2,762
     Common stock warrants                                                475
     Paid-in capital                                                   83,095
     Accumulated deficit                                             (107,677)
                                                                    ----------

              Total Shareholders' Deficit                             (20,925)
                                                                    ----------


                 Total Liabilities and Shareholders' Deficit        $   2,852
                                                                    ==========

   The accompanying notes are an integral part of these financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                    (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                               (in thousands)
                                                             2004        2003
                                                           ---------   ---------
Revenues
     Sales of products                                     $    764    $    924
     Software sales, licenses and royalties                      36         367
     Temporary staffing services                             10,119          --
     PEO services                                             2,607       2,499
                                                           ---------   ---------
        Total Revenues                                       13,526       3,790
                                                           ---------   ---------

Cost of Sales
     Cost of products sold                                     (196)       (396)
     Cost of software sales, licenses and royalties              (3)        (90)
     Cost of temporary staffing                              (9,209)         --
     Cost of PEO services                                      (894)     (1,639)
     Freight                                                     --          --
                                                           ---------   ---------
        Total Cost of Sales                                 (10,302)     (2,125)
                                                           ---------   ---------

           Gross Profit                                       3,224       1,665
                                                           ---------   ---------

Operating Expenses
     Selling, general and administrative                      4,196       5,623
                                                           ---------   ---------
        Total Operating Expenses                              4,196       5,623
                                                           ---------   ---------

           Income (loss) from operations                       (972)     (3,958)
                                                           ---------   ---------


                                   (continued)


   The accompanying notes are an integral part of these financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                    (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                      (in thousands)
                                                                    2004         2003
                                                                  ----------   ----------
Other Income/(Expense):
     Other                                                               19           (2)
     Interest income                                                     --           --
     Gain/(Loss) on sale of assets                                     (341)          27
     Gain on settlement of debt                                       1,145        2,343
     Gain on sale of securities                                          --           --
     Other expenses                                                     (11)         (12)
     Interest expense                                                (1,930)        (971)
     Bad debt                                                           (10)        (285)
     Penalties and interest                                            (795)      (2,023)
     Income tax levy                                                     --         (105)
                                                                  ----------   ----------
        Total Other Income/(Expense)                                 (1,923)      (1,028)
                                                                  ----------   ----------

           Loss before income taxes and discontinued operations      (2,895)      (4,986)

Income tax expense                                                       --           --
                                                                  ----------   ----------

Net loss from continuing operations                                  (2,895)      (4,986)
                                                                  ----------   ----------

Discontinued Operation:
     Loss from operations of discontinued operation                  (2,052)      (1,869)
     Gain on disposition of discontinued operation                    5,049           --
                                                                  ----------   ----------

Net income (loss)                                                       102       (6,855)

Preferred stock dividends                                               (21)         (21)
                                                                  ----------   ----------

Net income (loss) attributed to common stockholders               $      81       (6,876)
                                                                  ==========   ==========

Earnings (loss) per common share
     Continuing operations                                        $   (0.01)   $   (0.05)
     Discontinued operations                                           0.01        (0.02)
                                                                  ==========   ==========
                                                                  $    0.00    $   (0.07)
                                                                  ==========   ==========


Weighted average common shares, basic and diluted                   331,004       97,153
                                                                  ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                                      F-5

                         DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                            (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                           FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



                                                 SERIES A PREFERRED STOCK          COMMON STOCK
                                                   SHARES        AMOUNT        SHARES        AMOUNT
                                                ------------  ------------  ------------  ------------
                                                               (thousands)                 (thousands)


BALANCE, JUNE 30, 2002                                4,205   $       420    21,929,365   $       110

Issuance of common stock for:
      Cash - exercise of options and warrants            --            --       750,000             4
      Business acquisition                               --            --    12,500,000            62
      Compensation                                       --            --     4,190,000            21
      Services                                           --            --    92,733,499           464
      Conversion of liabilities                          --            --    46,549,199           233
      Exercise of warrants for services                  --            --     2,580,000            12
Beneficial conversion on notes                           --            --            --            --
Value of warrants issued for services                    --            --            --            --
Net loss                                                 --            --            --            --

                                                ------------  ------------  ------------  ------------
BALANCE, JUNE 30, 2003                                4,205           420   181,232,063           906

Issuance of common stock for:
      Cash - exercise of options                         --            --    29,500,000           148
      Business acquisition                               --            --     6,329,478            31
      Compensation                                       --            --    10,272,110            51
      Services                                           --            --     7,745,000            39
      Conversion of liabilities                          --            --   317,280,091         1,587
Beneficial conversion on notes                           --            --            --            --
Value of warrants issued with notes                      --            --            --            --
Value of repriced options/warrants                       --            --            --            --

Net income                                               --            --            --            --

                                                ------------  ------------  ------------  ------------
BALANCE, JUNE 30, 2004                                4,205   $       420   552,358,742         2,762
                                                ============  ============  ============  ============

                                                                                           (CONTINUED)




                                                  COMMON       ADDITIONAL
                                                   STOCK       PAID-IN       ACCUMULATED
                                                  WARRANTS      CAPITAL        DEFICIT        TOTAL
                                                ------------  ------------  ------------   ------------
                                                 (thousands)   (thousands)   (thousands)    (thousands)


BALANCE, JUNE 30, 2002                          $       475   $    79,492   $  (100,924)   $   (20,427)

Issuance of common stock for:
      Cash - exercise of options and warrants            --            29            --             33
      Business acquisition                               --            63            --            125
      Compensation                                       --            21            --             42
      Services                                           --           783            --          1,247
      Conversion of liabilities                          --            46            --            279
      Exercise of warrants for services                  --           121            --            133
Beneficial conversion on notes                           --           273            --            273
Value of warrants issued for services                    --            70            --             70
Net loss                                                 --            --        (6,855)        (6,855)

                                                ------------  ------------  ------------   ------------
BALANCE, JUNE 30, 2003                                  475        80,898      (107,779)       (25,080)

Issuance of common stock for:
      Cash - exercise of options                         --            29            --            177
      Business acquisition                               --            30            --             61
      Compensation                                       --            89            --            140
      Services                                           --           123            --            162
      Conversion of liabilities                          --         1,014            --          2,601
Beneficial conversion on notes                           --           557            --            557
Value of warrants issued with notes                      --           214            --            214
Value of repriced options/warrants                       --           141            --            141

Net income                                               --            --           102            102

                                                ------------  ------------  ------------   ------------
BALANCE, JUNE 30, 2004                          $       475   $    83,095   $  (107,677)   $   (20,925)
                                                ============  ============  ============   ============


           The accompanying notes are an integral part of these financial statements.


                                              F-6

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                    (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                     (in thousands)
                                                                    2004       2003
                                                                   --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:

     Net loss from continuing operations                           $(2,895)   $(4,986)
     Net income (loss) from discontinued operations                  2,997     (1,869)
     Adjustment to reconcile net loss to net cash
        used in operating activities
           Depreciation and amortization                               164        142
           Write-down of fixed assets                                   --         54
           Stock issued for services                                   302      1,318
           Amortization of debt discounts                            1,011        857
           Value of services for exercise of warrants                   --        133
           Value of warrants issued for services                        --         41
           Value of repriced options/warrants                          141         --
           Gain on extinguishment of debt                           (1,145)    (2,343)
           Other                                                        --        (37)
     Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                                           (180)     1,149
        Inventories                                                     15        136
        Prepaid expenses and other current assets                     (424)        (6)
        Other assets                                                    21        (25)
     Increase (decrease) in:
        Accounts payable and accrued expenses                          585        593
        PEO liabilities                                                787      3,030
                                                                   --------   --------
Net cash used in operating activities from continuing operations     1,379     (1,803)
Net cash provided by (used in) operations of discontinued
   operations                                                       (1,868)     2,915
                                                                   --------   --------
Net cash used in operating activities                                 (489)     1,112
                                                                   --------   --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Cash paid for acquisition                                          --        (45)
     Cash acquired with acquisition                                    104         --
     Purchase of furniture and equipment                               (93)        --
                                                                   --------   --------
Net cash used in investing activities from continuing operations        11        (45)
Net cash used in investing activities of discontinued operations        --         --
                                                                   --------   --------
Net cash provided by (used in) investing activities                     11        (45)
                                                                   --------   --------

CASH FLOW FROM FINANCING ACTIVITIES:
     Change in cash overdraft, net                                     (87)        87
     Net borrowings under bank notes payable                           (25)        --
     Proceeds from sale of common stock                                177         58
     Proceeds from convertible debentures                              800        100
     Repayments of notes payable                                       (72)      (125)
     Repayments of capital lease obligations                          (267)        --
                                                                   --------   --------
Net cash provided by financing activities from continuing
   operations                                                          526        120
Net cash used in financing activities of discontinued operations        --         (7)
                                                                   --------   --------
Net cash provided by financing activities                              526        113
                                                                   --------   --------

CASH OF DISCONTINUED OPERATION                                          --     (1,043)

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                   48        137

CASH AND CASH EQUIVALENTS, Beginning of period                         180         43
                                                                   --------   --------


CASH AND CASH EQUIVALENTS, End of period                           $   228    $   180
                                                                   ========   ========


                                   (continued)


   The accompanying notes are an integral part of these financial statements.




                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                    (F/K/A IMAGING TECHNOLOGIES CORPORATION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest Paid                                                 $    --    $    --
                                                                   ========   ========
     Income taxes paid                                             $    --    $    --
                                                                   ========   ========


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Conversion of convertible debentures into common stock        $ 2,026    $   164
                                                                   ========   ========
     Conversion of accounts payable and accrued liabilities
        into common stock                                          $   575    $   115
                                                                   ========   ========
     Net assets acquired in business combinations:

        Cash                                                       $   104    $    --
        Receivables                                                    261        268
        Other current assets                                            --         34
        Property and equipment                                          25        101
        Goodwill and other intangible assets                            --      4,736
        Accounts payable and accrued liabilities                      (102)    (4,186)
        Notes payable and capital lease                               (227)      (846)


   The accompanying notes are an integral part of these financial statements.


                                      F-8

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

                              BASIS OF PRESENTATION
                              ---------------------

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


                               NATURE OF BUSINESS
                               ------------------

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


                                USE OF ESTIMATES
                                ----------------

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


                               REVENUE RECOGNITION
                               -------------------

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


                            CASH AND CASH EQUIVALENTS
                            -------------------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.


                          CONCENTRATION OF CREDIT RISK
                          ----------------------------

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


Allowance Method Used to Record Bad Debts
-----------------------------------------

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


                         GOODWILL AND INTANGIBLE ASSETS
                         ------------------------------

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

Patent Costs
------------

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

Below is a computation of earning (loss) per share:

                                                                          YEAR ENDED JUNE 30,
                                               -------------------------------------------------------------------------
                                                              2004                                 2003
                                               -----------------------------------   -----------------------------------
                                                INCOME/                     PER      INCOME/                      PER
                                                (LOSS)        SHARES       SHARE      (LOSS)       SHARES        SHARE
                                               --------   -------------  ---------   --------   ------------   ---------
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations   $(2,895)             --         --    $(4,986)            --          --
Preferred stock dividends                          (21)             --         --        (21)            --          --
                                               --------                               -------
                                                (2,916)             --         --     (5,007)            --          --
Discontinued operations                          2,997              --         --     (1,869)            --          --
                                               --------                              --------
Net income (loss) attributed to common
  stockholders                                 $    81              --         --    $(6,876)            --          --
                                               ========                              ========
Weighed shares outstanding                          --     331,004,306         --         --     97,153,849          --
Continuing operations                               --              --   $  (0.01)        --             --    $  (0.05)
Discontinued operations                             --              --   $   0.01         --             --    $  (0.02)
                                                                         ---------                             ---------
                                                    --              --   $   0.00         --             --    $  (0.07)
                                                                         =========                             =========

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


Stock Based Compensation
------------------------

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended June 30, 2004 and 2003:

                                                           2004           2003
                                                          --------      --------
Net income (loss) attributed to common stockholders:
  As reported                                             $    81       $(6,876)
  Compensation recognized under APB 25                         --            --
  Compensation recognized under SFAS 123                     (825)         (425)
                                                          --------      --------
                Pro forma                                 $  (744)      $(7,301)
                                                          ========      ========

Basic loss per common share
  As reported                                             $  0.00       $ (0.07)
  Pro forma                                               $ (0.00)      $ (0.08)

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

The weighted average fair value of the options granted during fiscal years 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                       2004         2003
                                     ---------    --------

Fair Value of options granted        $  0.025     $ 0.015
Risk free interest rate                  3.5%        3.5%
Expected life (years)                       3           3
Expected volatility                      426%        421%
Expected dividends                          -           -


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


Recent Accounting Pronouncements
--------------------------------

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

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2004 consisted of the following:

                  Computer and other equipment                          $ 1,932
                  Office furniture and fixtures                             151
                  Leasehold improvements                                     71
                                                                        --------
                                                                          2,154
                  Less accumulated depreciation and amortization         (1,994)
                                                                        --------

                                                                        $   160
                                                                        ========

Depreciation expense for the years ended June 30, 2004 and 2003 was $44 and $82, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Transactions with a Director of the Company
-------------------------------------------

A director of the Company is a majority shareholder in a consulting firm that provides management and public relations services to the Company. The Company accrued consulting fees and expenses to this consulting firm in the amount of approximately $120 and $120 for the years ended June 30, 2004 and 2003, respectively.


Transactions with Officers and Key Executives
---------------------------------------------

During the years ended June 30, 2004 and 2003, common stock with an aggregate fair market value of $8 and $60, respectively, was awarded to key executives as compensation and advances.

During the year ended June 30, 2004, the Company issued 7,272,110 shares of common stock to the Company's CEO as payment for accrued expenses and a note payable in the aggregate amount of $109.


Transactions with a Related Party
---------------------------------

In April 2004, the Company had a PEO services client whose Chairman of the Board is the Company's current CEO and Chairman. The Company received fees of $7 during 2004. The transaction is at fair value.


NOTE 4 - ACQUISITIONS AND DISPOSITIONS

Jackson Staffing, Inc.
----------------------

On September 1, 2003, DRDF completed its acquisition of 100% of the issued and outstanding shares of common stock of Jackson Staffing, Inc. ("Jackson"). The purchase price was 1,329,478 shares of DRDF common stock valued at $30. Established in 2003, Jackson is a temporary staffing agency.

The operating results of Jackson beginning September 1, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $30 and is summarized as follows in accordance with SFAS No. 141 and 142:


            Cash                                                          $ 104
            Receivables                                                      28
            Property and equipment                                           23
            Accounts payable                                                (19)
            Accrued expenses                                                (83)
            Notes payable                                                   (23)
                                                                          ------
            Purchase price                                                $  30
                                                                          ======

M&M Nursing
-----------

On June 28, 2004, DRDF completed its acquisition of certain assets of M&M Nursing (M&M"). The purchase price was 5,000,000 shares of DRDF common stock valued at $31 plus the assumption of $204 of liabilities. M&M is a temporary staffing agency primarily for nurses.

The operating results of M&M beginning July 1, 2004 will included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $235 and is summarized as follows in accordance with SFAS No. 141 and 142:


            Receivables                                             $       233
            Property and equipment                                            2
                                                                    ------------
            Purchase price                                          $       235
                                                                    ============

The pro forma financial information that the consolidated operations of the Company as if the Jackson and M&M acquisitions had occurred as of the beginning of the periods presented is not presented since the operations of Jackson and M&M prior to the acquisition by DRDF as immaterial.


         GREENLAND CORPORATION
         ---------------------
         Acquisition

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

Greenland's ExpertHR subsidiary provides professional employer services (PEO) to niche markets. Greenland's Check Central subsidiary is an information technology company that has developed the Check Central Solutions' transaction processing system software and related MAXcash(TM) Automated Banking Machine(TM) (ABM(TM) kiosk designed to provide self-service check cashing and ATM-banking functionality. Greenland's common stock trades on the OTC Bulletin Board under the symbol GRLC.

Pursuant to the terms of the Agreement, the actual purchase price was $0, based on the stated purchase price of $2,225 per the agreement less promissory note payable to $2,225 to Greenland, which was eliminated in the consolidation.

The operating results of Greenland beginning January 14, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $0 and is summarized and allocated as follows in accordance with SFAS No. 141 and 142:


            Other current assets                                        $     4
            Property and equipment                                           90
            Other non-current assets                                         18
            Accounts payable and accrued
                expenses, and other current liabilities                  (3,202)
            Other long-term liabilities                                     (28)
            Goodwill                                                      3,118
                                                                        --------
            Purchase price                                              $    --
                                                                        ========

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


ExpertHR of Oklahoma
--------------------

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

The following is a summary of the net assets sold at February 29, 2004:

                                                               February 29, 2004
                                                               -----------------
            Assets:
                  Cash                                         $             --
                  Accounts receivable                                       406
                  Other current assets                                      135
                  Property and equipment, net                                77
                  Other assets                                            3,830
                                                               -----------------
            Total assets                                       $          4,448

            Liabilities:
                  Accounts payable                             $          1,237
                  Notes payable                                             830
                  PEO payroll taxes and payroll deduction                 3,993
                  Accrued liabilities                                     1,265
                  Other non-current liabilities                             798
                                                               -----------------
            Total liabilities                                  $          8,123
                                                               -----------------

            Net liabilities of discontinued operations         $          3,675
                                                               =================


Quik Pix, Inc.
--------------

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

The operating results of QPI beginning January 14, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $170 and is summarized as follows in accordance with SFAS No. 141 and 142:


            Other current assets                                        $   280
            Property and equipment                                           11
            Other non-current assets                                         18
            Accounts payable and accrued
                  expenses, and other current liabilities                  (865)
            Other long-term liabilities                                    (892)
            Patent                                                        1,618
                                                                        --------
            Purchase price                                              $   170
                                                                        ========

The excess purchase price of $1,618 was allocated to QPI's patent. QPI has a patent related to PhotoMotion images, which expires in July 2020. This intangible asset is being amortized over the remaining life of the patent.


Dream Canvas Technology, Inc.
-----------------------------

The Company completed the acquisition of Dream Canvas Technology, Inc. (DCT) in October 2002 and paid the sum of $40 with the issuance of 100,000 shares of its common stock. In December 2002 the Company sold DCT to Baseline Worldwide Limited for $75 in cash.


NOTE 5 - OTHER ACCRUED EXPENSES

Other accrued expenses at June 30, 2004 consisted of the following as of:


            Interest                                                    $ 3,220
            Payroll and sales tax payable                                   591
            IRS levy penalties and interest                                 387
            Accrued judgments                                             3,674
            Other taxes                                                     948
            Accrued salaries and related liabilities                        923
            Other                                                         1,130
                                                                        --------
                                                                        $10,873
                                                                        ========

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

The following is a summary of the borrowings under bank notes payable at June 30, 2004:

                        Imperial                                         $1,490
                        Export-Import Bank                                1,730
                                                                         -------
                            Total                                        $3,220
                                                                         =======


         NOTES PAYABLE, INCLUDING AMOUNTS DUE TO RELATED PARTIES

The following summarizes notes payable at June 30, 2004:

            Payable to investor, 8%                                     $    76
            Payable in connection with QPI acquisition                      376
            Payable to individual, 10%                                       14
            Payable to related party                                        293
            Payable to a former director, 16%                             1,500
                                                                        --------
                                                                          2,259
            Less current portion                                         (1,847)
                                                                        --------
            Long-term portion                                           $   412
                                                                        ========

Notes payable mature as follows:

                        During the years ended June 30,
                         2005                                           $ 1,847
                         2006                                               412
                         2007                                                --
                                                                        --------
                                                                        $ 2,259
                                                                        ========

Convertible Debentures
----------------------

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

Below is a roll-forward schedule of the convertible debentures:

        Balance at June 30, 2002                                        $   803
        Issuance of convertible debentures during the year                  640
        Converted into common stock                                        (164)
        Value of preferential conversion feature                           (274)
        Amortization of value of warrants                                   477
        Amortization of value of preferential conversion feature            375
                                                                        --------
        Balance at June 30, 2003                                          1,857
        Issuance of convertible debentures during the year                  800
        Converted into common stock                                      (2,026)
        Value of preferential conversion feature                           (557)
        Value of warrants issued with convertible debentures               (214)
        Amortization of value of warrants                                   388
        Amortization of value of preferential conversion feature            623
                                                                        --------
        Balance at June 30, 2004                                        $   871
                                                                        ========

The weighted average interest rate on notes payable outstanding at June 30, 2004 and 2003, was 8.7% and 8.7%, respectively.


NOTE 7 - STOCKHOLDERS' DEFICIT

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

The following is a summary of the warrant activity:

                                                                 UNDERLYING
                                             PRICE PER SHARE    COMMON SHARES
                                             ---------------    -------------

     JUNE 30, 2002                           $0.20 - $11.40        6,102,350
          Granted                             $0.05 - $0.10        2,830,000
          Exercised                           $0.05 - $0.10       (2,830,000)
          Canceled                               $11.40             (100,000)
                                                                -------------

     JUNE 30, 2003                           $0.20 - $10.00        6,002,350
          Granted                                 $0.02           16,000,000
          Exercised                                                       (0)
          Canceled                           $0.20 - $10.00         (438,920)
                                                                -------------
     EXERCISABLE AT JUNE 30, 2004             $0.02 - $1.50       21,563,430
                                                                -------------



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


2001 Stock Option and Stock Purchase Plans.
-------------------------------------------

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


         STOCK OPTION ACTIVITY

The following is a summary of the stock option activity:


                                                  STOCK OPTION PLANS
                                             PRICE PER            UNDERLYING
                                               SHARE            COMMON SHARES
                                        --------------------   -----------------

         JUNE 30, 2000                   $18.20 - $169.00                11,750
                  Granted                  $2.80 - $6.80                     --
                  Exercised               $2.80 - $23.80                     --
                  Canceled               $18.20 - $169.00                (3,650)
                                                               -----------------

         JUNE 30, 2001                    $6.80 - $150.00                 8,100
                  Granted                  $0.60 - $0.60              2,750,000
                  Exercised                $0.20 - $2.00             (2,744,500)
                  Canceled                                                   --
                                                               -----------------

         JUNE 30, 2002                    $0.60 - $150.00                13,600
                  Granted                 $0.01 - $0.015             34,150,000
                  Exercised                                                  --
                  Canceled                                               (5,500)
                                                               -----------------

         JUNE 30, 2003                    $0.01 - $28.20             34,158,100
                  Granted                  $.01 - $0.025             34,500,000
                  Exercised               $0.01 - $0.025            (29,500,000)
                  Canceled                    $28.20                     (8,100)
                                                               -----------------
         EXERCISABLE AT JUNE 30, 2004      $0.01 -0.025              39,150,000
                                                               -----------------


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


                                   FISCAL 2004

            ISSUE                                         SHARES
             DATE               DESCRIPTION               ISSUED        VALUE

            1/7/2004  Strategic planning/marketing         75,000    $    1,500
            6/1/2004  Strategic planning/marketing        300,000         1,500
           7/31/2003  Strategic planning/marketing        100,000         2,000
           9/17/2003  Strategic planning/marketing        120,000         2,400
          12/29/2003  Strategic planning/marketing        250,000         2,500
          12/10/2003  Professional services               175,000         2,625
            1/7/2004  Strategic planning/marketing        150,000         3,000
          12/31/2003  Strategic planning/marketing        500,000         5,000
          12/10/2003  Professional services             1,075,000        16,125
            8/1/2003  Strategic planning/marketing      5,000,000       125,000
                                                       -----------   -----------
                                                        7,745,000    $  161,650
                                                       ===========   ===========

                                   FISCAL 2003

            ISSUE                                         SHARES
             DATE               DESCRIPTION               ISSUED        VALUE

            07/01/02  Strategic planning/marketing        450,000    $   72,000
            07/08/02  Strategic planning/marketing         79,688        12,431
            08/15/02  Strategic planning/marketing        500,000        25,000
            08/19/02  Strategic planning/marketing        150,000         7,500
            09/09/02  Strategic planning/marketing      1,500,000        79,500
            09/18/02  Strategic planning/marketing      3,000,000        93,000
            09/23/02  Strategic planning/marketing        100,000         2,200
            09/24/02  Strategic planning/marketing        250,000         4,750
            10/10/02  Strategic planning/marketing      2,310,900        23,109
            10/10/02  Strategic planning/marketing      3,000,000        30,000
            10/29/02  Strategic planning/marketing     15,000,000       150,000
            11/12/02  Strategic planning/marketing        937,500        18,750
            12/13/02  Strategic planning/marketing        400,000        12,000
            12/17/02  Professional services             1,000,000        10,000
            12/17/02  Strategic planning/marketing      4,000,000        40,000
            12/17/02  Strategic planning/marketing     45,000,000       450,000
            01/03/03  Strategic planning/marketing        500,000         5,000
            01/07/03  Strategic planning/marketing        686,667        10,300
            01/08/03  Strategic planning/marketing      2,000,000        30,000
            02/10/03  Professional services               533,333         8,000
            03/03/03  Strategic planning/marketing        300,000         3,000
            04/10/03  Strategic planning/marketing      1,000,000        10,000
            06/10/03  Strategic planning/marketing      4,333,333        65,000
            06/23/03  Strategic planning/marketing      5,702,079        85,531
                                                       -----------   -----------
                                                       92,733,500    $1,247,071
                                                       ===========   ===========

NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION


During fiscal 2004 and 2003, the Company managed and internally reported the Company's business as four (4) reportable segments as follows:

(1) professional employer organization
(2) temporary staffing
(3) imaging products;
(4) imaging software;


Segment information for the fiscal year ended June 30, 2004 and 2003, was as follows:

                                             PEO       TEMPORARY    IMAGING    IMAGING
                                           BUSINESS    STAFFING    PRODUCTS    SOFTWARE      TOTAL
SELECTED STATEMENT OF OPERATIONS ACTIVITY:

Fiscal year ended June 30, 2004


  Revenues                                $  2,607    $ 10,119    $    764    $     36    $ 13,526
  Cost of revenues                            (894)     (9,209)       (196)         (3)    (10,302)

Gross profit                                 1,713         910         568          33       3,224

Fiscal year ended June 30, 2003
  Revenues                                $  2,499    $     --    $    924    $    367    $  3,790

  Cost of revenues                          (1,639)         --        (396)        (90)     (2,125)

Gross profit                                   860          --         528         277       1,665


As of and during the years ended June 30, 2004 and 2003, no customer accounted for more than 10% of consolidated accounts receivable or total consolidated revenues. During 2004, all revenue derived from temporary staffing was from one client.

Net sales from principal geographic areas were as follows:

                                                         2004             2003
                                                       --------         --------
            Europe                                     $    --          $   367
            Domestic sales                              13,526            3,423
                                                       --------         --------
             Total sales                               $13,526          $ 3,790
                                                       ========         ========


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

The provision (benefit) for income taxes is as follows for the years ended June 30:

                                            2004            2003
                                        -----------     -----------

            Current - State             $       --      $       --
            Deferred benefit                    --              --
                                        -----------     -----------
                                        $       --      $       --
                                        ===========     ===========

The components of deferred income taxes are as follows at June 30:

                                                         2004             2003
                                                       ---------       ---------
            Deferred tax assets
                  Net operating loss carryforwards     $ 37,600        $ 37,100
                  Other                                     500             500
                                                       ---------       ---------
                                                         38,100          37,600
            Valuation allowance                         (38,100)        (37,600)
                                                       ---------       ---------
                                                       $    --         $    --
                                                       =========       =========

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

The provision for income taxes results in an effective rate that differs from the federal statutory rate. Reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the years ended June 30, 2004:

                                                          Tax         Percentage

            Federal Tax                                $  35,360          34.0%
            State tax                                      6,240           6.0%
            Penalties                                    304,300         292.6%
            Reserves                                       5,100           4.9%
            Discontinued operations                     (551,480)       (530.3%)
            Repriced options                              47,940          46.1%
            Net operating loss                           152,540         146.7%
                                                       ----------      ---------
                                                       $      --           0%
                                                       ==========      =========

Reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the years ended June 30, 2003:

                                                          Tax         Percentage
            Federal Tax                                $  (2,331)        (34.0%)
            State tax                                       (411)         (6.0%)
            Penalties                                        688          10.0%
            Reserves                                         157           2.4%
            Discontinued operations                          552           8.0%
            Repriced options                                  65           0.9%
            Net operating loss                             1,280          18.7%
                                                       ----------      ---------
                                                       $      --           0%
                                                       ==========      =========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENT

The Company leases its operating facilities under a lease agreement that expires in March 2007. In addition, the Company leases other facilities and equipment under operating and capital short-term leases.

Total rental expense was approximately $242 and $306 for the years ended June 30, 2004 and 2003, respectively.

Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                           Capital    Operating
                                                           Leases      Leases
                                                           ---------  ---------
            YEAR ENDING JUNE 30,
            2005                                           $     21   $    123
            2006                                                 15        116
            2007                                                 11         46
            2008                                                 11         --
            2009                                                 30         --
                                                           ---------  ---------
            Net Minimum Lease Payments                     $     88   $    104
                                                                      =========
            Less:  Amounts Representing Interest                (15)
                                                           ---------
            Present Value of Net Minimum Lease Payments          73
            Less:  Current Portion                              (10)
                                                           ---------
            Long-Term Portion                              $     63
                                                           =========


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