Form 10QSB/A
period 2004-12-31
DALRADA FINANCIAL CORP
filed 2005-05-16
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  Amendment one

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

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we are adding a new corporate general ledger system, have hired a new chief accounting officer and are working to improve the design and operations of our disclosure controls. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we feel our disclosure and procedures were effective as of the quarter period ending December 31, 2004.

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

Dated: February 28, 2005

DALRADA FINANCIAL CORPORATION
(Registrant)


By: /S/ Brian Bonar
------------------------------------
Brian Bonar
Chairman and Chief Executive Officer


By: /S/ Randall Jones
------------------------------------
Randall Jones
Chief Financial Officer