Form 10QSB
period 2005-03-31
DALRADA FINANCIAL CORP
filed 2005-05-24
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of May 16, 2005 was 682,396,197.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
     Consolidated Balance Sheet - March 31, 2005 (unaudited)                                                 3
     Consolidated Statements of Operations - 3 and 9 months ended March 31, 2005 and 2004 (unaudited)        4
     Consolidated Statements of Cash Flows - 9 months ended March 31, 2005 and 2004 (unaudited)              5
     Notes to Consolidated Financial Statements (unaudited)                                                  7

ITEM 2.  Management's Discussion and Analysis or Plan of Operations                                         15

ITEM 3.  Controls and Procedures                                                                            22


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                  23
ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds                                         23
ITEM 3.  Defaults Upon Senior Securities                                                                    24
ITEM 4.  Submission of Matters To A Vote of Security Holders                                                24
ITEM 5.  Other Information                                                                                  24
ITEM 6.  Exhibits                                                                                           24

SIGNATURES                                                                                                  24
CERTIFICATIONS                                                                                              25


                                                       2

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


                                                                                 MARCH 31, 2005
                                                                                 ---------------
                                                                                   (unaudited)
                                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                   $           295
     Accounts receivable, net of allowance of $96                                          1,139
     Inventories, net of reserve of $15                                                       --
     Prepaid expenses and other current assets                                               761

                                                                                 ---------------
TOTAL CURRENT ASSETS                                                                       2,195
                                                                                 ---------------

PATENT, net of accumulated amortization of $270                                            1,348
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,021                            267

                                                                                 ---------------
TOTAL ASSETS                                                                     $         3,810
                                                                                 ===============


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Borrowings under bank notes payable                                         $         3,220
     Lines of credit                                                                         209
     Notes payable, current portion (including related party note of $1,561)               2,113
     Convertible debentures, net of discount of $5                                           809
     Accounts payable                                                                        805
     Obligations under capital lease                                                          10
     PEO payroll taxes and other payroll deductions                                        6,723
     Other accrued expenses                                                               10,419

                                                                                 ---------------
TOTAL CURRENT LIABILITIES                                                                 24,308
                                                                                 ---------------

CONVERTIBLE DEBENTURES, net of current portion and net of discounts of $198                  163
NOTES PAYABLE, net of current portion (including related party note of $282)                 500
CAPITAL LEASE, net of current portion                                                         44

                                                                                 ---------------
TOTAL LIABILITIES                                                                         25,015
                                                                                 ---------------

MINORITY INTEREST                                                                             --

COMMITMENTS AND CONTINGENCIES                                                                 --

STOCKHOLDERS' DEFICIT
     Series A convertible, redeemable preferred stock, $1,000 par value,
       7,500 shares authorized 420.5 shares issued and outstanding                           420
     Common stock; $0.005 par value; 1,000,000,000 shares
       authorized; 682,396,197 shares issued and outstanding                               3,412
     Common stock warrants                                                                   475
     Additional paid-in capital                                                           82,823
     Accumulated deficit                                                                (108,335)

                                                                                 ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                              (21,205)
                                                                                 ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $         3,810
                                                                                 ===============


    The accompanying notes are an integral part of these consolidated financial statements.


                                               3

                                        DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                          (formerly Imaging Technologies Corporation)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                      THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                                          (UNAUDITED)


                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        --------------------------------      --------------------------------
                                                           MARCH              MARCH              MARCH              MARCH
                                                          31, 2005           31, 2004           31, 2005           31, 2004
                                                        -------------      -------------      -------------      -------------
                                                         (unaudited)        (unaudited)        (unaudited)        (unaudited)
REVENUES
    Sales of products                                   $         137      $          91      $         468      $         546
    Software sales, licenses and royalties                          9                 30                 48                 66
    Temporary staffing services                                 4,095              2,892             11,749              6,328
    PEO Services                                                1,208                475              2,058              2,545
                                                        -------------      -------------      -------------      -------------
TOTAL REVENUES                                                  5,449              3,488             14,323              9,485
                                                        -------------      -------------      -------------      -------------

COST OF REVENUES
    Cost of products sold                                          23                 28                 59                156
    Cost of software sales, licenses and royalties                  1                 --                  4                  3
    Cost of temporary staffing                                  3,591              2,663             10,539              5,657
    Cost of PEO services                                        1,088                384              1,716              2,280
                                                        -------------      -------------      -------------      -------------
TOTAL COST OF REVENUES                                          4,703              3,075             12,318              8,096
                                                        -------------      -------------      -------------      -------------

                                                        -------------      -------------      -------------      -------------
GROSS PROFIT                                                      746                413              2,005              1,389
                                                        -------------      -------------      -------------      -------------

OPERATING EXPENSES
    Selling, general and administrative                           904                (71)             2,870              4,006
    Research and development                                       --                 --                 --                 --
                                                        -------------      -------------      -------------      -------------
TOTAL OPERATING EXPENSES                                          904                (71)             2,870              4,006
                                                        -------------      -------------      -------------      -------------

INCOME (LOSS) FROM OPERATIONS                                    (158)               484               (865)            (2,617)
                                                        -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSES):
    Interest and financing costs, net                            (394)              (434)            (1,208)            (1,363)
    Gain on extinguishment of debt                                165                228                425                853
    Gain resulting from reconciliation of payroll
       tax liabilities to taxing authorities                      454                 --                990                 --
    Other, net                                                     --                  1                 --                (18)
                                                        -------------      -------------      -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                                      225               (205)               207               (528)
                                                        -------------      -------------      -------------      -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
    AND DISCONTINUED OPERATIONS                                    67                279               (658)            (3,145)

PROVISION FOR INCOME TAXES                                         --                 --                 --                 --

                                                        -------------      -------------      -------------      -------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                       67                279               (658)            (3,145)
                                                        -------------      -------------      -------------      -------------

DISCONTINUED OPERATON:
    Gain on disposition of discontinued operations                 --              5,049                 --              5,049
    Loss from operations of discontinued operation                 --               (693)                --             (2,052)

                                                        -------------      -------------      -------------      -------------
                                                                   --              4,356                 --              2,997
                                                        -------------      -------------      -------------      -------------

NET INCOME (LOSS)                                                  67              4,635               (658)              (148)

PREFERRED STOCK DIVIDENDS                                          (5)                (5)               (15)               (15)

                                                        -------------      -------------      -------------      -------------
NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS     $          62      $       4,630      $        (673)     $        (163)
                                                        =============      =============      =============      =============

NET INCOME (LOSS) PER SHARE - BASIC
    Continuing operations                               $        0.00      $        0.00      $       (0.00)     $       (0.01)
    Discontinued operations                                        --               0.01                 --               0.01
                                                        -------------      -------------      -------------      -------------
                                                        $        0.00      $        0.01      $       (0.00)     $       (0.00)
                                                        =============      =============      =============      =============
WEIGHTED AVERAGE COMMON EQUIVALENT SHARES
    OUSTANDING - BASIC                                        682,396            348,926            635,914            292,602
                                                        =============      =============      =============      =============


                    The accompanying notes are an integral part of these consolidated financial statements.


                                                              4

                                     DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                       (formerly Imaging Technologies Corporation)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
                                                       (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                   ------------------------------------
                                                                                   MARCH 31, 2005       MARCH 31, 2004
                                                                                   ---------------      ---------------
                                                                                     (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                                             $          (658)     $        (3,145)
   Adjustment to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                                           130                  265
       Stock issued for services                                                                42                  368
       Amortization of debt discounts                                                          305                  626
       Gain on forgiveness of inter-company debt from Greenland                                 --               (1,375)
       Gain resulting from reconciliation of payroll tax liabilities
         to taxing authorities                                                                (990)                  --
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                                      (557)                 (21)
     Prepaid expenses and other current assets                                                (317)                 (13)
     Other assets                                                                               --                   38
   Increase (decrease) in:
     Accounts payable and accrued expenses                                                    (703)                 230
     PEO liabilities                                                                         2,562                1,467
                                                                                   ---------------      ---------------
Net cash provided by (used in) operating activities from continuing operations                (186)              (1,560)
Net cash used in operating activities from discontinued operations                              --                 (678)
                                                                                   ---------------      ---------------
Net cash used in operating activities                                                         (186)              (2,238)
                                                                                   ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment                                                        (147)                (158)

                                                                                   ---------------      ---------------
Net cash used in investing activities from continuing operations                              (147)                (158)
Net cash used in investing activities from discontinued operations                              --                   --
                                                                                   ---------------      ---------------
Net cash used in investing activities                                                         (147)                (158)
                                                                                   ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft, net                                                                --                  (87)
   Line of credit, net                                                                         209                   --
   Net borrowings under bank notes payable                                                      --                  (25)
   Proceeds from sale of common stock                                                           --                  177
   Proceeds from convertible debentures                                                         --                  800
   Proceeds from notes payable                                                                 336                   --
   Repayments of notes payable                                                                (126)                (165)
   Repayments of capital lease obligations                                                     (19)                  (6)
                                                                                   ---------------      ---------------
Net cash provided by (used in) financing activities from continuing operations                 400                  694
Net cash used in financing activities from discontinued operations                              --                  678
                                                                                   ---------------      ---------------
Net cash provided by (used in) investing activities                                            400                1,372
                                                                                   ---------------      ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       67               (1,024)

CASH AND CASH EQUIVALENTS, Beginning of period                                                 228                1,223
                                                                                   ---------------      ---------------

CASH AND CASH EQUIVALENTS, End of period                                           $           295      $           199
                                                                                   ===============      ===============


                 The accompanying notes are an integral part of these consolidated financial statements.


                                                           5

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   (formerly Imaging Technologies Corporation)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended March 31, 2005, the Company issued: (1) 8,623,110 shares of its common stock for services valued at $42; (2) 20,880,130 shares of its common stock for debt of $38; (3) 62,534,215 shares of its common stock for penalties of $94; and (4) 38,000,000 shares of its common stock for the conversion of convertible debentures in the amount of $175.

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

Comprehensive Income
--------------------

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. During the nine months ended March 31, 2005 and 2004, the Company had no elements of comprehensive income.


NOTE 2.  GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2005, the Company had a net loss of $658. As of March 31, 2005, the Company had a negative working capital deficiency of $22,113 and had a stockholders' deficit of $21,205. In addition, the Company is in default on certain note payable obligations, is being sued by numerous trade creditors for nonpayment of amounts due and is late on its filings of payroll tax returns in certain of its PEO division. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has opted under SFAS No. 123 to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS No. 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows for the nine months ended March 31, 2005 and 2004:

         (In thousands, except share amounts)                   2004             2003
                                                            -----------       ----------
         Net loss attributed to common stockholders
         As reported                                        $      (673)      $     (163)
         Compensation recognized under APB No. 25                    --               --
         Compensation recognized under SFAS No. 123                  --             (825)
                                                            -----------       ----------
         Pro forma                                          $      (673)      $     (988)
                                                            ===========       ==========

         Basic earnings (loss) per share
         As reported                                        $     (0.00)      $    (0.00)
         Pro forma                                          $     (0.00)      $    (0.03)

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

The weighted average fair value of the options granted during fiscal years 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model. All options granted in fiscal years 2004 and 2003 vested immediately. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                                      2004          2003
                                                   -----------   ----------

         Fair Value of options granted                 N/A       $  0.015
         Risk free interest rate                       N/A            3.5%
         Expected life (years)                         N/A              3
         Expected volatility                           N/A            421%
         Expected dividends                            N/A              0%

No options have been issued during fiscal year 2005.

NOTE 4.  EARNINGS (LOSS) PER COMMON SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended March 31, 2005: warrants - 26,563,435 and stock options - 39,150,000.

Below is a computation of earnings per share for the three months ended March 31, 2004. Basic and diluted loss per share are the same for the nine months ended March 31, 2004 and the three and nine months ended March 31, 2005:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------------------------------------------------------
                                                                  2005                                    2004
                                                  --------------------------------------    ----------------------------------
                                                   INCOME/                       PER        INCOME/                    PER
                                                   (LOSS)        SHARES         SHARE        (LOSS)      SHARES       SHARE
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations      $     67                                  $    279

Preferred stock dividends                               (5)                                       (5)
                                                  ---------                                 ---------
                                                        62                                       274

Discontinued operations                                 --                                     4,356
                                                  ---------                                 ---------
Net income (loss) attributed to common
stockholders                                      $     62                                  $  4,630
                                                  =========                                 =========

Weighed shares outstanding                                        682,396                                348,926
                                                                 =========                              =========


  Continuing operations                                                       $   0.00                               $   0.00
  Discontinued operations                                                     $     --                               $   0.01
                                                                              ---------                              ---------
                                                                              $   0.00                               $   0.01
                                                                              =========                              =========

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations      $     67                                  $    279

Preferred stock dividends                               (5)                                       (5)

Interest on convertible debentures                      25                                        41
Amortization of discounts on convertible
  debentures                                            41                                       151
                                                  ---------                                 ---------

                                                       128                                       466

Discontinued operations                                 --                                     4,356
                                                  ---------                                 ---------
Net income (loss) attributed to common
stockholders                                      $    128                                  $  4,822
                                                  =========                                 =========

Weighed shares outstanding                                        682,396                                 348,926
                                                                ==========                              ==========

Conversion of convertible debentures into
  common stock                                                    729,689                                 193,619
                                                                ----------                              ----------

                                                                1,412,085                                 542,545
                                                                ==========                              ==========

  Continuing operations                                                       $   0.00                               $   0.00
  Discontinued operations                                                     $     --                               $   0.01
                                                                              ---------                              ---------
                                                                              $   0.00                               $   0.01
                                                                              =========                              =========



                                                                          NINE MONTHS ENDED MARCH 31,
                                                  ----------------------------------------------------------------------------
                                                                  2005                                    2004
                                                  --------------------------------------    ----------------------------------
                                                   INCOME/                       PER        INCOME/                    PER
                                                   (LOSS)        SHARES         SHARE        (LOSS)      SHARES       SHARE

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing
operations                                        $   (658)                                 $ (3,145)

Preferred stock dividends                              (15)                                      (15)
                                                  ---------                                 ---------

                                                      (673)                                   (3,160)

Discontinued operations                                 --                                     2,997
                                                  ---------                                 ---------
Net income (loss) attributed to common
stockholders                                      $   (673)                                 $   (163)
                                                  =========                                 =========


Weighed shares outstanding                                        635,914                                292,602


  Continuing operations                                                       $  (0.00)                              $  (0.01)
  Discontinued operations                                                     $     --                               $   0.01
                                                                              ---------                              ---------
                                                                              $  (0.00)                              $  (0.00)
                                                                              =========                              =========

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


NOTE 7.  CONVERTIBLE NOTES PAYABLE

Listed below is a roll-forward schedule of the convertible debentures:

        (In Thousands)

        Balance at June 30, 2004                                      $     871

        Issuance of convertible debentures during the nine months
            ended March 31, 2005                                             --
        Increase in debt discount and beneficial conversion feature          --
        Converted into common stock                                        (175)
        Amortization of value of warrants and preferential
          conversion feature                                                276
                                                                      ---------
        Balance at March 31, 2005                                     $     972
                                                                      =========

NOTE 8.  NOTES PAYABLE

On July 1, 2004, the Company entered into two note payable obligations aggregating $275,000 that bear interest at an annual rate of 40% and are due on September 30, 2004. During the three months ended March 31, 2005, the Company repaid $85,000 on these two notes. In addition, in connection with these two notes payable, the Company issued to the holder a total of 5,000,000 warrants to purchase shares of the Company's common stock for $0.005 per shares. The estimated value of the warrants of $28,500 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 426%. As of September 30, 2004, the entire $28,500 has been amortized to financings costs in the accompanying consolidated statements of operations.

NOTE 9. STOCKHOLDERS' DEFICIENCY

Stock Issuances
---------------

During the nine months ended March 31, 2005, DRDF issued the following:

         o 8,623,110 shares of its common stock for legal, accounting and consulting services valued at $42.

         o        20,880,130 shares of its common stock for debt of $38;

         o        62,534,215 shares of its common stock for penalties of $94;
                  and

         o 38,000,000 shares of its common stock for the conversion of convertible debentures in the amount of $175.

The value of the common stock issued was determined as follows:

         o for services - the market value of the Company's common stock at the date of issuance;

         o        for debt conversions - at contractually obligated amounts.


NOTE 10.  SEGMENT INFORMATION

The Company managed and internally reported the Company's business has four reportable segments, principally, (1) products and accessories, (2) software,
(3) temporary staffing, and (4) PEO services.

Segment information for the nine months ended March 31, 2005 is as follows:

(IN THOUSANDS)
                                                           TEMPORARY        PEO
                                PRODUCTS      SOFTWARE      STAFFING      SERVICES       TOTAL
                                --------      --------      --------      --------       -----
9-months ended 3/31/05
----------------------
    Revenues                    $    468      $     48      $ 11,749      $  2,058      $ 14,323
    Operating income (loss)         (237)         (357)         (103)         (168)         (865)

9-months ended 3/31/04
----------------------
    Revenues                    $    546      $     66      $  6,328      $  2,545      $  9,485
    Operating income (loss)         (733)       (2,999)          204           911        (2,617)

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

The operations of Greenland for the six month period ended March 31, 2004 are shown as discontinued operations.


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

PEO SERVICES AGREEMENT WITH WARNING PROVIDES FOR A FEE AT PREVAILING MARKET RATE
--------------------------------------------------------------------------------

In April 2004, the Company entered into an Agreement to provide PEO services for Warning. The Company receives from Warning a monthly administrative fee. The Company recorded revenue totaling approximately $154 during the nine months ended March 31, 2005


NOTE 13. GAIN RESULTING FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES

During the three and nine months ended March 31, 2005, the Company recorded an adjustment to earnings of $454 and $990, respectively, resulting from a reconciliation with the Internal Revenue Service and certain State taxing authorities of the amounts due for delinquent payment of payroll tax liabilities. The Company continually updates its estimate of the amount due related to delinquent payroll taxes and penalties as it receives correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities.

NOTE 14.  OTHER ACCRUED EXPENSES

Other accrued expenses at March 31, 2005 consisted of the following as of:

                  Interest                                     $ 3,655
                  Payroll and sales tax payable                    658
                  IRS levy penalties and interest                  387
                  Accrued judgments                              3,799
                  Accrued salaries and related liabilities         624
                  Other                                          1,296
                                                               -------
                                                               $10,419
                                                               =======


NOTE 15.  LITIGATION

On February 10, 2005, Berryman & Henigar Enterprises, the former owners of ESI, filed a complaint in the Superior Court of California against Warning Model Management, Inc. for breach of the promissory note issued in connection with its acquisition of ESI. The Company has guaranteed Warnings' promissory note and is contingently liable for the balance of $750. Warning Model Management, Inc. has taken the position that Berryman & Henigar Enterprises failed to disclose certain material information regarding the transaction which invalidated the promissory note. The management of Warning intends to defend against the claims asserted.

On March 17, 2005, Greenland Corporation (Greenland) filed an amended complaint in the Superior Court of California against the Company and multiple other individuals and entities resulting from a transaction as evidenced by the "Agreement to Acquire Shares" dated August 9, 2002, whereby the Company obtained a controlling equity interest in Greenland. Greenland contends that the Company engaged in various forms of wrongdoing including breach of fiduciary duty, conversion, conspiracy and aiding and abetting. The Company and each of its co-defendants have challenged the legal sufficiency of Plaintiff's claims and allegations. However, the court has not yet ruled on the multiple challenges although we believe that the claims generally lack merit. We intend to vigorously defend against the claims asserted in this case.

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

RESULTS OF OPERATIONS (IN $000)

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004
-------------------------------------------------------------------------------

REVENUES

Total revenues were $5,449 and $3,488 for the three months ended March 31, 2005 and 2004, respectively; an increase of $1,961 (56%). The increase was due primarily to the addition of temporary staffing services, which contributed $4,095 of revenues for the three months ended March 31, 2005 compared to $2,892 for the three months ended March 31, 2004 and an increase in PEO service revenue which was $1,208 for the three months ended March 31, 2005 compared to $475 for the same period in 2004.

PEO SERVICES

PEO revenues were $1,208 and $475 for the three months ended March 31, 2005 and 2004, respectively; an increase of $733 (154%) due primarily to the increase in our PEO customer base.

TEMPORARY STAFFING

In September 2003, we entered into an agreement to purchase a temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. In June 2004, we entered into an agreement to purchase certain assets of M&M Nursing, a temporary staffing agency for nurses. Temporary Staffing revenues were $4,095 and $2,892 for the three months ended March 31, 2005 and 2004, respectively; an increase of $1,203 (42%). The significant increase is due to the acquisition of Jackson Staffing and M&M Nursing.

PRODUCTS

Sales of products were generated principally from our QPI subsidiary. Products revenues were $137 and $91 for the three months ended March 31, 2005 and 2004, respectively; an increase of $46 (51%). The increase is principally due to additional sales of photographic and digital images though our QPI subsidiary.

SOFTWARE

Software revenues were $9 and $30 for the three months ended March 31, 2005 and 2004, respectively; a decrease of $21 (70%). Revenues from licenses and royalties for the periods were insignificant.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using our technologies. These revenues continue to decline as we have elected to transfer our ColorBlind software to QPI, which has accelerated product development and begun to implement a more aggressive product sales program.

COST OF PRODUCTS SOLD

Cost of PEO services for the three months ended March 31, 2005 and 2004 $1,088 (90% of PEO revenues) and $384 (81% of PEO revenues), respectively. The decrease in gross profit is due primarily to us incurring additional employee benefit related costs.

Costs of temporary staffing for the three months ended March 31, 2005 and 2004 was $3,591 (88% of temporary staffing revenue) and $2,663 (92% of temporary staffing revenue), respectively.

Cost of products sold for the three months ended March 31, 2005 and 2004 were $23 (17% of product sales) and $28 (31% of product sales), respectively.

Cost of software, licenses and royalties for the three months ended March 31, 2005 and 2004 were $1 (11% of software, license and royalties revenue) and $0 (0% of software, license and royalties revenue), respectively.

OPERATING EXPENSES

Operating expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising, rent, depreciation and amortization, and other marketing related expenses, and fees for professional services.

Operating expenses for the three months ended March 31, 2005 and 2004 were $904 and $(71), respectively; an increase of $975. As disclosed in "Significant Accounting Policies and Estimates", we rely on estimates for such liabilities related to, among other areas, worker's compensation and accrued payroll taxes. During the three month period ended March 31, 2004, we changed our estimate of workers' compensation and accrued payroll taxes, which resulted in a negative cost of PEO operations. The cumulative changes in estimates for these accounts aggregated approximately $1.2 million in the quarterly period ended March 31, 2004.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the three months ended March 31, 2005 and 2004 was $394 and $434 respectively; a decrease of $40 (9%). The decrease is principally due to the write off of the unamortized debt discounts associated with the conversion of debentures into common stock for the three months ended March 31, 2004 (there were no conversion during the three months ended March 31, 2005) offset by an increase due to the amount of debt outstanding.

GAIN ON EXTINGUISHMENT OF DEBT

Gain on the extinguishment of debt was $165 and $228 for the three months ended March 31, 2005 and 2004, respectively. The amounts related to accounts payable, which had become stale and uncollectible under the Statute of Limitations in the State of California and upon obtaining a legal opinion with respect to the State of California Statute of Limitations.

GAIN FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES

During the three months ended March 31, 2005, we recorded as other income an adjustment of accrued PEO payroll taxes payable of $454 resulting from reconciliations of certain liabilities with the Internal Revenue Service and certain State taxing authorities of amounts due for delinquent payment of payroll tax liabilities. We continually updates our estimate of the amount due related to delinquent payroll taxes and penalties as we receive correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities.

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004
-----------------------------------------------------------------------------

REVENUES

Total revenues were $14,323 and $9,485 for the nine months ended March 31, 2005 and 2004, respectively; an increase of $4,838 (51%). The principal reason for the increase is due to a full nine months of revenue from our temporary staffing division for the nine months ended March 31, 2005 as compared to only seven months for the same period in 2004.

PEO SERVICES

PEO revenues were $2,058 and $2,545 for the nine months ended March 31, 2005 and 2004, respectively; a decrease of $487 (19%) due primarily to the decrease in our PEO customer base in the first half of fiscal 2005 offset by an increase in the third fiscal quarter.

TEMPORARY STAFFING

In September 2003, we entered into an agreement to purchase a temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. In June 2004, we entered into an agreement to purchase certain assets of M&M Nursing, a temporary staffing agency for nurses. Temporary Staffing revenues were $11,749 and $6,328 for the nine months ended March 31, 2005 and 2004, respectively; an increase of $5,421 (86%). The significant increase is due to the acquisition of Jackson Staffing and M&M Nursing.

PRODUCTS

Sales of products were generated principally from our QPI subsidiary. Products revenues were $468 and $546 for the nine months ended March 31, 2005 and 2004, respectively; a decrease of $78 (14%).

SOFTWARE

Software revenues were $48 and $66 for the nine months ended March 31, 2005 and 2004, respectively; a decrease of $18 (27%). Revenues from licenses and royalties for the periods were insignificant.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using our technologies. These revenues continue to decline as we have elected to transfer our ColorBlind software to QPI, which has accelerated product development and begun to implement a more aggressive product sales program.

COST OF PRODUCTS SOLD

Cost of PEO services for the nine months ended March 31, 2005 and 2004 $1,716 (83% of PEO revenues) and $2,280 (90% of PEO revenues), respectively. The increase in gross profit is due primarily to us being able to provide more profitable services to our PEO customers, offset by higher employee benefit costs in the quarter ended March 31, 2005.

Costs of temporary staffing for the nine months ended March 31, 2005 and 2004 was $10,539 (90% of temporary staffing revenue) and $5,657 (89% of temporary staffing revenue), respectively. The significant increase is due to the increase in temporary staffing revenue.

Cost of products sold for the nine months ended March 31, 2005 and 2004 were $59 (13% of product sales) and $156 (29% of product sales), respectively.

Cost of software, licenses and royalties for the nine months ended March 31, 2005 and 2004 were $4 (8% of software, license and royalties revenue) and $3 (5% of software, license and royalties revenue), respectively.

OPERATING EXPENSES

Operating expenses for the nine months ended March 31, 2005 and 2004 were $2,870 and $4,006, respectively; a decrease of $1,136 (28%). The decrease is due to a reduction of payroll and related benefits due to a significant reduction in our personnel. Also, as disclosed in "Significant Accounting Policies and Estimates", we rely on estimates for such liabilities related to, among other areas, worker's compensation and accrued payroll taxes. During the nine months ended March 31, 2005, we changed our estimate of workers' compensation claims aggregating approximately $700 and $1,200 for the nine months ended March 31, 2005 and 2004, respectively.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the nine months ended March 31, 2005 and 2004 was $1,208 and $1,363 respectively; a decrease of $155 (11%). The decrease is principally due to the write off of the unamortized debt discounts associated with the conversion of debentures into common stock for the nine months ended March 31, 2004 (there were fewer conversions during the nine months ended March 31, 2005) offset by an increase due to the amount of debt outstanding.

GAIN ON EXTINGUISHMENT OF DEBT

Gain on the extinguishment of debt was $425 and $853 for the nine months ended March 31, 2005 and 2004,, respectively. The amounts related to accounts payable, which had become stale and uncollectible under the Statute of Limitations in the State of California and upon obtaining a legal opinion with respect to the State of California Statute of Limitations.

GAIN FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES

During the nine months ended March 31, 2005, we recorded as other income an adjustment of accrued PEO payroll taxes payable of $990 resulting from reconciliations of certain liabilities with the Internal Revenue Service and certain State taxing authorities of amounts due for delinquent payment of payroll tax liabilities. We continually updates our estimate of the amount due related to delinquent payroll taxes and penalties as we receive correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through cash generated from operations, debt financing, and the sale of equity securities. Additionally, in order to facilitate our growth and future liquidity, we have made some strategic acquisitions.

As a result of some of our financing activities, there has been a significant increase in the number of issued and outstanding shares. During the nine months ended March 31, 2005 and the year ended June 30, 2004, we issued an additional 130,037,455 and 371,126,679 shares, respectively. These shares of common stock were issued primarily for corporate expenses in lieu of cash, for acquisition of businesses, for the conversion of convertible debentures and other debt, and for the exercise of warrants.

As of March 31, 2005, we had negative working capital of $22,113, a decrease in working capital of $245 since June 30, 2004.

Net cash used in operating activities was $186 for the nine months ended March 31, 2005 as compared to net cash used in activities of $1,560 for the prior-year period; a decrease of $1,374.

Cash provided by financing activities was $400 for the nine months ended March 31, 2005, a decrease of $294 from the prior-year period.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50 per share. The aggregate amount of such dividends in arrears at March 31, 2005, was approximately $498.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we are adding a new corporate general ledger system, have hired a new chief accounting officer and are working to improve the design and operations of our disclosure controls. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we feel our disclosure and procedures were effective as of the quarter period ending March 31, 2005.

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

On February 10, 2005, Berryman & Henigar Enterprises, the former owners of ESI, filed a complaint in the Superior Court of California against Warning Model Management, Inc. for breach of the promissory note issued in connection with its acquisition of ESI. The Company has guaranteed Warnings' promissory note and is contingently liable for the balance of $750. Warning Model Management, Inc. has taken the position that Berryman & Henigar Enterprises failed to disclose certain material information regarding the transaction which invalidated the promissory note. The management of Warning intends to defend against the claims asserted.

On March 17, 2005, Greenland Corporation (Greenland) filed an amended complaint in the Superior Court of California against the Company and multiple other individuals and entities resulting from a transaction as evidenced by the "Agreement to Acquire Shares" dated August 9, 2002, whereby the Company obtained a controlling equity interest in Greenland. Greenland contends that the Company engaged in various forms of wrongdoing including breach of fiduciary duty, conversion, conspiracy and aiding and abetting. The Company and each of its co-defendants have challenged the legal sufficiency of Plaintiff's claims and allegations. However, the court has not yet ruled on the multiple challenges although we believe that the claims generally lack merit. We intend to vigorously defend against the claims asserted in this case.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock
------------

During the three months ended March 31, 2005, DRDF issued the following:

         o 210 shares of its common stock for services valued at 1 dollar. The value of the services was determined using the market value of DRDF's common stock on the date of issuance;


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on certain bank loans that have an aggregate outstanding balance at March 31, 2005 of $3,220,000.


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

Dated: May 23, 2005

DALRADA FINANCIAL CORPORATION
(Registrant)


By: /S/ Brian Bonar
-------------------------------------
Brian Bonar
Chairman and Chief Executive Officer


By: /S/ Randall Jones
-------------------------------------
Randall Jones
Chief Financial Officer