Form 10KSB/A
period 2004-06-30
DALRADA FINANCIAL CORP
filed 2005-09-20
CIK 725394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                  Amendment II

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ________

                         Commission file number 0-12641

                          DALRADA FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

               DELAWARE                                13-0021693
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

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


The aggregate market value of the voting stock held by non-affiliates on June 30, 2004 was approximately $4,943,550 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of June 30, 2004, 547,358,742 shares of the issuer's Common Stock were outstanding. As of August 31, 2005, 746,578,929 shares of the issuer's Common Stock were outstanding.


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes [ ]  No [ ]

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


ITEM 8A. Controls and Procedures.


     (a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period ended June 30, 2004, covered by this annual report (the "Evaluation Date"), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Control over Financial Reporting: During our fourth quarter of fiscal 2004 there were no changes made in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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


ITEM 10. Executive Compensation

                                                                                     LONG TERM
                                                      ANNUAL COMPENSATION       COMPENSATION AWARDS
                                                    -------------------------   -------------------
                                                                                     OPTIONS/
NAME AND PRINCIPAL POSITION          FISCAL YEAR     SALARY         OTHER            SARS (#)
---------------------------------    -----------    ---------     -----------   -------------------
Brian Bonar                          2004           $ 157,500     $ 150,000                 0
Chairman, Board of Directors,        2003           $ 275,000     $  76,814(4)     15,000,000
President and C.E.O.                 2002           $ 230,000                       1,750,000

James R. Downey, Jr.(3)              2004           $ 100,000     $  20,000                 -
Chief Operating Officer and Chief    2003           $  79,000                       9,500,000
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

     NAME                             NO. SHARES     PERCENT OF CLASS (1)
     ----                             ----------     --------------------

     Brian Bonar (2)                  19,007,500                     3.5%
     Robert A. Dietrich (3)           11,637,500                     2.1%
     Stephen J. Fryer (4)              7,453,250                     1.4%
     Eric W. Gaer (5)                  9,936,000                     1.8%
     Richard Green (6)                 9,969,500                     1.8%
     All current directors and
     executive officers
     (group of 5)                     58,003,750                    10.6%


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

     (7) Includes 40,750,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after November 14, 2003.

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

21      List of Subsidiaries of the Company                                   *

23.1    Consent of Independent Accountants - Boros & Farrington               **

23.2    Consent of Independent Accountants - Stonefield Josephson, Inc.       **

23.3    Consent of Independent Accountants - Pohl, McNabola, Berg and
        Company                                                               **

31.1    Certification of the Chief Executive Officer pursuant to Rule
        13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)             **

31.2    Certification of the Chief Financial Officer pursuant to Rule
        13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)             **

32.1    Certification of the Chief Executive Officer pursuant to 18
        U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)         **

32.2    Certification of the Chief Financial Officer pursuant to 18
        U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002          **

All exhibits except those followed by an asterisk (*) are incorporated by reference only and a copy is not included in this Form 10-K filing. Those exhibits followed by a double asterisk (**) are included as part of this filing.

The Company will furnish a copy of any exhibit to a requesting shareholder upon payment of the Company's reasonable expenses in furnishing such exhibit.


(b)             Reports on Form 8-K

DATE            SUBJECT
----            -------
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

                                      For the Year Ended June 30,
                                   2004                          2003
                                   ----                          ----
Audit Fees                       $65,000                      $ 73,000
Audit-Related Fees               $22,085                      $-
Tax Fees                         $-                           $-
All Other Fees                   $7,848                       $-
                                 -------                      -------
Total Fees                       $94,933                      $73,000
                                 =======                      =======

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

                                Dated: September 19, 2005

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


SIGNATURE                TITLE                                DATE
---------                -----                                ----

/s/ Brian Bonar          Chairman of the Board of Directors,  September 19, 2005
----------------------   Chief Executive Officer, and
Brian Bonar              (PRINCIPAL EXECUTIVE OFFICER)

/s/ Robert A. Dietrich   Director                             September 19, 2005
----------------------
Robert A. Dietrich

/s/ Eric W. Gaer         Director                             September 19, 2005
----------------------
Eric W. Gaer

/s/ Stephen J. Fryer     Director                             September 19, 2005
----------------------
Stephen J. Fryer

/s/ Richard H. Green     Director                             September 19, 2005
----------------------
Richard H. Green

/s/ Randall Jones        Chief Financial Officer              September 19, 2005
----------------------
Randall Jones

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