Form 10QSB/A
period 2004-12-31
DALRADA FINANCIAL CORP
filed 2005-09-20
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  Amendment II

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

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


ITEM 3. CONTROLS AND PROCEDURES


Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, as of the Evaluation Date, we are adding a new corporate general ledger system, have hired a new chief accounting officer and are working to improve the efficiency of the design and operations of our disclosure controls. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and our principal executive and principal financial officers have concluded that our disclosure and procedures were effective as of the quarter period ending December 31, 2004.


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

Dated: September 19, 2005

DALRADA FINANCIAL CORPORATION
(Registrant)


By: /S/ Brian Bonar
_____________________________________
Brian Bonar
Chairman and Chief Executive Officer


By: /S/ Randall Jones
_____________________________________
Randall Jones
Chief Financial Officer