Form 10QSB/A
period 2005-03-31
DALRADA FINANCIAL CORP
filed 2005-09-20
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   Amendment 1

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

        Issuance of convertible debentures during the six months
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

NOTE 14.  OTHER ACCRUED EXPENSES

Other accrued expenses at March 31, 2005 consisted of the following as of:

                  Interest                                     $ 3,655
                  Payroll and sales tax payable                    658
                  IRS levy penalties and interest                  387
                  Accrued salaries and related liabilities         624
                  Other                                          1,296
                                                               -------
                                                               $10,419
                                                               =======


NOTE 15.  LITIGATION

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company and its subsidiary, Employment Systems, Inc. ("ESI"), each allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750,000.00 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. As such, the guarantees allegedly provided by the Company and ESI could thereby be invalided. Discovery has commenced but is not complete at this time. Trial has not been set. Management has fully cooperated in our investigation of the facts and we intend to defend against the claims asserted.

On March 17, 2005, Greenland Corporation ("Plaintiff"), filed an amended complaint in the Superior Court of California, County of San Diego, Case No. GIC842605, against the Company and multiple other individuals and entities resulting from a transaction as evidenced by the "Agreement to Acquire Shares" dated August 9, 2002, whereby the Company obtained a controlling equity interest in Plaintiff. Plaintiff contends that the Company engaged in various forms of wrongdoing including breach of fiduciary duty, conversion, conspiracy and aiding and abetting. The Company and each of its co-defendants have challenged the legal sufficiency of Plaintiff's claims and allegations. However, the court has not yet ruled on the multiple challenges although we believe that the claims generally lack merit. Discovery has commenced but is not complete at this time. Trial has not been set. Management has fully cooperated in our investigation of the facts and we intend to continue with vigorous defense against the claims asserted.

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


We hired a new chief financial officer effective January 2, 2005. Our new CFO embarked on a project to upgrade the general ledger system in each of our subsidiaries and create a new system for recording and closing our corporate ledgers and consolidation all of our subsidiaries. That process should be completed by December 2005, and will result in a decrease in the amount of time necessary to complete our quarterly and annual financial statements commencing with the quarter ended December 31, 2005. We will update our discussion of internal control changes in our 10-K for the year ended June 30, 2005 and our next 10-Q for the quarter ended September 30, 2005

PART II - OTHER INFORMATION

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

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company and its subsidiary, Employment Systems, Inc. ("ESI"), each allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750,000.00 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. As such, the guarantees allegedly provided by the Company and ESI could thereby be invalided. Discovery has commenced but is not complete at this time. Trial has not been set. Management has fully cooperated in our investigation of the facts and we intend to defend against the claims asserted.

On March 17, 2005, Greenland Corporation ("Plaintiff"), filed an amended complaint in the Superior Court of California, County of San Diego, Case No. GIC842605, against the Company and multiple other individuals and entities resulting from a transaction as evidenced by the "Agreement to Acquire Shares" dated August 9, 2002, whereby the Company obtained a controlling equity interest in Plaintiff. Plaintiff contends that the Company engaged in various forms of wrongdoing including breach of fiduciary duty, conversion, conspiracy and aiding and abetting. The Company and each of its co-defendants have challenged the legal sufficiency of Plaintiff's claims and allegations. However, the court has not yet ruled on the multiple challenges although we believe that the claims generally lack merit. Discovery has commenced but is not complete at this time. Trial has not been set. Management has fully cooperated in our investigation of the facts and we intend to continue with vigorous defense against the claims asserted.


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