Form 10KSB
period 2005-06-30
DALRADA FINANCIAL CORP
filed 2005-10-13
CIK 725394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

  (Mark One)
     [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 2005.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____ to ______

                         Commission file number 0-12641

                          DALRADA FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)


                   DELAWARE                                13-0021693
        -------------------------------              -------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

                          9449 BALBOA AVENUE, SUITE 210
                               SAN DIEGO, CA 92123
                    (Address of principal executive offices)

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

The issuer had revenues of $19,476,000 for the fiscal year ended June 30, 2005.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2005 was approximately $2,153,000 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of June 30, 2005, 735,248,867 shares of the issuer's Common Stock were outstanding. As of August 31, 2005, 752,908,407 shares of the issuer's Common Stock were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES [ ]   NO [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Dalrada Financial Corporation (OTCBB symbol: DRDF) ("DRDF" or the "Company") was incorporated in March 1982 under the laws of the State of California, and reincorporated in May 1983 under the laws of the State of Delaware. The Company's principal executive offices are located at 9949 Balboa Avenue, Suite 210, San Diego, CA 92123. The Company's main phone number is (858) 277-5300.

         We provide a variety of financial, staffing, and human resources services to small and medium-size businesses. These services allow our customers to outsource many human resources tasks, including payroll processing, workers' compensation insurance, health insurance and employee benefits. These financial services relieve existing and potential customers of the burdens associated with personnel management and control.

         DRDF provides services through its wholly-owned subsidiaries and division, SourceOne Group, Inc. ("SOG"), Master Staffing and Heritage Staffing; in addition, through The Solvis Group, Inc., ("Solvis") a 90% owned subsidiary that includes several operating units, including CallCenterHR(TM), Worldwide of California, and M&M Nursing. These companies and business units provide a broad range of financial services, including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, and temporary staffing services, to small and medium-sized businesses.

         In January 2003, we completed the acquisition of a controlling interest approximating 88% of the shares of Greenland Corporation, whose shares were traded on the NASD Electronic Bulletin Board under the symbol GRLC. Subsequently, in March 2004, due to disagreements with Greenland's management, we entered into an agreement with Greenland to return most of our shares in Greenland in return for Greenland's forgiveness of certain DRDF indebtedness and business opportunities. Greenland is not longer affiliated with Dalrada.

         In January 2003, we completed the acquisition of a controlling in the shares of Quik Pix, Inc. ("QPI"), located in Anaheim, California. QPI shares are traded on the National Quotation Bureau Pink Sheets(R) under the symbol QPIX. At the time of acquisition, QPI's principal business was providing products and services associated with visual marketing support. At that time, QPI's major source of revenues is in developing and mounting photographic and digital images for use in display advertising for tradeshows and customer building interiors. QPI also has a proprietary product PhotoMotion(TM), which is a patented color medium of multi-image transparencies. The process uses existing originals to create the illusion of movement, and allows for three to five distinct images to be displayed with an existing lightbox.

         In July 2005, QPI acquired Solvis from DRDF and changed its name to The Solvis Group and its trading symbol to SLVG. Solvis principally serves as a staffing company and provides extensive human resources services. At this time, DRDF owns 90% of Solvis. Also in July 2005, Solvis organized a wholly-owned subsidiary, Imaging Tech, Inc., in order to separately pursue its remaining imaging business.

Market Overview - Financial and Human Resources Services

         Our entry into the financial services and human resources business, in November 2001, was through the acquisition of professional employer organizations ("PEO"). We are expanding the services we provide beyond PEO services, including staffing. Our services cover a broad range of services including payroll management, workers' compensation insurance, and safety programs. Expanded products and services are made available to employers and employees, such as payroll debit cards, group health insurance, 401(k) and 125-Flex plans, supplemental insurance, payroll advances, and other value-added benefits.

         The burdens placed on small and medium-sized employers by the complex legal and regulatory issues related to human resources management caused our industry segment to grow beginning in the 1980's. While various service providers have been available to assist these businesses with specific tasks, companies like ours emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. Integral to our client relationships, we assume broad aspects of the employer/employee relationship. Because we provide employee-related services to a large number of employees, we provide economies of scale that provide our clients employment-related functions more efficiently, provide a greater variety of employee benefits, and devote more attention to human resources management.

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

Market Overview - Imaging Products

         We continue to operate a business unit (Imaging Tech, Inc., a wholly-owned subsidiary of The Solvis Group) to market our proprietary imaging products and to provide photographic services to selected clientele.

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

         Photomotion is a patented process for adding multiple images to backlit static displays that appear to change as the viewer passes by the image. The Photomotion process uses existing original art to create an illusion of movement; and allows for separate and distinct image displays. It allows for three to five distinct images to be displayed within an existing light box. Images appear to change or "morph" as the viewer passes the display.

         We offer a spectrum of services allowing a client to produce color visuals (digital and photographic) according to parameters as specified by a client. We also offer a full range of color laboratory reproduction services.

         The market for Photomotion and color reproduction services is large. The products are especially useful in point-of-purchase displays, indoor display advertising, and trade show exhibits and displays. To date, marketing has been limited to targeted customers such as beverage companies, casinos, sports arenas, and other specialty clients.

Business Strategy
-----------------

Financial and Human Resources Services

         Our business provides a broad range of services associated with human resources management. These include benefits and payroll administration, health and workers' compensation insurance programs, other benefits programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services.

         Administrative Functions. We perform a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include payroll processing, payroll tax deposits, quarterly payroll tax reporting, employee file maintenance, unemployment claims processing, workers' compensation claims management and reporting, safety programs, and other benefits administration..

         Workers' Compensation. We provide workers' compensation insurance through independent carriers and coordinate rates, compliance, claims, safety programs, and medical review. We provide coverage through an A-rated national carrier and take responsibility for payment of premiums and the deposit of adequate reserves against claims.

         Benefit Plans Administration. We sponsor benefit plans including individual and group health coverage, 401(k) and 125-Flex plans, and others. We are responsible for the costs and premiums associated with these plans, act as plan sponsor and administrator of the plans, negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations, and serve as liaison for the delivery of such benefits to worksite employees.

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

         Service Staffing and/or Services Agreement. All clients we serve sign a service staffing agreement and/or services agreement ("Client Agreement"), which establishes our service fee. The client agreement is subject to periodic adjustments to account for changes in the composition of the associated workforce and statutory changes that affect our costs. Our client agreement establishes the division of responsibilities between us and client management at the employee worksite. We are responsible for personnel administration and are liable for certain employment-related government regulation. In addition, we assume liability for payment of salaries, wages (including payroll taxes), and employee benefits of worksite employees. Client company management retains the employees' services and remains liable for the purposes of certain government regulations.

         Our business represents a distribution channel for a wide variety of employer and employee benefit programs such as 401(k) plans, 125-Flex plans, legal services, tax consulting, payroll advances, and insurance programs. Our intention is to expand our business through offering a variety of financial services.

         Our business is growing rapidly, but profit margins are small. Consequently, profitability depends on (1) economies of scale leading to greater operating efficiencies; and (2) value-added services such as training, education, Internet support, and other services that may be used by employers and employees.

         The income model for the service segment of our business generally revolves around fees charged per employee. While gross profit is low, gross revenues are generally substantial. To this end, the Company intends to pursue acquisitions of small firms and strategic alliances with similar companies as ours.

         We evaluate our business as one segment even though our staffing and human resources services and products are offered under various brand names.

         Imaging Products and Services

         We continue to provide imaging products and services through the Imaging Tech subsidiary of The Solvis Group subsidiary. This business segment includes our proprietary ColorBlind color management software, our patented Photomotion visual images, and photographic services.

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

Competition

         The financial and human resources services business is highly competitive, with over 800 firms operating in the U.S. There are several firms that operate on a nationwide basis with revenues and resources far greater than ours. Some large PEO companies are owned by insurance carriers and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, and Staff Leasing, Inc. Also see "Risks and Uncertainties."

         The markets for our imaging products and services are also highly competitive and rapidly changing. Our ability to compete in our markets depends on a number of factors, including the success and timing of product and services introductions by us and our competitors, selling prices, performance, distribution, marketing ability, and customer support. A key element of our strategy is to provide competitively-priced, quality products and services.

Operations

         Our corporate headquarters facility in San Diego, California houses most of our administrative operations. Human resource services operations are conducted from the Company's headquarters offices and small branch offices in Michigan and Anaheim California.

Manufacturing, Production, and Sources of Supply

         We manufacture our software products in-house and through selected outside vendors. Also see "Risks and Uncertainties."

Research and Development

         Some of our imaging products are characterized by rapidly evolving technology, frequent new product introductions, and significant price competition. Accordingly, we monitor new technology developments and coordinate with suppliers, distributors and dealers to enhance existing products and to lower costs. Advances in technology require ongoing investment. We have entered into no formal projects in research and development for several years; however, we do make modifications to existing products on an as-needed basis to maintain their currency. Also see "Risks and Uncertainties."

Intellectual Property

         Our software products are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by our software. We protect our software source code as trade secrets and make our proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. Imaging Tech, Inc. (The Solvis Group) holds the patent for Photomotion Images. Technology products exist in a rapidly changing business environment. Consequently, we believe the effectiveness of patents, trade secrets, and copyright protection is less important in influencing long term success than the experience of our employees and our contractual relationships. Due to lack of sales of the Photomotion Images , Dalrada intends to fully write-off the value of the related patent at fiscal June 2005 year end. The book value is approximately $1.6 million.

         We have obtained U.S. registration for several of our trade names or trademarks, including ColorBlind, Photomotion Images, MedicalHR, CallCenterHR, SourceOne Group, and The Benefits Bank. These trade names are used to distinguish our products and services in the markets we serve. During fiscal 2005 the Company elected to fully reserve for the costs of the patents.

         If we fail to establish that we have not violated the asserted rights, we could be prohibited from marketing the associated product and/or services, and we could be liable for damages. We rely on a combination of trade secret, copyright and trademark protection, and non-disclosure agreements to protect our proprietary rights. Also see "Risks and Uncertainties."

Employees

         Our Company (including subsidiaries, but not including employees pursuant to staffing and/or co-employer client contracts) employed a total of 50 individuals worldwide as of August 31, 2005. Of this number, 10 were involved in sales and marketing, 8 in corporate administration and finance, 30 were in human resources, payroll, and benefits administration, and 2 in engineering and technical support. There is no union representation for any of our employees.

Government Regulation

         While many states do not explicitly regulate companies like ours, over 20 states have passed laws that have licensing or registration requirements for professional employer organizations ("PEO"), which is a component of our business. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs and, in some cases, codify and clarify the co-employment relationship for unemployment, workers' compensation, and other purposes under state law. We estimate that the annual costs of compliance with these regulations is approximately $250,000.

ITEM 2.  DESCRIPTION OF PROPERTY

         DRDF owns no real property. Dalrada leases the facility at 9449 Balboa Avenue, Suite 210, San Diego, California, 92123. This is a new five year lease entered into on August 3, 2005 by the Christianson Group, a wholly-owned subsidiary.. The facility is approximately 5,397 square feet and will serve as our new corporate headquarters. Payments under the lease are currently $10.8 thousand per month.

         Dalrada's, Source One Goup, Inc. subsidiary, leases the facility at 1520 Lewis Street, Anaheim California. This is a month-to-month agreement entered into on December 15, 2004 with Employment Systems, Inc.. The facility is approximately 10,000 square feet. Payments under the lease are currently $2 thousand per month.

         Dalrada's, The Solvis Group subsidiary leases the facility at 1520 Lewis Street, Anaheim, California. This is month-to-month agreement entered on December 15, 2004. The facility is approximately 10,000 square feet. Payments under the lease are currently $6 thousand per month.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its SourceOne Group ("SOG") subsidiary have been sued by the Arena Football 2 Operating Company, LLC ("Arena") in Wayne County Circuit Court, Michigan. The claims made by Arena against the Company and SOG are that SOG failed to perform under an agreement to procure and furnish workers' compensation insurance and that Arena incurred alleged damages in an amount no less than $709 as a result. Management has vigorously contested the claims made by Arena. In addition, the Company has filed claims against Arena and Arena's agent, Thilman and Filippini, based on, among other things, the representations made to SOG that let it to enter into the agreement with Arena. The case remains in the discovery phase.

The Company and SOG have been sued by Liberty Mutual Insurance Company ("Liberty") in the United States District Court for the Northern District of Illinois. The nature of the specific claims made by Liberty against the Company and SOG are that the Company and SOG were and are obligated to make additional premium payments to Liberty for workers' compensation insurance, which is related to the Arena litigation described above. The initial claim by Liberty was estimated by Liberty to be $829 and is now claimed to exceed $1,000. Management has vigorously contested the claims made by Liberty. The case remains in the discovery phase.

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company and its subsidiary, Employment Systems, Inc. ("ESI"), each allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750,000.00 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. As such, the guarantees allegedly provided by the Company and ESI could thereby be invalided. Discovery has commenced but is not complete at this time. Trial has not been set. Management has fully cooperated in our investigation of the facts and we intend to defend against the claims asserted. This Company has reached a verbal settlement with the plantiff., pending the completion of the signed agreement.

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

On August 29, 2005, United Bank & Trust filed suit against the Company and other parties. The allegations of the lawsuit are that the Company guaranteed certain debt owed by InfoServices, Inc. and is liable in the amount of $678. The case is in its early stages and discovery has not yet commenced. However, the Company intends to vigorously defend itself against the claims asserted.

On September 7, 2005, the arbitrator from the American Arbitration Association awarded to Accord Human Resources a judgment against Greenland Corporation and the Company as the guarantor, an amount equaling $168. Legal counsel has estimated that the claim could amount to as much as $214. The Company has reserved $200 for the claim.

Throughout fiscal 2004 and 2005, and through the date of this filing, trade creditors have made claims and/or filed actions alleging the failure of the Company to pay its obligations to them in a total amount exceeding $3,000. These actions are in various stages of litigation, with many resulting in judgments being entered against the Company. Several of those who have obtained judgments have filed judgment liens on the Company's assets. These claims range in value from less than one thousand dollars to just over one million dollars, with the great majority being less than twenty thousand dollars.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

ANNUAL MEETING OF STOCKHOLDERS HELD ON MAY 14, 2004

Notice was given and the 2004 Annual Meeting of Stockholders of DALRADA FINANCIAL CORPORATION, formerly Imaging Technologies Corporation, was be held at 9449 Balboa Avenue, Suite 211, San Diego, California 92123, at 10 a.m., local time, to where upon the following proposals were approved by a majority of the shareholders:

1. The election of five persons named in the accompanying Proxy Statement to serve as directors on the Company's board of directors (the "Board") and until their successors are duly elected and qualified;

2. To approve an amendment to the Company's certificate of incorporation (the "Certificate of Incorporation") to increase the number of the Common Stock, authorized to be issued from 500,000,000 shares to 1,000,000,000 shares;

3. To ratify the appointment of Pohl, McNabola, Berg and Company, LLP, as the Company's independent auditors for the fiscal year ending June 30, 2004; and

4. To consider and transact such other business as may properly come before the Meeting or any adjournment(s) thereof.

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



                                               High         Low
                                               ----         ---
              Year ended June 30, 2004
                   First quarter             $  0.04     $  0.01
                   Second quarter               0.04        0.02
                   Third quarter                0.02        0.01
                   Fourth Quarter               0.01        0.01

              Year Ended June 30, 2005
                   First quarter             $  0.01     $  0.01
                   Second quarter               0.00        0.00
                   Third quarter                0.00        0.00
                   Fourth quarter               0.00        0.00
              Year Ended June 30, 2006
                   First quarter             $  0.00     $  0.00


         As of August 31, 2005, there were approximately 498 registered shareholders of DRDF's Common Stock and 747,103,929 shares issued and outstanding.


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

On May 10, 2004, two certificates for 20,000,000 and 16,000,000 for an aggregate of 36,600,000 shares, were issued to Bicoastal Consulting Group at $0.003 per share. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Bicoastal Consulting Group was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On June 1, 2004, 300,000 shares were issued to Reid at $0.011 per share. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Reid was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On June 2, 2004, 38,927,428 shares were issued to Bristol Investment Fund, Ltd. as a partial conversion of $118,000 of principal at $0.003 per share. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Bristol Investment Fund, Ltd. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On June 2, 2004, 13,954,855 shares were issued to Stonestreet Limited Partnership at $0.00475 per share for conversion of a convertible debenture valued at $65,000 plus $1,285.56 in interest. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended

On June 2, 2004, 36,771,937 shares were issued to Balmore S.A at $0.0046526 per share for conversion of a convertible debenture valued at $140,000 and $31,087.79 in interest. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended.

On June 3, 2004, 24,524,070 shares were issued to the Stonestreet Limited Partnership as a conversion of a convertible debenture valued at $98,000 of principal at $0.004 per share. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Longview Fund, LP was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.


FISCAL YEAR 2005
----------------

On July 12, 2004, 38,000,000 shares were issued to the Longview Fund, LP as a partial conversion of a convertible debenture valued at $175,560 of principal at $0.00462 per share. These shares were issued pursuant to the exempt provided by
Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Longview Fund, LP was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On July 26, 2004, 450,000 shares were issued to Technipower, Inc, at $.005 per share. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Technipower, Inc. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On September 28, 2004 Allen, Sheridan and Temple were issued an aggregate of 1,500,000 shares at $0.0025 per share. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that the investors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On September 28, 2004, 10,108,706 shares were issued to Bristol Investment Fund, Ltd. as a partial conversion of $17,500 of principal and $3,728.22 of interest at $0.0021 per share. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Bristol Investment Fund, Ltd. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 19, 2004, David Whiteford , Michael Brann , and Jason Brann were issued 375,000, 576,950 and 576,950 shares of Dalrada common stock respectively valued at $.00458 a shares for they service they performed in relation to the acquisition of Jackson Staffing. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that David Whiteford, Michael Brann and Jason Brann were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 19, 2004, Anne Woelk was issued 144,000 shares valued at $.00500 a share for administrative services rendered. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Anne Woelk was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 22, 2004, 28,427,032 shares were issued to Bristol Investment Fund, Ltd., as a conversion of $35,000 of principal and $7,640.55 of interest at $0.00147. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Bristol Investment Fund, Ltd., was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 25, 2004, Dominick Zack was issued 4,000,000 shares valued at $.00500 a share for accounting services rendered in relation to the Jackson Staffing subsidiary. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Dominick Zack was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 25, 2004, Deborah McNeil was issued 1,000,000 shares valued at $.00500 a share for accounting services rendered in relation to the Jackson Staffing subsidiary. These shares were issued pursuant to the exempt provided by
Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Deborah McNeil was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On December 3, 2004, 23,757,224 shares were issued to Bristol Investment Fund, Ltd. for conversion of $29,000 of principal and $6,635.84 of interest at $0.00154 per share. These shares were issued pursuant to the exempt provided by
Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Bristol Investment Fund, Ltd., was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On December 13, 2004, 21,121,413 shares were issued to Stonestreet Limited Partnership at $0.00151 per share for conversion of a convertible debenture valued at $30,000 plus $1893.56 in interest. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Stonestreet Limited Partnership was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On April 8, 2005, 46,852,670 shares were issued to Balmore S.A. at $0.00181 per share for conversion of a convertible debenture valued at $65,000 plus $19,803.33 in interest. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Balmore S.A. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On June 13, 2005, 6,000,000 shares were issued to John Capezzuto at $0.005 per share. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that John Capezzuto was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

Subsequent Issuances
--------------------

On July 12, 2005, 17,659,540 shares were issued to Bristol Investment Fund, Ltd. at $0.001267 per share for conversion of a convertible debenture valued at $22,374.67. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Bristol Investment Fund, Ltd was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-KSB. The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; our inability to retain key employees; our inability to obtain sufficient financing to continue to expand operations; and changes in demand for products by our customers.

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

In January 2003, we completed the acquisition of controlling interest (approximately 85%) in the shares of Greenland Corporation whose shares are traded on the NASD Electronic Bulletin Board under the symbol GRLC. Subsequently, in March 2004, we entered into an agreement with Greenland to return most of our shares in Greenland in return for Greenland's forgiveness of certain DRDF indebtedness and business opportunities. We no longer have an affiliation with Greenland Corporation.

In January 2003, we completed the acquisition of a controlling interest (85%) in the shares of Quik Pix, Inc. ("QPI"). QPI shares are traded on the National Quotation Bureau Pink Sheets under the symbol QPIX. QPI is a visual marketing support firm located in Anaheim, California. Its principal service is to provide photographic and digital images mounted for customer displays in tradeshow and other displays .Its principal product, PhotoMotion is a patented color medium of multi-image transparencies. The process uses existing originals to create the illusion of movement, and allows for six to five distinct images to be displayed with an existing lightbox.

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

On April 4, 2005, we completed an acquisition of certain assets of Heritage Staffing Group, Inc. ("Heritage"). The purchase price was $80 consisting of $20 in cash, a $45 note payable to the owner of Heritage and 5,000,000 warrants to purchase shares of DRDF common stock valued at $14. Heritage is in the temporary staffing business and we acquired certain assets of Heritage to complement our other temporary staffing business.

On May 5, 2005 we established a self-insured worker's compensation program. In connection with this self-insured program, we were required to establish a worker's compensation deposit in the amount of $2,625. Our maximum exposure under this self-insured worker's compensation program is $4,200 and we are liable up to $250 per occurrence. We purchase coverage from a worker's compensation insurer to cover additional losses above the policy limits. We believe that we can expand our staffing business as a result of us establishing this self-insured worker's compensation program

Our current strategy is: to expand our financial services businesses, including PEO services and temporary staffing, and to continue to commercialize imaging technologies, including PhotoMotion Images and ColorBlind color management software through our QPI subsidiary.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our June 30, 2005 financial statements included elsewhere in this Form 10KSB includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to our recent loss from operations, the decreases in our working capital and net worth. In addition, we are late in our filing of payroll tax returns for certain of our PEO divisions and are delinquent on the payment of payroll tax withholdings. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations. In addition, we will continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, value of intangible assets and valuation of non-cash compensation. We base our estimates and judgments on historical experiences and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, estimated fair value of equity instruments used for compensation, estimated tax liabilities from PEO operations and estimated liabilities associated with worker's compensation liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included elsewhere in this Form l0-KSB.

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

RESULTS OF OPERATIONS (IN $000)

YEAR ENDED JUNE 30, 2005 COMPARED TO YEAR ENDED JUNE 30, 2004
-------------------------------------------------------------

REVENUES

Total revenues were $19,476 and $13,526 for the year ended June 30, 2005 and 2004, respectively; an increase of $5,950 (44%). The principal reason for the increase is due to a full year of revenue from our temporary staffing division for the year ended June 30, 2005 as compared to only ten months for the same period in 2004 and an overall increase in revenue in our staffing division.

PEO SERVICES

PEO revenues were $1,930 and $2,607 for the year ended June 30, 2005 and 2004, respectively; a decrease of $667 (26%) due primarily to the decrease in our PEO customer base due to an increased focus by us to expand our temporary staffing business.

TEMPORARY STAFFING

In September 2003, we entered into an agreement to purchase a temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. In June 2004, we entered into an agreement to purchase certain assets of M&M Nursing, a temporary staffing agency for nurses. During fiscal 2005, Jackson Staffing and M&M Nursing were renamed Solvis Group, Inc. Temporary Staffing revenues were $17,029 and $10,119 for the year ended June 30, 2005 and 2004, respectively; an increase of $6,910 (68%). The principal reason for the increase is due to a full year of revenue from our temporary staffing division for the year ended June 30, 2005 as compared to only ten months for the same period in 2004 and an overall increase in revenue in our staffing division due to our focus to grow this segment of our business.

PRODUCTS

Sales of products were generated principally from our QPI subsidiary. Products revenues were $447 and $764 for the year ended June 30, 2005 and 2004, respectively; a decrease of $317 (41%). The decrease is principally due to lower sales of photographic and digital images though our QPI subsidiary.

SOFTWARE

Software revenues were $70 and $36 for the year ended June 30, 2005 and 2004, respectively; an increase of $34 (94%). Revenues from licenses and royalties for the periods were insignificant.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using our technologies. These revenues continue to decline as we have elected to transfer our ColorBlind software to QPI, which has accelerated product development and begun to implement a more aggressive product sales program.

COST OF PRODUCTS SOLD

Cost of PEO services for the year ended June 30, 2005 and 2004 was $1,424 (74% of PEO revenues) and $894 (34% of PEO revenues), respectively. The decrease in gross profit is due primarily to us incurring additional employee benefit related costs.

Costs of temporary staffing for the year ended June 30, 2005 and 2004 was $15,010 (88% of temporary staffing revenue) and $9,209 (91% of temporary staffing revenue), respectively. The significant increase is due to the increase in temporary staffing revenue.

Cost of products sold for the year ended June 30, 2005 and 2004 were $93 (21% of product sales) and $196 (26% of product sales), respectively.

Cost of software, licenses and royalties for the year ended June 30, 2005 and 2004 were $3 (4% of software, license and royalties revenue) and $3 (8% of software, license and royalties revenue), respectively.

OPERATING EXPENSES

Operating expenses for the year ended June 30, 2005 and 2004 were $5,578 and $4,196, respectively; an increase of $1,382 (33%). The increase is due to an overall increase in our business as reflected in the 44% increase in revenues.

During the year ended June 30, 2005, we determined that the cost of the patent was not recoverable and took a write-off related to the patent of $1,348.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the year ended June 30, 2005 and 2004 was $1,709 and $1,930 respectively; a decrease of $221 (11%). The decrease is principally due to the write off of the unamortized debt discounts associated with the conversion of debentures into common stock for the year ended June 30, 2004 (there were fewer conversions during the year ended June 30, 2005) offset by an increase due to the amount of debt outstanding.

GAIN ON EXTINGUISHMENT OF DEBT

Gain on the extinguishment of debt was $829 and $1145 for the year ended June 30, 2005 and 2004, respectively. The amounts related to accounts payable, which had become stale and uncollectible under the Statute of Limitations in the State of California and upon obtaining a legal opinion with respect to the State of California Statute of Limitations.

GAIN FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES


During the year ended June 30, 2005, we recorded as other income an adjustment of accrued PEO payroll taxes payable of $1,895 resulting from reconciliations of certain liabilities with the Internal Revenue Service and certain State taxing authorities of amounts due for delinquent payment of payroll tax liabilities. We continually updates our estimate of the amount due related to delinquent payroll taxes and penalties as we receive correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities.


LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through cash generated from operations, debt financing, and the sale of equity securities. Additionally, in order to facilitate our growth and future liquidity, we have made some strategic acquisitions.

As a result of some of our financing activities, there has been a significant increase in the number of issued and outstanding shares. During the year ended June 30, 2005 and the year ended June 30, 2004, we issued an additional 182,890,125 and 371,126,679 shares, respectively. These shares of common stock were issued primarily for corporate expenses in lieu of cash, for acquisition of businesses, for the conversion of convertible debentures and other debt, and for the exercise of warrants.

As of June 30, 2005, we had negative working capital of $26,780, a decrease in working capital of $4,844 since June 30, 2004.

The Company is late on filing payroll tax returns and owes approximately 8.8 million in past due payroll taxes.

Net cash used in operating activities was $4,351 for the year ended June 30, 2005 as compared to net cash used in activities of $489 for the prior-year period; a decrease of $3,862. The principal reason for the decrease was the payment of the worker's compensation premium and the worker's compensation deposit paid during the year ended June 30, 2005.

Cash provided by financing activities was $4,482 for the year ended June 30, 2005 as compared to $526 for the year ended June 30, 2005, an increase of $3,956 from the prior-year period. The primary reason for the increase was the issuance of two notes payable totaling $3,710 to pay the worker's compensation premium and deposit.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50 per share. The aggregate amount of such dividends in arrears at June 30, 2005, was approximately $453.

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we devote to marketing and selling our products and services, and other factors. The report of our independent auditors accompanying our June 30, 2005 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth.

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

During the fiscal year ended June 30, 2005 the Company recorded approximately $463,000 in loss reserves.

OFF-BALANCE ARRANGEMENTS
------------------------

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



ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 3, 2003, the Registrant appointed Pohl, McNabola, Berg & Company, LLP ("PMBC") as Dalrada Financial Corporation's ("DRDF," the "Registrant", or the "Company") independent auditors upon the recommendation of its Audit Committee.



ITEM 8A. Controls and Procedures.

         (a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period ended June 30, 2005, covered by this annual report (the "Evaluation Date"), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The material weaknesses in internal control over financial reporting resulting from the Chief Executive Officer and Chief Financial Officer's evaluation are described below. In addition there are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.


         (b) Except as described below, during our fourth quarter of fiscal 2005, there were no changes made in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attached as Exhibits 31.1 and 31.2 to this annual report are certifications of the Chief Executive Officer and Chief Financial Officer required in accordance with Rule 13a-14(a) of the Exchange Act. This portion of the Company's annual report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

In conjunction with their audit of our fiscal year 2005 consolidated financial statements, PMB & Co., LLP (PMB), the Company's independent registered public accounting firm, identified and orally reported to management and the Audit Committee the material weaknesses under standards established by the Public Company Accounting Oversight Board (PCAOB). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The material weaknesses were identified as:

(1) Planning and implementation of the Company's Accounting System; (2) Financial Statement closing process; (3) Ineffective Information Technology control environment, including the design of the Company's information security and data protection controls; (4) Untimely detection and assessment of impairment of intangible assets (i.e., patents where indicators of impairment are present; (5) Inadequate review of the valuation of certain payroll tax liabilities that resulted in post-closing journal entries to properly reflect the Company's payroll tax liabilities; (6) Proper recording of conversion of debt into shares of common stock, including the ability of certain managers to record journal entries without adequate review or supporting documentation and an inability by management to adequately review the issuance of common stock; and, (7) Lack of the necessary depth of personnel with sufficient technical accounting experience with U.S. GAAP to perform an adequate and effective secondary review of technical accounting matters. The Company will continue to evaluate the material weaknesses and will take all necessary action to correct the internal control deficiencies identified. The Company will also further develop and enhance its internal control policies, procedures, systems and staff to allow it to mitigate the risk that material accounting errors might go undetected and be included in its consolidated financial statements.

The Company contemplates undertaking a thorough review of its internal controls as part of the Company's preparation for compliance with the requirements under
Section 404 of the Sarbanes-Oxley Act of 2002 and the Company is using this review to further assist in identifying and correcting control deficiencies. At this time, the Company has not completed its review of the existing controls and their effectiveness. Unless and until the material weaknesses described above, or any identified during this review, are completely remedied, evaluated and tested, there can be no assurances that the Company will be able to assert that its internal control over financial reporting is effective, pursuant to the rules adopted by the SEC under Section 404, when those rules take effect.


ITEM 8B.

None

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The directors and executive officers of the Company, their ages and positions with the Company as of June 30, 2004 are as follows:


       Name                   Age   Since   Director Title

       Brian Bonar            58    1995    Director and Chief Executive Officer
       Richard H. Green       69    2000    Director
       Robert A. Dietrich     60    2000    Director
       Eric W. Gaer           57    2000    Director
       Stephen J. Fryer       67    2000    Director
       Randall Jones          51    2005    Chief Financial Officer

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

         Robert A. Dietrich has served as a director of the Company since January 2000 and currently serves on the Audit Committee of the Board. For a period of time during 2002 he served as Chief Accounting Officer and President of Source One Group. He is currently a Director, COO and CFO of Security First International Holdings, Inc. ("SFNH:PK"). During 2004 and 2005 he was President and CEO of Energy Transfer Corporation, a privately held bio-energy company. In 2003 and 2004 he was Founder and Chief Financial Officer of Modofood USA, Inc., a privately held food technology enterprise. In 1998 he helped found Cyber Air Communications, Inc. in which he served as a Director and President until 2002. Mr. Dietrich has been performing investment banking and consulting services for clients since 1990. Prior to that he has served as CEO, COO or CFO of privately held middle market companies. He is an accounting graduate from Notre Dame and possesses an MBA from U.of Detroit. He possesses a CPA certificate from Illinois.

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

         STEPHEN J. FRYER has served as a director of the Company since March 2000. He is currently Managing Director for Grant Bettingen, Inc, a Newport Beach, CA based full service Investment Banking firm. Mr. Fryer has also served as CEO, Founder and President of World Comnet, Inc., which went public on the Vancouver Stock Exchange and was Managing Director of Ventana International, Inc., a venture capital and boutique investment-banking firm with over $150 million in capital. Previously, he was Chairman and CEO of Pen Interconnect, Inc., an electronic circuit board manufacturer. Previously, he spent over 28 years in the computer business in the USA as well as Asia and Europe. He is a graduate of the University of Southern California with a degree in Mechanical Engineering and a minor in Economics.

         RANDALL JONES became the CFO for Dalrada in January of 2005. Mr. Jones is also the CFO for Kaire Holdings Incorporated and Warning Management Services, Inc. Prior to that, Mr. Jones was CEO of South Coast Corporate Development since 1981. Mr. Jones has over twenty-five years experience as a financial executive. He has consulted to companies in a variety of industries, from aerospace, manufacturing, retail, employee staffing to banking. His area of specialty is consulting to companies that either want to enter the public marketplace or are already publicly held and need assistance in the reorganization of their accounting operations and public reporting.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Audit Committee of the Board of Directors consists of Mr. Dietrich and Dr. Green, both of whom are independent and qualify as financial experts under SEC regulations.

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

         To DRDF's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

BUSINESS ETHICS CONFLICTS OF INTERESTS POLICY

         The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees, which is attached as exhibit 33.1 to this report.


ITEM 10. Executive Compensation

                                                                              LONG TERM
                                               ANNUAL COMPENSATION       COMPENSATION AWARDS
                                               --------------------      -------------------
                                                                                OPTIONS/
NAME AND PRINCIPAL POSITION      FISCAL YEAR    SALARY       OTHER              SARS (#)
                                 -----------    ------       -----              --------

Brian Bonar                         2005       $282,000          $0                  0
Chairman, Board of Directors,       2004       $150,000          $0                  0
President and C.E.O.                2003        $76,814          $0         15,000,000

James R. Downey, Jr.(1)             2004       $100,000     $20,000                  -
Former Chief Operating  Officer     2003        $79,000                      9,500,000
and Chief Accounting Officer

Randall Jones                       2005        120,000      40,000
Chief Financial Officer

(1) Mr. Downey joined the Company effective January 6, 2003 and resigned effective January 31, 2004.


         The following table provides information on Options/SARs granted in the 2004 Fiscal Year to the Named Officers.


                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                               Percent of                                   Annual Rates of
                             Number of           Total                                        Stock Price
                             Securities       Options/SARs                                  Appreciation for
                             Underlying        Granted to     Exercise or                   Option Term (4)
                            Options/SARs      Employees in    Base Price    Expiration     ------------------
Name                        Granted (#)       Fiscal Year      ($/share)       Date        5% ($)     10% ($)
----                        -----------       -----------      ---------       ----        ------     -------
Brian Bonar                  7,000,000           23.7%           $0.015      12/1/05       5,250      10,500
James R. Downey, Jr. (1)             0

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


                           SHARES                       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                           ACQUIRED ON    VALUE         UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS/SAR
NAME                       EXERCISE (#)   REALIZED ($)  OPTIONS/SAR'S AT FY-END (#)     AT FISCAL YEAR END ($) (2)
------------------------   ------------   ------------  ------------------------------  --------------------------

                                                        -----------      -------------  -----------  -------------
                                                        EXERCISABLE      UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                                        -----------      -------------  -----------  -------------
Brian Bonar                    ---                       8,000,000            ---           $0           ---
James R. Downey, Jr. (1)       ---            ---        9,500,000            ---           $0           ---

(1) Mr. Downey resigned effective January 30, 2004

N/A

COMPENSATION OF DIRECTORS

         Each member of the Board of Directors of the Company receives a fee of $500 from the Company for each meeting attended.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

         None


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee currently consists of Messrs. Gaer and Green. Neither of these individuals was an officer or employee of the Company at any time during the 2005 Fiscal Year. Mr. Gaer owns a company that receives consulting fees from the Company.

AUDIT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Audit Committee currently consists of Messrs. Green and Dietrich. Neither of these individuals was an officer or employee of the Company at any time during the 2004 Fiscal Year.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to DRDF with respect to the beneficial ownership of DRDF's common stock as of August 31, 2005 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) each of DRDF's directors and executive officers, and (iii) all officers and directors of DRDF as a group. Except as otherwise listed below, the address of each person is c/o Dalrada Financial Corporation., 9449 Balboa Avenue, Suite 211, San Diego, CA 92123

--------------------------------------- --------------------- ----------------- ----------------
Name and Address
Of Beneficial Owner                     Number of Shares
Owned (1)                               Beneficially owned    Percent of class  Percent of class
--------------------------------------- --------------------- ----------------- ----------------
ALPHA Capital AG (4)
Pradafant 7                             36,642,857 (13)       .05%              .04%
9490 Furstentums,
Vaduz, Liechtenstein
--------------------------------------- --------------------- ----------------- ----------------
Gamma Opportunity Capital (5)
        Partners, LP                    36,642,857 (14)       .05%              .04%
British Colonial Centre of Commerce
One Bay Street, Suite 401
Nassau (NP), The Bahamas
--------------------------------------- --------------------- ----------------- ----------------
LONGVIEW FUND, L.P. (6)
1325 Howard Avenue, #422                32,571,428 (15)       .04%              .03%
Burlingame, CA 94010
--------------------------------------- --------------------- ----------------- ----------------
Stonestreet Limited Partnership (7)
C/o Canaccord Capital Corporation       24,428,571 (16)       .03%              .02%
320 Bay Street, Suite 1300
Toronto, Ontario M5H 4A6, Canada
--------------------------------------- --------------------- ----------------- ----------------
Director and Officers
--------------------------------------- --------------------- ----------------- ----------------
Brian Bonar           (8)               19,007,500            .03%              .02%
--------------------------------------- --------------------- ----------------- ----------------
Robert A. Dietrich (9)                  11,384,500            .01%              .01%
--------------------------------------- --------------------- ----------------- ----------------
Stephen J. Fryer   (10)                  7,453,250            .01%              .01%
--------------------------------------- --------------------- ----------------- ----------------
Eric W. Gaer        (11)                 9,936,000            .02%              .01%
--------------------------------------- --------------------- ----------------- ----------------
Richard Green      (12)                  9,969,500            .02%              .01%
--------------------------------------- --------------------- ----------------- ----------------
All current directors and
Executive officers (group of 5)         58,003,750            .09%              .06%
--------------------------------------- --------------------- ----------------- ----------------


(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of August 31, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Percentage based on 747,103,929 shares of common stock outstanding as of August 31, 2005, plus shares underlying each shareholders convertible note.

(3) Percentage based on 991,675,358 shares of common stock outstanding after the offering.

(4) Alpha Capital Aktiengesellschaft: In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Konard Ackerman may be deemed the control person of the shares owned by such entity. ALPHA Capital AG is a private investment fund that is owned by all its investors and managed by Mr. Ackerman. Mr. Ackerman disclaims beneficial ownership of the shares of common stock being registered hereto.

(5) Gamma Opportunity Capital Partners, LP: In accordance with Rule 13d-3 under the Securities Exchange Act 1934, Gamma Capital Advisors, Ltd., an Anguilla, British West Indies company, is the general partner to the stockholder Gamma Opportunity Capital Partners, LP, a Cayman Islands registered limited partnership, with the power to vote and dispose of the common shares being registered on behalf of the stockholder. As such, Gamma Capital Advisors, Ltd. may be deemed to be the beneficial owner of said shares. Christopher Rossman and Jonathan P. Knight, PhD. are the Directors of Gamma Capital Advisors, Ltd., each possessing the power to act on its behalf. Gamma Capital Advisors, Ltd., Christopher Rossman and Jonathan P. Knight, PhD. each disclaim beneficial ownership of the shares of common stock being registered hereto.

(6) Longview Fund, LP is a private investment fund that is in the business of investing publicy-traded securities for their own accounts and is structured as a limited liability company whose members are the investors in the fund. The General Partner of the fund is Viking Asset Management, LLC, a California limited liability company which manages the operations of the fund. Peter T. Benz is the managing member of Viking Asset Management, LLC. As the control person of the shares owned by Longview Fund, LP, Peter T. Benz may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(7) Stonestreet Limited Partnership: In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Mr. Michael Finkelstein may be deemed the control person of the shares owned by such entity. Stonestreet Limited Partnership is a private investment fund that is owned by all its investors and managed by Ms. Libby Leonard.

(8) Includes 12,000,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 30, 2005.

(9) Includes 9,125,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 30, 2005.

(10) Includes 4,875,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 30, 2005.

(11) Includes 7,375,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 30, 2005.

(12) Includes 40,750,000 shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 30, 2005.

(13) Concerning Alpha Capital Aktiengesellschaft: Assuming $225,000 of Convertible Debentures converted at $0.007 plus 4,500,000 warrants.

(14) Concerning Gamma Opportunity Capital Partners, LP: Assuming $225,000 of Convertible Debentures converted at $0.007 plus 4,500,000 warrants.

(15) Concerning Longview Fund, LP: Assuming $200,000 of Convertible Debentures converted at $0.007 plus 4,000,000 warrants.

(16) Concerning Stonestreet Limited Partnership: Assuming $150,000 of Convertible Debentures converted at $0.007 plus 3,000,000 warrants.


ITEM 12. Certain Relationships and Related Transactions

Transactions with a Director of the Company
-------------------------------------------

A director of the Company is a majority shareholder in a consulting firm that provides management and public relations services to the Company. The Company accrued consulting fees and expenses to this consulting firm in the amount of approximately $0 and $120 for the years ended June 30, 2005 and 2004, respectively.


Transactions with Officers and Key Executives
---------------------------------------------

During the year ended June 30, 2004, common stock with an aggregate fair market value of $8 was awarded to key executives as compensation and advances.

During the year ended June 30, 2004, the Company issued 7,272,110 shares of common stock to the Company's CEO as payment for accrued expenses and a note payable in the aggregate amount of $109.


Transactions with a Related Party
---------------------------------

In April 2004, the Company had a PEO services client whose Chairman of the Board is the Company's current CEO and Chairman. The Company received fees of $7 during the year ended June 30, 2004. The transaction is at fair value.

Warning Management Services, Inc.
---------------------------------

The Company's CEO and Chairman, Mr. Brian Bonar, is also the CEO and Chairman of Warning Management Services, Inc. In addition, the Company's CFO, Mr. Randall A. Jones, is also the CFO of Warning Management Services, Inc. Warning a public company, located in Southern California. Warning's operations consist of a modeling agency and providing temporary staffing services to government agencies and private companies.

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

PEO SERVICES AGREEMENT WITH WARNING PROVIDES FOR A FEE AT PREVAILING MARKET RATE
--------------------------------------------------------------------------------

In April 2004, the Company entered into an Agreement to provide PEO services for Warning. The Company receives from Warning a monthly administrative fee. During the year ended June 30, 2005, the Company has invoiced Warning $390 for management services and $45 for reimbursement of costs. Warning also paid expenses of $38 on behalf of the Company. As of June 30, 2005, the Company has an amount due to Warning of $194 that is included in current liabilities.

Kaire Holdings, Inc.
--------------------

The Company's Source One subsidiary processes the payroll for Effective Health, Inc. which is a wholly-owned subsidiary of Kaire Holdings, Inc. The Company's CFO, Mr. Randall A. Jones, is also the CFO of Kaire Holding, Inc.

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

10(y)        Acquisition Agreement between the Company and Dream Canvas, Inc., dated May 17, 2002; subject to completion of its terms.
             (Incorporated by reference to Exhibit 10(y) of Form 10-K filed D
             November 18, 2002.)                                                        *

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

10(op)       Agreement to Acquire Shares between the Company and The Christensen
             Group, et al, dated April 1, 2003. *

21           List of Subsidiaries of the Company                                        *

31.1         Certification of the Chief Executive Officer pursuant to Rule              **
             13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

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


(b) Reports on Form 8-K

DATE           SUBJECT
10/14/2003     Late filing of Form 10-KSB for fiscal year 2003, ended June 30,
               2003
01/13/2004     Resignation of Thomas Brown as Senior Vice President and Chief
               Financial Officer
03/04/2004     Disposition of Greenland Financial Corporation
05/24/2005     Transfer Solvis Group to Quik Pix, Inc. a wholly owed subsidiary
9/20/2005      Appointment of Chief Financial Officer

ITEM 14. Principal Accountant Fees and Services

         The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Pohl, McNabola Berg & Company, LLP


                                               For the Year Ended June 30,
                                                 2005               2004
                                                 ----               ----
Audit Fees                                    $110,000            $65,000
Audit-Related Fees                             $95,033            $22,085
Tax Fees                                         $0.00                 $-
All Other Fees                                   $0.00             $7,848
--------------                                   -----             ------
Total Fees                                    $205,033            $94,933

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


                               Dated:   October 13, 2005


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




SIGNATURE                 TITLE                                 DATE
---------                 -----                                 ----


/s/ Brian Bonar           Chairman of the Board of Directors,   October 13, 2005
----------------------    Chief Executive Officer, and
Brian Bonar               (PRINCIPAL EXECUTIVE OFFICER)

/s/ Robert A. Dietrich    Director                              October 13, 2005
----------------------
Robert A. Dietrich

/s/ Eric W. Gaer          Director                              October 13, 2005
----------------------
Eric W. Gaer

/s/ Stephen J. Fryer      Director                              October 13, 2005
----------------------
Stephen J. Fryer

/s/ Richard H. Green      Director                              October 13, 2005
----------------------
Richard H. Green

/s/ Randall Jones         Chief Financial Officer               October 13, 2005
----------------------
Randall Jones

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2005 AND 2004



                                    CONTENTS

                                                                            Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     Report on Audited Consolidated Financial Statements                   F-1

CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of June 30, 2005                        F-2
     Consolidated Statements of Operations for the years
     ended June 30, 2005 and 2004                                          F-4
     Consolidated Statements of Stockholders' Deficit for
     the years ended June 30, 2005 and 2004                                F-6
     Consolidated Statements of Cash Flows for the years
     ended June 30, 2005 and 2004                                          F-7
     Notes to Consolidated Financial Statements                            F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders
Dalrada Financial Corporation
San Diego, California

We have audited the accompanying consolidated balance sheet of Dalrada Financial Corporation and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dalrada Financial Corporation and Subsidiaries as of June 30, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, for the year ended June 30, 2005 the Company experienced a net loss from continuing operations of $4,218,000 and as of June 30, 2005, the Company had a negative working capital deficit of $26,780,000 and had a negative stockholders' deficit of $24,695,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in
Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ POHL, McNABOLA, BERG & COMPANY, LLP
POHL, McNABOLA, BERG & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS

San Francisco, California
October 12, 2005

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005



                                                                  (in thousands)
                                                                   -----------
                                     ASSETS
Current assets
     Cash                                                          $       171
     Accounts receivable (net of reserve for bad debt of $51)            1,414
     Prepaid worker's compensation premiums                              1,130
     Prepaid expenses and other current assets                           1,040
                                                                   -----------

            Total Current Assets                                         3,755

Property and equipment, net of accumulated depreciation
     of $2,071                                                             258
Customer list, net of accumulated amortization of $6                        66
Worker's compensation deposit                                            2,625
Other assets                                                                11

                                                                   -----------

                  Total Assets                                     $     6,715
                                                                   ===========


                                   (continued)


   The accompanying notes are an integral part of these financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 2005

                                                                  (in thousands)
                                                                       2005
                                                                    ---------
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
     Borrowings under bank notes payable                            $   3,220
     Cash overdraft                                                       167
     Factoring lines of credit                                            769
     Short-term notes payable, including amounts due to
        related parties of $1,727                                       5,269
     Convertible debentures, net of discounts of $1                       919
     Accounts payable                                                   1,310
     PEO payroll taxes and other payroll deductions                     8,775
     Capital lease - current                                               10
     Other accrued expenses                                            10,096
                                                                    ---------

             Total Current Liabilities                                 30,535
                                                                    ---------

Long Term Liabilities
     Capital lease - long term portion                                     42
     Convertible debentures - long term portion, net of
        discounts of $170                                                 191
     Long-term notes payable, including amounts due to
        related parties of $425                                           642
                                                                    ---------

            Total Long Term Liabilities                                   875
                                                                    ---------

               Total Liabilities                                       31,410
                                                                    ---------

Minority interest in subsidiary                                            --
                                                                    ---------

Shareholders' Deficit
     Series A convertible, redeemable preferred stock,
        $1 par value, 7,500 shares authorized,
        420.5 shares issued and outstanding                               420
     Common stock, $0.005 par value, 1,000,000,000 shares
        authorized; 735,248,867 shares issued and outstanding           3,676
     Common stock warrants                                                475
     Paid-in capital                                                   82,629
     Accumulated deficit                                             (111,895)
                                                                    ---------

               Total Shareholders' Deficit                            (24,695)
                                                                    ---------

                  Total Liabilities and Shareholders' Deficit       $   6,715
                                                                    =========

   The accompanying notes are an integral part of these financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                              (in thousands)
                                                             2005        2004
                                                           --------    --------
Revenues
     Sales of products                                     $    447    $    764
     Software sales, licenses and royalties                      70          36
     Temporary staffing services                             17,029      10,119
     PEO services                                             1,930       2,607
                                                           --------    --------
        Total Revenues                                       19,476      13,526
                                                           --------    --------

Cost of Sales
     Cost of products sold                                       93         196
     Cost of software sales, licenses and royalties               3           3
     Cost of temporary staffing                              15,010       9,209
     Cost of PEO services                                     1,424         894
                                                           --------    --------
        Total Cost of Sales                                  16,530      10,302
                                                           --------    --------

           Gross Profit                                       2,946       3,224
                                                           --------    --------

Operating Expenses
     Selling, general and administrative                      5,578       4,196
     Impairment of patent                                     1,348          --
                                                           --------    --------
        Total Operating Expenses                              6,926       4,196
                                                           --------    --------

           Loss from operations                              (3,980)       (972)
                                                           --------    --------


                                   (continued)


   The accompanying notes are an integral part of these financial statements.




                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                    (in thousands)
                                                                2005              2004
                                                            -------------    -------------
Other Income/(Expense):
     Other                                                             --               19
     Loss on sale of assets                                            --             (341)
     Gain on settlement of debt                                       829            1,145
     Other expenses                                                   (11)
     Interest expense                                              (1,709)          (1,930)
     Bad debt                                                          --              (10)
     Penalties                                                     (1,312)            (795)
     Gain resulting from reconciliation of payroll tax
         liabilities to taxing authorities                          1,895               --
                                                            -------------    -------------
        Total Other Income/(Expense)                                 (297)          (1,923)
                                                            -------------    -------------

Loss before income taxes, minority interest
    and discontinued operations                                    (4,277)          (2,895)

Income tax expense                                                     --               --
                                                            -------------    -------------

Loss before minority interest and discontinued operations          (4,277)          (2,895)

Minority interest in subsidiary loss                                   59               --
                                                            -------------    -------------

Net loss from continuing operations                                (4,218)          (2,895)
                                                            -------------    -------------

Discontinued Operation:
     Loss from operations of discontinued operation                    --           (2,052)
     Gain on disposition of discontinued operation                     --            5,049
                                                            -------------    -------------

Net income (loss)                                                  (4,218)             102

Preferred stock dividends                                             (21)             (21)
                                                            -------------    -------------

Net income (loss) attributed to common stockholders         $      (4,239)              81
                                                            =============    =============

Earnings (loss) per common share
     Continuing operations                                  $       (0.01)   $       (0.01)
     Discontinued operations                                           --             0.01
                                                            =============    =============
                                                            $       (0.01)   $        0.00
                                                            =============    =============


Weighted average common shares, basic and diluted             658,436,000      331,004,000
                                                            =============    =============



   The accompanying notes are an integral part of these financial statements.



                                         DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                            SERIES A                                 COMMON     ADDITIONAL
                                        PREFERRED STOCK        COMMON STOCK          STOCK       PAID-IN    ACCUMULATED
                                        SHARES   AMOUNT      SHARES      AMOUNT     WARRANTS     CAPITAL      DEFICIT     TOTAL
                                        ------  --------   -----------   -------    --------     --------    ---------   --------
                                              (thousands)              (thousands) (thousands) (thousands)  (thousands) (thousands)
BALANCE, JUNE 30, 2003                   420.5       420   181,232,063       906         475       80,898     (107,779)   (25,080)

Issuance of common stock for:                                                                                                   -
      Cash - exercise of options                            29,500,000       148                       29                     177
      Business acquisition                                   6,329,478        31                       30                      61
      Compensation                                          10,272,110        51                       89                     140
      Services                                               7,745,000        39                      123                     162
      Conversion of liabilities                            317,280,091     1,587                    1,014                   2,601
Beneficial conversion on notes                                                                        557                     557
Value of warrants issued with notes                                                                   214                     214
Value of repriced options/warrants                                                                    141                     141

Net income                                                                                                         102        102
                                        ------  --------   -----------   -------    --------     --------    ---------   --------
BALANCE, JUNE 30, 2004                   420.5       420   552,358,742     2,762         475       83,095     (107,677)   (20,925)

Issuance of common stock for:
       Services                                             14,623,110        73                                               73
       Conversion of liabilities                           168,267,015       841                     (449)                    392
Value of warrants issued with notes
     payable                                                                                           28                      28
Value of warrants issued in Heritage
     acquisition                                                                                       14                      14
Contribution of Solvis Group, Inc. to
     QPI resulting in minority interest                                                               (59)                    (59)

Net loss                                                                                                        (4,218)    (4,218)

                                        ------  --------   -----------   -------    --------     --------    ---------   --------
BALANCE, JUNE 30, 2005                   420.5       420   735,248,867     3,676         475       82,629     (111,895)   (24,695)
                                        ======  ========   ===========   =======    ========     ========    =========   ========

                           The accompanying notes are an integral part of these financial statements.

                                                                             F-6


                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                                 (in thousands)
                                                                    2005       2004
                                                                   -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:

     Net loss from continuing operations                           $(4,218)   $(2,895)
     Net income (loss) from discontinued operations                     --      2,997
     Adjustment to reconcile net loss to net cash
        used in operating activities
           Depreciation and amortization                               173        164
           Write-off of patent                                       1,348         --
           Stock issued for services                                    73        302
           Amortization of debt discounts                              337      1,011
           Value of repriced options/warrants                           --        141
           Gain on settlement of debt                                 (829)    (1,145)
           Gain resulting from reconciliation of payroll
           liabilities
               to taxing authorities                                  (264)        --
           Loss attributed to minority interest                        (59)        --
     Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                                           (832)      (180)
        Inventories                                                     --         15
        Prepaid worker's compensation premiums                      (1,130)        --
        Other current assets                                          (596)      (424)
        Worker's compensation deposit                               (2,625)        --
        Other assets                                                   (11)        21
     Increase (decrease) in:
        Accounts payable and accrued expenses                          394        585
        PEO liabilities                                              3,888        787
                                                                   -------    -------
Net cash used in operating activities from continuing operations    (4,351)     1,379
Net cash provided by (used in) operations of discontinued
      operations                                                        --     (1,868)
                                                                   -------    -------
Net cash used in operating activities                               (4,351)      (489)
                                                                   -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
     Cash paid for acquisition                                         (20)        --
     Cash acquired with acquisition                                     --        104
     Purchase of furniture and equipment                              (168)       (93)
                                                                   -------    -------
Net cash provided by (used in) investing activities from
      continuing operations                                           (188)        11
Net cash used in investing activities of discontinued operations        --         --
                                                                   -------    -------
Net cash provided by (used in) investing activities                   (188)        11
                                                                   -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
     Change in cash overdraft, net                                     167        (87)
     Net borrowings under bank notes payable                            --        (25)
     Proceeds from line of credit                                    4,092         --
     Repayment on line of credit                                    (3,323)        --
     Proceeds from sale of common stock                                 --        177
     Proceeds from convertible debentures                               --        800
     Proceeds from issuance of notes
     payable                                                         3,990         --
     Repayments of notes payable                                      (423)       (72)
     Repayments of capital lease obligations                           (21)      (267)
                                                                   -------    -------
Net cash provided by financing activities from continuing
      operations                                                     4,482        526
Net cash used in financing activities of discontinued operations        --         --
                                                                   -------    -------
Net cash provided by financing activities                            4,482        526
                                                                   -------    -------

CASH OF DISCONTINUED OPERATION                                          --         --

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                  (57)        48

CASH AND CASH EQUIVALENTS, Beginning of period                         228        180
                                                                   -------    -------


CASH AND CASH EQUIVALENTS, End of period                           $   171    $   228
                                                                   =======    =======
                                   (continued)
   The accompanying notes are an integral part of these financial statements.




                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                                                    (in thousands)
                                                                    2005      2004
                                                                   -------   -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest Paid                                                 $   137   $    --
                                                                   =======   =======
     Income taxes paid                                             $    --   $    --
                                                                   =======   =======

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Conversion of convertible debentures into common stock        $   241   $ 2,026
                                                                   =======   =======
     Conversion of accounts payable and accrued liabilities
        into common stock                                          $   151   $   575
                                                                   =======   =======
     Net assets acquired in business combinations:

        Cash                                                       $    --   $   104
        Receivables                                                     --       261
        Property and equipment                                           7        25
        Customer list                                                   72        --
        Accounts payable and accrued liabilities                        --      (102)
        Notes payable and capital lease                                 --      (227)


   The accompanying notes are an integral part of these financial statements.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of Dalrada Financial Corporation ("DRDF" or the "Company"), incorporated under the laws of the state of California in March 1982 and subsequently reincorporated under the laws of the state of Delaware in May 1983, and its following active subsidiaries (there are ten inactive subsidiaries not listed):

         a)   SourceOne Group, Inc., ("SourceOne") - 100% owned by DRDF;

         b)   The Christianson Group ("TCG") - 100% owned by DRDF;

         c)   Quik Pix, Inc. ("QPI") - 85% owned by DRDF.

During the year ended June 30, 2005, the Company contributed its wholly-owned subsidiary, Solvis Group, Inc. ("Solvis") f/k/a Jackson Staffing, Inc. to QPI. As of June 30, 2005, Solvis is a wholly-owned subsidiary of QPI.

All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2005, the Company experienced a net loss from continuing operations of $4,218 and as of June 30, 2005, the Company had a negative working capital deficit of $26,780 and had a negative stockholders' deficit of $24,695. In addition, the Company is in default on certain note payable obligations, delinquent on payroll tax obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also delinquent in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management believes that it can continue to raise debt and equity financing to support its operations.


Nature of Business
------------------

The Company business operations are as follows:

         a) The Company is a professional employer organization (PEO) that provides comprehensive personnel management services including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, and employer liability management;

         b) The Company also develops and mounts photographic and digital images for use in display advertising for tradeshows, building interiors, and other point-of-sale locations; and

         c) The Company is a provider of temporary staffing services that includes providing all related costs of employment, such as workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates made by the Company's management include but are not limited to recoverability of property and equipment, payroll tax liabilities, reserves for contingent liabilities and deferred taxes. Actual results could materially differ from those estimates.


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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


contract period. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Provisions are recorded for returns and bad debts. The Company's software arrangements do not contain multiple elements, and the Company does not offer post contract support.

TEMPORARY STAFFING

The Company records gross revenue for temporary staffing. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk and responsibility of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and
(iii) bears the risk for services that are not fully paid for by customers. Temporary staffing revenues are recognized when the services are rendered by the Company's temporary employees. Temporary employees placed by the Company are the Company's legal employees while they are working on assignments. The Company pays all related costs of employment, including workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.


Worker's Compensation
---------------------

During the year ended June 30, 2005, the Company established a self-insured worker's compensation program. In connection with this self-insured program, the Company was required to establish a worker's compensation deposit in the amount of $2,625. The Company's maximum exposure under this self-insured worker's compensation program is $4,200 and the Company is liable up to $250 per occurrence. The Company purchases coverage from a worker's compensation insurer to cover additional losses above the policy limits. Loss reserves from this program amounted to $229 during the year ended June 30, 2005.


Contingent Liabilities
----------------------

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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


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

Additionally, during 2004, all revenue derived from temporary staffing was from one client and during 2005 96% of revenue derived from temporary staffing was from two clients.


Allowance Method Used to Record Bad Debts
-----------------------------------------

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $51 at June 30, 2005. Accounts deemed uncollectible are written off against the allowance.

Long-Lived Assets and Intangible Assets
---------------------------------------

In accordance with SFAS Nos. 142 and 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 142 relates to assets with an indefinite life where as SFAS 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


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


Customer lists
--------------

Customer lists includes customer purchased with the acquisition of certain assets of Heritage Group, Inc. The customer lists are being amortized over their estimated useful life of 36 months using the straight-line method. Amortization expense for the fiscal years 2006, 2007 and 2008 is expected to be $24, $24, and $18, respectively.


Patent Costs
------------

Patent costs include direct costs of obtaining the patent. Costs for new patents are capitalized and amortized over the estimated useful life of the patent, generally over the life of the patent on a straight-line method. The cost of patents in process is not amortized until issuance. During the year ended June 30, 2005, the Company determined that the cost of the patent was not recoverable and took a write-off related to the patent of $1,348.


Advertising Costs
-----------------

The Company expenses advertising and promotion costs as incurred. During fiscal 2005 and 2004, the Company incurred advertising and promotion costs of approximately $135 and $76, respectively.


Research and Development
------------------------

Research and development costs are charged to expense as incurred.


Loss per Common Share
---------------------

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants and convertible debt securities to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


from the computation of diluted net loss per share for the years ended June 30, 2005 and 2004, respectively: warrants - 31,563,430 and 21,563,430; stock options
- 39,150,000 and 39,150,000; and convertible securities of 415,751,623 and
210,896,000. The Company has no dilutive shares due to having a loss from operations.

Below is a computation of earning (loss) per share:

                                                                              YEAR ENDED JUNE 30,
                                                -------------------------------------------------------------------------
                                                                2005                                   2004
                                                -------------------------------------   ---------------------------------
                                                   INCOME/                    PER         INCOME/                 PER
                                                    (LOSS)       SHARES      SHARE        (LOSS)      SHARES     SHARE
                                                 (THOUSANDS) (THOUSANDS)
(THOUSANDS) (THOUSANDS)
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations     $  (4,218)                             $  (2,895)

Preferred stock dividends                              (21)                                   (21)
                                                ----------                              ---------

                                                    (4,239)                                (2,916)
Discontinued operations                                 --                                  2,997
                                                ----------                              ---------
Net income (loss) attributed to common
stockholders                                    $   (4,239)                             $      81
                                                ==========                              =========


Weighed shares outstanding                                      658,436                               331,004

Continuing operations                                                       $  (0.01)                           $  (0.01)

Discontinued operations                                                     $     --                            $   0.01
                                                                            --------                            --------
                                                                            $  (0.01)                           $   0.00
                                                                            ========                            ========

Debt Discounts
--------------

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


Minority Interest
-----------------

On April 1, 2005, the Company contributed its wholly-owned subsidiary, Solvis, to QPI. At that date, Solvis had a stockholders' equity of $393. As a result of the Company contributing Solvis to an 85% owned subsidiary, the Company recognized minority interest on its consolidated balance sheet in the amount of $59. During the year ended June 30, 2005, QPI incurred a net loss of which 15% is attributed to the minority interest. In the accompanying consolidated statement of operations, the Company has only recognized the minority interests' share of the net loss to the extent of the minority interest recorded on the consolidated balance sheet. Recognizing the minority interests' entire share of the net loss would have resulted in the recording of a minority interest receivable.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


Income Taxes
------------

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended June 30, 2005 and 2004:

                                                            2005         2004
                                                         ---------    --------
Net income (loss) attributed to common stockholders:
  As reported                                            $  (4,239)   $     81
  Compensation recognized under APB 25                          --          --
  Compensation recognized under SFAS 123                        --        (825)
                                                         ---------    --------
                Pro forma                                $  (4,239)   $   (744)
                                                         =========    ========

Basic loss per common share
  As reported                                            $   (0.01)   $   0.00
  Pro forma                                              $   (0.01)   $  (0.00)

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


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

The weighted average fair value of the options granted during fiscal years 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows for the years ended June 30:

                                                     2005             2004
                                                 -------------    ------------

            Fair Value of options granted        $     n/a        $    0.025
            Risk free interest rate                    n/a              3.5%
            Expected life (years)                      n/a                 3
            Expected volatility                        n/a              426%
            Expected dividends                         n/a                --


Fair Value of Financial Instruments
-----------------------------------

For certain of the Company's financial instruments, including accounts receivable, inventories, accounts payable, and accrued expenses, the carrying amounts approximate fair value, due to their relatively short maturities. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.


Comprehensive Income
--------------------

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


Segment Disclosure
------------------

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has four segment. (See Note 8).

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


Recent Accounting Pronouncements
--------------------------------

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

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled SHARE-BASED PAYMENT. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) could impact the consolidated financial statements as the Company has granted any equity instruments to employees in the past.

In May 2005, the FASB issued SFAS No. 154, entitled ACCOUNTING CHANGES AND ERROR CORRECTIONS--A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines RETROSPECTIVE APPLICATION as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines RESTATEMENT as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.


NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2005 consisted of the following:

                  Computer and other equipment                        $   1,025
                  Office furniture and fixtures                           1,233
                  Leasehold improvements                                     71
                                                                      ---------
                                                                           2,329
                  Less accumulated depreciation and amortization         (2,071)
                                                                      ---------

                                                                      $     258
                                                                      =========

Depreciation expense for the years ended June 30, 2005 and 2004 was $77 and $44, respectively. Leased equipment amounted to $56 as of June 30, 2005.


NOTE 3 - RELATED PARTY TRANSACTIONS

Transactions with a Director of the Company
-------------------------------------------

A director of the Company is a majority shareholder in a consulting firm that provides management and public relations services to the Company. The Company accrued consulting fees and expenses to this consulting firm in the amount of approximately $0 and $120 for the years ended June 30, 2005 and 2004, respectively.


Transactions with Officers and Key Executives
---------------------------------------------

During the year ended June 30, 2004, common stock with an aggregate fair market value of $8 was awarded to key executives as compensation and advances.

During the year ended June 30, 2004, the Company issued 7,272,110 shares of common stock to the Company's CEO as payment for accrued expenses and a note payable in the aggregate amount of $109.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


Transactions with a Related Party
---------------------------------

In April 2004, the Company had a PEO services client whose Chairman of the Board is the Company's current CEO and Chairman. The Company received fees of $7 during the year ended June 30, 2004. The transaction is at fair value.

Warning Management Services, Inc.
---------------------------------

The Company's CEO and Chairman, Mr. Brian Bonar, is also the CEO and Chairman of Warning Management Services, Inc. In addition, the Company's CFO, Mr. Randall A. Jones, is also the CFO of Warning Management Services, Inc. Warning a public company, located in Southern California. Warning's operations consist of a modeling agency and providing temporary staffing services to government agencies and private companies.

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

PEO SERVICES AGREEMENT WITH WARNING PROVIDES FOR A FEE AT PREVAILING MARKET RATE
--------------------------------------------------------------------------------

In April 2004, the Company entered into an Agreement to provide PEO services for Warning. The Company receives from Warning a monthly administrative fee. During the year ended June 30, 2005, the Company has invoiced Warning $390 for management services and $45 for reimbursement of costs. Warning also paid expenses of $38 on behalf of the Company. As of June 30, 2005, the Company has an amount due to Warning of $194 that is included in current liabilities.

Kaire Holdings, Inc.
--------------------

The Company's Source One subsidiary processes the payroll for Effective Health, Inc. which is a wholly-owned subsidiary of Kaire Holdings, Inc. The Company's CFO, Mr. Randall A. Jones, is also the CFO of Kaire Holding, Inc.


NOTE 4 - ACQUISITIONS AND DISPOSITIONS

Heritage Staffing Group, Inc.
-----------------------------

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


On April 4, 2005, DRDF completed its acquisition of certain assets of Heritage Staffing Group, Inc. ("Heritage"). The purchase price was $79 consisting of $20 in cash, a $45 note payable to the owner of Heritage and 5,000,000 warrants to purchase shares of DRDF common stock valued at $14. Heritage is in the temporary staffing business and the Company acquired certain assets of Heritage to complement it other temporary staffing business.

The operating results of Heritage beginning April 4, 2005 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at $80 and is summarized as follows in accordance with SFAS No. 141 and 142:


             Computer equipment                                     $    4
             Furniture and fixtures                                      3
             Customer list                                              72
                                                                    ------
             Purchase price                                         $   79
                                                                    ======

The customer list is being amortized over 36 months.

The pro forma financial information that the consolidated operations of the Company as if the Heritage acquisition had occurred as of the beginning of the periods presented is not presented since the operations of Heritage prior to the acquisition by DRDF as immaterial.

Jackson Staffing, Inc.
----------------------

On September 1, 2003, DRDF completed its acquisition of 100% of the issued and outstanding shares of common stock of Jackson Staffing, Inc. ("Jackson"). The purchase price was 1,329,478 shares of DRDF common stock valued at $30. Established in 2003, Jackson is a temporary staffing agency.

The operating results of Jackson beginning September 1, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $30 and is summarized as follows in accordance with SFAS No. 141 and 142:


            Cash                                                   $    104
            Receivables                                                  28
            Property and equipment                                       23
            Accounts payable                                            (19)
            Accrued expenses                                            (83)
            Notes payable                                               (23)
                                                                   --------
            Purchase price                                         $     30
                                                                   ========

M&M Nursing
-----------

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


On June 28, 2004, DRDF completed its acquisition of certain assets of M&M Nursing (M&M"). The purchase price was 5,000,000 shares of DRDF common stock valued at $31 plus the assumption of $204 of liabilities. M&M is a temporary staffing agency primarily for nurses.

The operating results of M&M beginning July 1, 2004 will included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $235 and is summarized as follows in accordance with SFAS No. 141 and 142:


              Receivables                                            $     233
              Property and equipment                                         2
                                                                     ---------
              Purchase price                                         $     235
                                                                     =========


During the year ended June 30, 2005, the operations of Jackson and M&M combined and the combined companies were renamed the Solvis Group, Inc. ("Solvis"). Also during the year ended June 30, 2005, the Company contributed its wholly-owned subsidiary, Solvis to QPI. As of June 30, 2005, Solvis is a wholly-owned subsidiary of QPI.


Greenland Corporation
---------------------

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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


The following is a summary of the net assets sold at February 29, 2004:

                                                               February 29, 2004
                                                               -----------------
              Assets:
                    Cash                                       $          -
                    Accounts receivable                                 406
                    Other current assets                                135
                    Property and equipment, net                          77
                    Other assets                                      3,830
                                                               ------------
              Total assets                                     $      4,448

              Liabilities:
                    Accounts payable                           $      1,237
                    Notes payable                                       830
                    PEO payroll taxes and payroll deduction           3,993
                    Accrued liabilities                               1,265
                    Other non-current liabilities                       798
                                                               ------------
              Total liabilities                                $      8,123
                                                               ------------

              Net liabilities of discontinued operations       $      3,675
                                                               ============



NOTE 5 - OTHER ACCRUED EXPENSES

Other accrued expenses at June 30, 2005 consisted of the following as of:


              Accrued interest and penalties                   $      3,923
              Accrued judgments                                       3,377
              Other taxes                                               160
              Accrued salaries and related liabilities                  784
              Loss reserves                                             464
              Other                                                   1,388
                                                               ------------
                                                               $     10,096
                                                               ============


NOTE 6 - DEBT

Borrowings under Banks Notes Payable
------------------------------------

On June 6, 2000, the Company entered into a settlement agreement with Imperial Bank ("Imperial"). Under this agreement, the Company would pay $150 per month until the balance was paid in full. Payments have been reduced to $100 per month through January 2002 and further reduced to $50 subsequent to January 2002. During the year ended June 30, 2002, the Company paid $1,023 toward this

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


obligation. Due to the uncertainty regarding the Company's ability to meet its obligations and certain defaults under this agreement, the debt has been classified as current. The debt is accruing interest at 5.75% per annum, which will be waived if all principal payments are made timely. The debt is collateralized by substantially all assets of the Company.

As of June 30, 2005, the Company owed Export-Import Bank ("ExIm") $1,730 plus interest under a Working Capital Guarantee Facility whereby Imperial made a demand upon ExIm who responded by making a claim payment to Imperial. The note bears interest at 10% per annum. ExIm has made a demand for immediate payment and note is currently in default.

The following is a summary of the borrowings under bank notes payable at June 30, 2004:

                        Imperial                          $     1,490
                        Export-Import Bank                      1,730
                                                          -----------
                            Total                         $     3,220
                                                          ===========


Notes Payable, including amounts due to related parties
-------------------------------------------------------

On July 1, 2004, the Company entered into two note payable obligations aggregating $275 that bear interest at an annual rate of 40% and were due on September 30, 2004. During the year ended June 30, 2005, the Company repaid $85 on these two notes. In addition, in connection with these two notes payable, the Company issued to the holder a total of 5,000,000 warrants to purchase shares of the Company's common stock for $0.005 per shares. The estimated value of the warrants of $28 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 426%. As of September 30, 2004, the entire $28 has been amortized to financings costs in the accompanying consolidated statements of operations.


The following summarizes notes payable at June 30, 2005:

         Payable to investor, 8%                                   $        150
         Payable in connection with QPI acquisition                         156
         Payable to two investors, 40%                                      190
         Payable to investor, 8%                                             37
         Payable to related party                                           425
         Payable in connection with Heritage acquisition                     45
         Payable to bank related to financing of worker's
           compensation deposit                                             600
         Payable to finance company related to financing of
            worker's compensation premium and deposit                     2,799
         Payable to equipment finance companies                               9
         Payable to a former director, 16%                                1,500
                                                                   ------------
                                                                           5,911
         Less current portion                                            (5,269)
                                                                   ------------
         Long-term portion                                         $        642
                                                                   ============

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


Notes payable mature as follows:


                    During the years ended June 30,
                    2006                                       $       5,269
                    2007                                                 642
                                                               -------------
                                                               $       5,911
                                                               =============


Factoring Lines of Credit
-------------------------

The Company's temporary staffing division entered into a factoring agreement that expires in January 2007 and in renewable for successive periods of 12 months assuming certain conditions are met. The agreement provides for the Company to borrow against factored accounts receivables at a discount of approximately 2% for each 30 day period the balances remain unpaid. Customer payments are made directly to the factoring company and there is full recourse for uncollected accounts.


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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


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

Below is a roll-forward schedule of the convertible debentures:

            Balance at June 30, 2003                                   $  1,857
            Issuance of convertible debentures during the year              800
            Converted into common stock                                  (2,026)
            Value of preferential conversion feature                       (557)
            Value of warrants issued with convertible debentures           (214)
            Amortization of value of warrants                               388
            Amortization of value of preferential conversion feature        623
                                                                       --------
            Balance at June 30, 2004                                        871
            Issuance of convertible debentures during the year                -
            Converted into common stock                                    (241)
            Conversion of interest and penalties                            171
            Amortization of value of warrants                                76
            Amortization of value of preferential conversion feature        233
                                                                       --------
            Balance at June 30, 2005                                   $  1,110
                                                                       ========

The weighted average interest rate on notes payable outstanding at June 30, 2005 and 2004, was 8.7% and 8.7%, respectively.

All the above mentioned convertible debentures are in default as the Company has not registered the shares underlying the conversions on a registration statement and certain of the notes are currently past due.

NOTE 7 - STOCKHOLDERS' DEFICIT

Amendment to the Certificate of Incorporation.
----------------------------------------------

On May 14, 2004, the Company's shareholders approved a Board proposal to amend the Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 500,000,000 to 1,000,000,000 shares.


5% Series A Convertible, Redeemable Preferred Stock
---------------------------------------------------

Holders of the 5% convertible preferred stock ("Series A") are entitled to receive, when and as declared by the Board of Directors, but only out of amounts legally available for the payment thereof, cumulative cash dividends at the annual rate of $50.00 per share, payable semi-annually.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


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

The 5% convertible preferred stock is callable, at the Company's option, at call prices ranging from $1,050 to $1,100 per share. No call on the 5% convertible preferred stock was made during fiscal 2005 and 2004. As of June 30, 2005, the accumulated dividend in arrears was approximately $453 on the Series A.


Common Stock Warrants
---------------------

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

The following is a summary of the warrant activity:

                                                              UNDERLYING
                                                                COMMON
                                             PRICE PER SHARE    SHARES
                                            ----------------  ----------

             JUNE 30, 2003                    $0.20 - $10.00   6,002,350
                  Granted                         $0.02       16,000,000
                  Exercised                         --                --
                  Canceled                    $0.20 - $10.00    (438,920)
                                                              ----------

             JUNE 30, 2004                    $0.02 - $1.50   21,563,430
                  Granted                    $0.003 - $0.005  10,000,000
                  Exercised                         --                --
                  Canceled                          --                --
                                                              ----------
             EXERCISABLE AT JUNE 30, 2005                     31,563,430
                                                              ----------

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


The weighted average remaining contractual life of warrants outstanding at June 30, 2005 is 2.97 years. The exercise prices for warrants outstanding at June 30, 2005 are as follows:

                             NUMBER OF                  EXERCISE
                              WARRANTS                    PRICE
                            ------------             --------------

                              5,000,000                     $0.003
                              5,000,000                     $0.005
                             16,000,000                     $0.021
                              5,563,430              $0.33 - $1.50
                            -----------
                             31,563,430
                            ===========


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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


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


Stock Option Activity
---------------------

The following is a summary of the stock option activity:

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


                                                       STOCK OPTION PLANS
                                                   PRICE PER      UNDERLYING
                                                     SHARE       COMMON SHARES
                                                 --------------   -----------

         JUNE 30, 2003                           $0.01 - $28.20    34,158,100
                  Granted                        $0.01 - $0.025    34,500,000
                  Exercised                      $0.01 - $0.025   (29,500,000)
                  Canceled                           $28.20            (8,100)
                                                                  -----------

         JUNE 30, 2004                           $0.01 - $0.025    39,150,000
                  Granted                               -                   -
                  Exercised                             -                   -
                  Canceled                              -                   -
                                                                  -----------
         EXERCISABLE AT JUNE 30, 2005            $0.01 - $0.025    39,150,000
                                                                  -----------

The weighted average remaining contractual life of options outstanding issued under the Stock Option Plans is 0.98 years at June 30, 2005. The exercise prices for options outstanding at June 30, 2005 are as follows:

                                NUMBER OF              EXERCISE
                                 OPTIONS                PRICE
                                ----------             --------

                                 6,000,000              $0.010
                                 7,650,000              $0.015
                                25,500,000              $0.025
                                ----------
                                39,150,000
                                ==========


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


Common stock issued for services and compensation
-------------------------------------------------

The table below shows all the issuances of common stock for services during the year ended June 30, 2005 and 2004. The value of the services was derived by multiplying the market value of the Company's common stock at the date a transaction for services was entered into by the number of shares issued.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


                                   FISCAL 2005

                 ISSUE                                        SHARES
                  DATE            DESCRIPTION                 ISSUED      AMOUNT

                 7/26/04  Strategic planning/marketing         450,000   $     2
                 9/28/04  Strategic planning/marketing       1,500,000         8
                10/19/04  Strategic planning/marketing       1,673,110         8
                10/25/05  Strategic planning/marketing       5,000,000        25
                 6/13/05  Professional services              6,000,000        30
                                                           -----------   -------
                                                            14,623,110   $    73
                                                           ===========   =======


                                   FISCAL 2004

                 ISSUE                                        SHARES
                  DATE            DESCRIPTION                 ISSUED      AMOUNT

                1/7/2004  Strategic planning/marketing          75,000   $     1

                6/1/2004  Strategic planning/marketing         300,000         2

               7/31/2003  Strategic planning/marketing         100,000         2

               9/17/2003  Strategic planning/marketing         120,000         2

              12/29/2003  Strategic planning/marketing         250,000         3

              12/10/2003  Professional services                175,000         3

                1/7/2004  Strategic planning/marketing         150,000         3

              12/31/2003  Strategic planning/marketing         500,000         5

              12/10/2003  Professional services              1,075,000        16

                8/1/2003  Strategic planning/marketing       5,000,000       125
                                                           -----------   -------

                                                             7,745,000   $   162
                                                           ===========   =======


NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION


During fiscal 2005 and 2004, the Company managed and internally reported the Company's business as four (4) reportable segments as follows:

(1) professional employer organization (2) temporary staffing
(3) imaging products; (4) imaging software;

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


Segment information for the fiscal year ended June 30, 2005 and 2004, was as follows:

                                                 PEO       TEMPORARY    IMAGING   IMAGING
                                               BUSINESS    STAFFING    PRODUCTS   SOFTWARE     TOTAL
SELECTED STATEMENT OF OPERATIONS ACTIVITY:

Fiscal year ended June 30, 2005
  Revenues                                       1,930       17,029        447         70      19,476
  Cost of revenues                               1,424       15,010         93          3      16,530
Gross profit                                       506        2,019        354         67       2,946
Impairment of patent                                --           --      1,348         --       1,348

Fiscal year ended June 30, 2004
  Revenues                                     $ 2,607     $ 10,119      $ 764        $36    $ 13,526
  Cost of revenues                                 894        9,209        196          3      10,302

Gross profit                                     1,713          910        568         33       3,224


During 2004, all revenue derived from temporary staffing was from one client and during 2005 96% of revenue derived from temporary staffing was from two clients. At June 30, 2005, 36% of the accounts receivable balance is due from these two clients.

All sales were made in the United States of America


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

The provision (benefit) for income taxes is as follows for the years ended June 30:

                                                      2005        2004
                                                     ------      -------

                         Current - State             $    -      $     -
                         Deferred benefit                 -            -
                                                     ------      -------
                                                     $    -      $     -
                                                     ======      =======

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


The components of deferred income taxes are as follows at June 30:

                                                         2005            2004
                                                      ----------     ----------
           Deferred tax assets
                 Net operating loss carryforwards     $   38,927     $   37,600
                 Other                                       524            500
                                                      ----------     ----------
                                                          39,451         38,100
           Valuation allowance                           (39,451)       (38,100)
                                                      ----------     ----------
                                                      $       --     $       --
                                                      ==========     ==========

The Company's federal and state net operating loss carryforwards expire in various years through 2017. The Company has made numerous equity issuances that could result in limitations on the annual utilization of the Company's net operating loss carryforwards. The Company has not performed an analysis to determine the effect of such changes.

The provision for income taxes results in an effective rate that differs from the federal statutory rate. Reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the year ended June 30, 2005:
                                                          Tax         Percentage

             Federal Tax                               $ (1,434)         34.0%
             State tax                                     (253)          6.0%
             Penalties                                       306         (7.3)
             Other                                            59        (1.4%)
             Net operating loss                            1,322       (31.3%)
                                                      ----------     ---------
                                                       $      --            0%
                                                      ==========     =========

Reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the year ended June 30, 2004:

                                                          Tax         Percentage

             Federal Tax                               $      35          34.0%
             State tax                                         6           6.0%
             Penalties                                       304         292.6%
             Reserves                                          5           4.9%
             Discontinued operations                        (551)       (530.3%)
             Repriced options                                 48          46.1%
             Net operating loss                              153         146.7%
                                                       ---------     ----------
                                                       $      --            0%
                                                       =========     ==========

At June 30, 2005, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $94,000,000 and $73,000,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2010 through 2020.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitment
----------------

The Company leases its operating facilities under lease agreements that expire through August 2010. In addition, the Company leases other facilities and equipment under operating and capital short-term leases.

Total rental expense was approximately $299 and $242 for the years ended June 30, 2005 and 2004, respectively.

Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                         Capital      Operating
                                                         Leases        Leases
                                                        ---------     ---------
          YEAR ENDING JUNE 30,
          2006                                          $     15      $     275
          2007                                                15            275
          2008                                                15            275
          2009                                                15            230
          2010                                                 3            207
                                                        ---------     ---------
          Net Minimum Lease Payments                    $     63      $   1,262
                                                                      =========
          Less:  Amounts Representing Interest               (11)
                                                        --------
          Present Value of Net Minimum Lease Payments         52
          Less:  Current Portion                             (10)
                                                        --------
          Long-Term Portion                             $     42
                                                        ========


Legal Matters
-------------

The Company and its SourceOne Group ("SOG") subsidiary have been sued by the Arena Football 2 Operating Company, LLC ("Arena") in Wayne County Circuit Court, Michigan. The claims made by Arena against the Company and SOG are that SOG failed to perform under an agreement to procure and furnish workers' compensation insurance and that Arena incurred alleged damages in an amount no less than $709 as a result. Management has vigorously contested the claims made by Arena. In addition, the Company has filed claims against Arena and Arena's agent, Thilman and Filippini, based on, among other things, the representations made to SOG that let it to enter into the agreement with Arena. The case remains in the discovery phase.

The Company and SOG have been sued by Liberty Mutual Insurance Company ("Liberty") in the United States District Court for the Northern District of Illinois. The nature of the specific claims made by Liberty against the Company and SOG are that the Company and SOG were and are obligated to make additional premium payments to Liberty for workers' compensation insurance, which is related to the Arena litigation described above. The initial claim by Liberty was estimated by Liberty to be $829 and is now claimed to exceed $1,000. Management has vigorously contested the claims made by Liberty. The case remains in the discovery phase.

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company and its subsidiary, Employment Systems, Inc. ("ESI"), each allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. As such, the guarantees allegedly provided by the Company and ESI could thereby be invalided. Discovery has commenced but is not complete at this time. Trial has not been set. Management has fully cooperated in our investigation of the facts and we intend to defend against the claims asserted. This Company has reached a verbal settlement with the plaintiff., pending the completion of the signed agreement.

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

On August 29, 2005, United Bank & Trust filed suit against the Company and other parties. The allegations of the lawsuit are that the Company guaranteed certain debt owed by InfoServices, Inc. and is liable in the amount of $678. The case is in its early stages and discovery has not yet commenced. However, the Company intends to vigorously defend itself against the claims asserted.

Throughout fiscal 2004 and 2005, and through the date of this filing, trade creditors have made claims and/or filed actions alleging the failure of the Company to pay its obligations to them in a total amount exceeding $3,000. These actions are in various stages of litigation, with many resulting in judgments being entered against the Company. Several of those who have obtained judgments have filed judgment liens on the Company's assets. These claims range in value from less than $1,000 to just over $1,000,000, with the great majority being less than $20,000.

On September 7, 2005, the arbitrator from the American Arbitration Association awarded to Accord Human Resources a judgment against Greenland Corporation and the Company as the guarantor, an amount equaling $168. Legal counsel has estimated that the claim could amount to as much as $214. The Company has reserved $200 for the claim.

The Company is currently in dispute with one of its investors regarding the pay down of a convertible note payable with shares of the Company's common stock issued during the year ended June 30, 2005. The Company has currently reserved $263 regarding this dispute and is hopeful that the matter can be resolved amicably.

>From time to time, the Company is involved in litigation relating to claims arising out of their operations in the normal course of business.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                    (in thousands, except share information)


NOTE 11 - GAIN ON SETTLEMENT OF DEBT

During the years ended June 30, 2005 and 2004, the Company recognized a gain on settlement of debt of $829 and $1,145, respectively. This gain resulted primarily from the write off of stale accounts payable. The Company, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as settlement of debt.


NOTE 12 - GAIN RESULTING FROM RECONCILIATION OF PAYROLL TAX LIABILITIES TO TAXING AUTHORITIES

During the year ended June 30, 2005, the Company recorded an adjustment to earnings of $1,895, resulting from a reconciliation with the Internal Revenue Service and certain State taxing authorities of the amounts due for delinquent payment of payroll tax liabilities. The Company continually updates its estimate of the amount due related to delinquent payroll taxes and penalties as it receives correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities.

The Company is delinquent in filing its payroll tax returns and owes $8,683 in delinquent payroll tax payments, interest and penalties.

NOTE 13 - SUBSEQUENT EVENTS

On July 18, 2005, the Company entered into an agreement with World Wide Personnel Services of California, Inc. whereby the Company purchased 51% issued and outstanding stock of World Wide for $1,000 in cash plus warrants to purchase 1,000,000 shares of the Company's common stock.

On September 21, 2005, the Company entered into an agreement with PointMark Staffing, Inc. whereby the Company purchased all of the issued and outstanding stock of PointMark for $2,500 in cash.

On July 12, 2005, 17,659,540 shares of the Company's common stock were issued to Bristol Investment Fund, Ltd. at $0.001267 per share for conversion of a convertible debenture valued at $22.

Subsequent to June 30, 2005, the Company entered into three new operating lease agreements for office space in California, Michigan and Toronto, Canada. The terms of the leases are from 41 to 60 months and the minimum lease payment due under these new operating lease agreements are included in Note 10.