Form 10QSB/A
period 2004-12-31
DALRADA FINANCIAL CORP
filed 2005-11-10
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   Amendment 3


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


ITEM 3. CONTROLS AND PROCEDURES


Our Chief Executive Officer and Chief Financial Officer (both the same person), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of our management, including our sole chief executive officer and chief financial officer. Based on this evaluation, as of the Evaluation Date, we plan to upgrade our corporate general ledger system, have hired a new chief financial officer and are developing a plan to improve the efficiency of the design and operations of our disclosure controls. The new chief financial officer will start in January 2, 2005. The new chief financial officer will be implementing the general ledger upgrade project as well as the project to upgrade the disclosure controls. There were n o changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However since we did not meet the timely filing requirements, our sole principal executive and principal financial officer concluded that our disclosure and procedures were not effective as of the quarter period ending December 31, 2004.

This current quarterly report was not filed on a timely basis as a result of additional research and confirmations required in establishing the basis for a reasonable reliance on the disclosures of certain large liabilities. We will review this area to determine what steps need to be taken to ensure that this area will not be an issue in future reporting.

Disclosure controls and procedures, that are our controls, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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


Dated: November 10, 2005


DALRADA FINANCIAL CORPORATION
(Registrant)


By: /S/ Brian Bonar
-------------------------------------
Brian Bonar
Chairman and Chief Executive Officer


By: /S/ Randall Jones
-------------------------------------
Randall Jones
Chief Financial Officer