Form 10QSB/A
period 2005-03-31
DALRADA FINANCIAL CORP
filed 2005-11-10
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   Amendment 2


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

ITEM 3. CONTROLS AND PROCEDURES


Our Chief Executive Officer and Chief Financial Officer (hired January 2, 2005), have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, as of the Evaluation Date, we have started the process of upgrading our corporate general ledger system, and are in the process of developing a plan to improve the efficiency of the design and operations of our disclosure controls. This plan will need to take in consideration the input of our auditors upon the completion of our June 30, 2005 year-end audit. The project to upgrade the general ledger system is a major project and is estimated to be complet ed in December 2005. Except for the hiring of our chief accounting officer, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, since we did not meet the timely filing requirements, our chief executive and chief financial officers have concluded that our disclosure and procedures were not effective as of the quarter period ending March 31, 2005.

Similar to the prior quarter, this current quarterly report was not filed on a timely basis as a result of additional research and confirmations required in establishing the basis for a reasonable reliance on the disclosures of certain large liabilities. We are in the process, with the assistance of our external auditors, of determining what steps need to be taken to ensure that this area will not be an issue in future reporting. In addition, with the assistance of our external auditors and in conjunction with our June fiscal year-end audit, we looking at what other areas need additional controls to ensure the timely reporting of required information in the future.

As discussed above, we have hired a new chief financial officer effective January 2, 2005. Our new chief financial officer has embarked on a project to upgrade the general ledger system in each of our subsidiaries and to create a new system for recording and closing our corporate ledgers and consolidation all of our subsidiaries. That process is projected be completed by the end of December 2005, and is anticipated to result in a decrease in the amount of time necessary to complete our quarterly and annual financial statements commencing with the quarter ended December 31, 2005. We will update our discussion of internal control changes in our 10-K for the year ended June 30, 2005 and our next 10-Q for the quarter ended September 30, 2005

Disclosure controls and procedures that are our controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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