Form 10QSB
period 2005-09-30
DALRADA FINANCIAL CORP
filed 2005-11-21
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] The number of shares outstanding of the registrant's common stock as of November 16, 2005 was 757,908,407.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X]


PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
     Consolidated Balance Sheet  as of  September 30, 2005 (unaudited)                    3
     Consolidated Statements of Operations and Other Comprehensive Loss for the           4
         three months ended September 30, 2005 and 2004 (unaudited) Consolidated
      Statement of Stockholders' deficit for the three months ended
          September 30, 2005 (unaudited)                                                  5
     Consolidated Statements of Cash Flows for the three months ended                     6
         September 30, 2005 and 2004 (unaudited)
     Notes to Consolidated Financial Statements (unaudited)                               8

ITEM 2.  Management's Discussion and Analysis or Plan of Operations                      15

ITEM 3.   Controls and Procedures                                                        20


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                               21
ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds                      21
ITEM 3.  Defaults Upon Senior Securities                                                 21
ITEM 4.  Submission of Matters To A Vote of Security Holders                             21
ITEM 5.  Other Information                                                               21
ITEM 6.  Exhibits                                                                        21

SIGNATURES                                                                               22
CERTIFICATIONS                                                                           23



PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                          DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                            (UNAUDITED)


                                                                                   SEPTEMBER 30,
                                                                                       2005
                                                                                  ---------------
                                                                                    (unaudited)
    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                     $           447
    Accounts receivable, net of allowance of $51                                            2,114
    Prepaid worker's compensation premiums                                                    791
    Other current assets                                                                    1,807

                                                                                  ---------------
TOTAL CURRENT ASSETS                                                                        5,159
                                                                                  ---------------

CUSTOMER LIST, net of accumulated amortization of $12                                          60
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,093                             244
WORKER'S COMPENSATION DEPOSIT                                                               2,598
OTHER LONG-TERM ASSETS                                                                         20

                                                                                  ---------------
TOTAL ASSETS                                                                      $         8,081
                                                                                  ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash overdraft                                                                $           514
    Borrowings under bank notes payable                                                     3,220
    Lines of credit                                                                           936
    Notes payable, current portion (including related party note of $1,727)                 4,075
    Convertible debentures, net of discount of $0                                             920
    Accounts payable                                                                        1,680
    Obligations under capital lease                                                            10
    PEO payroll taxes and other payroll deductions                                          9,644
    Other accrued expenses                                                                 11,123

                                                                                  ---------------
TOTAL CURRENT LIABILITIES                                                                  32,122
                                                                                  ---------------

CONVERTIBLE DEBENTURES, net of current portion and net of discounts of $141                   220
NOTES PAYABLE, net of current portion (including related party note of $384)                  619
CAPITAL LEASE, net of current portion                                                          41

                                                                                  ---------------
TOTAL LIABILITIES                                                                          33,002
                                                                                  ---------------

MINORITY INTEREST                                                                              --

COMMITMENTS AND CONTINGENCIES                                                                  --

STOCKHOLDERS' DEFICIT
    Series A convertible, redeemable preferred stock, $1,000 par value, 7,500
      shares authorized 420.5 shares issued and outstanding                                   420
    Common stock; $0.005 par value; 1,000,000,000 shares
      authorized; 757,908,407 shares issued and outstanding                                 3,789
    Common stock warrants                                                                     475
    Additional paid-in capital                                                             82,553
    Accumulated other comprehensive loss                                                       (3)
    Accumulated deficit                                                                  (112,155)

                                                                                  ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                               (24,921)
                                                                                  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $         8,081
                                                                                  ===============


      The accompanying notes are an integral part of these consolidated financial statements




                          DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                          THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                            (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                            ------------------------------------
                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                                2005                  2004
                                                            ---------------      ---------------
                                                              (unaudited)          (unaudited)

REVENUES
    Temporary staffing services                             $        11,554      $         3,905
    PEO Services                                                        295                  372
    Sales of products                                                   188                  125
    Software sales, licenses and royalties                                3                   26
                                                            ---------------      ---------------
TOTAL REVENUES                                                       12,040                4,428
                                                            ---------------      ---------------

COST OF REVENUES
    Cost of temporary staffing                                       10,826                3,548
    Cost of PEO services                                                354                  280
    Cost of products sold                                                11                   23
    Cost of software sales, licenses and royalties                       --                    3
                                                            ---------------      ---------------
TOTAL COST OF REVENUES                                               11,191                3,854
                                                            ---------------      ---------------

GROSS PROFIT                                                            849                  574
                                                            ---------------      ---------------

OPERATING EXPENSES
    Selling, general and administrative                               1,782                1,009
    Impairment of patent                                                 --                   --
                                                            ---------------      ---------------
TOTAL OPERATING EXPENSES                                              1,782                1,009
                                                            ---------------      ---------------

LOSS FROM OPERATIONS                                                   (933)                (435)

OTHER INCOME (EXPENSES):
    Interest expense                                                   (424)                (483)
    Gain on extinguishment of debt                                    1,341                   --
    Penalties and interest                                             (273)                  --
    Other, net                                                           29                   --

                                                            ---------------      ---------------
TOTAL OTHER INCOME (EXPENSE)                                            673                 (483)
                                                            ---------------      ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                 (260)                (918)

PROVISION FOR INCOME TAXES                                               --                   --

                                                            ---------------      ---------------
LOSS BEFORE MINORITY INTEREST                                          (260)                (918)

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS                            --                   --

                                                            ---------------      ---------------
NET LOSS                                                    $          (260)     $          (918)
                                                            ===============      ===============

OTHER COMPREHENSIVE LOSS

    Foreign currency translation                                         (3)                  --

                                                            ---------------      ---------------
COMPREHENSIVE LOSS                                          $          (263)     $          (918)
                                                            ===============      ===============

PREFERRED STOCK DIVIDENDS                                                (5)                  (5)

NET LOSS ATTRIBUTED TO COMMON
                                                            ---------------      ---------------
    STOCKHOLDERS                                            $          (265)     $          (923)
                                                            ===============      ===============

NET INCOME (LOSS) PER SHARE - BASIC                         $         (0.00)     $         (0.00)
                                                            ===============      ===============

WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUSTANDING - BASIC                                       751,366              585,977
                                                            ===============      ===============


     The accompanying notes are an integral part of these consolidated financial statements




                                           DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                               THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)


                                                                                                  ACCUMU-
                                                                                                   LATED
                                                                                                   OTHER
                                                                            COMMON    ADDITIONAL  COMPRE-    ACCUMU-
                       SERIES A PREFERRED STOCK          COMMON STOCK        STOCK     PAID-IN    HENSIVE     LATED
                         SHARES        AMOUNT         SHARES       AMOUNT   WARRANTS   CAPITAL     LOSS       DEFICIT      TOTAL
                       -----------    ---------    ------------    ------   --------   -------   --------    ---------    --------
BALANCE,
  JUNE 30, 2005              4,205    $     420     735,248,867    $3,676   $    475   $82,629   $--         $(111,895)   $(24,695)

Issuance of
  common stock for:
    Services                                          5,000,000        25                  (10)                                 15
    Conversion of
      liabilities                                    17,659,540        88                  (66)                                 22
Foreign currency
  translation
  adjustment                                                                                           (3)                      (3)

Net loss                                                                                                          (260)       (260)
                       -----------    ---------    ------------    ------   --------   -------   --------    ---------    --------
BALANCE,
  SEPTEMBER 30, 2005         4,205    $     420     757,908,407     3,789   $    475   $82,553   $     (3)   $(112,155)   $(24,921)
                       ===========    =========    ============    ======   ========   =======   ========    =========    ========

                       The accompanying notes are an integral part of these consolidated financial statements





                           DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                             (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                   --------------------------------
                                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                                       2005               2004
                                                                   -------------      -------------
                                                                    (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $        (260)     $        (918)
   Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                          28                 39
       Stock issued for services                                              15                 10
       Amortization of debt discounts                                         30                223
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                    (700)              (144)
     Prepaid worker's compensation premiums                                  339                 --
     Other current assets                                                   (767)              (201)
     Worker's compensation deposit                                            27                 --
     Other assets                                                             (9)               (21)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                 1,419               (295)
     PEO liabilities                                                         869                871
                                                                   -------------      -------------
Net cash provided by (used in) operating activities                          991               (436)
                                                                   -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (8)                --

                                                                   -------------      -------------
Net cash used in investing activities                                         (8)                --
                                                                   -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft, net                                             347                 --
   Line of credit, net                                                       167                 --
   Proceeds from notes payable                                               221                275
   Repayments of notes payable                                            (1,438)                (9)
   Repayments of capital lease obligations                                    (1)                (2)
                                                                   -------------      -------------
Net cash provided by (used in) financing activities                         (704)               264
                                                                   -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (3)                --
                                                                   -------------      -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          276               (172)

CASH AND CASH EQUIVALENTS, Beginning of period                               171                228
                                                                   -------------      -------------

CASH AND CASH EQUIVALENTS, End of period                           $         447      $          56
                                                                   =============      =============


       The accompanying notes are an integral part of these consolidated financial statements





                           DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                             (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                   --------------------------------
                                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                                       2005               2004
                                                                   -------------      -------------
                                                                    (unaudited)        (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                   $          --      $          --
                                                                   =============      =============
   Income taxes paid                                               $          --      $          --
                                                                   =============      =============


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of convertible debentures into common stock          $          --      $         175
                                                                   =============      =============
   Conversion of accounts payable and accrued liabilities into
     common stock                                                  $          21      $          21
                                                                   =============      =============


       The accompanying notes are an integral part of these consolidated financial statements


                                                 7

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Dalrada Financial Corporation and Subsidiaries (the "Company" or "DRDF") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2005 included in the Company's annual report on Form 10-KSB filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated.

MINORITY INTEREST
-----------------

On April 1, 2005, the Company contributed its wholly-owned subsidiary, Solvis, to QPI. At that date, Solvis had a stockholders' equity of $393. As a result of the Company contributing Solvis to an 85% owned subsidiary, the Company recognized minority interest on its consolidated balance sheet in the amount of $59. During the year ended June 30, 2005, QPI incurred a net loss of which 15% is attributed to the minority interest. In the consolidated statement of operations for the year ended June 30, 2005, the Company has only recognized the minority interests' share of the net loss to the extent of the minority interest recorded on the consolidated balance sheet. During the three months ended September 30,2005, QPI incurred a net loss of which 15% is attributed to minority interest that has not been recognized in the accompanying statement of operations. Recognizing the minority interests' entire share of the net loss would have resulted in the recording of a minority interest receivable.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

NOTE 2.  GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2005, the Company had a net loss of $260. As of September 30, 2005, the Company had a negative working capital deficiency of $26,963 and had a stockholders' deficit of $24,921. In addition, the Company is in default on certain note payable obligations, delinquent on payroll tax obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also delinquent in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management believes that it can continue to raise debt and equity financing to support its operations.

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

The pro forma information regarding the effect on operations that is required by SFAS 123 has not been presented since there is no pro forma expense to be shown for the three months ended September 30, 2005 and 2004.

NOTE 4.  EARNINGS (LOSS) PER COMMON SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2005: warrants - 31,563,435 and stock options - 39,150,000. All options and warrants are anti-dilutive at September 30, 2005 as the exercise price is greater than the Company stock price at September 30, 2005.

Below is a computation of earnings (loss) per share for the three months ended September 30, 2005 and 2004. Basic and diluted loss per share are the same for the three months ended September 30,2005 and 2004:

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------------------
                                                           2005                                    2004
                                           --------------------------------------    ---------------------------------
                                            INCOME/                       PER        INCOME/                   PER
                                            (LOSS)        SHARES         SHARE       (LOSS)      SHARES       SHARE
BASIC LOSS PER SHARE

Net loss                                   $     (260)                               $   (918)

Preferred stock dividends                          (5)                                     (5)
                                           ----------                                --------
Net income (loss) attributed to common
  stockholders                             $     (265)                               $   (923)
                                           ==========                                ========

Weighed shares outstanding                              751,366                                  585,977

                                                                       ----------                            ---------
                                                                        $   (0.00)                           $   (0.00)

                                                                       ==========                            =========


                                                    9

DILUTED EARNINGS (LOSS) PER SHARE - N/A

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

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled SHARE-BASED PAYMENT. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will impact the consolidated financial statements as the Company if the Company grants any equity instruments to employees in the future.

In May 2005, the FASB issued SFAS No. 154, entitled ACCOUNTING CHANGES AND ERROR CORRECTIONS--A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines RETROSPECTIVE APPLICATION as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines RESTATEMENT as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

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

NOTE 7.  CONVERTIBLE NOTES PAYABLE

Listed below is a roll-forward schedule of the convertible debentures:

        (In Thousands)

        Balance at June 30, 2005                                       $   1,110

        Issuance of convertible debentures during the three months ended September 30, 2005
                                                                               -
        Increase in debt discount and beneficial conversion feature            -
        Converted into common stock
                                                                               -
        Amortization of value of warrants and preferential
          conversion feature
                                                                              30
                                                                       ---------
        Balance at September 30, 2005                                  $   1,140
                                                                       =========

NOTE 8.  NOTES PAYABLE

On August 9, 2005, the Company issued two secured promissory notes to two investors totaling $221. The notes are due on October 9, 2005 and accrue interest at a rate of 12% per annum. These two notes have not been repaid and are currently in default.

The following summarizes notes payable at September 30, 2005:

         Payable to investor, 8%                                  $      150
         Payable in connection with QPI acquisition                      146
         Payable to two investors, 40%                                   190
         Payable to investor, 8%                                          37
         Payable to two investors, 12%                                   221
         Payable to related party                                        384
         Payable in connection with Heritage acquisition                  45
         Payable to bank related to financing of worker's
           compensation deposit                                          255
         Payable to finance company related to financing
            of worker's compensation premium and deposit               1,760
         Payable to equipment finance companies                            6
         Payable to a former director, 16%                             1,500
                                                                  ----------
                                                                       4,694
         Less current portion                                         (4,075)
                                                                  ----------
         Long-term portion                                        $      619
                                                                  ==========

NOTE 9. STOCKHOLDERS' DEFICIENCY

Stock Issuances
---------------

During the three months ended September 30, 2005, DRDF issued the following:

         o        17,659,540 shares of its common stock for penalties of $22;
                  and

         o 5,000,000 shares of its common stock for consulting services valued at $15.


NOTE 10.  SEGMENT INFORMATION

The Company managed and internally reported the Company's business has four reportable segments, principally, (1) products and accessories, (2) software,
(3) temporary staffing, and (4) PEO services.

Segment information for the three months ended September 30, 2005 is as follows:

(IN THOUSANDS)
                                                               TEMPORARY       PEO
                                    PRODUCTS      SOFTWARE     STAFFING      SERVICES    TOTAL
                                    --------      --------     --------      --------    -----
Three months ended September
----------------------------
30, 2005
--------
    Revenues                        $   188        $   3       $  11,554      $  295     $12,040
    Operating income (loss)            (855)           (9)            21        (90)        (933)

Three months ended September
----------------------------
30, 2004
--------
    Revenues                        $   125       $   26       $   3,905       $ 372     $ 4,428
    Operating income (loss)            (327)         (64)             48         (92)       (435)


NOTE 11.  RELATED PARTY TRANSACTIONS

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

PEO SERVICES AGREEMENT WITH WARNING PROVIDES FOR A FEE AT PREVAILING MARKET RATE
--------------------------------------------------------------------------------

In April 2004, the Company entered into an Agreement to provide PEO services for Warning. The Company receives from Warning a monthly administrative fee. During the three months ended September 30, 2005, the Company has invoiced Warning $137 for management services and $4 for reimbursement of costs. As of June 30, 2005, the Company has a net amount receivable from Warning in the amount of $310.

Kaire Holdings, Inc.
--------------------

The Company's Source One subsidiary processes the payroll for Effective Health, Inc. which is a wholly-owned subsidiary of Kaire Holdings, Inc. The Company's CFO, Mr. Randall A. Jones, is also the CFO of Kaire Holding, Inc.


NOTE 12.  OTHER ACCRUED EXPENSES

Other accrued expenses at September 30, 2005 consisted of the following as of:


          Accrued interest and penalties                   $           4,087
          Accrued judgments                                            2,020
          Other taxes                                                    160
          Accrued salaries and related liabilities                     2,529
          Loss reserves                                                  922
          Other                                                        1,405
                                                           -----------------
                                                           $          11,123
                                                           =================


NOTE 13.  LITIGATION

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

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company and its subsidiary, Employment Systems, Inc. ("ESI"), each allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. Warning Model Management, Inc. reached a settlement, effective as of September 30, 2005 with the plaintiff. This document was executed and the first payment was made in November 2005.

SETTLEMENT AMOUNT. Warning, for itself and on behalf of Dalrada and ESI, agrees to pay Berryman the aggregate sum of $380 as full and final compromise of all claims in accordance with the following schedule:

---------------------------- ---------------------------------------------------
        Payment Amount                             Due Date
---------------------------- ---------------------------------------------------
             $150                        Upon Berryman's execution of
                                                this Agreement;
---------------------------- ---------------------------------------------------
             $150            Within 60 days following the date the initial
                                             payment is due; and
---------------------------- ---------------------------------------------------
             $80              Within 150 days of the date the initial payment
                                                   is due.
---------------------------- ---------------------------------------------------
         TOTAL = $380
---------------------------- ---------------------------------------------------

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

Throughout fiscal 2004 and 2005, and through the date of this filing, trade creditors have made claims and/or filed actions alleging the failure of the Company to pay its obligations to them in a total amount exceeding $3,000. These actions are in various stages of litigation, with many resulting in judgments being entered against the Company. Several of those who have obtained judgments have filed judgment liens on the Company's assets. These claims range in value from less than $1 to just over $1,000, with the great majority being less than $20.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company Annual Report on Form 10-KSB for the year ended June 30, 2005. The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; our inability to retain key employees; our inability to obtain sufficient financing to continue to expand operations; and changes in demand for products by our customers.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to our recent loss from operations, the decreases in our working capital and net worth. In addition, we are late in our filing of payroll tax returns for certain of our PEO divisions and are delinquent on the payment of payroll tax withholdings. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations. In addition, we will continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis or Plan of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, value of intangible assets and valuation of non-cash compensation. We base our estimates and judgments on historical experiences and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, estimated fair value of equity instruments used for compensation, estimated tax liabilities from PEO operations and estimated liabilities associated with worker's compensation liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the year ended June 30, 2005.

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

RESULTS OF OPERATIONS (IN $000)

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 2004
--------

REVENUES

Total revenues were $12,040 and $4,428 for the three months ended September 30, 2005 and 2004, respectively; an increase of $7,612 (172%). The principal reason for the increase is due to the expansion of our temporary staffing division with the acquisition of Heritage Staffing in April 2005 and the formation of our self-insured worker's compensation plan in May 2005.


TEMPORARY STAFFING

In September 2003, we entered into an agreement to purchase a temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. In June 2004, we entered into an agreement to purchase certain assets of M&M Nursing, a temporary staffing agency for nurses. During fiscal 2005, Jackson Staffing and M&M Nursing were renamed Solvis Group, Inc. Temporary Staffing revenues were $11,554 and $3,905 for the three months ended September 30, 2005 and 2004, respectively; an increase of $7,649 (196). The principal reason for the increase is due to the expansion of our temporary staffing division due to our focus to grow this segment of our business.

PEO SERVICES

PEO revenues were $295 and $372 for the three months ended September 30, 2005 and 2004, respectively; a decrease of $77 (21%) due primarily to the decrease in our PEO customer base due to an increased focus by us to expand our temporary staffing business.

PRODUCTS

Sales of products were generated principally from our QPI subsidiary. Products revenues were $188 and $125 for the three months ended September 30, 2005 and 2004, respectively; an increase of $63 (50%). The increase is principally due to increased sales of photographic and digital images though our QPI subsidiary.

SOFTWARE

Software revenues were $3 and $26 for the three months ended September 30, 2005 and 2004, respectively; a decrease of $23 (86%). Revenues from licenses and royalties for the periods were insignificant.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using our technologies. These revenues continue to decline as we have elected to transfer our ColorBlind software to QPI, which has accelerated product development and begun to implement a more aggressive product sales program.

COST OF PRODUCTS SOLD

Costs of temporary staffing for the three months ended September 30, 2005 and 2004 was $10,826 (94% of temporary staffing revenue) and $3,548 (91% of temporary staffing revenue), respectively. The significant increase is due to the significant increase in temporary staffing revenue.

Cost of PEO services for the three months ended September 30, 2005 and 2004 was $3544 (120% of PEO revenues) and $280 (75% of PEO revenues), respectively. The decrease in gross profit is due primarily to us incurring additional employee benefit related costs.

Cost of products sold for the three months ended September 30, 2005 and 2004 were $11 (6% of product sales) and $23 (18% of product sales), respectively. Cost of sales for products in not significant in terms of dollars.

Cost of software, licenses and royalties for the three months ended September 30, 2005 and 2004 were $0 (0% of software, license and royalties revenue) and $3 (12% of software, license and royalties revenue), respectively. Cost of sales for software in not significant in terms of dollars.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2005 and 2004 were $1,782 and $1,009, respectively; an increase of $773 (77%). The increase is principally due to an overall increase in our temporary staffing business as reflected in the 196% increase in revenues for this segment of our business.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the three months ended September 30, 2005 and 2004 was $424 and $483 respectively; a decrease of $59 (12%). The decrease is principally due to the write off of the unamortized debt discounts associated with the conversion of debentures into common stock for the three months ended September 30, 2004 (there were no conversions during the three months ended September 30, 2005) offset by an increase due to the amount of debt outstanding.

GAIN ON EXTINGUISHMENT OF DEBT

Gain on the extinguishment of debt was $1341 and $0 for the three months ended September 30, 2005 and 2004, respectively. The amounts related to accounts payable, which had become stale and uncollectible under the Statute of Limitations in the State of California and upon obtaining a legal opinion with respect to the State of California Statute of Limitations.

PENALTIES AND INTEREST

Penalties and interest related to our past due payroll tax liabilities for the three months ended September 30, 2005 and 2004 was $273 and $0 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through cash generated from operations, debt financing, and the sale of equity securities. Additionally, in order to facilitate our growth and future liquidity, we have made some strategic acquisitions.

As of September 30, 2005, we had negative working capital of 26,963 as compared to negative working capital of $26,780 at June 30, 2005, a decrease in working capital of $183 since June 30, 2005.

The Company is late on filing payroll tax returns and owes approximately $9.3 million in past due payroll taxes.

Net cash provided by operating activities was $991 for the three months ended September 30, 2005 as compared to net cash used in activities of $436 for the prior-year period; an increase of $1,427. The principal reason for the increase was the increase in account payable and accrued expenses and an increase in PEO liabilities.

Cash used in financing activities was $704 for the three months ended September 30, 2005 as compared to cash provided by financing activities of $264 for the three months ended September 30, 2004, a decrease of $968 from the prior-year period. The primary reason for the decrease was the pay down on $1,438 of notes payable during the three months ended September 30, 2005.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50 per share. The aggregate amount of such dividends in arrears at September 30, 2005, was approximately $458.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period ended September 30, 2005, covered by this quarterly report (the "Evaluation Date"), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Except as described below, during our first quarter of fiscal 2006, there were no changes made in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attached as Exhibits 31.1 and 31.2 to this annual report are certifications of the Chief Executive Officer and Chief Financial Officer required in accordance with Rule 13a-14(a) of the Exchange Act. This portion of the Company's quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

In conjunction with their audit of our fiscal year 2005 consolidated financial statements, PMB & Co., LLP (PMB), our independent registered public accounting firm, identified and orally reported to management and the Audit Committee the material weaknesses under standards established by the Public Company Accounting Oversight Board (PCAOB). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The material weaknesses were identified as:

(1) Planning and implementation of our Accounting System; (2) Financial Statement closing process; (3) Ineffective Information Technology control environment, including the design of our information security and data protection controls; (4) Untimely detection and assessment of impairment of intangible assets (i.e., patents where indicators of impairment are present; (5) Inadequate review of the valuation of certain payroll tax liabilities that resulted in post-closing journal entries to properly reflect our payroll tax liabilities; (6) Proper recording of conversion of debt into shares of common stock, including the ability of certain managers to record journal entries without adequate review or supporting documentation and an inability by management to adequately review the issuance of common stock; and, (7) Lack of the necessary depth of personnel with sufficient technical accounting experience with U.S. GAAP to perform an adequate and effective secondary review of technical accounting matters. We will continue to evaluate the material weaknesses and will take all necessary action to correct the internal control deficiencies identified. We will also further develop and enhance our internal control policies, procedures, systems and staff to allow us to mitigate the risk that material accounting errors might go undetected and be included in our consolidated financial statements.

We contemplate undertaking a thorough review of our internal controls as part of our preparation for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and we are using this review to further assist in identifying and correcting control deficiencies. At this time, we have not completed our review of the existing controls and their effectiveness. Unless and until the material weaknesses described above, or any identified during this review, are completely remedied, evaluated and tested, there can be no assurances that we will be able to assert that our internal control over financial reporting is effective, pursuant to the rules adopted by the SEC under
Section 404, when those rules take effect.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company and its subsidiary, Employment Systems, Inc. ("ESI"), each allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. Warning Model Management, Inc. reached a settlement, effective as of September 30, 2005 with the plaintiff. This document was executed and the first payment was made in November 2005.

SETTLEMENT AMOUNT. Warning, for itself and on behalf of Dalrada and ESI, agrees to pay Berryman the aggregate sum of $380 as full and final compromise of all claims in accordance with the following schedule:

------------------------------- ------------------------------------------------
         Payment Amount                               Due Date
------------------------------- ------------------------------------------------
              $150                          Upon Berryman's execution of
                                                   this Agreement;
------------------------------- ------------------------------------------------
              $150              Within 60 days following the date the initial
                                               payment is due; and
------------------------------- ------------------------------------------------
              $80                Within 150 days of the date the initial payment
                                                     is due.
------------------------------- ------------------------------------------------
          TOTAL = $380
------------------------------- ------------------------------------------------

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

Throughout fiscal 2004 and 2005, and through the date of this filing, trade creditors have made claims and/or filed actions alleging the failure of the Company to pay its obligations to them in a total amount exceeding $3,000. These actions are in various stages of litigation, with many resulting in judgments being entered against the Company. Several of those who have obtained judgments have filed judgment liens on the Company's assets. These claims range in value from less than $1 to just over $1,000, with the great majority being less than $20.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock
------------

During the three months ended September 30, 2005, DRDF issued the following:

         o        17,659,540 shares were issued to Bristol Investment Fund, Ltd.
                  at $0.001267 per share for conversion of a convertible debenture valued at $22,374.67. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Bristol Investment Fund, Ltd was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

         o 5,000,000 shares of its common stock to Joseph Malecki for services valued at $15,000. The value of the services was determined using the market value of DRDF's common stock on the date of issuance. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Mr. Malecki was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on certain bank loans that have an aggregate outstanding balance at September 30, 2005 of $3,220,000.

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

Dated: November 21, 2005

DALRADA FINANCIAL CORPORATION
(Registrant)


By: /S/ Brian Bonar
-------------------------------------
Brian Bonar
Chairman and Chief Executive Officer


By: /S/ Randall Jones
-------------------------------------
Randall Jones
Chief Financial Officer