Form 10QSB
period 2005-12-31
DALRADA FINANCIAL CORP
filed 2006-02-21
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

                                       or

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-12641


                          DALRADA FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                              38-3713274
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of February 15, 2006 was 815,802,291.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
     Consolidated Balance Sheet as of  December 31, 2005 (unaudited)           3
     Consolidated Statements of Operations and Other Comprehensive
         Loss for the three and six months ended December 31, 2005
         and 2004 (unaudited)                                                  4
     Consolidated Statement of Stockholders' deficit for the six
         months ended December 31, 2005 (unaudited)                            5
     Consolidated Statements of Cash Flows for the six months ended            6
         December 31, 2005 and 2004 (unaudited)
     Notes to Consolidated Financial Statements (unaudited)                    8

ITEM 2.  Management's Discussion and Analysis or Plan of Operations           15

ITEM 3.  Controls and Procedures                                              24


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    25
ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds           26
ITEM 3.  Defaults Upon Senior Securities                                      26
ITEM 4.  Submission of Matters To A Vote of Security Holders                  26
ITEM 5.  Other Information                                                    26
ITEM 6.  Exhibits                                                             26

SIGNATURES                                                                    27
CERTIFICATIONS                                                                28

PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                         DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                           (UNAUDITED)


                                                                                    DECEMBER 31,
                                                                                        2005
                                                                                    ------------
                                                                                     (unaudited)
                                             ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                     $        801
      Accounts receivable, net of allowance of $61                                         2,230
      Prepaid worker's compensation premiums                                                 861
      Other current assets                                                                 2,439
                                                                                    ------------
TOTAL CURRENT ASSETS                                                                       6,331
                                                                                    ------------

CUSTOMER LIST, net of accumulated amortization of $18                                         54
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,116                            261
WORKER'S COMPENSATION DEPOSIT                                                              2,129
OTHER LONG-TERM ASSETS                                                                        15
                                                                                    ------------
TOTAL ASSETS                                                                        $      8,790
                                                                                    ============


                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Cash overdraft                                                                $        572
      Lines of credit                                                                        789
      Notes payable, current portion (including related party note of $1,565)              3,603
      Convertible debentures, net of discount of $112                                      1,382
      Accounts payable                                                                     2,054
      PEO payroll taxes and other payroll deductions                                      10,067
      Other accrued expenses                                                              11,073
      Net liabilities of discontinued operations                                              78
                                                                                    ------------
TOTAL CURRENT LIABILITIES                                                                 29,618
                                                                                    ------------

NOTES PAYABLE, net of current portion (including related party note of $383)                 614
                                                                                    ------------
TOTAL LIABILITIES                                                                         30,232
                                                                                    ------------

MINORITY INTEREST                                                                              -

COMMITMENTS AND CONTINGENCIES                                                                  -

STOCKHOLDERS' DEFICIT
      Series A convertible, redeemable preferred stock, $1,000 par value,
         7,500 shares authorized 420.5 shares issued and outstanding                         420
      Common stock; $0.005 par value; 1,000,000,000 shares
         authorized; 791,606,769 shares issued and outstanding                             3,958
      Common stock warrants                                                                  475
      Additional paid-in capital                                                          82,441
      Accumulated other comprehensive loss                                                     -
      Accumulated deficit                                                               (108,736)
                                                                                    ------------
TOTAL STOCKHOLDERS' DEFICIT                                                              (21,442)
                                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $      8,790
                                                                                    ============

     The accompanying notes are an integral part of these consolidated financial statements

                                      DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
                                                       (UNAUDITED)

                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             ----------------------------    ----------------------------
                                                             DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                 2005            2004            2005            2004
                                                             ------------    ------------    ------------    ------------
                                                              (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUES
      Temporary staffing services                            $     17,002    $      3,749    $     28,545    $      7,654
      PEO Services                                                    387             478             682             850
      Sales of products                                               443             688             631             813
      Software sales, licenses and royalties                            2              13               5              39
                                                             ------------    ------------    ------------    ------------
TOTAL REVENUES                                                     17,834           4,928          29,863           9,356
                                                             ------------    ------------    ------------    ------------

COST OF REVENUES
      Cost of temporary staffing                                   14,477           3,400          25,303           6,948
      Cost of PEO services                                            299             348             653             628
      Cost of products sold                                             7             442              18             465
      Cost of software sales, licenses and royalties                    -               -               -               3
                                                             ------------    ------------    ------------    ------------
TOTAL COST OF REVENUES                                             14,783           4,190          25,974           8,044
                                                             ------------    ------------    ------------    ------------

GROSS PROFIT                                                        3,051             738           3,889           1,312
                                                             ------------    ------------    ------------    ------------

OPERATING EXPENSES
      Selling, general and administrative                           2,537             996           4,208           2,005
                                                             ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                            2,537             996           4,208           2,005
                                                             ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                         514            (258)           (319)           (693)

OTHER INCOME (EXPENSES):
      Interest expense                                               (140)           (345)           (564)           (828)
      Note payable settlement                                        (316)              -            (316)              -
      Gain on extinguishment of debt                                4,262             260           5,603             260
      Penalties and interest                                         (294)              -            (567)              -
      Gain resulting from reconciliation of payroll tax
        liabilities to taxing authorities                               -             536               -             536
      Other, net                                                     (187)              -            (158)              -
                                                             ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                        3,325             451           3,998             (32)
                                                             ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
      AND DISCONTINUED OPERATIONS                                   3,839             193           3,679            (725)

PROVISION FOR INCOME TAXES                                              -               -               -               -

INCOME (LOSS) BEFORE MINORITY INTEREST
                                                             ------------    ------------    ------------    ------------
      AND DISCONTINUED OPERATIONS                                   3,839             193           3,679            (725)

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS                           -               -               -               -

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                        3,839             193           3,679            (725)

DISCONTINUED OPERATIONS:
      Loss from operations of discontinued operations                (420)              -            (520)
                                                             ------------    ------------    ------------    ------------
                                                                     (420)              -            (520)              -
                                                             ------------    ------------    ------------    ------------

                                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                            $      3,419    $        193    $      3,159    $       (725)
                                                             ============    ============    ============    ============

OTHER COMPREHENSIVE INCOME (LOSS)

      Foreign currency translation                                      3               -               -               -
                                                             ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                                  $      3,422    $        193    $      3,159    $       (725)
                                                             ============    ============    ============    ============

PREFERRED STOCK DIVIDENDS                                              (5)             (5)            (10)            (10)

NET INCOME (LOSS) ATTRIBUTED TO COMMON                       ------------    ------------    ------------    ------------
      STOCKHOLDERS                                           $      3,414    $        188    $      3,149    $       (735)
                                                             ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE - BASIC
      Continuing operations                                  $       0.00    $       0.00    $       0.00    $      (0.00)
      Discontinued operations                                       (0.00)              -           (0.00)              -
                                                             ------------    ------------    ------------    ------------
                                                             $       0.00    $       0.00    $       0.00    $      (0.00)
                                                             ============    ============    ============    ============

WEIGHTED AVERAGE COMMON EQUIVALENT
      SHARES OUSTANDING - BASIC                                   771,827         640,378         761,597         613,178
                                                             ============    ============    ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements

                                           DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                 SIX MONTHS ENDED DECEMBER 31, 2005
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                             (UNAUDITED)

                                                                                                                     ACCUMULATED
                                                                                           COMMON       ADDITIONAL      OTHER
                                SERIES A PREFERRED STOCK          COMMON STOCK             STOCK         PAID-IN    COMPREHENSIVE
                                   SHARES        AMOUNT        SHARES         AMOUNT      WARRANTS       CAPITAL         LOSS
                                -----------   -----------   -----------    -----------   -----------   -----------   -----------
BALANCE, JUNE 30, 2005                4,205   $       420   735,248,867    $     3,676   $       475   $    82,629   $         -

Issuance of common stock for:
  Services                                                    5,000,000             25                         (10)
  Convertible debentures                                     29,411,767            147                         (97)
  Conversion of liabilities                                  21,946,135            110                         (81)
Foreign currency translation
  adjustment                                                                                                                   -

Net loss
                                -----------   -----------   -----------    -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2005            4,205   $       420   791,606,769    $     3,958   $       475   $    82,441   $         -
                                ===========   ===========   ===========    ===========   ===========   ===========   ===========

                                ACCUMULATED
                                  DEFICIT           TOTAL
                                ------------    ------------
BALANCE, JUNE 30, 2005          $   (111,895)   $    (24,695)

Issuance of common stock for:
  Services                                                15
  Convertible debentures                                  50
  Conversion of liabilities                               29
Foreign currency translation
  adjustment                                               -

Net loss                               3,159           3,159
                                ------------    ------------
BALANCE, DECEMBER 31, 2005      $   (108,736)   $    (21,442)
                                ============    ============


                       The accompanying notes are an integral part of these consolidated financial statements


                                  DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                     ----------------------------
                                                                                     DECEMBER 31,    DECEMBER 31,
                                                                                         2005            2004
                                                                                     ------------    ------------
                                                                                      (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) from continuing operations                                     $      3,679    $       (725)
    Adjustment to reconcile net loss to net cash
      provided by (used in) operating activities from continuing operations
         Depreciation and amortization                                                         57             117
         Stock issued for services                                                             15              42
         Amortization of debt discounts                                                        58             264
         Gain resulting from reconciliation of payroll tax
           liabilities to taxing authorities                                                    -            (536)
         Gain on settlement of debt                                                        (5,603)
    Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                                                    (816)           (861)
      Inventories                                                                               -              44
      Prepaid worker's compensation premiums                                                  269               -
      Other current assets                                                                 (1,399)            (10)
      Worker's compensation deposit                                                           496               -
      Other assets                                                                             (4)              -
    Increase (decrease) in:
      Accounts payable and accrued expenses                                                 4,903          (1,205)
      PEO liabilities                                                                       1,292           1,978
                                                                                     ------------    ------------
Net cash provided by (used in) operating activities from continuing operations              2,947            (892)
Net cash used in operating activities of discontinued operations                             (432)              -
                                                                                     ------------    ------------
Net cash provided by (used in) operating activities                                         2,515            (892)
                                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                        (68)           (137)
                                                                                     ------------    ------------
Net cash used in investing activities from continuing operations                              (68)           (137)
Net cash used in investing activities of discontinued operations                                -               -
                                                                                     ------------    ------------
Net cash used in investing activities                                                         (68)           (137)
                                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in cash overdraft, net                                                             410               -
    Line of credit, net                                                                        20             206
    Proceeds from notes payable                                                               821             724
    Repayments of notes payable                                                            (2,581)            (15)
    Repayments of borrowings under bank notes payable                                        (483)              -
    Repayments of capital lease obligations                                                    (4)            (14)
                                                                                     ------------    ------------
Net cash provided by (used in) financing activities from continuing operations             (1,817)            901
Net cash used in financing activities of discontinued operations                                -               -
                                                                                     ------------    ------------
Net cash provided by (used in) financing activities                                        (1,817)            901
                                                                                     ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         -               -
                                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                          630            (128)

CASH AND CASH EQUIVALENTS, Beginning of period                                                171             228
                                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, End of period                                             $        801    $        100
                                                                                     ============    ============

              The accompanying notes are an integral part of these consolidated financial statements

                          DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                            (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                      ---------------------------
                                                                      DECEMBER 31,   DECEMBER 31,
                                                                          2005           2004
                                                                      ------------   ------------
                                                                       (unaudited)    (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                     $          -   $          -
                                                                      ============   ============
    Income taxes paid                                                 $          -   $          -
                                                                      ============   ============


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of convertible debentures into common stock            $         50   $        175
                                                                      ============   ============
    Conversion of accounts payable and accrued liabilities into
      common stock                                                    $         29   $        132
                                                                      ============   ============


      The accompanying notes are an integral part of these consolidated financial statements

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

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

MINORITY INTEREST
-----------------

On April 1, 2005, the Company contributed its wholly-owned subsidiary, Solvis
(a Michigan corporation), to QPI (QPI subsequently changed its name to Solvis Group, Inc., a Nevada corporation). At that date, Solvis had a stockholders' equity of $393. As a result of the Company contributing Solvis to an 85% owned subsidiary, the Company recognized minority interest on its consolidated balance sheet in the amount of $59. During the year ended June 30, 2005, QPI incurred a net loss of which 15% is attributed to the minority interest. In the consolidated statement of operations for the year ended June 30, 2005, the Company has only recognized the minority interests' share of the net loss to the extent of the minority interest recorded on the consolidated balance sheet. During the six months ended December 31,2005, QPI incurred a net loss of which 15% is attributed to minority interest that has been included in the net loss in the accompanying statement of operations. Recognizing the minority interests' entire share of the net loss would have resulted in the recording of a minority interest receivable.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


NOTE 2. GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2005, the Company had a loss from operations of $319. As of December 31, 2005, the Company had a working capital deficiency of $23,287 and had a stockholders' deficit of $21,442. In addition, the Company is in default on certain note payable obligations, delinquent on payroll tax obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also delinquent in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management believes that it can continue to raise debt and equity financing to support its operations.

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

The pro forma information regarding the effect on operations that is required by SFAS 123 has not been presented since there is no pro forma expense to be shown for the six months ended December 31, 2005 and 2004.

NOTE 4.  EARNINGS (LOSS) PER COMMON SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended December 31, 2005: warrants - 31,061and stock options - 31,500. All options and warrants are anti-dilutive at December 31, 2005 as the exercise price is greater than the Company stock price at December 31, 2005.

Below is a computation of earnings (loss) per share for the three and six months ended December 31, 2005 and 2004. Basic and diluted loss per share are the same for the six months ended December 31,2004:

                                                                               THREE MONTHS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                                        2005                                  2004
                                                       -------------------------------------  -------------------------------------
                                                         INCOME/                     PER        INCOME/                    PER
                                                         (LOSS)       SHARES        SHARE       (LOSS)       SHARES       SHARE
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations           $     3,839                            $       193
Preferred stock dividends                                       (5)                                    (5)
                                                       -----------                            -----------
                                                             3,834                                    188
Discontinued operations                                       (420)                                     -
                                                       -----------                            -----------
Net income (loss) attributed to common stockholders    $     3,414                            $       188
                                                       ===========                            ===========

Weighed shares outstanding                                              771,827                                640,378

  Continuing operations                                                          $      0.00                            $      0.00
  Discontinued operations                                                        $     (0.00)                           $         -
                                                                                 -----------                            -----------
                                                                                 $      0.00                            $      0.00
                                                                                 ===========                            ===========






DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations           $     3,839                            $       193
Preferred stock dividends                                       (5)                                    (5)
Interest on convertible debentures                              30                                     24
Amortization of discounts on convertible debentures             28                                     41
                                                       -----------                            -----------
                                                             3,892                                    253
Discontinued operations                                       (420)                                     -
                                                       -----------                            -----------
Net income (loss) attributed to common stockholders    $     3,472                            $       253
                                                       ===========                            ===========

Weighed shares outstanding                                              771,827                                640,378
Conversion of convertible debentures into common stock                  609,796                                762,987
                                                                    -----------                            -----------
                                                                      1,381,623                              1,403,365
                                                                    ===========                            ===========

  Continuing operations                                                          $      0.00                            $      0.00
  Discontinued operations                                                        $     (0.00)                           $         -
                                                                                 -----------                            -----------
                                                                                 $      0.00                            $      0.00
                                                                                 ===========                            ===========


                                                                               SIX MONTHS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                                        2005                                  2004
                                                       -------------------------------------  -------------------------------------
                                                         INCOME/                     PER        INCOME/                    PER
                                                         (LOSS)       SHARES        SHARE       (LOSS)       SHARES       SHARE
                                                       -----------  -----------  -----------  -----------  -----------  -----------
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations           $     3,679                            $      (725)
Preferred stock dividends                                      (10)                                   (10)
                                                       -----------                            -----------
                                                             3,669                                   (735)
Discontinued operations                                       (520)                                     -
                                                       -----------                            -----------
Net income (loss) attributed to common stockholders    $     3,149                            $      (735)
                                                       ===========                            ===========

Weighed shares outstanding                                              761,597                                613,178

  Continuing operations                                                          $      0.00                            $     (0.00)
  Discontinued operations                                                        $     (0.00)                           $         -
                                                                                 -----------                            -----------
                                                                                 $      0.00                            $     (0.00)
                                                                                 ===========                            ===========






DILUTED EARNINGS (LOSS) PER SHARE                                                                                 N/A

Net income (loss) from continuing operations           $     3,679
Preferred stock dividends                                      (10)
Interest on convertible debentures                              60
Amortization of discounts on convertible debentures             58
                                                       -----------
                                                             3,787
Discontinued operations                                       (520)
                                                       -----------
Net income (loss) attributed to common stockholders    $     3,267
                                                       ===========

Weighed shares outstanding                                              761,597
Conversion of convertible debentures into common stock                  609,796
                                                                    -----------
                                                                      1,371,393
                                                                    ===========

  Continuing operations                                                          $      0.00
  Discontinued operations                                                        $     (0.00)
                                                                                 -----------
                                                                                 $      0.00
                                                                                 ===========

NOTE 5. BORROWINGS UNDER BANKS NOTES PAYABLE

The Company had outstanding two notes payable to Imperial Bank and Export-Import Bank in the amounts of $1,490 and $1,730, respectively. In December 2005, the Company entered into an agreement with these two banks whereby the Company paid a total of $483 as full satisfaction of all outstanding principal ($3,220) and accrued interest ($1,383) relating to these two notes payable. The Company recognized a gain on the settlement of debt related to this transaction of $4,120.


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


NOTE 7. CONVERTIBLE NOTES PAYABLE

Listed below is a roll-forward schedule of the convertible debentures:


         (In Thousands)

         Balance at June 30, 2005                                     $   1,110

         Conversion of interest and penalties                               264
         Issuance of convertible debentures during the six months
             ended December 31, 2005                                          -
         Increase in debt discount and beneficial conversion feature          -
         Converted into common stock                                        (50)
         Amortization of value of warrants and preferential
           conversion feature                                                58
                                                                      ---------
         Balance at December 31, 2005                                 $   1,382
                                                                      =========

NOTE 8. NOTES PAYABLE

On August 9, 2005, the Company issued two secured promissory notes to two investors totaling $221. The notes are due on October 9, 2005 and accrue interest at a rate of 12% per annum. These two notes have not been repaid and are currently in default. In addition, on December 22, 2005, the Company issued a promissory note to an investor for $600. The note is due on January 6, 2006 and accrues interest at a rate of 15% per annum through February 1, 2006 and 24% per annum thereafter until the note is paid in full. This note was repaid from the proceeds of the February 13, 2006 funding (See Note 18).

The following summarizes notes payable at December 31, 2005:

      Payable to investor, 8%                                    $     150
      Payable in connection with QPI acquisition                       141
      Payable to two investors, 40%                                    190
      Payable to investor, 8%                                           37
      Payable to investor, 15%                                         600
      Payable to two investors, 12%                                    221
      Payable to related party                                         448
      Payable to bank related to financing of worker's
        compensation deposit                                           128
      Payable to finance company related to financing of
        worker's compensation premium and deposit                      796
      Payable to equipment finance companies                             6
      Payable to a former director, 16%                              1,500
                                                                 ----------
                                                                     4,217
      Less current portion                                          (3,603)
                                                                 ----------
      Long-term portion                                          $     614
                                                                 ==========


NOTE 9. STOCKHOLDERS' DEFICIENCY

Stock Issuances
---------------

During the six months ended December 31, 2005, DRDF issued the following:

     o 21,946,135 shares of its common stock for penalties and accrued interest of $29;

     o 29,411,767 shares of is common stock upon the $50 conversion of a convertible debenture; and

     o 5,000,000 shares of its common stock for consulting services valued at $15.


NOTE 10. SEGMENT INFORMATION

The Company managed and internally reported the Company's business has four reportable segments, principally, (1) products and accessories, (2) software,
(3) temporary staffing, and (4) PEO services.

Segment information for the six months ended December 31, 2005 is as follows:

(IN THOUSANDS)
                                                               TEMPORARY      PEO
                                         PRODUCTS   SOFTWARE    STAFFING    SERVICES      TOTAL
                                         --------   --------    --------    --------      -----
Six months ended December 31, 2005
----------------------------------
    Revenues                            $    631    $      5    $ 28,545    $    682    $ 29,863
    Operating income (loss)               (1,881)        (34)      1,543          53        (319)

Six months ended December 31, 2004
----------------------------------
    Revenues                            $    813    $     39    $  7,654    $    820    $  9,356
    Operating income (loss)                 (437)        (45)       (116)        (95)       (693)

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

PEO SERVICES AGREEMENT WITH WARNING PROVIDES FOR A FEE AT PREVAILING MARKET RATE
--------------------------------------------------------------------------------

In April 2004, the Company entered into an Agreement to provide PEO services for Warning. The Company receives from Warning a monthly administrative fee. During the six months ended December 31, 2005, the Company has invoiced Warning $274 for management services and $0 for reimbursement of costs. As of December 31, 2005, the Company has a net amount payable to Warning in the amount of $790.

Kaire Holdings, Inc.

The Company's Source One subsidiary processes the payroll for Effective Health, Inc. which is a wholly-owned subsidiary of Kaire Holdings, Inc. The Company's CFO, Mr. Randall A. Jones, is also the CFO of Kaire Holding, Inc.


NOTE 12. OTHER ACCRUED EXPENSES

Other accrued expenses at December 31, 2005 consisted of the following as of:


      Accrued interest and penalties                     $     2,730
      Accrued judgments                                        1,756
      Other taxes                                                127
      Accrued salaries and related liabilities                 4,675
      Loss reserves                                              229
      Accrued settlements                                        316
      Other                                                    1,240
                                                         -----------
                                                         $    11,073
                                                         ===========

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

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company and its subsidiary, Employment Systems, Inc. ("ESI"), each allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. Warning Model Management, Inc. reached a settlement, effective as of September 30, 2005 with the Plaintiff, which requires defendants, collectively, to pay Plaintiff the aggregate sum of $380. Defendants have made the initial two payments due under the settlement and the final payment in the sum of $80 will be due in April 2006.

On March 17, 2005, Greenland Corporation ("Plaintiff"), filed an amended complaint in the Superior Court of California, County of San Diego, Case No. GIC842605, against the Company and multiple other individuals and entities resulting from a transaction as evidenced by the "Agreement to Acquire Shares" dated August 9, 2002, whereby the Company obtained a controlling equity interest in Plaintiff. Plaintiff contends that the Company engaged in various forms of wrongdoing including breach of fiduciary duty, conversion, conspiracy and aiding and abetting. The Company has filed a cross-complaint alleging various causes of action against Plaintiff and its officers, directors and/or managing agents including Thomas J. Beener, Gene Cross, George Godwin, and Edward Sano. The subject cross-complaint seeks pecuniary and punitive damages resulting from various fraudulent transactions as well as legal malpractice against Mr. Beener. Trial, which was initially set for April 14, 2006, has now been continued to September 8, 2006. The Company has and will continue with its vigorous defense/prosecution of the allegations/claims.

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

The Company was in a dispute with former creditors regarding the amount of debt converted into common stock. These creditors were seeking damages totaling $316. The Company proposed a settlement in the amount of $316, based on the advice of the Company's legal counsel. Consequently, $316 was charged to operations in the accompanying financial statements for the three and six months ended December 31, 2005. The plaintiffs have accepted the settlement offer.

NOTE 14. GAIN ON SETTLEMENT OF DEBT

During the six months ended December 31, 2005 and 2004, the Company recognized a gain on settlement of debt of $5,603 and $260, respectively. For the six months ended December 31, 2005, the recognized a gain of $4,120 related to the settlement of two notes payable to banks. (See Note 5) The remaining gain for the six months ended December 31, 2005 and the gain for the six months ended December 31, 2004 resulted primarily from the write off of stale accounts payable and judgments. The Company, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as settlement of debt.

NOTE 15. GAIN RESULTING FROM RECONCILIATION OF PAYROLL TAX LIABILITIES TO TAXING AUTHORITIES

During the six months ended December 31, 2004, the Company recorded an adjustment to earnings of $536, resulting from a reconciliation with the Internal Revenue Service and certain State taxing authorities of the amounts due for delinquent payment of payroll tax liabilities. The Company continually updates its estimate of the amount due related to delinquent payroll taxes and penalties as it receives correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities.

NOTE 16. DISCONTINUED OPERATIONS

In November 2005, the Company determined to discontinue operations of Master Staffing, its executive recruiting division. The decision was based on the Master Staffing lack of ability to generate sufficient revenue and the Company's lack of expertise in the executive recruiting business. The Company is completely exiting the executive recruiting business. The Company plans to wind down the operations of Master Staffing and close its only office over the next few months.

For the six months ended December 31, 2005 and 2004, Master Staffing's revenues were $11 and $0, respectively, and its loss from operations were $520 and $0, respectively. The results of operations of Master Staffing have been reported separately as discontinued operations.

Master Staffing's net liabilities at December 31, 2005 were $78, which consisted of furniture and equipment of $19 and accrued liabilities of $97.

NOTE 17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 18. SUBSEQUENT EVENT

On February 13, 2006, the Company issued convertible notes in exchange for gross proceeds of $5,000, with $4,385 of net proceeds going to the Company. $1,758 of the net proceeds was used directly to pay debt settlements.

The convertible notes mature in two years, at a 15% per annum interest rate and call for monthly interest payments with the principal due on maturity. If the Company defaults on the interest payments, the investors will have the right to convert the notes into common shares at a seventy-five percent (75%) discount to market price. In addition, warrants for 1,352,000 shares of common stock with an exercise price of $.005 were issued to the investors as part of the funding. These warrants expire in seven years and have a cashless exercise provision.

Concurrent with the funding, certain of the Company's investors holding convertible notes exchanged such notes plus any related accrued interest and penalties, for new notes with the same terms as referenced above. These notes are valued at $2,545.

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

RESULTS OF OPERATIONS (IN $000)

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
2004
----

REVENUES

Total revenues were $17,834 and $4,928 for the three months ended December 31, 2005 and 2004, respectively; an increase of $12,906 (262%). The principal reason for the increase is due to the expansion of our temporary staffing division with the acquisition of Heritage Staffing in April 2005 and the formation of our self-insured worker's compensation plan in May 2005.

TEMPORARY STAFFING

In September 2003, we entered into an agreement to purchase a temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. In June 2004, we entered into an agreement to purchase certain assets of M&M Nursing, a temporary staffing agency for nurses. During fiscal 2005, Jackson Staffing and M&M Nursing were renamed Solvis Group, Inc. Temporary Staffing revenues were $17,002 and $3,749 for the three months ended December 31, 2005 and 2004, respectively; an increase of $13,253 (354%). The principal reason for the increase is due to the expansion of our temporary staffing division due to our focus to grow this segment of our business.

PEO SERVICES

PEO revenues were $387 and $478 for the three months ended December 31, 2005 and 2004, respectively; a decrease of $91 (19%) due primarily to the decrease in our PEO customer base due to an increased focus by us to expand our temporary staffing business.

PRODUCTS

Sales of products were generated principally from our QPI subsidiary. Products revenues were $443 and $688 for the three months ended December 31, 2005 and 2004, respectively; an decrease of $245 (36%). The decrease is principally due to decreased sales of photographic and digital images though our QPI subsidiary.

SOFTWARE

Software revenues were $2 and $13 for the three months ended December 31, 2005 and 2004, respectively; a decrease of $11 (85%). Revenues from licenses and royalties for the periods were insignificant.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using our technologies. These revenues continue to decline as we have elected to transfer our ColorBlind software to QPI, which has accelerated product development and begun to implement a more aggressive product sales program.

COST OF PRODUCTS SOLD

Costs of temporary staffing for the three months ended December 31, 2005 and 2004 was $14,477 (85% of temporary staffing revenue) and $3,400 (91% of temporary staffing revenue), respectively. The significant increase is due to the significant increase in temporary staffing revenue.

Cost of PEO services for the three months ended December 31, 2005 and 2004 was $299 (77% of PEO revenues) and $348 (73% of PEO revenues), respectively. The decrease in gross profit is not significant.

Cost of products sold for the three months ended December 31, 2005 and 2004 were $7 (2% of product sales) and $442 (64% of product sales), respectively. Cost of sales for products in not significant in terms of dollars.

Cost of software, licenses and royalties for the three months ended December 31, 2005 and 2004 were $0 (0% of software, license and royalties revenue) and $0 (0% of software, license and royalties revenue), respectively.

OPERATING EXPENSES

Operating expenses for the three months ended December 31, 2005 and 2004 were $2,537 and $996, respectively; an increase of $1,541 (155%). The increase is principally due to an overall increase in our temporary staffing business as reflected in the 354% increase in revenues for this segment of our business.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the three months ended December 31, 2005 and 2004 was $140 and $345 respectively; a decrease of $205 (59%). The decrease is principally due to a decreased write off of debt financing costs due to the fewer conversions of convertible debt to equity during the three months ended December 31, 2005.

SETTLEMENT WITH INVESTORS

Settlement with investors relates to disputes over the note balances, accrued interest and penalties on old debt. We reached a settlement with these investors by issuing new notes for an aggregate of $316.

GAIN ON EXTINGUISHMENT OF DEBT

Gain on the extinguishment of debt was $4,262 and $260 for the three months ended December 31, 2005 and 2004, respectively; an increase of $4,002 (1,539%). The significant increase is due to the gain recognized of $4,120 in December 2005 related to the settlement of two notes payable to banks. The remaining gains related to accounts payable, which had become stale and uncollectible under the Statute of Limitations in the State of California and upon obtaining a legal opinion with respect to the State of California Statute of Limitations.

PENALTIES AND INTEREST

Penalties and interest related to our past due payroll tax liabilities for the three months ended December 31, 2005 and 2004 was $294 and $0 respectively.


SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
----------------------------------------------------------------------------
2004
----

REVENUES

Total revenues were $29,863 and $9,356 for the six months ended December 31, 2005 and 2004, respectively; an increase of $20,507 (219%). The principal reason for the increase is due to the expansion of our temporary staffing division with the acquisition of Heritage Staffing in April 2005 and the formation of our self-insured worker's compensation plan in May 2005.

TEMPORARY STAFFING

Temporary Staffing revenues were $28,545 and $7,654 for the six months ended December 31, 2005 and 2004, respectively; an increase of $20,891 (273%). The principal reason for the increase is due to the expansion of our temporary staffing division due to our focus to grow this segment of our business.

PEO SERVICES

PEO revenues were $682 and $850 for the six months ended December 31, 2005 and 2004, respectively; a decrease of $168 (20%) due primarily to the decrease in our PEO customer base due to an increased focus by us to expand our temporary staffing business.

PRODUCTS

Sales of products were generated principally from our QPI subsidiary. Products revenues were $631 and $813 for the six months ended December 31, 2005 and 2004, respectively; an decrease of $182 (22%). The decrease is principally due to decreased sales of photographic and digital images though our QPI subsidiary.

SOFTWARE

Software revenues were $5 and $39 for the six months ended December 31, 2005 and 2004, respectively; a decrease of $34 (87%). Revenues from licenses and royalties for the periods were insignificant.

COST OF PRODUCTS SOLD

Costs of temporary staffing for the six months ended December 31, 2005 and 2004 was $25,303 (89% of temporary staffing revenue) and $6,948 (91% of temporary staffing revenue), respectively. The significant increase is due to the significant increase in temporary staffing revenue.

Cost of PEO services for the six months ended December 31, 2005 and 2004 was $653 (96% of PEO revenues) and $628 (74% of PEO revenues), respectively. The decrease in gross profit is due primarily to us incurring additional employee benefit related costs.

Cost of products sold for the six months ended December 31, 2005 and 2004 were $18 (3% of product sales) and $465 (57% of product sales), respectively. Cost of sales for products in not significant in terms of dollars.

Cost of software, licenses and royalties for the six months ended December 31, 2005 and 2004 were $0 (0% of software, license and royalties revenue) and $3 (8% of software, license and royalties revenue), respectively. Cost of sales for software in not significant in terms of dollars.

OPERATING EXPENSES

Operating expenses for the six months ended December 31, 2005 and 2004 were $4,208 and $2,005, respectively; an increase of $2,203 (110%). The increase is principally due to an overall increase in our temporary staffing business as reflected in the 273% increase in revenues for this segment of our business.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the six months ended December 31, 2005 and 2004 was $564 and $828 respectively; a decrease of $264 (32%). The decrease is principally due to a decreased write off of debt financing costs due to the fewer conversions of convertible debt to equity during the six months ended December 31, 2005.

SETTLEMENT WITH INVESTORS

Settlement with investors relates to disputes over the note balances, accrued interest and penalties on old debt. We reached a settlement with these investors by issuing new notes for an aggregate of $316.

GAIN ON EXTINGUISHMENT OF DEBT

Gain on the extinguishment of debt was $5,603 and $260 for the six months ended December 31, 2005 and 2004, respectively; an increase of $5,343 (2,055%). The significant increase is due to the gain recognized of $4,120 in December 2005 related to the settlement of two notes payable to banks. The remaining gains related to accounts payable, which had become stale and uncollectible under the Statute of Limitations in the State of California and upon obtaining a legal opinion with respect to the State of California Statute of Limitations.

PENALTIES AND INTEREST

Penalties and interest related to our past due payroll tax liabilities for the six months ended December 31, 2005 and 2004 was $567 and $0 respectively.

GAIN FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES

During the six months ended December 31, 2004, we recorded as other income an adjustment of accrued PEO payroll taxes payable of $536 resulting from reconciliations of certain liabilities with the Internal Revenue Service and certain State taxing authorities of amounts due for delinquent payment of payroll tax liabilities. We continually updates our estimate of the amount due related to delinquent payroll taxes and penalties as we receive correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities.

DISCONTINUED OPERATIONS

In November 2005, we determined to discontinue operations of Master Staffing, our executive recruiting division. The decision was based on the Master Staffing lack of ability to generate sufficient revenue and our lack of expertise in the executive recruiting business. We are completely exiting the executive recruiting business. We plan to wind down the operations of Master Staffing and close its only office over the next few months.

For the six months ended December 31, 2005 and 2004, Master Staffing's revenues were $11 and $0, respectively, and its loss from operations were $520 and $0, respectively. The results of operations of Master Staffing have been reported separately as discontinued operations.

Master Staffing's net liabilities at December 31, 2005 were $78 which consisted of furniture and equipment of $19 and accrued liabilities of $97.

SUBSEQUENT EVENT

On February 13, 2006, we issued convertible notes in exchange for gross proceeds of $5,000, with $4,385 of net proceeds going to us. $1,758 of the net proceeds was used directly to pay debt settlements.

The convertible notes mature in two years, at a 15% per annum interest rate and call for monthly interest payments with the principal due on maturity. If we default on the interest payments, the investors will have the right to convert the notes into common shares at a seventy-five percent (75%) discount to market price. In addition, warrants for 1,352,000,000 shares of common stock with an exercise price of $.005 were issued to the investors as part of the funding. These warrants expire in seven years and have a cashless exercise provision.

Concurrent with the funding, certain of our investors holding convertible notes exchanged such notes plus any related accrued interest and penalties, for new notes with the same terms as referenced above. These notes are valued at $2,545.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through cash generated from operations, debt financing, and the sale of equity securities. Additionally, in order to facilitate our growth and future liquidity, we have made some strategic acquisitions.

As of December 31, 2005, we had negative working capital of $23,287 as compared to negative working capital of $26,780 at June 30, 2005, an increase in working capital of $3,493 since June 30, 2005. The primary reason for the increase in working capital was the settlement of two notes payable to banks that resulted in increase in working capital of $4,120.

The Company is late on filing payroll tax returns and owes approximately $8.0 million in past due payroll taxes.

Net cash provided by operating activities was $2,515 for the six months ended December 31, 2005 as compared to net cash used in activities of $892 for the prior-year period; an increase of $3,407. The principal reason for the increase was the increase in account payable and accrued expenses and an increase in PEO liabilities.

Cash used in financing activities was $1,817 for the six months ended December 31, 2005 as compared to cash provided by financing activities of $901 for the six months ended December 31, 2004, a decrease of $2,718 from the prior-year period. The primary reason for the decrease was the pay down on $3,064 of notes payable during the six months ended December 31, 2005.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50 per share. The aggregate amount of such dividends in arrears at December 31, 2005, was approximately $463.

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

OFF-BALANCE ARRANGEMENTS
------------------------

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for the following.. As of September 8, 2004, Warning Management Services, Inc. ("Warning") purchased all of the issued and outstanding shares of Employment Systems, Inc. ("ESI") for $1,500. The purchase was $750 cash paid at the closing and a $750 note payable. In connection with this transaction, the Company agreed to be a guarantor of the $750 note payable. Our CEO, Brian Bonar, is also the CEO of Warning. As inducement to enter into this guarantee, we were given a non-cancelable 2-year payroll processing contract with ESI. Currently the $750 note payable is in dispute. Warning is claiming that certain representations made by ESI were not correct and is proposing that the purchase price be reduced. Warning reached a settlement, effective as of September 30, 2005 with the Plaintiff, which requires defendants, collectively, to pay Plaintiff the aggregate sum of $380. Defendants have made the initial two payments due under the settlement and the final payment in the sum of $80 will be due in April 2006. Management has evaluated this contingent liability and has determined that no loss is anticipated as a result of this guarantee.


ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period ended December 31, 2005, covered by this quarterly report (the "Evaluation Date"), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company and its subsidiary, Employment Systems, Inc. ("ESI"), each allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. Warning Model Management, Inc. reached a settlement, effective as of September 30, 2005 with the Plaintiff, which requires defendants, collectively, to pay Plaintiff the aggregate sum of $380. Defendants have made the initial two payments due under the settlement and the final payment in the sum of $80 will be due in April 2006.

On March 17, 2005, Greenland Corporation ("Plaintiff"), filed an amended complaint in the Superior Court of California, County of San Diego, Case No. GIC842605, against the Company and multiple other individuals and entities resulting from a transaction as evidenced by the "Agreement to Acquire Shares" dated August 9, 2002, whereby the Company obtained a controlling equity interest in Plaintiff. Plaintiff contends that the Company engaged in various forms of wrongdoing including breach of fiduciary duty, conversion, conspiracy and aiding and abetting. The Company has filed a cross-complaint alleging various causes of action against Plaintiff and its officers, directors and/or managing agents including Thomas J. Beener, Gene Cross, George Godwin, and Edward Sano. The subject cross-complaint seeks pecuniary and punitive damages resulting from various fraudulent transactions as well as legal malpractice against Mr. Beener. Trial, which was initially set for April 14, 2006, has now been continued to September 8, 2006. The Company has and will continue with its vigorous defense/prosecution of the allegations/claims.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

During the three months ended December 31, 2005, DRDF issued the following:

     o 33,698,362 shares were issued to Balmore Funds S.A. at $0.0017 per share for conversion of a convertible debenture and accrued interest valued at $57,287.21. These shares were issued pursuant to the exempt provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Bristol Investment Fund, Ltd was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.


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

Dated: February 20, 2006

DALRADA FINANCIAL CORPORATION
(Registrant)


By: /S/ Brian Bonar
-------------------------------------
Brian Bonar
Chairman and Chief Executive Officer


By: /S/ Randall Jones
-------------------------------------
Randall Jones
Chief Financial Officer