Form 10QSB
period 2006-03-31
DALRADA FINANCIAL CORP
filed 2006-05-22
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
                                       or
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-12641

                          DALRADA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                            33-0021693
(State or other jurisdiction of                        (IRS Employer ID Number)
 incorporation or organization)


                          9449 BALBOA AVENUE, SUITE 210
                               SAN DIEGO, CA 92123
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (858) 427 8700

                                       N/A
             (Former name and address, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of May 15, 2006 was 932,980,414.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

     Consolidated Balance Sheet - March 31, 2006 (unaudited)
     Consolidated Statements of Operations - 3 and 9 months ended March 31, 2006 and 2005 (unaudited)
     Consolidated Statements of Cash Flows - 9 months ended March 31, 2006 and
       2005 (unaudited)
     Notes to Consolidated Financial Statements (unaudited)

ITEM 2.  Management's Discussion and Analysis or Plan of Operations

ITEM 3.  Controls and Procedures

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds

ITEM 3.  Defaults Upon Senior Securities

ITEM 4.  Submission of Matters To A Vote of Security Holders

ITEM 5.  Other Information

ITEM 6.  Exhibits

SIGNATURES

CERTIFICATIONS


PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                           MARCH 31, 2006
                                             (unaudited)


                                                                               MARCH 31,
                                                                                 2006
                                                                               ---------
                                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                $      --
      Restricted cash                                                              1,922
      Accounts receivable, net of allowance of $0                                  5,083
      Other receivable                                                               190
      Debt issue costs                                                               415
      Prepaid worker's compensation premiums                                         521
      Other current assets                                                         2,807
                                                                                --------
TOTAL CURRENT ASSETS                                                              10,938
                                                                                --------

CUSTOMER LIST, net of accumulated amortization of $24                                 48
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,453                    341
WORKER'S COMPENSATION DEPOSIT                                                      1,970
OTHER LONG-TERM ASSETS                                                                14
                                                                                --------
TOTAL ASSETS                                                                   $  13,311
                                                                               =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Cash overdraft                                                           $   1,882
      Lines of credit                                                                155
      Notes payable - related party                                                  125
      Accounts payable                                                             1,849
      PEO payroll taxes and other payroll deductions                               8,563
      Other accrued expenses                                                       9,923
      Warrant liability                                                            4,618
      Accrued derivative liability                                                 2,804
      Net liabilities of discontinued operations                                      78
                                                                                --------
TOTAL CURRENT LIABILITIES                                                         29,997
                                                                                --------

NOTES PAYABLE -  related party                                                       422
CONVERTIBLE DEBENTURES, net of discounts of $5,942                                 1,733
                                                                                --------
TOTAL LIABILITIES                                                                 32,152
                                                                                --------

MINORITY INTEREST                                                                    256

COMMITMENTS AND CONTINGENCIES                                                         --

STOCKHOLDERS' DEFICIT
      Series A convertible, redeemable preferred stock, $1,000 par value,
        7,500 shares authorized 420.5 shares issued and outstanding                  420
      Common stock; $0.005 par value; 1,000,000,000 shares
        authorized; 932,980,414 shares issued and outstanding                      4,665
      Common stock warrants                                                          475
      Additional paid-in capital                                                  82,083
      Prepaid consulting                                                            (283)
      Accumulated deficit                                                       (106,457)
                                                                                --------
TOTAL STOCKHOLDERS' DEFICIT                                                      (19,097)
                                                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  13,311
                                                                               =========

 The accompanying notes are an integral part of these consolidated financial statements




                                     DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     MARCH 31, 2006
                                                       (unaudited)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             -------------------------       -------------------------
                                                             MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                                                2006            2005            2006           2005
                                                             ---------       ---------       ---------       ---------
                                                            (unaudited)     (unaudited)     (unaudited)     (unaudited)

REVENUES
      Temporary staffing services                            $  18,855       $   4,095      $   47,400       $  11,749
      PEO Services                                                  90           1,208             772           2,058
      Sales of products                                            (46)            137             585             468
      Software sales, licenses and royalties                        --               9               5              48
                                                             ---------       ---------       ---------       ---------
TOTAL REVENUES                                                  18,899           5,449          48,762          14,323
                                                             ---------       ---------       ---------       ---------

COST OF REVENUES
      Cost of temporary staffing                                16,434           3,591          41,737          10,539
      Cost of PEO services                                          15           1,088             668           1,716
      Cost of products sold                                          8              23              26              59
      Cost of software sales, licenses and royalties                --               1              --               4
                                                             ---------       ---------       ---------       ---------
TOTAL COST OF REVENUES                                          16,457           4,703          42,431          12,318
                                                             ---------       ---------       ---------       ---------

GROSS PROFIT                                                     2,442             746           6,331           2,005
                                                             ---------       ---------       ---------       ---------

OPERATING EXPENSES
      Selling, general and administrative                        2,402             904           6,610           2,870
                                                             ---------       ---------       ---------       ---------
TOTAL OPERATING EXPENSES                                         2,402             904           6,610           2,870
                                                             ---------       ---------       ---------       ---------

INCOME (LOSS) FROM OPERATIONS                                       40            (158)           (279)           (865)

OTHER INCOME (EXPENSES):
      Interest expense                                          (1,106)           (394)         (1,670)         (1,208)
      Settlements with investors                                  (915)             --          (1,231)             --
      Gain on extinguishment of debt                             3,604             165           9,207             425
      Penalties and interest                                      (282)             --            (849)             --
      Gain resulting from reconciliation of payroll tax
        liabilities to taxing authorities                        1,924             454           1,924             990
      Other, net                                                  (730)             --            (888)             --
                                                             ---------       ---------       ---------       ---------
TOTAL OTHER INCOME (EXPENSE)                                     2,495             225           6,493             207
                                                             ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
      AND DISCONTINUED OPERATIONS                                2,535              67           6,214            (658)

PROVISION FOR INCOME TAXES                                          --              --              --              --
                                                             ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE MINORITY INTEREST
      AND DISCONTINUED OPERATIONS                                2,535              67           6,214            (658)
MINORITY INTEREST IN SUBSIDIARY                                    256              --             256              --

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                     2,279              67           5,958            (658)

DISCONTINUED OPERATIONS:
      Loss from operations of discontinued operations               --              --            (520)
                                                             ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                            $   2,279       $      67       $   5,438       $    (658)
                                                             =========       =========       =========       =========

PREFERRED STOCK DIVIDENDS                                           (5)             (5)            (15)            (15)
                                                             ---------       ---------       ---------       ---------
NET INCOME (LOSS) ATTRIBUTED TO COMMON
      STOCKHOLDERS                                           $   2,274       $      62       $   5,423       $    (673)
                                                             =========       =========       =========       =========
NET INCOME (LOSS) PER SHARE - BASIC
      Continuing operations                                  $    0.00       $    0.00       $    0.01       $   (0.00)
      Discontinued operations                                       --              --           (0.00)             --
                                                             ---------       ---------       ---------       ---------
                                                             $    0.00       $    0.00       $    0.01       $   (0.00)
                                                             =========       =========       =========       =========

WEIGHTED AVERAGE COMMON EQUIVALENT
      SHARES OUSTANDING - BASIC                                832,881         682,396         785,011         635,914
                                                             =========       =========       =========       =========

          The accompanying notes are an integral part of these consolidated financial statements




                                          DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            (unaudited)


                                        SERIES A                              COMMON  ADDITIONAL
                                    PREFERRED STOCK    COMMON STOCK            STOCK    PAID-IN    PREPAID    ACCUMULATED
                                    SHARES  AMOUNT      SHARES      AMOUNT    WARRANTS  CAPITAL   CONSULTING    DEFICIT       TOTAL
                                    ------  ------      ------      ------    --------  -------   ----------    -------       -----
BALANCE, JUNE 30, 2005              420.5   $ 420     735,248,867   $ 3,676    $ 475   $ 82,629     $    -    $ (111,895) $ (24,695)

Issuance of common stock for:
     Services                                          15,000,000        75                 (10)                                 65
     Convertible debentures                           130,247,359       651                (373)                                278
     Conversion of liabilities                         52,484,188       263                (163)                                100
Foreign currency translation
   adjustment                                                                                            -                        -
Value of warrants issued for
   consulting services                                                                                (302)                    (302)
Amortization of prepaid consulting                                                                      19                       19
                                                                                                                                  -
Net income                                                                                                         5,438      5,438

                                  ----------------  ------------------------ -------------------   --------   ----------------------
BALANCE, MARCH 31, 2006             420.5   $ 420     932,980,414   $ 4,665    $ 475   $ 82,083     $ (283)   $ (106,457) $ (19,097)
                                  ================  ======================== ===================   ========   ======================

                 The accompanying notes are an integral part of these consolidated financial statements




                                     DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       (unaudited)


                                                                                           NINE MONTHS ENDED
                                                                                       ---------------------------
                                                                                       MARCH 31,         MARCH 31,
                                                                                         2006             2005
                                                                                       -------           -------
                                                                                     (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) from continuing operations                                    $     5,958       $      (658)
    Adjustment to reconcile net loss to net cash
      provided by (used in) operating activities from continuing operations
        Depreciation and amortization                                                        85               130
        Stock issued for services                                                            15                42
        Amortizatin of prepaid consulting                                                    19                --
        Amortization of debt discounts                                                      553               305
        Settlements with investors                                                        1,231                --
        Change in value of warrant and accrued derivative liability                         821                --
        Gain on settlement of debt                                                       (9,207)               --
        Gain resulting from reconciliation of payroll tax
           liabilities to taxing authorities                                             (1,924)             (990)
        Minority interest                                                                   256                --
    Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                                                (3,669)             (557)
      Other receivables                                                                    (190)               --
      Inventories                                                                            --                --
      Prepaid worker's compensation premiums                                                609                --
      Other current assets                                                               (1,767)             (317)
      Worker's compensation deposit                                                         655                --
      Other assets                                                                           (3)               --
    Increase (decrease) in:
      Accounts payable and accrued expenses                                               5,902              (703)
      PEO liabilities                                                                     1,712             2,562
                                                                                    -----------       -----------
Net cash provided by (used in) operating activities from continuing operations            1,056              (186)
Net cash used in operating activities of discontinued operations                           (432)               --
                                                                                    -----------       -----------
Net cash provided by (used in) operating activities                                         624              (186)
                                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                     (170)             (147)
    Increase in restricted cash                                                          (1,922)               --
                                                                                    -----------       -----------
Net cash used in investing activities from continuing operations                         (2,092)             (147)
Net cash used in investing activities of discontinued operations                             --                --
                                                                                    -----------       -----------
Net cash used in investing activities                                                    (2,092)             (147)
                                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in cash overdraft, net                                                         1,720                --
    Line of credit, net                                                                    (614)              209
    Proceeds from notes payable                                                             821               336
    Proceeds from issuance of convertible debentures                                      5,000                --
    Payment of debt issue costs                                                            (392)               --
    Repayments of notes payable                                                          (4,751)             (126)
    Repayments of borrowings under bank notes payable                                      (483)               --
    Repayments of capital lease obligations                                                  (4)              (19)
                                                                                    -----------       -----------
Net cash provided by (used in) financing activities from continuing operations            1,297               400
Net cash used in financing activities of discontinued operations                             --                --
                                                                                    -----------       -----------
Net cash provided by (used in) financing activities                                       1,297               400
                                                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                       (171)               67

CASH AND CASH EQUIVALENTS, Beginning of period                                              171               228
                                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, End of period                                            $        --       $       295
                                                                                    ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                                   $        --       $        --
                                                                                    ===========       ===========
    Income taxes paid                                                               $        --       $        --
                                                                                    ===========       ===========


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of convertible debentures into common stock                          $       278       $       175
                                                                                    ===========       ===========
    Conversion of accounts payable and accrued liabilities into
      common stock                                                                  $       100       $       132
                                                                                    ===========       ===========
    Summary of new convertible debentures:
     Total new convertible debentures                                               $ 7,675,243

     Less amounts paid:

       Principal note balances                                                       (1,828,651)
       Accrued Interest-Notes                                                          (777,018)
       Accrued Penalties-Notes                                                          (94,500)
       Finders Fees                                                                    (300,000)
       Legal Fees                                                                       (92,000)
       PMF Funding-payoff                                                              (216,368)
       Bridge loan repayment                                                           (600,000)
       Bank Payoffs-fees                                                                (15,200)
       Note Settlement Fees                                                          (1,516,607)
                                                                                    -----------
     Net Cash Received                                                              $ 2,234,899
                                                                                    ===========


                     The accompanying notes are an integral part of these consolidated financial statements

                                                           6

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Dalrada Financial Corporation and Subsidiaries (the "Company" or "DRDF") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2005 included in the Company's annual report on Form 10-KSB filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated.

MINORITY INTEREST
-----------------

On April 1, 2005, the Company contributed its wholly-owned subsidiary, Solvis Group, Inc. a Michigan corporation, to Quality Photographic Imaging, Inc. ("QPI"), an 85%-owned subsidiary of the Company. QPI subsequently changed its name to The Solvis Group, Inc., a Nevada corporation ("Solvis"). At that date, Solvis had a stockholders' equity of $393. As a result of this transaction, the Company recognized minority interest on its consolidated balance sheet in the amount of $59. During the year ended June 30, 2005, Solvis incurred a net loss of which 15% is attributed to the minority interest. In the consolidated statement of operations for the year ended June 30, 2005, the Company has only recognized the minority interests' share of the net loss to the extent of the minority interest recorded on the consolidated balance sheet. Solvis had net income for the nine months ended March 31, 2006 of which 15% or $256 is attributed to minority interest that has been separately designated in the accompanying statement of operations.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

COMPREHENSIVE INCOME
--------------------

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. During the nine months ended March 31, 2006 and 2005, the Company had no elements of comprehensive income.

NOTE 2. GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2006, the Company had a loss from operations of $279. As of March 31, 2006, the Company had a working capital deficiency of $19,059 and had a stockholders' deficit of $19,097. In addition, the Company is in default on certain note payable obligations, delinquent on payroll tax obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also delinquent in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management believes that it can continue to raise debt and equity financing to support its operations.

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

NOTE 3. STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new options and no options were cancelled or exercised during the three months ended March 31, 2006.

The pro forma information regarding the effect on operations that is required by SFAS 123 has not been presented since there is no pro forma expense to be shown for the three and nine months ended March 31, 2005.

NOTE 4. EARNINGS (LOSS) PER COMMON SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended March 31, 2006: warrants - 1,456,000 and stock options - 31,500. All options and warrants are anti-dilutive at March 31, 2006 as the exercise price is greater than the Company stock price at March 31, 2006.

Below is a computation of earnings (loss) per share for the three and nine months ended March 31, 2006 and 2005. Basic and diluted loss per share are the same for the nine months ended March 31, 2005:

                                                                      THREE MONTHS ENDED MARCH 31,
                                             -------------------------------------------------------------------------------
                                                             2006                                      2005
                                             --------------------------------------    -------------------------------------
                                              INCOME/                       PER        INCOME/                       PER
                                              (LOSS)        SHARES         SHARE        (LOSS)        SHARES        SHARE
BASIC EARNINGS PER SHARE

Net income from continuing operations      $   2,279                                  $      67
Preferred stock dividends                         (5)                                        (5)
                                           ---------                                  ---------
                                               2,274                                         62
Discontinued operations                           --                                         --
                                           ---------                                  ---------
Net income attributed to common
stockholders                               $   2,274                                  $      62
                                           =========                                  =========

Weighted shares outstanding                                832,881                                    682,396

  Continuing operations                                                   $    0.00                                $    0.00
  Discontinued operations                                                 $      --                                $      --
                                                                          ---------                                ---------
                                                                          $    0.00                                $    0.00
                                                                          =========                                =========





DILUTED EARNINGS PER SHARE

Net income from continuing operations      $   2,279                                  $     67
Preferred stock dividends                         (5)                                       (5)
Interest on convertible debentures               156                                        25
Amortization of discounts on convertible
debentures                                       112                                        41
                                           ---------                                  --------
                                               2,542                                       128
Discontinued operations                           --                                        --
                                           ---------                                  --------
Net income attributed to common
stockholders                               $   2,542                                  $    128
                                           =========                                  ========

Weighted shares outstanding                                832,881                                    682,396

Conversion of convertible debentures into
  common stock                                           2,482,271                                    729,689
                                                       -----------                                -----------

                                                         3,315,152                                  1,412,085
                                                       ===========                                ===========
  Continuing operations                                                 $      0.00                              $      0.00

  Discontinued operations                                               $        --                              $        --
                                                                        -----------                              -----------
                                                                        $      0.00                              $      0.00
                                                                        ===========                              ===========


                                                                      NINE MONTHS ENDED MARCH 31,
                                             -------------------------------------------------------------------------------
                                                             2006                                      2005
                                             --------------------------------------    -------------------------------------
                                              INCOME/                       PER        INCOME/                       PER
                                              (LOSS)        SHARES         SHARE        (LOSS)        SHARES        SHARE
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing
operations                                 $     5,958                               $     (658)
Preferred stock dividends                          (15)                                     (15)
                                           -----------                               ----------
                                                 5,943                                     (673)
Discontinued operations                           (520)                                      --
                                           -----------                               ----------
Net income (loss) attributed to common
stockholders                               $     5,423                               $     (673)
                                           ===========                               ==========

Weighted shares outstanding                                785,001                                  635,914

  Continuing operations                                                 $      0.01                               $    (0.00)
  Discontinued operations                                               $     (0.00)                              $       --
                                                                        -----------                               ----------
                                                                        $      0.01                               $    (0.00)
                                                                        ===========                               ==========

DILUTED EARNINGS PER SHARE                                                                            N/A

Net income from continuing operations      $     5,958
Preferred stock dividends                          (15)
Interest on convertible debentures                 216
Amortization of discounts on convertible
debentures                                         526
                                           -----------
                                                 6,685
Discontinued operations                           (520)
                                           -----------
Net income attributed to common
stockholders                               $     6,165
                                           ===========

Weighted shares outstanding                                785,001
Conversion of convertible debentures into common stock   2,482,271
                                                       -----------
                                                         3,267,272
                                                       ===========

  Continuing operations                                              $  0.00
  Discontinued operations                                            $ (0.00)


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

NOTE 6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

         1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

         2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

         3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

         4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

         5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.


NOTE 7. FACTORING LINES OF CREDIT

The Company's temporary staffing division entered into a factoring agreement that expires in January 2007 and is renewable for successive periods of 12 months assuming certain conditions are met. The agreement provides for the Company to borrow against factored accounts receivables at a discount of approximately 2% for each 30 day period the balances remain unpaid. Customer payments are made directly to the factoring company and there is full recourse for uncollected accounts. In February 2006, we paid off the factoring line with the proceeds of the February 13, 2006 notes payable refinancing.

NOTE 8. CONVERTIBLE DEBT FINANCING AND DERIVATIVE LIABILITIES

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exceptions within SFAS 133, they were required by SFAS 123 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the nine months ended March 31, 2006, we recorded an other expense item of $87 and $734, which relates to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of March 31, 2006, the estimated fair value of our derivative liability was $2,804, as well as a warrant liability of $4,618. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions, including: historical stock price volatility (utilizing a rolling 120-day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at March 31, 2006, we used the closing price of $0.0042 and the respective conversion and exercise prices for the warrants.

NOTES PAYABLE

During the nine months ended March 31, 2006, we issued notes to third parties. As part of the several financing transactions, we also issued warrants to purchase shares of stock at various exercise prices.

Date of Note             Amount of Notes     Conversion Price(1)    Term of Note
------------             ---------------     -------------------    ------------

January 27, 2006 (1)       $     112           $    0.00226           2 years
February 9, 2006 (1)       $     246           $    0.00226           2 years
February 13, 2006          $   7,545                75% (3)           2 years


Date of Warrants Issued   Number of Warrants   Exercise Price   Term of Warrants
-----------------------   ------------------   --------------   ----------------

February 13, 2006                  1,352,000      $     0.005            7 years
February 13, 2006 (2)                104,000      $     0.005            7 years

(1) = no warrants issued with this financing transaction.
(2) = no debt associated with these warrants.
(3) = 75% of 20-day pre-conversion market-based price.

The notes contain provisions on interest accrual at the "prime rate" published in The Wall Street Journal from time to time, plus three percent (3%). The Interest Rate shall not be less than fifteen percent (15%). Interest shall be calculated on a 360 day year. Interest on the Principal Amount shall be payable monthly, commencing 120 days from the closing and on the first day of each consecutive calendar month thereafter (each, a "Repayment Date") and on the Maturity Date.

Following the occurrence and during the continuance of an Event of Default (as discussed in the Note), the annual interest rate on the Note shall automatically be increased by two percent (2%) per month until such Event of Default is cured.

The Notes also provide for liquidated damages on the occurrence of several events. As of March 31, 2006, no liquidating damages have been incurred by the company.

Debt features. The Holder shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding Principal Amount of this Note, together with interest and fees due hereon, into shares of Common Stock.

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the Note on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the note.

The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the nine months ended March 31, 2006, the Company accreted $355,893, of debt discount related to the Notes.

WARRANTS ISSUED

The estimated fair value of the warrants at issuance were as follows:

Date of Warrants Issued   Number of Warrants   Value at Issuance  Volatility Factor
-----------------------   ------------------   -----------------  -----------------
February 13, 2006                  1,352,000          $    3,582                72%
February 13, 2006                    104,000          $      302                72%


These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 7.0 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at March 31, 2006, the company used the closing price of $0.0042, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 87%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at March 31, 2006, had increased to a fair value of $4,618, due in part to an increase in the market value of the Company's common stock to $0.0042 from $0.0040 at issuance of the February 13, 2006 amount, as well as an increase in the volatility from 72% to 87% which resulted in an "other expense" item of $734 on the Company's books.

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

DEBT FEATURES

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the debt features provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, as well as the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value as follows, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet.

                                   Debt Features
                                   -------------
Date of Note        Amount of Notes    Value at Issuance     Carrying Value
------------        ---------------    -----------------     --------------

January 27, 2006          $     112             $     69           $     43
February 9, 2006          $     246             $    133           $    113
February 13, 2006         $   7,545             $  2,515           $  1,448


In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at March 31, 2006, the company used the closing price of $0.0042 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 87%. For the nine months ended March 31, 2006, due in part to an increase in the market value of the Company's common stock to $0.0042 the Company recorded an "other expense" on the consolidated statement of operations for the change in fair value of the debt features of approximately $87. At March 31, 2006, the estimated fair value of the debt features was approximately $2,804.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

The significant fluctuations can create significant income and expense items on the financial statements of the company.

Because the terms of the convertible notes ("notes") require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

For the nine months ended March 31, 2006, we recorded an other expense item of $87 and $734, related to the increase in value of the debt features and warrants. A tabular reconciliation of this adjustment follows:

For the nine months March 31, 2006:

         $ 734          expense, increase in value of warrant liability
         $  87          expense, increase in value of derivative liability
         -----
         $ 821          other expense related to convertible debt

For the nine months ended March 31, 2006, the company recorded $356 of interest expense related to the accretion of debt related to the convertible financing.

For the nine months ended March 31, 2006:

         $ 356          of interest expense related to accretion of convertible
                          debt
         -----
         $ 356          of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of March 31, 2006 is:

         $ 1,605        original carrying value on convertible debt
         $  (228)       converted to equity
         $   356        accretion of convertible debt
         -------
         $ 1,733        March 31, 2006 carrying value of debt

The balance of the carrying value of the derivative liability as of March 31, 2006 is:

         $ 2,717        original value of derivative liability
         $    87        increase in value of derivative liability
         -------
         $ 2,804        March 31, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of March 31, 2006 is:

         $ 3,884        original carrying value of warrant liability
         $   734        expense, increase in value of warrant liability
         -------
         $ 4,618        March 31, 2006 value of warrant liability

During the quarter, we discussed with the lead investor the refinancing of certain convertible notes, including disputed amounts for accrued interest, penalties and note balances. As of June 30, 2005 we had accrued $250,000 for contingent liability associated with these convertible notes. As part of the funding described above we recognized an additional settlement of accrued interest, penalties and balances for $1,231.

NOTE 9. NOTES PAYABLE

On August 9, 2005, the Company issued two secured promissory notes to two investors totaling $221. The notes are due on October 9, 2005 and accrue interest at a rate of 12% per annum. These two notes have not been repaid and are currently in default. In addition, on December 22, 2005, the Company issued a promissory note to an investor for $600. The note was due on January 6, 2006 and accrued interest at a rate of 15% per annum through February 1, 2006 and 24% per annum thereafter until the note is paid in full. This note was repaid from the proceeds of the February 13, 2006 funding (See Note 8).

During the quarter a subordinated non-convertible note payable of $1,500 plus accrued interest of $1,390 to a former director was written off and recognized as a gain on extinguishment of debt. Independent counsel has determined that under California Code of Civil Procedure Section 337, which imposes a four year limitations period as to breach of any written agreement, applies as the Company was in material breach of its obligation as of September 17, 1999.

The following summarizes notes payable to a related party at March 31, 2006:

        Payable to related party                     $     547
             Less current portion                         (125)
             Long-term portion                       $     422


NOTE 10. STOCKHOLDERS' DEFICIENCY

STOCK ISSUANCES
---------------

During the nine months ended March 31, 2006, DRDF issued the following:

         51,946,135 shares of its common stock for penalties and accrued interest of $98;
         50,195,478 shares of its common stock for conversion of notes payable and accrued interest of $113;
         29,411,767 shares of is common stock upon the $50 conversion of a convertible debenture; and
         15,000,000 shares of its common stock for consulting services valued at $65.

The value of the common stock issued was determined as follows:

          for services - the market value of the Company's common stock at the date of issuance;
          for debt conversions - at contractually obligated amounts.

          8,623,110 shares of its common stock for legal, accounting and consulting services valued at $42.
          20,880,130 shares of its common stock for debt of $38;
          62,534,215 shares of its common stock for penalties of $94;
          and 38,000,000 shares of its common stock for the conversion of convertible debentures in the amount of $175.

The value of the common stock issued was determined as follows:

          for services - the market value of the Company's common stock at the date of issuance;
          for debt conversions - at contractually obligated amounts.

NOTE 11. SEGMENT INFORMATION

The Company managed and internally reported the Company's business has four reportable segments, principally, (1) products and accessories, (2) software,
(3) temporary staffing, and (4) PEO services. Segment information for the nine months ended March 31, 2006 is as follows:


9-months ended 3/31/06
----------------------
                               Products            Software           Staffing        PEO Services              Total
                               --------            --------           --------        ------------              -----

Revenues                       $    585             $     5        $    47,400            $    772         $   48,762
Operating
income (loss)                   (2,204)                (51)              1,923                  53              (279)


9-months ended 3/31/05
----------------------
                               Products            Software           Staffing        PEO Services              Total

Revenues                       $    468            $     48          $  11,749           $   2,058        $    14,323
Operating
income (loss)                     (237)               (357)              (103)               (168)              (865)


NOTE 12. RELATED PARTY TRANSACTIONS

WARNING MANAGEMENT SERVICES, INC.
---------------------------------

The Company's CEO and Chairman, Mr. Brian Bonar, is also the CEO and Chairman of Warning Management Services, Inc. In addition, the Company's former CFO, Mr. Randall A. Jones, is also the CFO of Warning Management Services, Inc. Warning a public company, located in Southern California. Warning's operations consist of a modeling agency and providing temporary staffing services to government agencies and private companies. Mr. Jones resigned from the Company effective April 15, 2006.

GUARANTEE OF INDEBTEDNESS OF WARNING
------------------------------------

As of September 8, 2004, Warning Management Services, Inc. ("Warning") purchased all of the issued and outstanding shares of Employment Systems, Inc. ("ESI") for $1,500. The purchase was $750 cash paid at the closing and a $750 note payable by Warning. In connection with this transaction, the Company agreed to be a guarantor of the $750 note payable. As inducement to enter into this guarantee, the Company was given a non-cancelable 2-year payroll processing contract with ESI. The ESI note payable has been settled, paid, and released.

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

PEO SERVICES AGREEMENT WITH WARNING PROVIDES FOR A FEE AT PREVAILING MARKET RATE
--------------------------------------------------------------------------------

In April 2004, the Company entered into an Agreement to provide PEO services for Warning. The Company receives from Warning a monthly administrative fee. During the six months ended December 31, 2005, the Company has invoiced Warning $274 for management services and $0 for reimbursement of costs. As of December 31, 2006, the Company has a net amount owed by to Warning in the amount of $708.

KAIRE HOLDINGS, INC.

The Company's Source One subsidiary processes the payroll for Effective Health, Inc. which is a wholly-owned subsidiary of Kaire Holdings, Inc. The Company's former CFO, Mr. Randall A. Jones, is also the CFO of Kaire Holding, Inc.

NOTE 13. GAIN RESULTING FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES

During the three and nine months ended March 31, 2006, the Company recorded an adjustment to earnings of $1,924 and $1,924, respectively, resulting from a reconciliation with the Internal Revenue Service and certain State taxing authorities of the amounts due for delinquent payment of payroll tax liabilities. The Company continually updates its estimate of the amount due related to delinquent payroll taxes and penalties as it receives correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities.

NOTE 14. OTHER ACCRUED EXPENSES

Other accrued expenses at March 31, 2006 consisted of the following as of:

        Accrued interest and penalties                          $   153
        Accrued judgments                                         1,727
        Accrued salaries and related liabilities                  6,698
        Other                                                     1,344
                                                                --------
        Total                                                   $ 9,922
                                                                ========

NOTE 15. LITIGATION

The Company and its SourceOne Group ("SOG") subsidiary have been sued by the Arena Football 2 Operating Company, LLC ("Arena") in Wayne County Circuit Court, Michigan.

In April 2006, Dalrada and SourceOne Group, Inc. entered into a settlement with AF2 Operating Company, LLC and other parties involved in the matter of AF2 Operating Company, LLC v. SourceOne Group Inc., et al. The net result of the settlement was that Dalrada and SourceOne Group, Inc. are obligated to make a net settlement payment of $ 202,500.

In addition, the Company has filed claims against Arena and Arena's agent, Thilman and Filippini, based on, among other things, the representations made to SOG that let it to enter into the agreement with Arena. These claims are currently pending.

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

On April 25, 2006, a trial occurred in the matter of LM Insurance Corporation v. Brian Bonar pending in Superior Court of California for the County of San Diego. LM Insurance Corporation asserted that SourceOne Group, Inc. had entered into a policy for insurance coverage and that Brian Bonar had personally guaranteed the premium payments. The court found in favor of Brian Bonar.

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company and its subsidiary, Employment Systems, Inc. ("ESI"), each allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. Warning Model Management, Inc. reached a settlement, effective as of September 30, 2005 with the Plaintiff, which requires defendants, collectively, to pay Plaintiff the aggregate sum of $380. The final payment in the sum of $80 was paid in April 2006. Accordingly, the matter has been settled and all claims satisfied.

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

Throughout fiscal 2004 and 2005, trade creditors have made claims and/or filed actions alleging the failure of the Company to pay its obligations to them in a total amount exceeding $1,800. These actions are in various stages of litigation, with many resulting in judgments being entered against the Company. Several of those who have obtained judgments have filed judgment liens on the Company's assets. These claims range in value from less than $1 to just over $1,000, with the great majority being less than $20.

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

NOTE 16. GAIN ON SETTLEMENT OF DEBT

During the nine months ended March 31, 2006 and 2005, the Company recognized a gain on settlement of debt of $9,207 and $425, respectively. For the nine months ended March 31, 2006, the recognized a gain of $4,120 related to the settlement of two notes payable to banks. (See Note 5) The remaining gain for the nine months ended March 31, 2006 and the gain for the nine months ended March 31, 2005 resulted primarily from the write off of stale accounts payable and judgments. The Company, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as settlement of debt.

NOTE 17. DISCONTINUED OPERATIONS

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

For the nine months ended March 31, 2006 and 2005, Master Staffing's revenues were $11 and $0, respectively, and losses from operations were $110 and $0, respectively. The results of operations of Master Staffing have been reported separately as discontinued operations.

Master Staffing's net liabilities at March 31, 2006 were $78, which consisted of furniture and equipment of $19 and accrued liabilities of $100.

NOTE 18. SUBSEQUENT EVENT

Effective April 15, 2006, Mr. Randall Jones, the Company's Chief Financial Officer resigned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

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

In order to improve our internal controls, we have recently upgraded our accounting systems and have added new management to our accounting staff.

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

FACTORS AFFECTING QUARTERLY RESULTS
-----------------------------------

We have historically experienced fluctuations in our quarterly operating results and expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers' compensation, demand and competition for our services, and the effect of acquisitions. Our revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on our staffing services business and on certain of our PEO clients.. As a result, we may have greater revenues and net income in the second and third quarters of our fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in our fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded on a per employee basis. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. Adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in our estimated workers' compensation expense.

RESULTS OF OPERATIONS
(IN THOUSANDS)

3-MONTHS ENDED MARCH 31, 2006 COMPARED TO 3-MONTHS ENDED MARCH 31, 2005
-----------------------------------------------------------------------

REVENUES

Total revenues were $18,899 and $5,449 for the three months ended March 31, 2006 and 2005, respectively; an increase of $13,450 (247%). The increase was due primarily to the addition of new clients for staffing services, which contributed $18,855 of revenues for the three months ended March 31, 2006 compared to $4,095 for the three months ended March 31, 2005 an increase of $14,760 (360%).

PEO SERVICES

PEO revenues were $90 and $1,208 for the three months ended March 31, 2006 and 2005, respectively; a decrease of $1,118 (93%) due primarily to our emphasize on providing staffing services.

TEMPORARY STAFFING

In September 2003, we entered into an agreement to purchase a temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. In June 2004, we entered into an agreement to purchase certain assets of M&M Nursing, a temporary staffing agency for nurses. Temporary Staffing revenues were $18,855 and $4,095 for the three months ended March 31, 2006 and 2005, respectively; an increase of $14,760 (360%). The significant increase is due to our successful addition of new client companies.

PRODUCTS

Sales of products were generated principally from the Image Tech, Inc. unit of our 85%-owned Solvis subsidiary. Products revenues were negative $(46) and $137 for the three months ended March 31, 2006 and 2005, respectively; a decrease of $183 (134%). The decrease is principally due to a general lack of sales activity related to these operations.

SOFTWARE

Software revenues were $0 and $9 for the three months ended March 31, 2006 and 2005, respectively; a decrease of $9 (100%). Revenues from licenses and royalties for the past several periods have been insignificant.

COST OF PRODUCTS SOLD

Cost of PEO services for the three months ended March 31, 2006 and 2005 was $15 (17% of PEO revenues) and $1,088 (90% of PEO revenues), respectively. The decrease in gross profit is due primarily to us incurring additional employee benefit related costs.

Costs of temporary staffing for the three months ended March 31, 2006 and 2005 was $16,434 (87% of temporary staffing revenue) and $3,591 (88% of temporary staffing revenue), respectively.

Cost of products sold for the three months ended March 31, 2006 and 2005 were $8 and $23 (17% of product sales), respectively.

Cost of software, licenses and royalties for the three months ended March 31, 2006 and 2005 were $0 and $1 (11% of software, license and royalties revenue), respectively.

OPERATING EXPENSES

Operating expenses have consisted primarily of salaries and commissions of sales and marketing personnel, salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, advertising, rent, depreciation and amortization, and other marketing related expenses, and fees for professional services.

Operating expenses for the three months ended March 31, 2006 and 2005 were $2,402 and $904, respectively; an increase of $1,498. Increases in operating expenses are reflective of the growth of our business in general, which has required additional staff and other resources. On a comparative basis, our operating expenses have declined as a percentage of revenues. Operating expenses were 13% and 17% of revenues for the three-month periods ended March 31, 2006 and 2005, respectively.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the three months ended March 31, 2006 and 2005 was $1,106 and $394, respectively; an increase of $712 (180%). The increase is principally due to various penalties and accrued interest on existing debt converted into new convertible notes payable, plus a new interest cost of 15% per annum for these notes.

GAIN ON EXTINGUISHMENT OF DEBT

Gain on the extinguishment of debt was $3,604 and $165 for the three months ended March 31, 2006 and 2005, respectively. The amounts related to accounts payable, which had become stale and uncollectible under the Statute of Limitations in the State of California and upon obtaining a legal opinion with respect to the State of California Statute of Limitations.

GAIN FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES

During the three month periods ended March 31, 2006 and 2005, we recorded as other income an adjustment of accrued payroll taxes payable of $1,924 and $454, respectively, resulting from reconciliations of certain liabilities with the Internal Revenue Service and certain State taxing authorities of amounts due for delinquent payment of payroll tax liabilities. We continually update our estimate of the amount due related to delinquent payroll taxes and penalties as we receive correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities.

9-MONTHS ENDED MARCH 31, 2005 COMPARED TO 9-MONTHS ENDED MARCH 31, 2004
-----------------------------------------------------------------------

REVENUES

Total revenues were $48,762 and $14,323 for the nine months ended March 31, 2006 and 2005, respectively; an increase of $34,439 (240%). The principal reason for the increase is due to increased temporary staffing revenues as we sign on new client companies.

PEO SERVICES

PEO revenues were $772 and $2,058 for the nine months ended March 31, 2006 and 2005, respectively; a decrease of $1,286 (62%) due primarily to the decrease in our PEO customer base and our emphasis over the past year on our staffing business segment.

TEMPORARY STAFFING

In September 2003, we entered into an agreement to purchase a temporary staffing business through the organization of CallCenterHR and MedicalHR and the acquisition of Jackson Staffing. In June 2004, we entered into an agreement to purchase certain assets of M&M Nursing, a temporary staffing agency for nurses. These business units are now part of our 85%-owned Solvis subsidiary. Temporary Staffing revenues were $47,400 and $11,749 for the nine months ended March 31, 2006 and 2005, respectively; an increase of $35,651 (303%). The significant increase is due to our success at adding new clients.

PRODUCTS

Sales of products were generated principally from our Image Tech, Inc. unit of our Solvis subsidiary. Products revenues were $585 and $468 and $546 for the nine months ended March 31, 2006 and 2005, respectively; an increase of $117 (25%).

SOFTWARE

Software revenues were $5 and $48 for the nine months ended March 31, 2006 and 2005, respectively; a decrease of $43 (90%). Revenues from licenses and royalties for the periods were insignificant.

Royalties and licensing fees vary from quarter to quarter and are dependent on the sales of products sold by OEM customers using our technologies. These revenues continue to decline as we have elected to transfer our ColorBlind software to the Image Tech, Inc. unit of our Solvis subsidiary.

COST OF PRODUCTS SOLD

Costs of temporary staffing for the nine months ended March 31, 2006 and 2005 was $41,737 (88% of staffing revenue) and $10,539 (90% of temporary staffing revenue), respectively. This business segment traditionally yields small gross profit margins, which could vary depending on the level of services and support demanded by clients.

Cost of PEO services for the nine months ended March 31, 2006 and 2005 was $668 (87% of PEO revenues) and $1,716 (83% of PEO revenues), respectively. This business segment traditionally yields small gross profit margins, which could vary depending on the level of services and support demanded by clients.

Cost of products sold for the nine months ended March 31, 2006 and 2005 were $26 (4% of product sales) and $59 (13% of product sales), respectively. The increase in profitability is due to changes in product mix during the period.

Cost of software, licenses and royalties for the nine months ended March 31, 2006 and 2005 were $0 and $4 (8% of software, license and royalties revenue), respectively. Costs for the small amount of software revenues were absent as these costs were absorbed in prior periods.

OPERATING EXPENSES.

Operating expenses for the nine months ended March 31, 2006 and 2005 were $6,610 (14% of revenues) and $2,870 (20% of revenues), respectively. Although we reduced our operating expenses as a percentage of revenues, operating expenses increased overall by $3,740 (130%). The increase is due to an increase of payroll and other infrastructure required by the rapid growth of our business.

Also, as disclosed in "Significant Accounting Policies and Estimates", we rely on estimates for such liabilities related to, among other areas, worker's compensation and accrued payroll taxes. During the nine months ended March 31, 2006, we changed our estimate of workers' compensation claims aggregating approximately $591 and $700 for the nine months ended March 31, 2005.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the nine months ended March 31, 2006 and 2005 was $1,670 and $1,208 respectively; an increase of $462 (38%). The increase is principally due to the write off of the unamortized debt discounts associated with the conversion of debentures into common stock for the nine months ended March 31, 2006; a higher interest rate on the February 2006 debt package; and various penalties and accrued interest on existing debt converted into new convertible notes payable.

GAIN ON EXTINGUISHMENT OF DEBT

Gain on the extinguishment of debt was $9,207 and $425 for the nine months ended March 31, 2006 and 2005, respectively. The amounts related to accounts payable, which had become stale and uncollectible under the Statute of Limitations in the State of California and upon obtaining a legal opinion with respect to the State of California Statute of Limitations.

GAIN FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES

During the nine months ended March 31, 2006 and 2005, we recorded as other income an adjustment of accrued payroll taxes payable of $1,924 and $990, respectively, resulting from reconciliations of certain liabilities with the Internal Revenue Service and certain State taxing authorities of amounts due for delinquent payment of payroll tax liabilities. We continually update our estimate of the amount due related to delinquent payroll taxes and penalties as we receive correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through cash generated from operations, debt financing, and the sale of equity securities. Additionally, in order to facilitate our growth and future liquidity, we have made some strategic acquisitions.

As a result of some of our financing activities, there has been a significant increase in the number of issued and outstanding shares. During the nine months ended March 31, 2006 and the year ended June 30, 2005, we issued an additional 197,631,547 shares. These shares of common stock were issued primarily for corporate expenses in lieu of cash, for acquisition of businesses, for the conversion of convertible debentures and other debt, and for the exercise of warrants.

As of March 31, 2006, we had negative working capital of $19,059, an increase in working capital of $8,045 since June 30, 2005. This increase is due primarily to reduced indebtedness.

Net cash provided by operating activities was $1,056 for the nine months ended March 31, 2006 as compared to net cash used in activities of $186 for the prior-year period. The variance of $1,242 was due to $3,662 improvement in net working capital partially offset by settlements with investors and non-cash gains.

Cash provided by financing activities was $1,297 for the nine months ended March 31, 2006 compared to cash provided by financing activities of $400. The variance is due to repayments of notes payable and an increase in temporary bank overdrafts.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50 per share. The aggregate amount of such dividends in arrears at March 31, 2006, was approximately $555

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we devote to marketing and selling our products and services, and other factors. The report of our independent auditors accompanying our June 30, 2005 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth.

On the last day of the quarter several payrolls were invoiced to our clients who remit to us the day following. The $1.8 million in overdraft cash is the result of a timing difference between payroll checks being issued, client invoices being produced the same day as the payroll and the cash remittance of the invoice immediately thereafter.

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

OFF-BALANCE ARRANGEMENTS
------------------------

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for the following.. As of September 8, 2004, Warning Management Services, Inc. ("Warning") purchased all of the issued and outstanding shares of Employment Systems, Inc. ("ESI") for $1,500. The purchase was $750 cash paid at the closing and a $750 note payable. In connection with this transaction, the Company agreed to be a guarantor of the $750 note payable. Our CEO, Brian Bonar, is also the CEO of Warning. As inducement to enter into this guarantee, we were given a non-cancelable 2-year payroll processing contract with ESI. Currently the $750 note payable is in dispute. Warning is claiming that certain representations made by ESI were not correct and is proposing that the purchase price be reduced. Warning reached a settlement, effective as of September 30, 2005 with the Plaintiff, which requires defendants, collectively, to pay Plaintiff the aggregate sum of $380. Defendants have made the initial two payments due under the settlement and the final payment in the sum of $80 was paid in April 2006 and the note has been settled and released.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period ended March 31, 2006, covered by this quarterly report (the "Evaluation Date"), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Except as described below, during our third quarter of fiscal 2006, there were no changes made in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this annual report are certifications of the Chief Executive Officer and Chief Financial Officer required in accordance with Rule 13a-14(a) of the Exchange Act. This portion of the Company's quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

At present, we have taken steps to improve our internal controls through the acquisition and implementation of new accounting systems and additional personnel in our finance departments.

PART II - OTHER INFORMATION

(in thousands, except per share data)

ITEM 1. LEGAL PROCEEDINGS

The Company and its SourceOne Group ("SOG") subsidiary have been sued by the Arena Football 2 Operating Company, LLC ("Arena") in Wayne County Circuit Court, Michigan.

In April 2006, Dalrada and SourceOne Group, Inc. entered into a settlement with AF2 Operating Company, LLC and other parties involved in the matter of AF2 Operating Company, LLC v. SourceOne Group Inc., et al. The net result of the settlement was that Dalrada and SourceOne Group, Inc. are obligated to make a net settlement payment of $ 202,500.

In addition, the Company has filed claims against Arena and Arena's agent, Thilman and Filippini, based on, among other things, the representations made to SOG that let it to enter into the agreement with Arena. These claims are currently pending.

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

On April 25, 2006, a trial occurred in the matter of LM Insurance Corporation v. Brian Bonar pending in Superior Court of California for the County of San Diego. LM Insurance Corporation asserted that SourceOne Group, Inc. had entered into a policy for insurance coverage and that Brian Bonar had personally guaranteed the premium payments. The court found in favor of Brian Bonar.

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company and its subsidiary, Employment Systems, Inc. ("ESI"), each allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. Warning Model Management, Inc. reached a settlement, effective as of September 30, 2005 with the Plaintiff, which requires defendants, collectively, to pay Plaintiff the aggregate sum of $380. Defendants have made the initial two payments due under the settlement and the final payment in the sum of $80 was paid in April 2006. Accordingly, the matter has been settled and all claims satisfied.

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

Throughout fiscal 2004 and 2005, trade creditors have made claims and/or filed actions alleging the failure of the Company to pay its obligations to them in a total amount exceeding $1,800. These actions are in various stages of litigation, with many resulting in judgments being entered against the Company. Several of those who have obtained judgments have filed judgment liens on the Company's assets. These claims range in value from less than $1 to just over $1,000, with the great majority being less than $20.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMMON STOCK

During the three months ended March 31, 2006, DRDF issued the following:

         30,000,000 shares of its common stock for penalties and accrued interest of $69

         50,195,478 shares of its common stock for conversion of notes payable and accrued interest of $113

         10,000,000 shares of its common stock for consulting services valued at $50

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

a) Exhibits


31.1    Rule 13a-14(a) Certification of CEO

31.2    Rule 13a-14(a) Certification of CFO

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CEO

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CFO

(b)    Reports on Form 8-K:

1. February 23, 2006: Items 1.01 and 7 - Dalrada Financial Corporation issued convertible notes to various investors in exchange for Gross proceeds of $5,000,000, with $4,384,800 of net proceeds going to the Company. $1,757,902 of the net proceeds were used directly to pay debt settlements.

2. May 5, 2006: Items 5.01 and 9.01 - Dalrada Financial Corporation discloses the resignation of two directors and on officer and the appointment of two mew director and an officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2006

DALRADA FINANCIAL CORPORATION
(Registrant)



By: /S/ Brian Bonar
-------------------------------------
Brian Bonar
Chairman and Chief Executive Officer


By: /S/ Robert Dietrich
-------------------------------------
Robert Dietrich
Chief Accounting Officer