Form 10KSB
period 2006-06-30
DALRADA FINANCIAL CORP
filed 2006-10-17
CIK 725394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

              [X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended June 30, 2006.

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

Securities registered under Section 12(g) of the Act: Common Stock Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

The issuer had revenues of $70,380,000 for the fiscal year ended June 30, 2006.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2006 was approximately $,3085,998 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of June 30, 2006 4,886,248 post split shares of the issuer's Common Stock were outstanding. As of September 15, 2006 4,886,248 post split shares of the issuer's Common Stock were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES [ ] NO [X]

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                        2006 ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----

ITEM 1.     Business                                                           3
ITEM 2.     Properties                                                         9
ITEM 3.     Legal Proceedings                                                  9
ITEM 4.     Submission of Matters to a Vote of Security Holders               11


PART II

ITEM 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 12
ITEM 6.     Management's Discussion and Analysis of Financial Conditions
            and Results of Operations                                         12
ITEM 7.     Financial Statements                                              21
ITEM8.      Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          21
ITEM8A.     Controls and Procedures                                           21
ITEM 8B.    Other Information                                                 22

PART III

ITEM 9.     Directors and Executive Officers of the Registrant                23
ITEM 10.    Executive Compensation                                            25
ITEM 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        26
ITEM 12.    Certain Relationships and Related Transactions                    29

PART IV

ITEM 13.    Exhibits and Financial Statement Schedules                        30
ITEM 14.    Principal Accountant Fees and Services                            33

FINANCIAL STATEMENTS                                                         F-1
SIGNATURES
EXHIBIT INDEX

PART 1.

ITEM 1. DESCRIPTION OF BUSINESS

Dalrada Financial Corporation (OTCBB symbol: DFCO) ("DFCO" or the "Company") was incorporated in March 1982 under the laws of the State of California, and reincorporated in May 1983 under the laws of the State of Delaware. The Company's principal executive offices are located at 9949 Balboa Avenue, Suite 210, San Diego, CA 92123. The Company's main phone number is (858) 277-5300.

We provide financial services to small and medium-size business. Our clients rely on us to provide services that relieve them from many of the day-to-day tasks that negatively impact their core business operations, such as payroll processing, human resources support, workers' compensation insurance, safety programs, employee benefits, and other administrative services.

Our business is predominantly related to staffing - staff leasing, temporary staffing and co-employment. We provide core services as well as a wide selection of employee and employer benefits, which we present as the Benefits Bank(TM). These aftermarket products include health insurance, business insurance, 401k plans, 125 cafeteria plan, tool reimbursement, deferred compensation programs, voluntary benefits, debit cards, and discount programs for employees.

FINANCIAL AND HUMAN RESOURCES SERVICES

We provide a variety of financial, staffing, professional employer organization outsourcing (PEO) and human resources services to small and medium-size businesses. These services allow our customers to outsource many human resources tasks, including payroll processing, workers' compensation insurance, employee benefits administration, risk management and human resource administration. These financial services relieve existing and potential customers of the burdens associated with personnel management and control.

As a human resource department and strategic business partner for our clients, our service offerings allow our clients to:

      o comply with ever evolving complex employment related regulatory and tax issues;
      o increase productivity by improving employee satisfaction and retention;
      o     reduce payroll expenses with lower workers' compensation costs; and
      o     focus on core business activities instead of human resource matters.

We also provide our products and services through our subsidiaries and divisions: SourceOne Group, Inc. ("SOG"), Heritage Staffing and The Solvis Group, Inc., ("Solvis"). Solvis operates several operating units, including CallCenterHR(TM), Solvis Financial Services, Solvis Medical Staffing and Solvis Home Health Care.

Our temporary staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing and on-site management. This segment of our business is primarily devoted to medical, light industrial, and call center staffing.

In a co-employment or PEO contract arrangement, we become a co-employer of the client's existing workforce and assume some or all of the client's human resource management responsibilities. Our product and services mix is similar, but the relationship with our PEO client is characterized by shared responsibility for employees.

IMAGING PRODUCTS

In January 2003, we completed the acquisition of a controlling in the shares of Quik Pix, Inc. ("QPI"), located in Anaheim, California. At the time of acquisition, QPI's principal business was providing products and services associated with visual marketing support. QPI revenues consist primarily of developing and mounting photographic and digital images for use in display advertising for tradeshows and customer building interiors. QPI also has a proprietary product PhotoMotion Images(TM), ("PhotoMotion") which is a patented color medium of multi-image transparencies. DFCO moved its ColorBlind(TM) software business into QPI. The business is in the process of being sold to another company, which will be concluded by the end of October 2006.

In July 2005, QPI acquired The Solvis Group, Inc. ("Solvis") from DFCO and changed its name to The Solvis Group and its trading symbol to SLVG. Solvis currently trades on the Pink Sheets(R).

MARKET OVERVIEW - FINANCIAL AND HUMAN RESOURCES SERVICES

The burdens placed on small and medium-sized employers by the complex legal and regulatory issues related to human resources management caused our industry segment to grow beginning in the 1980's. While various service providers have been available to assist these businesses with specific tasks, companies like ours emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. We assume broad aspects of the employer/employee relationship for our clients. Because we provide employee-related services to a large number of employees, we provide economies of scale that provide our clients employment-related functions more efficiently, provide a greater variety of employee benefits, and devote more attention to human resources management.

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

MARKET OVERVIEW - IMAGING PRODUCTS

During FY 2006 we continued to operate a business unit, Quik Pix (a division of The Solvis Group) to market our proprietary imaging products and to provide photographic services to selected clientele.

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

We offer a spectrum of services allowing a client to produce color visuals (digital and photographic). We also offer a full range of color laboratory reproduction services.

The Company is in the process of selling this business unit to another company, with a planned closing of the transaction in October 2006.

FINANCIAL AND HUMAN RESOURCE SERVICES

STRATEGIC OBJECTIVE

Our long-term strategic objective is to becoming a leading provider of human resource outsourcing services for small and medium-sized businesses. We differentiate our strategic position by offering a full spectrum of staffing services. The integrated nature of our platform assists our clients and customers in strengthening their organizational structure to meet their business objectives. Our operating and growth strategies are described below.

OPERATING STRATEGY

SALES: Our selling premise is that the aggregate cost providing human resources support in-house or purchasing separate services from multiple vendors is greater than the cost of purchasing from one independent source. We believe that we offer cost savings and managerial efficiencies to clients. Companies with multiple vendors often fail to realize the benefits and economies of scale of having a single, integrated source of human resource services.

We provide a broad range of human resource management tools and related financial services that meet critical personnel needs. Our solutions allow clients to maximize the value realized from integrating human resource needs by establishing a partnership with a single vendor.

OPERATIONAL EFFICIENCIES: We recently reorganized our senior management into four regions in order to decentralize our management philosophy and structure to enhance our client contact and response. Our experienced senior managers possess the technical and management skills to be proactive in addressing the marketplace as well as being responsive to client needs. We believe that this investment in the re-organized structure and in the hiring of industry experienced senior managers will provide us with a platform to grow our business.

WORKERS COMPENSATION AND RISK MANAGEMENT: We have committed to minimize workers' compensation risk through disciplined underwriting processes. Our risk managers corroborate the underwriting data by assessing the candidate's operating culture, workplace safety standards and human resource administration philosophies, including compensation rates and benefit levels. If the client's safe-work culture or adherence to workplace safety procedures declines to unsatisfactory levels, we reserve the right to terminate the relationship under the terms of our contract.

We provide workers' compensation insurance through an independent carrier and coordinate rates, compliance, claims, safety programs, and medical review. We provide coverage through an A-rated national carrier and take responsibility for payment of premiums and the deposit of adequate reserves against claims.

GROWTH STRATEGY

EXPAND REGION AND BRANCH OFFICE OPERATIONS. Our strategy is to increase penetration of our existing markets by enhancing our reputation and increasing brand awareness in the regions and cities in which we operate. We believe that there is substantial opportunity to further penetrate these territories by the effective use of insurance broker networks, referrals, and marketing efforts within the local business community.

INCREASE VALUE-ADDED PRODUCTS AND SERVICES. We believe that our partnership philosophy provides us with the opportunity to expand our staffing services and add on services. We will be able to continue our base level of service fees per client employee and to increase our business through products and programs such as employee benefits, which are expected to provide incremental profits and to improve client retention.

INFORMATION SYSTEMS. We have invested in new payroll processing systems, financial information systems and related process management systems during this past year. We intend to add a comprehensive human resource management system during the next year. The combination of these efforts are expected to provided us with a scalable platform to enable efficient growth. The systems will allow our customer service and human resource personnel to increase productivity while maintaining high levels of quality service.

STRATEGIC ACQUISITION. In May 2006 we acquired Strategic Staff Leasing, Inc.,a Dallas, Texas-based provider of benefits and PEO services. In September 2006 we acquired All Staffing, Inc.- a PEO serving Pennsylvania, New Jersey and New York. All Staffing billed approximately $100 million in non-GAAP gross revenues for 2005. We expect to continue to seek acquisitions that will effectively support our growth strategy.

PRODUCTS AND SERVICES.

Our business provides a broad range of services associated with human resources management. These include benefits and payroll administration, health and workers' compensation insurance programs, voluntary benefits programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services.

We perform a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include payroll processing, payroll tax deposits, quarterly payroll tax reporting, employee file maintenance, unemployment claims processing, workers' compensation claims management and reporting and safety programs.

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

We provide a variety of personnel management services, which provide our client companies access to resources normally found in the human resources departments of larger companies. Our client companies have access to a personnel guide, which sets forth a systematic approach to administering personnel policies and practices and is often customized to fit a client company's particular work culture/environment. We assume many employment-related responsibilities associated with administrative functions and benefit plans administration. Upon request, we can also provide our clients guidance on avoiding liability for discrimination, sexual harassment, and civil rights violations. We employ counsel specializing in employment law.

Our business represents a distribution channel for a wide variety of employer and employee benefit programs such as 401(k) plans, 125-Flex plans, legal services, tax consulting, payroll advances, and insurance programs. Our intention is to expand our business through offering a variety of financial services.

Our Company is growing rapidly, but profit margins are small. Consequently, profitability depends on (1) economies of scale leading to greater operating efficiencies; and (2) value-added services such as training, education, Internet support, and other services that may be used by employers and employees.

The income model for the service segment of our business generally revolves around fees charged for our services. While gross profit is low, gross revenues are generally substantial. To this end, the Company intends to pursue acquisitions of small firms and strategic alliances with similar companies as ours.

STAFFING SERVICES

Staffing services include on-demand or short-term staffing assignments, contract staffing, long-term or indefinite-term on-site management, and human resource administration:

Short-term staffing involves demands for employees caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave and special projects.

Contract staffing refers to providing employees for our clients for a period of more than three months or an indefinite period.

We employ an experienced on site manager at a client's place of business under certain contractual arrangements. The manager is responsible for conducting all recruiting, screening, interviewing, testing, hiring and employee placement functions at the client's facility for a long-term or indefinite period.

We use a variety of methods to recruit our work force for staffing services. The employee application process may include an interview, skills assessment test, reference verification, and background checks. We use a pre-employment screening process to find and select applicants who are appropriately qualified for employment.

We have not experienced any material liability due to claims arising out of negligent acts or misconduct by our staffing services employees by staffing employees that are not under our direct control while working at a customer's business.

PEO SERVICES

In certain circumstances, we become a co-employer of the client's existing workforce in a PEO contract and assume responsibility for some or all of the human resource management responsibilities, including payroll and payroll taxes, employee benefits, health insurance, workers' compensation coverage, workplace safety programs, compliance with federal and state employment laws, labor and workplace regulatory requirements, and related administrative responsibilities. We have the right to hire and fire our worksite employees, while the client's management remains responsible for recruiting, work assignments, supervision and training.

Prior to entering into a co-employer arrangement, we perform an analysis of the potential client's actual personnel and workers' compensation costs based on information provided. We recommend safety improvement procedures and equipment following a risk assessment. The potential client must agree to implement recommended changes as part of the co-employer arrangement.

Most service agreements provide for an initial term of one year with renewal provisions. Our agreements generally permit cancellation by either party upon 30 days' written notice. In addition, we may terminate the agreement at any time for specified reasons, including nonpayment or failure to comply with our workplace safety requests or as the result of worsening safety record or OSHA violations. The form of PEO services agreement also provides for indemnification of us by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations.

IMAGING PRODUCTS AND SERVICES

During FY2006 we continued to provide imaging products and services through Quik Pix, a division of The Solvis Group. This business segment includes our proprietary ColorBlind color management software, our patented PhotoMotion Visual Images, and photographic services.

We are in the process of selling this business unit to another company with a planned closing of the transaction in October 2006.

SALES AND MARKETING

Sales efforts are conducted by our regional and branch managers and by local sales representatives, often coupled with ties with insurance brokers. Our corporate office is responsible for product development, product management and the development of sales materials. Our sales activities are primarily focused on branch-level business relationships. Referrals by insurance brokers have been an important contributor in building our sales.

COMPETITION

The financial and human resources services business is highly competitive, with over 800 firms operating in the U.S. There are several staffing services firms that operate on a nationwide basis with revenues and resources far greater than ours, such as Manpower, Inc and Kelly Services, Inc; in addition, we compete with local and regional staffing firms for customers and employees. The competitive factors that dominate the industry include price and quality placements of employees in a timely manner. We price our services competitively, provide premier customer service and manage the placement process.

Some large PEO companies are owned by insurance carriers and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, Gevity HR, Inc. and Staff Leasing, Inc. Competition includes staffing firms, payroll processors and financial services firms. As workers compensation insurance is often the key element in a client's decision to engage a PEO, competition among PEOs is often on the availability of cost competitive insurance. Our competitive position is enhanced by having a high deductible workers compensation plan with an A rated carrier. Our procedures to manage claims had resulted in a low claims loss experience in the last fiscal year.

The markets for our imaging products and services are also highly competitive and rapidly changing. Our ability to compete in our markets depends on a number of factors, including the success and timing of product and services introductions by us and our competitors, selling prices, performance, distribution, marketing ability, and customer support.

WORKERS' COMPENSATION PROGRAM

Workers' compensation is a principal service we provide. We, as employer of record, are responsible for applicable statutory compliance for workers' compensation coverage. Our risk management activities are closely related to our underwriting approach.

INSURANCE FOR WORKERS' COMPENSATION. In April 2005, we obtained a high deductible policy with an A rated national carrier in order to manage our financial exposure from catastrophic injuries and fatalities. Regulations governing self-insured employers often require the employer to maintain surety deposits of government securities, letters of credit or other financial instruments to cover workers' claims in the event the employer is unable to pay for such claims.

Our excess workers' compensation insurance annual policy provided coverage for single occurrences exceeding $250,000 with an aggregate stop loss provision of $4,000,000. We were required to post a $2.625 million reserve with the carrier from which claims would be paid until all claims are settled. As of the end of the policy year, ending April 30, 2006, based upon an independent actuary report, we reserved $615,000 in pending claims against the remaining collateral fund; producing an approximate $1.8 million in excess reserves.

For the next policy year beginning May 2006, the carrier slightly raised our stop loss rates, but required us to deposit only $1.6 million in the claims collateral fund as the result of our low claims experience in the prior year. However we are anticipating that, despite our risk management program and claims management program, we may not be able to duplicate the low claims experience of 2006 and may trend closer to traditional loss experiences of the general population.

CLAIMS MANAGEMENT . Our workers' compensation expense is tied directly to the incidence and severity of workplace injuries. We attempt to contain workers' compensation costs through an aggressive claims management process. We employ a managed-care system to minimize medical costs and income loss costs by assigning injured workers, as provided for in certain service agreements with our clients, to short-term assignments which are safe for the injured worker. We utilize TPAs for principal claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to eliminate future case development and costs.

WORKERS' COMPENSATION INSURANCE COSTS . The costs associated with our high deductible workers' compensation program include case reserves for reported claims, an additional expense provision for potential future increases in the cost of open injury claims, fees payable to our TPAs, administrative fees payable to state and federal workers' compensation regulatory agencies, premiums for excess workers' compensation insurance, and legal fees.

WORKERS' COMPENSATION CLAIMS EXPERIENCE AND RESERVES: We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred. When a claim involving a probable loss is reported, our TPA establishes a case reserve for the estimated amount of ultimate loss. The estimate reflects an informed judgment based on established case reserving practices and the experience and knowledge of the TPA regarding the nature and expected value of the claim, as well as the estimated expense of settling the claim, including legal and other fees and expenses of administering claims. The adequacy of such case reserves depends on the professional judgment of each TPA to properly and comprehensively evaluate the economic consequences of each claim. On an aggregate basis, we have established an additional reserve for both future adverse loss development in excess of initial case reserves on open claims.

As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. We have engaged an independent actuary to assist management in estimating the total future costs of claims, including potential future adverse loss development. We believe our total accrued workers' compensation claims liabilities at June 30, 2006, are adequate. It is possible, however, that our actual future workers' compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors such as unanticipated adverse loss development of known claims, and to a much lesser extent, if any, of claims incurred but not reported.

OPERATIONS

Our corporate headquarters facility in San Diego, California houses most of our administrative operations. Human resource services operations are conducted from the Company's headquarters offices and branch offices in Michigan (3), California (4), Colorado, Texas, and Pennsylvania (2). All of our offices are leased.

INTELLECTUAL PROPERTY

We have obtained U.S. registration for several of our trade names or trademarks, including ColorBlind, Photomotion Images, MedicalHR, CallCenterHR, SourceOne Group, and The Benefits Bank. These trade names are used to distinguish our products and services in the markets we serve.

If we fail to establish that we have not violated any asserted rights of others, we could be prohibited from marketing the associated product and/or services, and we could be liable for damages. We rely on a combination of trade secret, copyright and trademark protection, and non-disclosure agreements to protect our proprietary rights.

Software products related to our imaging operations are copyrighted. However, copyright protection does not prevent other companies from emulating the features and benefits provided by our software. We protect our software source code as trade secrets and make our proprietary source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. We hold the patent for Photomotion. These products exist in a rapidly changing business environment. Consequently, we believe the effectiveness of patents, trade secrets, and copyright protection is less important in influencing long term success than the experience of our employees and our contractual relationships. Due to lack of sales of the Photomotion, we have fully written-off the value of the related patent as of June 2005 year end.

MANUFACTURING, PRODUCTION, AND SOURCES OF SUPPLY: - IMAGING PRODUCTS

We manufacture our software products and imaging products in-house and through selected outside vendors.

RESEARCH AND DEVELOPMENT - IMAGING PRODUCTS

Some of our imaging products are characterized by rapidly evolving technology, frequent new product introductions, and significant price competition. We have entered into no formal projects in research and development for several years; however, we do make modifications to existing products on an as-needed basis to maintain their currency.

GOVERNMENT REGULATION

While many states do not explicitly regulate companies like ours, over 20 states have passed laws that have licensing or registration requirements for professional employer organizations ("PEO"), which is a component of our business. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs and, in some cases, codify and clarify the co-employment relationship for unemployment, workers' compensation, and other purposes under state law. We estimate that the annual cost of compliance with these regulations is approximately $250,000.

EMPLOYEES

Our Company (including subsidiaries, but not including employees pursuant to staffing and/or co-employer client contracts) employed a total of 75 individuals worldwide as of September 30, 2006. Of this number, 30 were involved in sales and marketing, 13 in corporate administration and finance, 40 were in human resources, payroll, and benefits administration, and 2 in technical support. There is no union representation for any of our employees.

ITEM 2. DESCRIPTION OF PROPERTY

DFCO owns no real property. We lease or month-to-month rent all corporate and branch office facilities. At June 30, 2006, our leases had expiration dates ranging from less than one year to five years with total minimum payments through 2011 of approximately $1.38 million.

ITEM 3. LEGAL PROCEEDINGS

The Company and its SourceOne Group ("SOG") subsidiary have been sued by the Arena Football 2 Operating Company, LLC ("Arena") in Wayne County Circuit Court, Michigan. In April 2006, Dalrada and SourceOne Group, Inc. entered into a settlement with AF2 Operating Company, LLC and other parties involved in the matter of AF2 Operating Company, LLC v. SourceOne Group Inc., et al. The net result of the settlement was that Dalrada and SourceOne Group, Inc. are obligated to make a net settlement payment of $ 202,500. In addition, the Company has filed claims against Arena and Arena's agent, Thilman and Filippini, based on, among other things, the representations made to SOG that led it to enter into the agreement with Arena. These claims are currently pending.

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

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. Warning Model Management, Inc. reached a settlement, effective as of September 30, 2005 with the Plaintiff, which requires defendants, collectively, to pay Plaintiff the aggregate sum of $380. Defendants have made the initial two payments due under the settlement and the final payment in the sum of $80 was paid in April 2006. Accordingly, the matter has been settled and all claims satisfied.

On March 17, 2005, Greenland Corporation ("Plaintiff"), filed an amended complaint in the Superior Court of California, County of San Diego, Case No. GIC842605, against the Company and multiple other individuals and entities resulting from a transaction as evidenced by the "Agreement to Acquire Shares" dated August 9, 2002, whereby the Company obtained a controlling equity interest in Plaintiff. Plaintiff contends that the Company engaged in various forms of wrongdoing including breach of fiduciary duty, conversion, conspiracy and aiding and abetting. The Company has filed a cross-complaint alleging various causes of action against Plaintiff and its officers, directors and/or managing agents including Thomas J. Beener, Gene Cross, George Godwin, and Edward Sano. The subject cross-complaint seeks pecuniary and punitive damages resulting from various fraudulent transactions as well as legal malpractice against Mr. Beener. In July 2006, the matter was settled with Dalrada paying $150 thousand in legal fees incurred by Greenland.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ANNUAL MEETING OF STOCKHOLDERS HELD ON MAY 25, 2006

At the Company's annual meeting of stockholders, held on May 25, 2006, the following proposals were voted upon and approved:

1. The election of five persons named in the accompanying Proxy Statement to serve as directors on the Company's board of directors (the "Board") and until their successors are duly elected and qualified;

2. To approve an amendment to the Certificate of Incorporation in order to effect a stock combination (reverse split) of the Common Stock in an exchange ratio of one newly issued share for each two hundred outstanding shares of Common Stock;

3. To ratify the appointment of Pohl, McNabola, Berg and Company, LLP, as the Company's independent auditors for the fiscal year ending June 30, 2006; and

4. To consider and transact such other business as may properly come before the Meeting or any adjournment(s) thereof.

The reverse split (Item 2 above) became effective as of September 15, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Our common stock is quoted on the Over-the Counter Bulletin Board, also called the OTCBB, under the trading symbol "DFCO". The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

                                                       Post Split
                                                    High         Low
                                                    ----         ---
                Year ended June 30, 2005
                  First quarter                   $ 0.94      $ 0.46
                  Second quarter                    0.60        0.36
                  Third quarter                     0.76        0.40
                  Fourth Quarter                    1.26        0.42

                Year Ended June 30, 2006
                  First quarter                   $ 0.94      $ 0.46
                  Second quarter                    1.06        0.50
                  Third quarter                     1.98        0.70
                  Fourth quarter                    1.34        0.50

As of June 30, 2006, there were approximately 518 registered shareholders of DFCO's Common Stock and 997,175,961, (4,886,248 post split) issued and outstanding. The stock split was effective on September 15, 2006.

TRANSFER AGENT AND REGISTRAR

DFCO's transfer agent is Atlas Stock Transfer, 5899 South State Street, Salt Lake City, Utah 54107, (801)266-7151.

RECENT SALES OF UNREGISTERED SECURITIES

DFCO made the following sales of stock without registration using the exceptions available under the Securities Act of 1933, as amended, including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

FISCAL YEAR 2005

Issuances are in pre-split shares.

On July 12, 2004, 38,000,000 shares (190,000 post split shares) were issued to the Longview Fund, LP as a partial conversion of a convertible debenture valued at $175,560 of principal at $0.00462 per share. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Longview Fund, LP was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On July 26, 2004, 450,000 shares (2,250 post split shares) were issued to Technipower, Inc, at $.005 per share. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Technipower, Inc. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On September 28, 2004 Allen, Sheridan and Temple were issued an aggregate of 1,500,000 shares (7,500 post split shares) at $0.0025 per share. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that the investors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On September 28, 2004, 10,108,706 shares (50,544 post split shares) were issued to Bristol Investment Fund, Ltd. as a partial conversion of $17,500 of principal and $3,728.22 of interest at $0.0021 per share. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Bristol Investment Fund, Ltd. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 19, 2004, David Whiteford , Michael Brann , and Jason Brann were issued 375,000, 576,950 and 576,950 shares (1,875, 2,885 and 2,885 post split shares respectively) of Dalrada common stock respectively valued at $.00458 a shares for they service they performed in relation to the acquisition of Jackson Staffing. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that David Whiteford, Michael Brann and Jason Brann were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 19, 2004, Anne Woelk was issued 144,000 shares (720 post split shares) valued at $.00500 a share for administrative services rendered. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Anne Woelk was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 25, 2004, Dominick Zack was issued 4,000,000 shares (20,000 post split shares) valued at $.00500 a share for accounting services rendered in relation to the Jackson Staffing subsidiary. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Dominick Zack was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 25, 2004, Deborah McNeil was issued 1,000,000 shares (5,000 post split shares) valued at $.00500 a share for accounting services rendered in relation to the Jackson Staffing subsidiary. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Deborah McNeil was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On December 3, 2004, 23,757,224 shares (118,786 post split shares) were issued to Bristol Investment Fund, Ltd. for conversion of $29,000 of principal and $6,635.84 of interest at $0.00154 per share. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Bristol Investment Fund, Ltd., was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On December 13, 2004, 21,121,413 shares (105,607 post split shares) were issued to Stonestreet Limited Partnership at $0.00151 per share for conversion of a convertible debenture valued at $30,000 plus $1893.56 in interest. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Stonestreet Limited Partnership was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On April 8, 2005, 46,852,670 shares (234,263 post split shares) were issued to Balmore S.A. at $0.00181 per share for conversion of a convertible debenture valued at $65,000 plus $19,803.33 in interest. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Balmore S.A. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On June 13, 2005, 6,000,000 shares ( 30,000 post split shares) were issued to John Capezzuto at $0.005 per share. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that John Capezzuto was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On June 21, 2005, 525,000 shares ( 2,625 post split shares) were issued to Brian Bonar (CEO) at $0.005 per share. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

FISCAL YEAR 2006

Issuances are in pre-split shares.

On July 12, 2005, 17,659,540 shares (88,298 post split shares) were issued to Bristol Investment Fund, Ltd. at $0.001267 per share for conversion of a convertible debenture valued at $22,374.67. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Bristol Investment Fund, Ltd was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On September 16, 2005, 5,000,000 shares (25,000 post split shares) were issued to Joseph Maleki at $0.003 per share. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Joseph Maleki was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On November 23, 2005, 33,698,362 shares (168,492 post split shares) were issued to Balmore S.A. at $0.0017 per share for conversion of a convertible debenture valued at $50,000 plus $7,287.21 in interest. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Balmore S.A. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On February 2, 2006, 10,000,000 shares (50,000 post split shares) were issued to Balmore S.A. at $0.00236 per share for conversion of interest valued at $23,660 These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Balmore S.A. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On February 2, 2006, 20,000,000 shares (100,000 post split shares) were issued to the Longview Fund at $0.00226 per share for conversion of interest valued at $45,200. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that the Longview Fund LP. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On March 13, 2006, 51,178,167 shares (255,891 post split shares) were issued to Balmore S.A. at $0.00226 per share for conversion of a convertible debenture valued at $126,077 plus interest valued at $2,662.58. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Balmore S.A. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On March 13, 2006, 50,195,478 shares (250,978 post split shares) were issued to th Longview Fund LP. at $0.00226 per share for conversion of a convertible debenture valued at $112,226 plus interest valued at $1,125.78. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that the Longview Fund LP. was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On March 13, 200, 5,000,000 shares (25,000 post split shares) were issued to Naccarato & Associates at $0.00226 per share. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Naccarato & Associates was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On March 13, 2006, 5,000,000 shares (25,000 post split shares) were issued to Grushko & Mittman PC at $0.00226 per share. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Grushko & Mittman PC was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On March 14, 2006, 50,000,000 shares (250,000 post split shares) were issued to Brian Bonar (CEO) at $0.005 per share. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On May 23, 2006, 25 shares (1 post split share) were issued to Mr. Kessleman at $0.005 per share. These shares were issued pursuant to the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended. We made a determination that Mr. Kesselman was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We provide financial and human resource management services, including staffing services and PEO services. Staffing services revenues are generated primarily from short-term staffing, contract staffing, and on-site management. PEO service fees are generated from contractual agreements with clients under which we act as a co-employer of our client's workforce with responsibility for some or all of the client's human resource functions. We recognize revenues from our staffing services for all amounts invoiced, including direct payroll, employer payroll-related taxes, workers' compensation coverage and an administrative fee). PEO service fee revenues are recognized on a net basis in accordance with Emerging Issues Task Force No.99-19, "REPORTING REVENUES GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT " ("EITF No.99-19"). Therefore PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers' compensation coverage.

Our business is conducted in California, Michigan, Colorado, Pennsylvania and Texas. In addition to seeking new markets, we expect to derive most of our revenues from our current markets for the near term. Any weakness in economic conditions or changes in the regulatory environments in these regions could have a material adverse effect on our financial results.

Our services and products are marketed through our operating divisions and subsidiaries. PEO services are marketed by Dalrada Financial Services (formerly Strategic Staff Leasing), and All Staffing (acquired subsequent to year -end). Our staffing services revenues are obtained by: Heritage Staffing and our Solvis subsidiary (which includes CallCenterHR, Solvis Medical Staffing, and Solvis Home Health Care).

Our business continues to experience some liquidity problems. Accordingly, year-to-year comparisons may be of limited usefulness as our business continues to experience rapid growth.

Our current strategy is to expand our financial service business, including staff leasing, PEO services, and value added products and services to small and medium-size businesses.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our June 30, 2006 financial statements included elsewhere in this Form 10KSB includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to a working capital deficiency and negative net worth, which is exacerbated by our losses in prior years. In addition, we are late in our filing of payroll tax returns for certain of our PEO divisions and are delinquent on the payment of payroll tax withholdings. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability and renegotiating existing obligations. In addition, we continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues.

We have sought to reduce our debt through debt to equity conversions. In February 2006 we issued promissory notes for $7,545,000, which consisted of a rolling over of approximate $2,545,000 in existing debt and $5,000,000 in cash. The proceeds were used primarily to pay off promissory notes, convertible note debt, factoring debt, and other debt and to establish collateral backed ACH credit lines.

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

TEMPORARY STAFFING

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

WORKERS' COMPENSATION RESERVES

We are self-insured for workers' compensation coverage in a majority of our PEO and staffing employees up to $250,000 per occurrence and up to an aggregate total of $4 million for plan year 2006, ended April 30, 2006, and up to $6 million for plan year ending April 30, 2007. Accruals for workers' compensation expense are made based upon our claims experience and a quarterly independent actuarial analysis, utilizing past experience, as well as claim cost development trends and current workers' compensation industry loss information. We believe the amount accrued is adequate to cover all known and unreported claims at June 30, 2006. However, if the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required, which could have a material adverse effect on our operating results.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We are required to make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers' payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

INTANGIBLE ASSETS AND GOODWIL

We assess the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there was no impairment as of June 30, 2006. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

SALES OF PRODUCTS

Revenue is recognized when earned. Our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue, if any, is recognized ratably over the contract period. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Provisions are recorded for returns and bad debts. Our software arrangements do not contain multiple elements, and we do not offer post contract support.

RESULTS OF OPERATIONS (IN $000)

YEAR ENDED JUNE 30, 2006 COMPARED TO YEAR ENDED JUNE 30, 2005

REVENUES

Total revenues were $70,380 and $19,476 for the year ended June 30, 2006 and 2005, respectively; an increase of $50,904 (261%). The principal reason for the increase is due an overall increase in revenue in our staffing businesses.

Revenues of approximately $1.3 million were not recorded as a result of a dispute with a customer. $6.5 million of revenues were recorded as net fees only in accordance with EITF 99-19 GAAP requirements.

STAFFING

During fiscal 2005, certain staffing business units were renamed Solvis Group, Inc. Heritage Staff Leasing and Solvis revenues were $68,226 and $17,029 for the year ended June 30, 2006 and 2005, respectively; an increase of $51,197 (300%). The principal reason for the increase is due to an increase in revenue from our staffing activities and our focus on this segment of our business - in California and in medical staffing.

Due to a dispute with a customer, we elected not to book approximately $1.3 million in additional staffing revenues. However, costs associated with this activity have been included in our staffing cost of sales.

PEO SERVICES

PEO revenues were $1,382 and $1,930 for the year ended June 30, 2006 and 2005, respectively; a decrease of $548 (28%) due primarily to a decrease in our PEO customer base in California and our increased focus to expand our staffing business.

Under current GAAP rules, we are required to book PEO revenues on a net fee basis rather than as gross billed payrolls, which were approximately $6.5 million in the fiscal year.

PRODUCTS AND MANGEMENT FEES

Sales of products and software were generated from sales of imaging products in Solvis (imaging unit) and from management fees charged to a related party. Products revenues were $772 and $517 for the year ended June 30, 2006 and 2005, respectively; an increase of $255 (49%). The increase is principally due to the recognition of a full year of management fees charged to a related party for the outsourcing of its human resources administration and payroll processing.

COST OF PRODUCTS SOLD

Costs of staffing for the year ended June 30, 2006 and 2005 was $62,897 (92% of temporary staffing revenue) and $15,010 (88% of temporary staffing revenue), respectively. The decrease in gross profit is due primarily to the dramatic increase in low margin staffing business and our election to provide these services with more aggressive pricing in order to achieve greater market penetration.

Cost of PEO services for the year ended June 30, 2006 and 2005 was $998 (72% of PEO revenues) and $1,424 (74% of PEO revenues), respectively. The increase in gross profit is due primarily to lower workers' compensation costs.

Cost of products and software for the year ended June 30, 2006 and 2005 was $34 (4% of product revenue) and $96 (19% of product revenue), respectively. The increase in gross profit was due to the significant growth in management fees.

OPERATING EXPENSES

Operating expenses for the year ended June 30, 2006 and 2005 were $11,190 and $6,750 and, respectively; an increase of $4,440 (66%). The increase is due to expenditures associated with building our business infrastructure (systems and staff) to accommodate our anticipated revenue growth, which was 261% greater than our prior fiscal year. Additionally we adjusted our accounting estimates, including legal and bad debt contingencies and other re-classifications, of approximately $3.2 million.

During the year ended June 30, 2005, we determined that the cost of our PhotoMotion patent was not recoverable and took a write-off related to the patent of $1,348.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the year ended June 30, 2006 and 2005 was $2,697 and $1709 respectively; an increase of 988 (58%). The increase was principally due to the increase in the factoring of accounts receivable, (associated with the revenue growth primarily for staffing), the increase in debt associated with the February 2006 refinancing and the payoff of accrued interest as part of the refinancing. See Note 8 of the attached financial statements for further explanation of the refinancing and related derivative costs.

Also associated with the February refinancing of debt was the loss on settlement of accrued interest, penalties and debt amounting to $908. There was no loss on settlements in 2005.

GAIN ON EXTINGUISHMENT OF DEBT

During the year ended June 30, 2006 and 2005, the Company recognized a gain on settlement of debt of $8,546 and $829, respectively. For the year ended June 30, 2006, the recognized a gain of $4,120 related to the settlement of two notes payable to banks. (See Note 6 in attached financial statements) and a gain of $2,140 related to the settlement of notes payable and accrued interest with a former director (See Note 9 in attached financial statements). The remaining gain of $2,286 for the year ended June 30, 2006 and the gain of $829 for the year ended June 30, 2005 resulted primarily from the write off of stale accounts payable and judgments. The Company, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as settlement of debt.

GAIN FROM RECONCILIATION OF PAYROLL TAX LIABILITES TO TAXING AUTHORITIES

For the years ended June 30, 2006 and 2005, we recorded as other income an adjustment of accrued PEO payroll taxes payable of $1924 and $1,895, respectively, resulting from reconciliations of certain liabilities with the Internal Revenue Service and certain State taxing authorities of amounts due for delinquent payment of payroll tax liabilities. We continually update our estimate of the amount due related to delinquent payroll taxes and penalties as we receive correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities; accordingly we recognized penalties and interest as of June 30, 2006 and 2005 $1,101 and $1,312, respectively.

CHANGES IN DERIVATIVES AND WARRANTY LIABILITIES

For the year ended June 30, 2006:

        $   754    income, decrease in value of warrant liability
        $,1,234    income, decrease in value of derivative liability
        -------
        $ 1,988    other income related to convertible debt

For the year ended June 30, 2006, the Company recorded $884 of interest expense related to the accretion of debt related to the convertible financing.

For the year ended June 30, 2006:

        $   884    of interest expense related to accretion of convertible debt
        -------
        $   884    of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of June 30, 2006 is:

        $ 1,605    original carrying value on convertible debt

        $  (228)   converted to equity
            884    accretion of convertible debt
        -------
        $ 2,261    June 30, 2006 carrying value of debt

The balance of the carrying value of the derivative liability as of June 30, 2006 is:

        $ 2,717    original value of derivative liability
        $(1,234)   income, decrease in value of derivative liability
        -------
        $ 1,483    June 30, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of June 30, 2006 is:

        $ 3,892    original carrying value of warrant liability
        $  (754)   income, decrease in value of warrant liability
        -------
        $ 3,138    June 30, 2006 value of warrant liability

During the year ended June 30, 2006, the Company discussed with the lead investor the refinancing of certain convertible notes, including disputed amounts for accrued interest, penalties and note balances. As part of the funding described above we recognized an additional settlement of accrued interest, penalties and balances for $908. Please refer to Note 8 in the attached financial statements for additional detail.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through cash generated from operations, debt financing, and the sale of equity securities. Additionally, in order to facilitate our growth and future liquidity, we have made some strategic acquisitions.

As a result of some of our financing activities, there has been a significant increase in the number of issued and outstanding shares. During the year ended June 30, 2006 and the year ended June 30, 2005, we issued an additional 1,241,283 and 914,450 post split shares, respectively. These shares of common stock were issued primarily for corporate expenses in lieu of cash, for acquisition of businesses, for the conversion of convertible debentures and other debt, and for the exercise of warrants.

As of June 30, 2006, we had negative working capital of $24,916, an increase in working capital of $1,864 since June 30, 2005.

The Company is late on filing payroll tax returns and owes approximately $18.5 million in payroll taxes. Net cash provided by operating activities was $2,148 for the year ended June 30, 2006 as compared to net cash used in activities of $4,351 for the prior-year period; an increase of $6,499. The principal reasons are the increase of $2,158 improvement in working capital (current assets less current liabilities) as the result of cost containment programs and the payoff of certain liabilities as part of the refinancing of February 2006. Also contributing was the payment of the worker's compensation premium and the worker's compensation deposit paid during the year ended June 30, 2005, which was absorbed during fiscal 2006 with the significant year to year growth.

Cash provided by financing activities was $1,039 for the year ended June 30, 2006 as compared to $4,482 for the year ended June 30, 2005, a decrease of $3,443 from the prior-year period. The primary reason for the decrease was the net effect of the February 2006 refinancing and payoff of certain liabilities as compared to increases in notes payable associated with new workers' compensation policies obtain in FY 2005.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50 per share. The aggregate amount of such dividends in arrears at June 30, 2006, was approximately $474.

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we devote to marketing and selling our products and services, and other factors. The report of our independent auditors accompanying our June 30, 2006 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the deficit in our working capital and net worth.

CONTINGENT LIABILITY

The Company accrues and discloses contingent liabilities in its consolidated financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. The Company has disclosed in its audited financial statements several issues that it believes are reasonably possible to occur, although it cannot determine the range of possible loss in all cases. As these issues develop, the Company will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, the Company would be required to accrue its estimated loss, which would reduce net income in the period that such determination was made. During the fiscal year ended June 30, 2006, the Company recorded $530,000 in loss reserves , as opposed FY 2005 in which the Company recorded approximately $463,000 in loss reserves.

OFF-BALANCE ARRANGEMENTS

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

Warning Model Management, Inc. reached a settlement with Berryman & Henigar Enterprises, subsequent to June 30, 2006, to pay the aggregate sum of $380, which has been paid in full. Accordingly, Dalrada's guarantee of this indebtedness in no longer applicable.

ITEM 7. FINANCIAL STATEMENTS

The report of our independent auditors and our financial statements are set forth in this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period ended June 30, 2006, covered by this annual report (the "Evaluation Date"), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

However, there were some material weaknesses in internal control over financial reporting resulting from the Chief Executive Officer and Chief Financial Officer's evaluation, which are described below. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b) EXCEPT AS DESCRIBED BELOW, DURING OUR FOURTH QUARTER OF FISCAL 2006, there were no changes made in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The material weaknesses were identified as:

Planning and implementation of the Company's Accounting System; (2) Financial Statement closing process; (3) Ineffective Information Technology control environment, including the design of the Company's information security and data protection controls; (4) Untimely detection and assessment of impairment of intangible assets (i.e., patents where indicators of impairment are present; (5) Inadequate review of the valuation of certain payroll tax liabilities that resulted in post-closing journal entries to properly reflect the Company's payroll tax liabilities; (6) Proper recording of conversion of debt into shares of common stock, including the ability of certain managers to record journal entries without adequate review or supporting documentation and an inability by management to adequately review the issuance of common stock; and, (7) Lack of the necessary depth of personnel with sufficient technical accounting experience with U.S. GAAP to perform an adequate and effective secondary review of technical accounting matters

In conjunction with their audit of our fiscal year 2006 consolidated financial statements, PMB & Co., LLP (PMB), the Company's independent registered public accounting firm, identified and orally reported to management and the Audit Committee the material weaknesses under standards established by the Public Company Accounting Oversight Board (PCAOB). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The material weaknesses were identified as:

(1) Planning and implementation of the Company's Accounting System; (2) Financial Statement closing process; (3) Ineffective Information Technology control environment, including the design of the Company's information security and data protection controls; (4) Proper recording of journal entries without adequate review or supporting documentation; (5) Lack of the necessary depth of personnel with sufficient technical accounting experience with U.S. GAAP to perform an adequate and effective secondary review of technical accounting matters; Lack of formal review process of expense reimbursements made to senior management. The Company will continue to evaluate the material weaknesses and will take all necessary action to correct the internal control deficiencies identified. The Company will also further develop and enhance its internal control policies, procedures, systems and staff to allow it to mitigate the risk that material accounting errors might go undetected and be included in its consolidated financial statements.

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

ITEM 8B.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company, their ages and positions with the Company as of June 30, 2006 are as follows:

        NAME                AGE   SINCE    DIRECTOR/TITLE
        -------------------------------------------------

        Brian Bonar          59    1995    Director and Chief Executive Officer
        Richard H. Green     70    2000    Director
        Robert A. Dietrich   60    2000    Acting Chief Accounting Officer
                                           4/16/06 to 9/30/06
        Eric W. Gaer         58    2000    Director; Vice President
        David Lieberman      61    2006    Director; Chief Financial officer and
                                           Chief Operations Officer effective
                                           10/1/06
        Stanley Hirschman    61    2006    Director

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

ROBERT A. DIETRICH had served as a director of the Company since January 200. He resigned as a director as of March 1, 2006 and was appointed acting Chief Accounting Officer as of April 16, 2006. For a period of time during 2002 he served as Chief Accounting Officer and President of Source One Group. He is currently the Chief Financial Officer of The Solvis Group, Inc. an 85% owned subsidiary of the Company. He has served as Director, COO and CFO of Security First International Holdings, Inc. ("SFNH:PK"). During 2004 and 2005 he was President and CEO of Energy Transfer Corporation, a privately held bio-energy company. In 2003 and 2004 he was Founder and Chief Financial Officer of Modofood USA, Inc., a privately held food technology enterprise. In 1998 he helped found Cyber Air Communications, Inc. in which he served as a Director and President until 2002. Mr. Dietrich has been performing investment banking and consulting services for clients since 1990. Prior to that he has served as CEO, COO or CFO of privately held middle market companies. He is an accounting graduate from Notre Dame and possesses an MBA from U. of Detroit. He possesses a CPA certificate from Illinois (inactive).

ERIC W. GAER has served as a director since marhc 2000 and since the fall of 2005 and Vice President - Marketing and Investor Relatioins. Since 1998, Mr. Gaer has been the President and CEO of Arroyo Development Corporation, a privately-held, San Diego-based management consulting company, which also holds California real estate and insurance broker licenses. From 1996 to 1998, he was Chairman and CEO of Greenland Corporation, a publicly-held high technology company in San Diego, California. In 1995, he was CEO of Ariel Systems, Inc., a privately-held engineering development company in Vista, California. Over the past 30 years, Mr. Gaer has served in executive management positions at a variety of technology companies, including Imaging Technologies, Daybreak Technologies, Venture Software, and Merisel. In 1970, he received a Bachelor's Degree in mass communications from California State University, Northridge.

DAVID LIEBERMAN has been the Chief Financial Officer for John Goyak & Associates, Inc., an aerospace consulting firm located in Las Vegas, NV since 2003. Previously, Mr. Lieberman was the President of Lieberman Associates from 2000 to 2003 where he acted as the Chief Financial Officer for various public and non-public companies located in NV and CA. Mr. Lieberman has over thirty years of financial experience beginning with five years as an accountant with Price Waterhouse from 1967 through 1972

STANLEY HIRSCHMAN has been President of CPointe Associates, a Plano, Texas based executive management and consulting firm since 1997. CPointe specializes in business solutions for companies with emerging technologies and is well-versed in the challenges of regulated corporate governance. He is also Chairman of the Board of Bravo Foods International, a director of Bronco Energy Fund, Energy & Engine Technology, GoldSpring, and 5 G Wireless Corporation and is a former chairman of Mustang Software, Inc. While at Mustang, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative to increase shareholder value resulting in the successful acquisition of the company by Quintus Corporation. Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail store software chain, from 1989 until 1996. He also held senior executive management positions with T.J. Maxx, Gap Stores and Banana Republic. Stan is a member of the National Association of Corporate Directors and participates regularly in the KMPG Audit Committee Roundtable. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee of the Board of Directors consists of Mr. Dietrich (until February 2006 ), Dr. Green and Stanley Hirschman (as of February 2006) all of whom are independent and qualify as financial experts under SEC regulations.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires DFCO's directors and executive officers, and persons who own more than 10% of a registered class of DFCO's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other DFCO equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish DFCO with copies of all
Section 16(a) forms they file.

To DFCO's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

BUSINESS ETHICS CONFLICTS OF INTERESTS POLICY

The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees, which is attached as exhibit 33.1 to this report.

ITEM 10. EXECUTIVE COMPENSATION


Payouts                                   Annual Compensation                            Long-Term Comp Awards
-------                                   -------------------                            ---------------------
     (a)                    (b)      (C)       (d)         (e)           (f)           (g)          (h)        (i)
                                                                                    Securities
                                                             Other    Restricted    Underlying       LTIP
                                                            Annual         Stock      Options/    Payouts   All Other
                            Year    Salary    Bonus    Comp ($)(4)    Awards ($)  (SAR) (#)(5)        ($)    COMP ($)
                            ----    ------    -----    -----------    ----------  ------------        ---    --------
Brian Bonar,
Chairman/CEO                2006    $588(3)    183              91          $252
                            2005    $282        (4)              0
                            2004    $157         0            $150                 35,000(5)

Robert A. Dietrich,         2006     $75

James R. Downey,
COO/CAO (1)                 2004    $100                       $20

Randall Jones (2)           2006
                            2005    $120       $40

(1) Mr. Downey joined the Company effective January 6, 2003 and resigned effective January 1, 2004
(2) Mr. Jones resigned as Chief Operating Officer effective April 15, 2006.
(3) Mr. Bonar received salary compensation during FY2006 not paid in 2003-($63), 2004-( $129) and 2005- ($30).
(4) Mr. Bonar received bonus compensation during 2006 not paid in 2004- ($5) and 2005- ($37).
(5) Post split

The following table provides information on Options/SARs granted in the 2006 Fiscal Year to the Named Officers.

                                                                                          ----------------------
                                                                                           Potential Realizable
                                                                                             Value at Assumed
                                           Percent of                                         Annual Rates of
                            Number of        Total                                             Stock Price
                            Securities    Options/SARs                                       Appreciation for
                            Underlying     Granted to      Exercise or                        Option Term (4)
                           Options/SARs   Employees in     Base Price      Expiration     ----------------------
       Name                Granted (#)     Fiscal Year      ($/Share)         Date          5% ($)      10% ($)
------------------------  -------------  ---------------  -------------  --------------   ----------  ----------
Brian Bonar                          0               0%

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information on option exercises in the 2006 Fiscal Year by the Named Officers and the value of such Named Officers' unexercised options at June 30, 2006. Warrants to purchase Common Stock are included as options. No stock appreciation rights were held by them at the end of the 2006 Fiscal Year.

                             Shares
                          -------------                      Number of Securities            Value of Unexercised
                           Acquired on       Value          Underlying Unexercised         In-the-money Options/SAR
Name                       Exercise (#)   Realized ($)    Options/SAR's at FY-end (#)     At Fiscal Year End ($) (2)
------------------------  -------------  ---------------  ---------------------------   ------------------------------

                                                          EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                                          -----------   -------------    -----------    -------------
Brian Bonar                         --                             --              --             --               --

COMPENSATION OF DIRECTORS

Each member of the Board of Directors of the Company receives a fee of $500 from the Company for each meeting attended.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company entered into five year employment agreement with Brian Bonar, Chief Executive Officer, on January 1, 2006. Under the terms of the Agreement, Mr. Bonar shall earn $393,000 per annum in initial salary, subject to annual increases of up to ten (10) percent, based upon performance criteria. Mr. Bonar shall be eligible to earn quarterly bonus of $47,000 based upon the Company achieving a net profit for that quarter. Mr. Bonar shall be issued common stock of DFCO sufficient to provide a ten (10) percent ownership position post reverse split, which shares be maintained for a period of two years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee, during fiscal 2006, consisted of Messrs.Gaer and Green. Mr. Green was not an officer or employee of the Company at any time during the 2006 Fiscal Year; but was engaged as a consultant during the year. Mr. Gaer is currently employed as a Vice President of the Company and has resigned from the Committee..

AUDIT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Audit Committee currently consists of Messrs. Green and Hirschman. Neither of these individuals was an officer or employee of the Company at any time during the 2006 Fiscal Year. Mr. Green was a paid consultant to the Company during the year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to DFCO with respect to the beneficial ownership of DFCO's common stock as of June 30, 2006 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) each of DFCO's directors and executive officers, and (iii) all officers and directors of DFCO as a group. Except as otherwise listed below, the address of each person is c/o Dalrada Financial Corporation., 9449 Balboa Avenue, Suite 210, San Diego, CA 92123

                                                         SHARES BENEFICIALLY             PERCENT OF CLASS
        NAME AND ADDRESS OF BENEFICIAL OWNER (1)                       OWNED                          (2)
        ----------------------------------------                       -----                          ---
                                                                  Post Split
        Longview Fund, LP (3)                                       9,969,775  (14)                67.11%
        600 Montgomery Street  44th floor
        San Francisco, CA  94111

        Longview Equity Fund, LP (4)                                2,663,584  (15)                35.28%
        600 Montgomery Street  44th floor
        San Francisco, CA  94111

        Longview Int'l Equity Fund, LP (5)                          1,311,915  (16)                21.17%
        600 Montgomery Street  44th floor
        San Francisco, CA  94111

        Alpha Capital Aktiengesellschaft (6)                        1,596,430  (17)                24.63%
        Pradafant
        9490 Furstentums
        Vaduz, Liechtenstein
        Balmore S.A. (7)                                            3,231,478  (18)                39.81%
        P.O. Box 146, Road Town
        Tortola, BVI

        Howard Schraub (8)                                            795,100  (19)                14.00%
        c/o Howard Associates, Inc.
        525 East 72nd Street
        New York, NY 10021

        Directors and Officers

        Brian Bonar             (9)                                   450,000                       8.43%

        Robert A. Dietrich (10) (20)                                  119,375                       2.38%
        Stephen J. Fryer     (11) (21)                                 94,375                       1.89%
        Eric W. Gaer          (12)                                    121,425                       2.42%
        Richard Green        (13)                                     129,375                       2.58%

        All current directors and executive officers
        (Group of 5)                                                  914,605                      17.70%

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

(2) Percentage based on 4,886,248 post split shares of common stock outstanding as of June 30, 2006, plus shares underlying each shareholder's convertible note and warrants.

(3) Longview Fund, LP is a private investment fund that is in the business of investing publicly-traded securities for their own accounts and is structured as a limited liability company whose members are the investors in the fund. The General Partner of the fund is Viking Asset Management, LLC, a California limited liability company which manages the operations of the fund. Peter T. Benz is the managing member of Viking Asset Management, LLC. As the control person of the shares owned by Longview Fund, LP, Mr. Benz may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(4) Longview Equity Fund, LP is a private investment fund that is in the business of investing publicly-traded securities for their own accounts and is structured as a limited liability company whose members are the investors in the fund. The General Partner of the fund is Viking Asset Management, LLC, a California limited liability company which manages the operations of the fund. Peter T. Benz is the managing member of Viking Asset Management, LLC. As the control person of the shares owned by Longview Equity Fund, LP, Wayne Coleson may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(5) Longview International Equity Fund, LP is a private investment fund that is in the business of investing publicly-traded securities for their own accounts and is structured as a limited liability company whose members are the investors in the fund. The General Partner of the fund is Viking Asset Management, LLC, a California limited liability company which manages the operations of the fund. Peter T. Benz is the managing member of Viking Asset Management, LLC. As the control person of the shares owned by Longview International Equity Fund, LP, Wayne Coleson may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(6) Alpha Capital Aktiengesellschaft: In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Konard Ackerman may be deemed the control person of the shares owned by such entity. ALPHA Capital AG is a private investment fund that is owned by all its investors and managed by Mr. Ackerman. Mr. Ackerman disclaims beneficial ownership of the shares of common stock being registered hereto.

(7) Balmore S.A.: In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, F. Morax may be deemed the control person of the shares owned by such entity. Balmore S.A. is a private investment fund that is owned by all its investors and managed by Mr. Morax. Mr. Morax disclaims beneficial ownership of the shares of common stock being registered hereto.

(8) Howard Schraub is an individual.

(9) Includes 95,038 post split shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(10) Includes 56,923 post split shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(11) Includes 37,266 post split shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(12) Includes 49,680 post split shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(13) Includes 9,969,500 49,848 post split shares issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(14) Concerning Longview Fund, LP: Assuming $3,761,707 of Convertible Debentures converted at $0.00285 plus 3,370,288 post split warrants.

(15) Concerning Longview Equity Fund, LP: Assuming $1,005,000 of Convertible Debentures converted at $0.00285 plus 900,427 post split warrants.

(16) Concerning Longview International Equity Fund, LP: Assuming $495,000 of Convertible Debentures converted at $0.00285 plus 443,494 post split warrants.

(17) Concerning Alpha Capital Aktiengesellschaft: Assuming $602,425 of Convertible Debentures converted at $0.00285 plus 539,742 post split warrants.

(18) Concerning Balmore S.A.: Assuming $1,380,969 of Convertible Debentures converted at $0.00285 and $119,737 converted at $0.00226 plus 247,453,268
1,237,266 post split warrants.

(19) Concerning Howard Schraub: Assuming $300,000 of Convertible Debentures converted at $0.00285 plus 268,784 post split warrants.

(20) Robert A. Dietrich resigned as a Director effective March 1, 2006 for personal reasons.

(21) Stephen J. Fryer resigned as a Director effective March 1, 2006 for personal reasons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH OFFICERS AND KEY EXECUTIVES

During the year ended June 30, 2005, the Company issued 36,361 post split shares of common stock to the Company's CEO as payment for accrued expenses and a note payable in the aggregate amount of $109.

During the year ended June 30, 2006 , Mr. Bonar was issued 250,000 post split shares pursuant to his employment agreement with the Company in the aggregate amount of $250,000.

TRANSACTIONS WITH A RELATED PARTY

In April 2004, the Company had a PEO services client whose Chairman of the Board is the Company's current CEO and Chairman. The Company received fees of $520 and $390 during the years ended June 30, 2006 and 2005, respectively. The transaction is at fair value.

WARNING MANAGEMENT SERVICES, INC.

The Company's CEO and Chairman, Mr. Brian Bonar, is also the CEO and Chairman of Warning Management Services, Inc. Warning a public company, located in Southern California. Warning's operations consist of a modeling agency and providing temporary staffing services to government agencies and private companies.

Warning leases offices to the Company, on a month-to-month basis and charges the Company $4680 per month rent.

PEO SERVICES AGREEMENT WITH WARNING PROVIDES FOR A FEE AT PREVAILING MARKET RATE

In April 2004, the Company entered into an Agreement to provide PEO services for Warning. The Company receives from Warning a monthly administrative fee. During the years ended June 30, 2006 and 2005, the Company has invoiced Warning $87 for management services and $7 for management services, respectively.

ITEM 13. EXHIBITS, LIST AND REPORTS IN FORM 8-K

Number      Exhibits

3(a) Certificate of Incorporation of the Company, as amended, and currently in effect. See also below (Incorporated by reference to Exhibit 3(a) to 1988 Form 10-K) *

3(b) Certificate of Amendment of Certificate of Incorporation of the Company, filed February 8, 1995, as amended, and currently in effect (Incorporated by reference to Exhibit 3(b) to 1995 Form 10-K *

3(c) Certificate of Amendment of Certificate of Incorporation of the Company, filed May 23, 1997, as amended, and currently in effect (Incorporated by reference to 1997 Form 10-K) *

3(d) Certificate of Amendment of Certificate of Incorporation, filed January 12, 1999, as amended and currently in effect (Incorporated by reference to Form 10-Q for the period ended December 31, 1998) *

3(e) Certificate Eliminating Reference to Certain Series of Shares of Stock from the Certificate of Incorporation, filed January 12, 1999, as amended and currently in effect (Incorporated by reference to Form 10-Q for the period ended December 31, 1998)*

3(f) By-Laws of the Company, as amended, and currently in effect (Incorporated by reference to Exhibit 3(b) to 1987 Form 10-K) *

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

4(c) Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Imaging Technologies Corporation (Incorporated by reference to Exhibit 4(c) to 1998 Form 10-K) *

4(d) Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series D Convertible Preferred Stock, filed January 13, 1999 (Incorporated by reference to Form 10-Q for the period ended December 31, 1998)*

4(e) Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock to be Designated Series E Convertible Preferred Stock, filed January 28, 1999 (Incorporated by reference to Form 10-Q for the period ended December 31, 1998)*

10(a) Private Equity Line of Credit Agreement by and among certain investors and the Company (Incorporated by reference to Form 8-K, filed July 26, 2000) *

10(b) Convertible Note Purchase Agreement dated December 12, 2000 between the Company and Amro International, S.A., Balmore Funds, S.A., and Celeste Trust Reg. (Incorporated by reference to Form 8-K, filed January 19, 2001. *

10(g) Share Purchase Agreement, dated December 1, 2000, between ITEC and EduAdvantage.com, Inc. (Incorporated by reference to Form 10-Q for the period ended September 30, 2000) *

10(h) Convertible Promissory Note dated September 21, 2001 between the Company and Stonestreet Limited Partnership. (Incorporated by reference to Exhibit 10(u) of 2001 Form 10-K) *

10(i) Convertible Note Purchase Agreement dated September 21, 2001 between the Company and Stonestreet Limited Partnership. (Incorporated by reference to Exhibit 10(v) of 2001 Form 10-K) *

10(j) Registration Rights Agreement dated September 21, 2001 between the Company and Stonestreet Limited Partnership. (Incorporated by reference to Exhibit 10(w) of 2001 Form 10-K) *

10(k) Form of Warrant to Purchase 11,278,195 Shares of Common Stock of ITEC, dated September 21, 2001, between ITEC and Stonestreet Limited Partnership. (Incorporated by reference to Exhibit 10(x) of 2001 Form 10-K) *

10(l) Asset Purchase Agreement, dated October 25, 2001, among the Company and Lisa Lavin, Gary J. Lavin, and Roland A. Fernando. (Incorporated by reference to Exhibit 10(a) to September 2001 Form 10-Q) *

10(m) Audited Financial Statements of SourceOne Group, LLC. (Incorporated by reference to Form 8-K filed on January 25, 2002) *

10(n) Secured Convertible Debenture issued by the Company to Bristol Ivestment Fund, Ltd., dated January 22, 2002. (Incorporated by reference to Exhibit 10(a) of December 2001 Form 10-Q) *

10(o) Securities Purchase Agreement between the Company and Bristol Investment Fund, Ltd., dated January 22, 2002. (Incorporated by reference to Exhibit 10(b) of December 2001 Form 10-Q) *

10(p) Registration Rights Agreement between the Company and Bristol Investment Fund, Ltd., dated January 22, 2002. (Incorporated by reference to Exhibit 10(c) of December 2001 Form 10-Q) *

10(q) Transaction Fee Agreement between the Company and Alexander Dunham Securities, Inc., dated January 22, 2002. (Incorporated by reference to Exhibit 10(d) of December 2001 Form 10-Q) *

10(r) Stock Purchase Warrant issued to Alexander Dunham Securities, Inc., dated January 22, 2002. (Incorporated by reference to Exhibit 10(e) of December 2001 Form 10-Q) *

10(s) Stock Purchase Warrant issued to Bristol Investment Fund, Ltd., dated January 22, 2002. (Incorporated by reference to Exhibit 10(f) of December 2001 Form 10-Q) *

10(t) Security Agreement between the Company and Bristol Investment Fund, Ltd., dated January 22, 2002. (Incorporated by reference to Exhibit 10(g) of December 2001 Form 10-Q) *

10(u) Convertible Promissory Note between the Company and Stonestreet Limited Partnership, dated November 7, 2001. (Incorporated by reference to Exhibit 10(h) of December 2001 Form 10-Q) *

10(v) Convertible Note Purchase Agreement between the Company and Stonestreet Partnership, dated November 7, 2001. (Incorporated by reference to Exhibit 10(i) of December 2001 Form 10-Q) *

10(w) Registration Rights Agreement between the Company and Stonestreet Limited Partnership, dated November 7, 2001. (Incorporated by reference to Exhibit 10(j) of December 2001 Form 10-Q) *

10(x) Stock Purchase Warrant issued to Stonestreet Limited Partnership, dated November 7, 2001 . (Incorporated by reference to Exhibit 10(k) of December 2001 Form 10-Q *

10(y) Acquisition Agreement between the Company and Dream Canvas, Inc., dated May 17, 2002; subject to completion of its terms. (Incorporated by reference to Exhibit 10(y) of Form 10-K filed November 18, 2002.) *

10(z) Closing Agreement between the Company and Quik Pix, Inc., dated July 23, 2002, subject to completion of its terms. (Incorporated by reference to Exhibit 10(z) of Form 10-K filed November 18, 2002.) *

10(aa) Agreement to Acquire Shares between the Company and Greenland Corporation, dated August 5, 2002, subject to completion of its terms.(Incorporated by reference to Exhibit 10(aa) to Form 10-K filed November 18, 2002.) *

10(ab) Acquisition Agreement, dated December 13, 2002, between the Company and Baseline Worldwide, Limited. (Incorporated by reference to Exhibit 99.3 of Form 8-K filed December 19, 2002.) *

10(ac) Secured Promissory Note in the amount of $2,250,000 issued by the Company to Greenland Corporation, dated January 7, 2003. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed January 21, 2003.) *

10(ad) Security Agreement, dated January 7, 2003, between the Company and Greenland Corporation. (Incorporated by reference to Exhibit 99.2 of Form 8-K filed January 21, 2003.) *

10(ae) Agreement to Acquire Shares, dated August 9, 2002 between the Company and Greenland Corporation. (Incorporated by reference to Exhibit 99.3 of Form 8-K filed January 21, 2003.) *

10(af) Closing Agreement, dated January 7, 2003, between the Company and Greenland Corporation. (Incorporated by reference to Exhibit 99.4 of Form 8-K filed January 21, 2003.) *

10(ag) Share Acquisition Agreement, dated June 12, 2002, between the Company and Quik Pix, Inc. (Incorporated by reference to Exhibit
            99.5 of Form 8-K filed January 21, 2003.) *

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

10(op) Agreement to Acquire Shares between the Company and The Christensen Group, et al, dated April 1, 2003. *

10(aq) Agreement and Assignment of Rights, dated October 24, 2003, between SourceOne Group, Inc. and ePEO Link, incorporated by reference to
            Exhibit 10(a) of Form 10-Q, filed November 24, 2003. *

10(ar) Alpha Capital Aktiengsellschaft December 17, 2003 convertible note, incorporated by reference to Exhibit 10(a) to Form 10-QSB, filed February 13, 2004. *

10(as) Gamma Opportunity Capital Partners, LP December 17, 2003 convertible note, incorporated by reference to Exhibit 10(c) to Form 10-QSB, filed February 13, 2004. *

10(at) Gamma Opportunity Capital Partners, LP December 17, 2003 warrant, incorporated by reference to Exhibit 10(d) to Form 10-QSB, filed February 13, 2004. *

10(au) Longview Fund, LP December 17, 2003 convertible note, incorporated by reference to Exhibit 10(e) to Form 10-QSB, filed February 13, 2004. *

10(av)      Longview, LP December 17, 2003 warrant, incorporated by reference to
            Exhibit 10(f) to Form 10-QSB, filed February 13, 2004. *

10(aw) Stonestreet Limited Partnership December 17, 2003 convertible note, incorporated by reference to Exhibit 10(g) to Form 10-QSB, filed February 13, 2004. *

10(ax) Stonestreet Limited Partnership December 17, 2003 warrant, incorporated by reference to Exhibit 10(h) to Form 10-QSB, filed February 13, 2004. *

10(ay) Subscription Agreement December 17, 2003, incorporated by reference to Exhibit 10(i) to Form 10-QSB, filed February 13, 2004. *

10(az) Agreement of Acquisition between the Company and Quik Pix, Inc., dated April 16, 2004, incorporated by reference to Exhibit 10.1 to Form 10-QSB, filed May 19, 2004.

10(bb)      Employment agreement, Chief Executive Officer


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

      (b)   Reports on Form 8-K

  Date      Subject
  ----      -------

5/24/2005   Transfer Solvis Group to Quik Pix, Inc. a wholly owed subsidiary
9/20/2005   Appointment of Chief Financial Officer
2/13/2006   ITEM 1.01: Private Placement
4/15/2006   ITEM 5.02: Resignations and appointments of directors and officers
09/18/06    ITEM 2.01. Acquisition of All Staffing, Inc. a Tennessee corporation

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Pohl, McNabola Berg & Company, LLP

                               For the Year Ended June 30,
--------------------------------------------------------------
                                    2006                  2005
Audit Fees                      $140,000              $110,000
Audit-Related Fees               $75,000                95,023
Tax Fees                               -                     -
All Other Fees                         -                     -
                                --------              --------
--------------------------------------------------------------
Total Fees                      $215,000              $205,033

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company's annual financial statements and audit related fees are for review of the financial statements included in the Company's quarterly reports on Form 10-QSB.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

The Audit committee is in the process of establishing a pre-approval policy and procedure.

PERCENTAGE OF HOURS EXPENDED

There were no hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALRADA FINANCIAL CORPORATION

By:  /s/ BRIAN BONAR
         --------------------------------------------
         Brian Bonar, Chief Executive Officer

Dated:   October XX, 2006


By:  /s/ David Lieberman
         --------------------------------------------
         David Lieberman,  Chief Accounting Officer


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

SIGNATURE               TITLE                                  DATE
--------------------------------------------------------------------------------

/s/ Brian Bonar         Chairman of the Board of Directors,    October 13 , 2005
    -----------         Chief Executive Officer, and
    Brian Bonar         (PRINCIPAL EXECUTIVE OFFICER)


/s/ David Lieberman     Director; Chief Accounting Officer     October 13, 2005
    ---------------
    David Lieberman


/s/ Eric W. Gaer        Director                               October 13, 2005
    ------------
    Eric W. Gaer


/s/ Stanley Hirschman   Director                               October 13 , 2005
    -----------------
    Stanley Hirschman


/s/ Richard H. Green    Director                               October 13 , 2005
    ----------------
    Richard H. Green

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2006 AND 2005


                                    CONTENTS

                                                                           PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    Report on Audited Consolidated Financial Statements                    F-1

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheet as of June 30, 2006                         F-2

    Consolidated Statements of Operations for the years ended
      June 30, 2006 and 2005                                               F-3

    Consolidated Statements of Stockholders' Deficit for the
      years ended June 30, 2006 and 2005                                   F-4

    Consolidated Statements of Cash Flows for the years ended
      June 30, 2006 and 2005                                               F-5

    Notes to Consolidated Financial Statements                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Dalrada Financial Corporation
San Diego, California

We have audited the accompanying consolidated balance sheet of Dalrada Financial Corporation and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dalrada Financial Corporation and Subsidiaries as of June 30, 2006 and the consolidated results of their operations and their consolidated cash flows for each of the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, for the year ended June 30, 2006 the Company experienced a loss from continuing operations of $4,739,000 and as of June 30, 2006, the Company had a negative working capital deficit of $24,916,000 and had a negative stockholders' deficit of $21,620,000. In addition, the Company is in default on certain note payable obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also deficient in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in
Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ POHL, McNABOLA, BERG & COMPANY, LLP
POHL, McNABOLA, BERG & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS

San Francisco, California
October 13, 2006


                                  DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                            Consolidated Balance Sheet
                                         (in thousands, except share data)

                                                                                                     JUNE 30,
                                                                                                       2006
                                                                                                  ---------------
                                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                      $        3,260
   Accounts receivable, net of allowance of $639 (includes related party balance of $1,065)                1,211
   Debt issue costs                                                                                          359
   Other current assets                                                                                    3,019
   Net assets of discontinued operations                                                                      22
                                                                                                  ---------------
TOTAL CURRENT ASSETS                                                                                       7,871
                                                                                                  ---------------

CUSTOMER LIST, net of accumulated amortization of $54                                                        586
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $368                                              355
WORKER'S COMPENSATION DEPOSIT                                                                              3,072
INVESTMENT IN ALLIANCE INSURANCE GROUP                                                                     1,400
RECEIVABLE FROM RELATED PARTY                                                                              1,400
OTHER LONG-TERM ASSETS                                                                                        14
                                                                                                  ---------------
TOTAL ASSETS                                                                                      $       14,698
                                                                                                  ===============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable, current portion (includes related party note of $65)                                     5,156
   Accounts payable (includes related party balance of $758)                                               1,736
   PEO payroll taxes and other payroll deductions                                                          8,451
   Accrued payroll and related payroll taxes and deductions                                                9,303
   Other accrued expenses (includes related party balance of $108)                                         3,520
   Warrant liability                                                                                       3,138
   Accrued derivative liability                                                                            1,483
                                                                                                  ---------------
TOTAL CURRENT LIABILITIES                                                                                 32,787
                                                                                                  ---------------

CONVERTIBLE DEBENTURES, net of discounts of $5,414                                                         2,261
NOTES PAYABLE, net of current portion (includes related party note of $393)                                1,270
                                                                                                  ---------------
TOTAL LIABILITIES                                                                                         36,318
                                                                                                  ---------------

MINORITY INTEREST                                                                                              -

COMMITMENTS AND CONTINGENCIES                                                                                  -

STOCKHOLDERS' DEFICIT
   Series A convertible, redeemable preferred stock, $1,000 par value,
     7,500 shares authorized 420.5 shares issued and outstanding                                             420
   Common stock; $0.005 par value; 1,000,000,000 shares
     authorized; 4,917,527 shares issued and outstanding                                                      25
   Common stock warrants                                                                                     475
   Additional paid-in capital                                                                             86,976
   Prepaid consulting                                                                                       (245)
   Accumulated deficit                                                                                  (109,271)
                                                                                                  ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                                              (21,620)
                                                                                                  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                       $       14,698
                                                                                                  ===============

              The accompanying notes are an integral part of these consolidated financial statements

                         DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                             Consolidated Statements of Operations
                               (in thousands, except share data)


                                                                           YEARS ENDED
                                                                  ----------------------------
                                                                     JUNE 30,       JUNE 30,
                                                                       2006           2005
                                                                  -------------  -------------
REVENUES
   Temporary staffing services                                     $    68,226    $    17,029
   PEO Services                                                          1,382          1,930
   Sales of products                                                       772            517
                                                                  -------------  -------------
TOTAL REVENUES                                                          70,380         19,476
                                                                  -------------  -------------

COST OF REVENUES
   Cost of temporary staffing                                           62,897         15,010
   Cost of PEO services                                                    998          1,424
   Cost of products sold                                                    34             96
                                                                  -------------  -------------
TOTAL COST OF REVENUES                                                  63,929         16,530
                                                                  -------------  -------------

                                                                  -------------  -------------
GROSS PROFIT                                                             6,451          2,946
                                                                  -------------  -------------
OPERATING EXPENSES
   Selling, general and administrative                                  11,190          5,402
   Impairment of patent                                                      -          1,348
                                                                  -------------  -------------
TOTAL OPERATING EXPENSES                                                11,190          6,750
                                                                  -------------  -------------

INCOME (LOSS) FROM OPERATIONS                                           (4,739)        (3,804)
                                                                  -------------  -------------

OTHER INCOME (EXPENSES):
   Interest expense                                                     (2,697)        (1,709)
   Settlement with investors                                              (908)
   Penalties and interest                                               (1,101)        (1,312)
   Gain on extinguishment of debt                                        8,546            829
   Gain resulting from reconciliation of payroll tax liabilities
       to taxing authorities                                             1,924          1,895
   Change in derivative and warrant liabilities                          1,988
   Other, net                                                               14              -
                                                                  -------------  -------------
TOTAL OTHER INCOME (EXPENSE)                                             7,766           (297)
                                                                  -------------  -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
   AND DISCONTINUED OPERATIONS                                           3,027         (4,101)

PROVISION FOR INCOME TAXES                                                  40              -

                                                                  -------------  -------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
   DISCONTINUED OPEATIONS                                                2,987         (4,101)
                                                                  -------------  -------------

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS                                -             59
                                                                  -------------  -------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                             2,987         (4,042)
                                                                  -------------  -------------
DISCONTINUED OPERATION:
   Loss from discontinued operation                                       (363)          (176)
                                                                  -------------  -------------
                                                                          (363)          (176)
                                                                  -------------  -------------

NET INCOME (LOSS)                                                        2,624         (4,218)

PREFERRED STOCK DIVIDENDS                                                  (21)           (21)
                                                                  -------------  -------------
NET INCOME (LOSS) ATTRIBUTED TO COMMON
   STOCKHOLDERS                                                   $      2,603   $     (4,239)
                                                                  =============  =============

NET INCOME (LOSS) PER SHARE - BASIC
   Continuing operations                                          $       0.72   $      (1.23)
   Discontinued operations                                               (0.09)         (0.05)
                                                                  -------------  -------------
                                                                  $       0.63   $      (1.29)
                                                                  =============  =============

WEIGHTED AVERAGE COMMON EQUIVALENT
   SHARES OUSTANDING - BASIC                                         4,110,203      3,292,181

NET INCOME (LOSS) PER SHARE - DILUTED
   Continuing operations                                          $       0.37   $      (1.29)
   Discontinued operations                                               (0.02)             -
                                                                  -------------  -------------
                                                                  $       0.35   $      (1.29)
                                                                  =============  =============

WEIGHTED AVERAGE COMMON EQUIVALENT
   SHARES OUSTANDING - DILUTED                                      19,347,977      3,292,181
                                                                  =============  =============


    The accompanying notes are an integral part of these consolidated financial statements

                                           DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Deficit
                                                  (in thousands, except share data)


                                                                                                           COMMON       ADDITIONAL
                                                  SERIES A PREFERRED STOCK        COMMON STOCK             STOCK         PAID-IN
                                                     SHARES      AMOUNT         SHARES       AMOUNT       WARRANTS        CAPITAL
                                                     ------      ------         ------       ------       --------        -------
BALANCE, JUNE 30, 2004                               420.5         420       2,761,794         14             475         85,843

Issuance of common stock for:
   Services                                                                     73,115                                        73
   Conversion of liabilities                                                   841,335          4                            388
Value of warrants issued with notes                                                                                           28
Value of warrants issued in Heritage acquisition                                                                              14
Contribution of Solvis Group to QPI resulting
   in minority interest                                                                                                      (59)

Net loss
                                                -----------------------  --------------------------  -----------------------------
BALANCE, JUNE 30, 2005                               420.5         420       3,676,244         18             475         86,287

Issuance of common stock for:
   Services and executive compensation                                         327,625          2                            316
   Convertible debentures                                                      651,237          3                            275
   Conversion of liabilities                                                   262,421          2                             98
Value of warrants issued for consulting services
Amortization of prepaid consulting

Net income
                                                -----------------------  --------------------------  -----------------------------
BALANCE, JUNE 30, 2006                               420.5       $ 420       4,917,527         25           $ 475       $ 86,976
                                                =======================  ==========================  =============================

(continued)

                                                           PREPAID                    ACCUMULATED
                                                          CONSULTING      DEFICIT        TOTAL
                                                          ----------      -------        -----

BALANCE, JUNE 30, 2004                                         -         (107,677)     (20,925)

Issuance of common stock for:
   Services                                                                                 73
   Conversion of liabilities                                                               392
Value of warrants issued with notes                                                         28
Value of warrants issued in Heritage acquisition                                            14
Contribution of Solvis Group to QPI resulting
   in minority interest                                                                    (59)

Net loss                                                                   (4,218)      (4,218)
                                                       ------------  ----------------------------
BALANCE, JUNE 30, 2005                                         -         (111,895)     (24,695)

Issuance of common stock for:                                                                -
   Services and executive compensation                                                     318
   Convertible debentures                                                                  278
   Conversion of liabilities                                                               100
Value of warrants issued for consulting services            (302)                         (302)
Amortization of prepaid consulting                            57                            57

Net income                                                                  2,624        2,624
                                                       ------------  ----------------------------
BALANCE, JUNE 30, 2006                                    $ (245)      $ (109,271)   $ (21,620)
                                                       ============  ============================


                       The accompanying notes are an integral part of these consolidated financial statements

                                DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                    Consolidated Statements of Cash Flows
                                      (in thousands, except share data)

                                                                                          YEAR ENDED
                                                                                  --------------------------
                                                                                     JUNE 30,      JUNE 30,
                                                                                      2006          2005
                                                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                                            $     2,987    $   (4,042)
   Adjustment to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                                       150           173
      Stock issued for services                                                           268            73
      Amortization of prepaid consulting                                                   57
      Amortization of debt discounts                                                    1,137           337
      Settlements with investors                                                          908
      Change in value of warrant and accrued derivative liabilities                    (1,988)
      Value of repriced options/warrants                                                    -             -
      Gain on extinguishment of debt                                                   (8,546)         (829)
      Gain on forgiveness of inter-company debt from Greenland
      Gain resulting from reconciliation of payroll tax liabilities
       to taxing authorities                                                           (1,924)         (264)
      Minority interest                                                                     -           (59)
      Loss on write-off of patent                                                           -         1,348
   Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                                   618          (832)
    Prepaid worker's compensation premiums                                              1,130        (1,130)
    Other current assets                                                               (1,979)         (596)
    Worker's compensation deposit                                                        (447)       (2,625)
    Other assets                                                                           (3)          (11)
   Increase (decrease) in:
    Accounts payable and accrued expenses                                                  36           533
    Accrued payroll and related payroll taxes and deductions                            8,519          (139)
    PEO liabilities                                                                     1,600         3,888
                                                                                  ------------  ------------
Net cash provided by (used in) operating activities from continuing operations          2,523        (4,175)
Net cash used in operating activities from discontinued operations                       (375)         (176)
                                                                                  ------------  ------------
Net cash used in operating activities                                                   2,148        (4,351)
                                                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired with (paid for) acquisition                                              122           (20)
   Purchase of furniture and equipment                                                   (220)         (168)
                                                                                  ------------  ------------
Net cash provided by (used in) investing activities from continuing operations            (98)         (188)
Net cash used in investing activities from discontinued operations                          -             -
                                                                                  ------------  ------------
Net cash provided by (used in) investing activities                                       (98)         (188)
                                                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft, net                                                         (162)          167
   Line of credit, net                                                                   (769)          769
   Proceeds from notes payable                                                          3,253         3,990
   Proceeds from issuance of convertible debentures                                     5,000             -
   Payment of debt issue costs                                                           (392)            -
   Repayments of notes payable                                                         (5,404)         (423)
   Repayments of borrowings under bank notes payable                                     (483)            -
   Repayments of capital lease obligations                                                 (4)          (21)
                                                                                  ------------  ------------
Net cash provided by financing activities from continuing operations                    1,039         4,482
Net cash provided by financing activities from discontinued operations                      -             -
                                                                                  ------------  ------------
Net cash provided by financing activities                                               1,039         4,482
                                                                                  ------------  ------------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                                     3,089           (57)

CASH AND CASH EQUIVALENTS, Beginning of year                                              171           228
                                                                                  ------------  ------------
CASH AND CASH EQUIVALENTS, End of year                                            $     3,260   $       171
                                                                                  ============  ============


           The accompanying notes are an integral part of these consolidated financial statements

                                DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows, Continued
                                       (in thousands, except share data)


                                                                                       YEARS ENDED
                                                                             --------------------------------
                                                                                 JUNE 30,         JUNE 30,
                                                                                   2006             2005
                                                                             ---------------  ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                             $             -  $             -
                                                                             ===============  ===============
   Income taxes paid                                                         $             -  $             -
                                                                             ===============  ===============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of convertible debentures into common stock                    $           278  $           241
                                                                             ===============  ===============
   Conversion of accounts payable and accrued liabilities into
      common stock                                                           $           100  $           151
                                                                             ===============  ===============
   Note payable issued for purchase of interest in Alliance Group            $         2,800  $             -
                                                                             ===============  ===============

   Net assets acquired in business combinations:
     Cash                                                                    $           122  $             -
     Receivables                                                                         415                -
     Property and equipment                                                                -                7
     Customer list                                                                       567               72
     Accounts payable and accrued liabilities                                            546                -


            The accompanying notes are an integral part of these consolidated financial statements

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Dalrada Financial Corporation ("DFCO" or the "Company"), incorporated under the laws of the state of California in March 1982 and subsequently reincorporated under the laws of the state of Delaware in May 1983, and its following active subsidiaries (there are ten inactive subsidiaries not listed):

      a)    SourceOne Group, Inc., - 100% owned by DFCO;

      b)    The Christianson Group - 100% owned by DFCO;

      c)    Heritage Staffing Group, Inc. - 100% owned by DFCO;

      d)    Strategic Alternative Staffing, LLC - 100% owned by DFCO and

      e)    Quik Pix, Inc. - 85% owned by DFCO.

All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2006, the Company experienced a loss from continuing operations of $4,739 and as of June 30, 2006, the Company had a negative working capital deficit of $24,916 and had a negative stockholders' deficit of $21,620. In addition, the Company is in default on certain note payable obligations, delinquent on payroll tax obligations and is being sued by numerous trade creditors for nonpayment of amounts due. The Company is also delinquent in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management believes that it can continue to raise debt and equity financing to support its operations.

STOCK SPLITS

On September 15, 2006, the Company authorized a one for two hundred (1 for 200) reverse stock split of its common stock. All share information for common shares has been retroactively restated for this reverse stock split.

NATURE OF BUSINESS

The Company provides a variety of financial, staffing, professional employer organization outsourcing (PEO) and human resources services to small and medium-size businesses. These services allow the Company's customers to outsource many human resources tasks, including payroll processing, workers' compensation insurance, employee benefits administration, risk management and human resource administration. These financial services relieve existing and potential customers of the burdens associated with personnel management and control.

DFCO provides services through its subsidiaries and divisions: SourceOne Group, Inc. ("SOG") and Heritage Staffing; in addition, through The Solvis Group, Inc., ("Solvis") an 85% owned subsidiary that includes the operating units:
CallCenterHR (TM), Solvis Financial Services, Solvis Medical Staffing and Solvis home Health Care. These companies and business units provide a broad range of financial services, including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, risk management and safety, and temporary staffing services, to small and medium-sized businesses. Solvis' services cover a broad range of services including payroll debit cards, health insurance, 401(k) and 125-Flex plans, supplemental insurance, payroll advances, and other value-added benefits.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing and on-site management. In a PEO contract arrangement, the Company becomes a co-employer of the client's existing workforce and assumes some or all of the client's human resource management responsibilities.

As a human resource department and strategic business partner for the Company's clients, its service offerings allow its clients to:
      o comply with ever evolving complex employment related regulatory and tax issues;
      o increase productivity by improving employee satisfaction and retention;
      o     reduce payroll expenses with lower workers' compensation costs; and
      o     focus on core business activities instead of human resource matters.

In January 2003, the Company completed the acquisition of a controlling in the shares of Quik Pix, Inc. ("QPI"), located in Anaheim, California. At the time of acquisition, QPI's principal business was providing products and services associated with visual marketing support. QPI revenues consist primarily of developing and mounting photographic and digital images for use in display advertising for tradeshows and customer building interiors. QPI also has a proprietary product PhotoMotion Images(TM), ("Photomotion") which is a patented color medium of multi-image transparencies. DFCO moved its ColorBlind(TM) software business into QPI. The business is in the process of being sold to another company, which will be concluded by the end of October 2006.

In July 2005, QPI acquired The Solvis Group, Inc. ("Solvis") from DFCO and changed its name to The Solvis Group and its trading symbol to SLVG. Solvis current trades on the Pink Sheets(R). As of June 30, 2006, Solvis is a wholly-owned subsidiary of QPI.

USE OF ESTIMATES

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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


REVENUE RECOGNITION

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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


WORKER'S COMPENSATION

In April 2005, the Company obtained a high deductible policy with an A rated national carrier in order to manage its financial exposure from catastrophic injuries and fatalities. Regulations governing self-insured employers often require the employer to maintain surety deposits of government securities, letters of credit or other financial instruments to cover workers' claims in the event the employer is unable to pay for such claims. The Company's excess workers' compensation insurance annual policy provided coverage for single occurrences exceeding $250 with an aggregate stop loss provision of $4,000. The Company was required to post a $2,625 reserve with the carrier from which claims would be paid until all claims are settled. As of the end of the policy year, ending April 30, 2006, based upon an independent actuary report, the Company reserved $615 in pending claims against the remaining collateral fund; producing an approximate $1,800 in excess reserves. For the next policy year beginning May 2006, the carrier raised the Company's stop loss rates, but required the Company to deposit only $1,600 in the claims collateral fund as the result of the Company's low claims experience in the prior year.

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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


CONCENTRATION OF CREDIT RISK

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

Additionally, during 2005, 96% of revenue derived from temporary staffing was from two clients and during 2006 47% of revenue derived from temporary staffing was from two clients.

ALLOWANCE METHOD USED TO RECORD BAD DEBTS

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $639 at June 30, 2006. Accounts deemed uncollectible are written off against the allowance.

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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


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

CUSTOMER LISTS

Customer lists includes customer purchased with the acquisition of certain assets of Heritage and SSL. The customer lists for Heritage and SSL are being amortized over their estimated useful life of 36 and 48 months, respectively, using the straight-line method. Amortization expense for the fiscal years 2007, 2008, 2009 and 2010 is expected to be $166, $160, $142 and $118, respectively.

PATENT COSTS

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

ADVERTISING COSTS

The Company expenses advertising and promotion costs as incurred. During fiscal 2006 and 2005, the Company incurred advertising and promotion costs of approximately $84 and $135, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.


EARNINGS (LOSS) PER COMMON SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had the following potential common shares for the years ended June 30, 2006 and 2005, respectively: warrants - 7,330,000 and 157,817; stock options - 135,000 and 195,750; and convertible securities of 15,237,774 and 2,078,758. For the year ended June 30, 2005, all of the above diluted shares were considered anti-dilutive since the Company incurred a net loss. For the year ended June 30, 2006, the warrants and options were considered anti-dilutive since the average stock price for the year was less than the exercise price of the warrants and options.

Below is a computation of earning (loss) per share:

                                                                         YEAR ENDED JUNE 30,
                                                ----------------------------------------------------------------------
                                                               2006                                2005
                                                ----------------------------------  ----------------------------------
                                                  INCOME/                   PER       INCOME/                   PER
                                                  (LOSS)       SHARES      SHARE      (LOSS)       SHARES      SHARE

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations     $  2,679                             $ (4,042)
Preferred stock dividends                             (21)                                 (21)
                                                ----------                           ----------
                                                    2,658                               (4,063)
Discontinued operations                              (363)                                (176)
                                                ----------                           ----------
Net income (loss) attributed to common
   stockholders                                  $  2,295                             $ (4,239)
                                                ==========                           ==========

Weighed shares outstanding                                   4,100,203                           3,292,181

   Continuing operations                                                   $ 0.65                             $(1.23)
   Discontinued operations                                                  (0.09)                             (0.05)
                                                                          --------                           --------
                                                                           $ 0.56                              (1.29)
                                                                          ========                           ========

DILUTED EARNINGS  PER SHARE                                                                         N/A

Net income from continuing operations            $  2,679
Preferred stock dividends                             (21)
Interest on convertible debentures                    476
Amortization of discounts on convertible
   debentures                                       1,137
                                                ----------
                                                    4,271
Discontinued operations                              (363)
                                                ----------
Net income (loss) attributed to common
   stockholders                                  $  3,908
                                                ==========

Weighed shares outstanding                                   4,110,203

Conversion of convertible debentures into common stock      15,237,774
                                                           -----------
                                                            19,347,977
                                                           ===========

   Continuing operations                                                   $ 0.22
   Discontinued operations                                                 $(0.02)
                                                                          --------
                                                                           $ 0.20
                                                                          ========

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


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

MINORITY INTEREST

On April 1, 2005, the Company contributed its wholly-owned subsidiary, Solvis Group, Inc. a Michigan corporation, to QPI, an 85%-owned subsidiary of the Company. QPI subsequently changed its name to The Solvis Group, Inc., a Nevada corporation ("Solvis"). At that date, Solvis had a stockholders' equity of $393. As a result of this transaction, the Company recognized minority interest on its consolidated balance sheet in the amount of $59. During the year ended June 30, 2005, Solvis incurred a net loss of which 15% or $251 is attributed to the minority interest. In the consolidated statement of operations for the year ended June 30, 2005, the Company has only recognized the minority interests' share of the net loss to the extent of the minority interest recorded on the consolidated balance sheet. Solvis had net income for the year ended June 30, 2006 of which 15% or $81 is attributed to minority interest. The net income attributed to minority interest for the year ended June 30, 2006 of $0 that has been separately designated in the accompanying statement of operations is the current year net income related to minority interest of $81 offset by the unrecorded loss of $192 from the year ended June 30, 2005. The Company has an unrecorded loss of $111 going into the year ended June 30, 2007.

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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


STOCK BASED COMPENSATION

The Company adopted SFAS No. 123 (Revised 2004), SHARE BASED PAYMENT ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and allowed under the original provisions of SFAS No.
123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net loss and loss per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The pro forma information regarding the effect on operations that is required by SFAS 123 has not been presented since there is no pro forma expense to be shown for the six months ended December 31, 2005 or the year ended June 30, 2005.

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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


SEGMENT DISCLOSURE

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has four segments.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the financial position or results of operations of the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 may have a material effect on the financial position or results of operations of the Company depending upon management's plans to fund operations.

In March 2006 the FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


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

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2006 consisted of the following:

        Computer and other equipment                             $        611
        Office furniture and fixtures                                     112
        Leasehold improvements                                              -
                                                                 -------------
                                                                          723
        Less accumulated depreciation and amortization                   (368)
                                                                 -------------

                                                                 $        355
                                                                 =============

Depreciation expense for the years ended June 30, 2006 and 2005 was $103 and $77, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH OFFICERS AND KEY EXECUTIVES

During the years ended June 30, 2006 and 2005, the Company issued 252,625 and 36,361 shares of common stock to the Company's CEO as payment for compensation valued at $253 and $109, respectively.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


WARNING MANAGEMENT SERVICES, INC.

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

PEO SERVICES AGREEMENT WITH WARNING PROVIDES FOR A FEE AT PREVAILING MARKET RATE

In April 2004, the Company entered into an Agreement to provide PEO services for Warning. The Company receives from Warning a monthly administrative fee. During the year ended June 30, 2006, the Company invoiced Warning for $87 and Warning's ESI subsidiary for $520 for management services. During the year ended June 30, 2005, the Company invoiced Warning $390 for management services and $45 for reimbursement of costs. Warning also paid expenses of $38 on behalf of the Company during the year ended June 30, 2005. As of June 30, 2006, the Company has an amount due to Warning of $3 that is included in current liabilities.

NOTE 4 - ACQUISITIONS

STRATEGIC ALTERNATIVE STAFFING, LLC.

On May 1, 2006, DFCO completed its acquisition of Strategic Alternative Staffing LLC ("SSL"). The purchase price was $558 consisting of a $550 note payable to the owner of SSL and 50,000 warrants to purchase shares of DFCO common stock valued at $8. SSL is a professional employer organization and a broker of certain employee benefits. The Company acquired SSL as part of its strategic growth plan.

The operating results of SSL beginning May 1, 2006 are included in the accompanying consolidated statements of operations.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


The total purchase price was valued at $558 and is summarized as follows in accordance with SFAS No. 141 and 142:

        Cash                                           $            122
        Accounts receivable                                         415
        Customer list                                               567
        Accounts payable and accrued expenses                      (546)

                                                       ----------------
        Purchase price                                 $            558
                                                       ================

The customer list is being amortized over 48 months.

The pro forma financial information that the consolidated operations of the Company as if the SSL acquisition had occurred as of the beginning of the periods presented is not presented since the operations of SSL prior to the acquisition by DFCO were immaterial.

HERITAGE STAFFING GROUP, INC.

On April 4, 2005, DFCO completed its acquisition of certain assets of Heritage Staffing Group, Inc. ("Heritage"). The purchase price was $79 consisting of $20 in cash, a $45 note payable to the owner of Heritage and 25,000 warrants to purchase shares of DFCO common stock valued at $14. These warrants expired on March 31, 2006. Heritage is in the temporary staffing business and the Company acquired certain assets of Heritage to complement it other temporary staffing business.

The operating results of Heritage beginning April 4, 2005 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at $80 and is summarized as follows in accordance with SFAS No. 141 and 142:


        Computer equipment                             $              4
        Furniture and fixtures                                        3
        Customer list                                                72
                                                       ----------------
        Purchase price                                 $             79
                                                       ================

The customer list is being amortized over 36 months.

The pro forma financial information that the consolidated operations of the Company as if the Heritage acquisition had occurred as of the beginning of the periods presented is not presented since the operations of Heritage prior to the acquisition by DFCO were immaterial.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


NOTE 5 - INVESTMENT IN ALLIANCE INSURANCE GROUP

On February 3, 2006, Solvis, a subsidiary of DFCO and Employment Systems, Inc., ("ESI") a wholly owned subsidiary of Warning Management Services, a related party, purchased an eighteen (18%) percent interest in Alliance Insurance Group for $2,800. The purpose of the investment was to obtain access to a low cost worker's compensation insurance policy for both companies.

The $2,800 purchase price is being financed through Bank Direct at 7.25% over 23 months. Both Solvis and ESI are co-signatories on the note. As Solvis is a co-guarantor of the note, the Company recorded the whole note of $2,800 on its books and recorded a $1,400 related party receivable from ESI. Additionally, the Company recorded a $1,400 investment in the insurance company. Solvis' $1,400 investment represents a 9% interest in the insurance company. ESI's $1,400 payable to Solvis is secured by ESI's 9% investment interest in the insurance company. The Company has accounted for this investment in Alliance Insurance Group using the cost method.

NOTE 6 - OTHER ACCRUED EXPENSES

Other accrued expenses at June 30, 2006 consisted of the following as of:


        Accrued interest and penalties                 $            270
        Accrued judgments                                         2,268
        Taxes payable                                                63
        Deposits                                                    293
        Other                                                       626
                                                       ----------------
                                                                  3,520
                                                       ================

NOTE 7 - BORROWINGS UNDER BANKS NOTES PAYABLE

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

NOTE 8 - FACTORING LINES OF CREDIT

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

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


NOTE 9 - CONVERTIBLE DEBT FINANCING AND DERIVATIVE LIABILITIES

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

During the year ended June 30, 2006, we recorded an other income item of $1,234 and $754, which relates to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of June 30, 2006, the estimated fair value of our derivative liability was $1,483, as well as a warrant liability of $3,138. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions, including: historical stock price volatility (utilizing a rolling 120-day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at June 30, 2006 the Company used the closing price of $0.15 and the respective conversion and exercise prices for the warrants.

NOTES PAYABLE

During the year ended June 30, 2006, the Company issued notes to third parties, which included eight investors. As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.


DATE OF NOTE                    AMOUNT OF NOTES      CONVERSION PRICE(1)           TERM OF NOTE
------------                    ---------------      -------------------           ------------
January 27, 2006 (1)            $           112      $             0.452                2 years
February 9, 2006 (1)            $           246      $             0.452                2 years
February 13, 2006               $         7,545                  75% (3)                2 years


DATE OF WARRANTS ISSUED      NUMBER OF WARRANTS          EXERCISE PRICE        TERM OF WARRANTS
-----------------------      ------------------          --------------        ----------------

February 13, 2006                     6,760,000          $         1.00                 7 years
February 13, 2006 (2)                   520,000          $         1.00                 7 years
May 1, 2006 (4)                          50,000          $        20.00                 7 years

(1) = no warrants issued with this financing transaction.
(2) = no debt associated with these warrants.
(3) = 75% of 20-day pre-conversion market-based price.
(4) = warrants issued in connection with SSL acquisition

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


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

The Notes also provide for liquidated damages on the occurrence of several events. As of June 30, 2006, no liquidating damages have been incurred by the Company.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the year ended June 30, 2006, the Company accreted $884, of debt discount related to the Notes.

WARRANTS ISSUED

The estimated fair value of the warrants at issuance were as follows:


DATE OF WARRANTS ISSUED     NUMBER OF WARRANTS     VALUE AT ISSUANCE     VOLATILITY FACTOR
-----------------------     ------------------     -----------------     -----------------
February 13, 2006                    6,760,000     $           3,582                   72%
February 13, 2006                      520,000     $             302                   72%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 7.0 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at June 30, 2006, the Company used the closing price of $0.15, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 90%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at June 30, 2006, had decreased to a fair value of $3,138, due in part to a decrease in the market value of the Company's common stock to $0.15 from $0.20 at issuance of the February 13, 2006 amount, as well as an increase in the volatility from 72% to 90% which resulted in an "other income" item of $754 on the Company's books.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


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

                                             DEBT FEATURES
DATE OF NOTE            AMOUNT OF NOTES    VALUE AT ISSUANCE    CARRYING VALUE
------------            ---------------    -----------------    --------------

January 27, 2006        $           112    $              69    $           43
February 9, 2006        $           246    $             133    $          113
February 13, 2006       $         7,545    $           2,515    $        1,448

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at June 30, 2006, the company used the closing price of $0.21 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 90%. For the year ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock to $0.15 the Company recorded an "other income" on the consolidated statement of operations for the change in fair value of the debt features of approximately $1,234. At June 30, 2006, the estimated fair value of the debt features was approximately $1,483.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


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

For the year ended June 30, 2006, we recorded an other income item of $1,234 and $754, related to the decrease in value of the debt features and warrants. A tabular reconciliation of this adjustment follows:

For the year ended June 30, 2006:

        $    754   income, decrease in value of warrant liability
        $  1,234   income, decrease in value of derivative liability
        --------
        $  1,988   other income related to convertible debt

For the year ended June 30, 2006, the Company recorded $884 of interest expense related to the accretion of debt related to the convertible financing.

For the year ended June 30, 2006:

        $    884   of interest expense related to accretion of convertible debt
        --------
        $    884   of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of June 30, 2006 is:

        $  1,605   original carrying value on convertible debt
        $   (228)  converted to equity
        $    884   accretion of convertible debt
        --------
        $  2,261   June 30, 2006 carrying value of debt

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


The balance of the carrying value of the derivative liability as of June 30, 2006 is:

        $  2,717   original value of derivative liability
        $ (1,234)  income, decrease in value of derivative liability
        --------
        $  1,483   June 30, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of June 30, 2006 is:

        $  3,892   original carrying value of warrant liability
        $   (754)  income, decrease in value of warrant liability
        --------
        $  3,138   June 30, 2006 value of warrant liability

During the year ended June 30, 2006, the Company discussed with the lead investor the refinancing of certain convertible notes, including disputed amounts for accrued interest, penalties and note balances. As part of the funding described above we recognized an additional settlement of accrued interest, penalties and balances for $908.

NOTE 10 - NOTES PAYABLE, INCLUDING AMOUNTS DUE TO RELATED PARTIES

On August 9, 2005, the Company issued two secured promissory notes to two investors totaling $221. The notes are due on October 9, 2005 and accrue interest at a rate of 12% per annum. These two notes have not been repaid and are currently in default. In addition, on December 22, 2005, the Company issued a promissory note to an investor for $600. The note was due on January 6, 2006 and accrued interest at a rate of 15% per annum through February 1, 2006 and 24% per annum thereafter until the note is paid in full. This note was repaid from the proceeds of the February 13, 2006 funding.

During the year ended June 30, 2006 a subordinated non-convertible note payable of $1,500 plus accrued interest of $1,390 to a former director was reduced to $750 and recognized as a gain on extinguishment of debt of $2,140. The former director indicated that he would be filling to accept $750 as payment in full on his outstanding obligation including accrued interest.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


The following summarizes notes payable (including amounts due to a related party) at June 30, 2006:


        Note payable in connection with SSL acquisition,
        payable from net profits                                $       202

        Note payable to two investors, interest at 8% per
        annum, payable upon demand                                       49

        Notes payable to related party, interest at 8%,
        ranging from payable upon demand to due in 2008                 458

        Note payable to investor, interest at 10% per
        quarter, payable upon demand                                     70

        Note payable to bank related to financing of
        worker's compensation deposit, interest at 7.5%,
        payable over 10 months through March 2007                     2,553

        Note payable to Direct Bank related to purchase
        of Alliance Insurance Group, interest at 7.5%,
        payable over 23 months with balance due in
        February 2008                                                 2,340

        Note payable to a former director                               750

        Other                                                             4
                                                                -----------
                                                                      6,426
        Less current portion                                         (5,156)
                                                                -----------
        Long-term portion                                       $     1,270
                                                                ===========

Notes payable mature as follows:

                During the years ended June 30,
                 2007                                           $     5,156
                 2008                                                 1,270
                                                                -----------
                                                                $     6,426
                                                                ===========

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


NOTE 11 - STOCKHOLDERS' DEFICIT

AMENDMENT TO THE CERTIFICATE OF INCORPORATION.

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

The 5% convertible preferred stock is convertible, at any time, into shares of the Company's common stock, at a price of $3.5 per common share. This conversion price is subject to certain anti-dilution adjustments, in the event of certain future stock splits or dividends, mergers, consolidations or other similar events. In addition, the Company shall reserve, and keep reserved, out of its authorized but un-issued shares of common stock, sufficient shares to effect the conversion of all shares of the 5% convertible preferred stock.

In the event of any involuntary or voluntary liquidation, dissolution or winding up of the affairs of the Company, the 5% convertible preferred shareholders shall be entitled to receive $1 per share, together with accrued dividends, to the date of distribution or payment, whether or not earned or declared.

The 5% convertible preferred stock is callable, at the Company's option, at call prices ranging from $210 to $220 per share. No call on the 5% convertible preferred stock was made during fiscal 2006 and 2005. As of June 30, 2006, the accumulated dividend in arrears was approximately $474 on the Series A.

COMMON STOCK WARRANTS

The following is a summary of the warrant activity:

                                                                  UNDERLYING
                                               PRICE PER            COMMON
                                                 SHARE              SHARES
                                            ----------------    ---------------

                                                                ---------------

     JUNE 30, 2004                           $4.00 - $300.00            107,817
          Granted                            $0.60 - $1.00               50,000
          Exercised                                -                          -
          Canceled                                 -                          -
                                                                ---------------

     JUNE 30, 2005                           $0.60 - $300.00            157,817
          Granted                            $1.00 - $20.00           7,330,000
          Exercised                                -                          -
          Canceled                           $0.60 - $300.00           (157,817)
                                                                ---------------
     EXERCISABLE AT JUNE 30, 2006                                     7,330,000
                                                                ---------------

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


The weighted average remaining contractual life of warrants outstanding at June 30, 2006 is 6.60 years. The intrinsic value of the outstanding warrants at June 30, 2006 was $0. The exercise prices for warrants outstanding at June 30, 2006 are as follows:

                            NUMBER
                              OF                   EXERCISE
                           WARRANTS                 PRICE
                        --------------          --------------

                             7,280,000                   $1.00
                                50,000                  $20.00
                        --------------

                             7,330,000
                        ==============

2001 STOCK OPTION AND STOCK PURCHASE PLANS

The Company's shareholders approved the 2001 Stock Option Plan, pursuant to which 1,000,000 shares of common stock are reserved for issuance to eligible employees and directors of, and consultants to, the Company or any of its subsidiaries. Upon expiration, cancellation or termination of unexercised options, the shares of the Company's Common Stock subject to such options will again be available for the grant of options under the 2001 Stock Option Plan. Options granted under the 2001 Stock Option Plan may either be incentive or nonqualified stock options.

The Company's shareholders approved the 2001 Stock Purchase Plan, as amended, which enables eligible employees to purchase in the aggregate up to 50,000 shares of common stock.

STOCK OPTION ACTIVITY

The following is a summary of the stock option activity:


                                                  STOCK OPTION PLANS
                                                                  UNDERLYING
                                               PRICE PER            COMMON
                                                 SHARE              SHARES
                                            ----------------    ---------------

                                                                ---------------

     JUNE 30, 2004                            $2.00 - $5.00             195,750
          Granted                                   -                         -
          Exercised                                 -                         -
          Canceled                                  -                         -
                                                                ---------------

     JUNE 30, 2005                            $2.00 - $5.00             195,750
          Granted                                   -                         -
          Exercised                                 -                         -
          Canceled/Expired                    $2.00 - $3.00             (60,750)
                                                                ---------------
     EXERCISABLE AT JUNE 30, 2006             $2.00 - $5.00             135,000
                                                                ---------------

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


The weighted average remaining contractual life of options outstanding issued under the Stock Option Plans is 0.17 years at June 30, 2006. The exercise prices for options outstanding at June 30, 2006 are as follows:

                            NUMBER
                              OF                   EXERCISE
                           WARRANTS                 PRICE
                        --------------          --------------

                                 7,500                   $2.00
                               127,500                   $5.00
                        --------------

                               135,000
                        ==============

The Company has implemented SFAS 123R for future grants of options to employees. No unvested option grants to employees were outstanding at June 30, 2006.

COMMON STOCK ISSUED FOR SERVICES AND COMPENSATION

The table below shows all the issuances of common stock for services during the year ended June 30, 2006 and 2005. The value of the services was derived by multiplying the market value of the Company's common stock at the date a transaction for services was entered into by the number of shares issued.


                                   FISCAL 2006


     ISSUE                                          SHARES
      DATE           DESCRIPTION                    ISSUED           AMOUNT

     9/16/05  Professional Services                    25,000     $          15
     3/13/06  Compensation to officer                  50,000                50
     6/30/06  Compensation to officer                 252,625               253
                                                 ------------     -------------
                                                      327,625     $         318
                                                 ============     =============

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


                                   FISCAL 2005


     ISSUE                                          SHARES
      DATE           DESCRIPTION                    ISSUED           AMOUNT

      7/26/04  Strategic planning/marketing             2,250     $           2
      9/28/04  Strategic planning/marketing             7,500                 8
     10/19/04  Strategic planning/marketing             8,365                 8
     10/25/05  Strategic planning/marketing            25,000                25
      6/13/05  Professional services                   30,000                30
                                                 ------------     -------------
                                                       73,115     $          73
                                                 ============     =============

NOTE 12 - SEGMENT AND GEOGRAPHIC INFORMATION

During fiscal 2006 and 2005, the Company managed and internally reported the Company's business as four (4) reportable segments as follows:

(1)   professional employer organization
(2)   temporary staffing
(3)   products;
(4)   corporate;

Segment information for the fiscal year ended June 30, 2006 and 2005, was as follows:

                                                PEO          TEMPORARY
                                              BUSINESS        STAFFING      PRODUCTS      CORPORATE       TOTAL
SELECTED STATEMENT OF OPERATIONS ACTIVITY:
Fiscal year ended June 30, 2006
  Revenues                                       1,382         68,226           772             -         70,380
  Cost of revenues                                 998         62,897            34             -         62,897
Gross profit                                       384          5,329           738             -          6,451
Total assets at June 30, 2006                    1,304         11,781           146         1,467         14,698

Fiscal year ended June 30, 2005
  Revenues                                       1,930         17,029           517             -         19,476
  Cost of revenues                               1,424         15,010            96             -         16,530
Gross profit                                       506          2,019           421             -          2,946
Impairment of patent                                 -              -         1,348             -          1,348

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


All sales were made in the United States of America

NOTE 13 - INCOME TAXES

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

The provision (benefit) for income taxes is as follows for the years ended June 30:

                                                2006            2005
                                            ------------    ------------

                Current - State             $         40    $          -
                Deferred benefit                       -               -
                                            ------------    ------------
                                            $         40    $          -
                                            ============    ============

The components of deferred income taxes are as follows at June 30:

                                                       2006            2005
                                                   ------------    ------------
     Deferred tax assets
        Net operating loss carryforwards           $     37,493    $     38,927
        Other                                               475             524
                                                   ------------    ------------
                                                         37,968          39,451
     Valuation allowance                                (37,968)        (39,451)
                                                   ------------    ------------
                                                   $          -    $          -
                                                   ============    ============

The Company's federal and state net operating loss carryforwards expire in various years through 2017. The Company has made numerous equity issuances that could result in limitations on the annual utilization of the Company's net operating loss carryforwards. The Company has not performed an analysis to determine the effect of such changes.

The provision for income taxes results in an effective rate that differs from the federal statutory rate. Reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the year ended June 30, 2006:

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


                                                     Tax           Percentage

     Federal Tax                                 $        892             34.0%
     State tax                                            157              6.0%
     Penalties                                            374             14.3%
     Reserves                                             200              7.6%
     Other                                                (41)            (1.6%)
     Net operating loss                                (1,542)           (58.8%)
                                                 ------------     -------------
                                                 $         40              1.5%
                                                 ============     =============

Reconciliation between the actual tax provision and taxes computed at the statutory rate is as follows for the year ended June 30, 2005:

                                                     Tax           Percentage

     Federal Tax                                 $     (1,434)            34.0%
     State tax                                           (253)             6.0%
     Penalties                                            306             (7.3)
     Other                                                 59             (1.4%)
     Net operating loss                                 1,322            (31.3%)
                                                 ------------     -------------
                                                 $          -                0%
                                                 ============     =============

At June 30, 2006, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $90,000,000 and $69,000,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2010 through 2020.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENT

The Company leases its operating facilities under lease agreements that expire through 2011.

Total rental expense was approximately $335 and $299 for the years ended June 30, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                  Operating Leases
                                                --------------------
     YEAR ENDING JUNE 30,
     2007                                       $                432
     2008                                                        347
     2009                                                        192
     2010                                                        195
     2011                                                         17
                                                --------------------
     Net Minimum Lease Payments                 $              1,183
                                                ====================

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


LEGAL MATTERS

The Company and its SourceOne Group ("SOG") subsidiary have been sued by the Arena Football 2 Operating Company, LLC ("Arena") in Wayne County Circuit Court, Michigan. In April 2006, Dalrada and SourceOne Group, Inc. entered into a settlement with AF2 Operating Company, LLC and other parties involved in the matter of AF2 Operating Company, LLC v. SourceOne Group Inc., et al. The net result of the settlement was that Dalrada and SourceOne Group, Inc. are obligated to make a net settlement payment of $ 203. In addition, the Company has filed claims against Arena and Arena's agent, Thilman and Filippini, based on, among other things, the representations made to SOG that let it to enter into the agreement with Arena. These claims are currently pending.

The Company and SOG have been sued by Liberty Mutual Insurance Company ("Liberty") in the United States District Court for the Northern District of Illinois. The nature of the specific claims made by Liberty against the Company and SOG are that the Company and SOG were and are obligated to make additional premium payments to Liberty for workers' compensation insurance, which is related to the Arena litigation described above. The initial claim by Liberty was estimated by Liberty to be $829 and is now claimed to exceed $1,000. In July 2007, the judge dismissed Dalrada from the litigation and dismissed many, but not all, of the claims against SourceOne Group. Management has vigorously contested the claims made by Liberty. Trial is scheduled for January 2007.

On April 25, 2006, a trial occurred in the matter of LM Insurance Corporation v. Brian Bonar pending in Superior Court of California for the County of San Diego. LM Insurance Corporation asserted that SourceOne Group, Inc. had entered into a policy for insurance coverage and that Brian Bonar had personally guaranteed the premium payments. The court found in favor of Brian Bonar.

On February 10, 2005, Berryman & Henigar Enterprises ("Plaintiff"), filed a complaint in the Superior Court of California, County of San Diego, Case No. GIC842610, against Warning Model Management, Inc. for breach of a promissory note issued pursuant to terms and conditions of a certain stock purchase and sale agreement dated September 9, 2004. The Company allegedly guaranteed payments on the underlying promissory note. Plaintiff seeks principal damages of $750 in that regard. Warning Model Management, Inc. has taken the position that Plaintiff failed to disclose certain material information in the underlying transaction which thereby negates the promissory note. Warning Model Management, Inc. reached a settlement, effective as of September 30, 2005 with the Plaintiff, which requires defendants, collectively, to pay Plaintiff the aggregate sum of $380. Defendants have made the initial two payments due under the settlement and the final payment in the sum of $80 was paid in April 2006. Accordingly, the matter has been settled and all claims satisfied.

On March 17, 2005, Greenland Corporation ("Plaintiff"), filed an amended complaint in the Superior Court of California, County of San Diego, Case No. GIC842605, against the Company and multiple other individuals and entities resulting from a transaction as evidenced by the "Agreement to Acquire Shares" dated August 9, 2002, whereby the Company obtained a controlling equity interest in Plaintiff. Plaintiff contends that the Company engaged in various forms of wrongdoing including breach of fiduciary duty, conversion, conspiracy and aiding and abetting. The Company has filed a cross-complaint alleging various causes of action against Plaintiff and its officers, directors and/or managing agents including Thomas J. Beener, Gene Cross, George Godwin, and Edward Sano. The subject cross-complaint seeks pecuniary and punitive damages resulting from various fraudulent transactions as well as legal malpractice against Mr. Beener. In July 2006, the matter was settled with Dalrada paying $150 of legal fees incurred by Greenland.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


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

The Company was in a dispute with former creditors regarding the amount of debt converted into common stock. These creditors were seeking damages totaling $316. The Company proposed a settlement in the amount of $316, based on the advice of the Company's legal counsel. Consequently, $316 was charged to operations in the accompanying financial statements for the year ended June 30, 2006. The plaintiffs have accepted the settlement offer.

NOTE 15 - GAIN ON SETTLEMENT OF DEBT

During the year ended June 30, 2006 and 2005, the Company recognized a gain on settlement of debt of $8,546 and $829, respectively. For the year ended June 30, 2006, the recognized a gain of $4,120 related to the settlement of two notes payable to banks. (See Note 7) and a gain of $2,140 related to the settlement of notes payable and accrued interest with a former director (See Note 10). The remaining gain of $2,286 for the year ended June 30, 2006 and the gain of $829 for the year ended June 30, 2005 resulted primarily from the write off of stale accounts payable and judgments. The Company, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as settlement of debt.

NOTE 16 - GAIN RESULTING FROM RECONCILIATION OF PAYROLL TAX LIABILITIES TO TAXING AUTHORITIES

During the years ended June 30, 2006 and 2005, the Company recorded an adjustment to earnings of $1,924 and $1,895, respectively, resulting from a reconciliation with the Internal Revenue Service and certain State taxing authorities of the amounts due for delinquent payment of payroll tax liabilities. The Company continually updates its estimate of the amount due related to delinquent payroll taxes and penalties as it receives correspondence or settlement agreements with the Internal Revenue Service and State taxing authorities.

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                  (in thousands, except for share information)


The Company is delinquent in filing its payroll tax returns and owes $8,451 in delinquent payroll tax payments, interest and penalties.

NOTE 17 - DISCONTINUED OPERATIONS

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

For the year ended June 30, 2006 and 2005, Master Staffing's revenues were $11 and $0, respectively, and losses from operations were $363 and $176, respectively. The results of operations of Master Staffing have been reported separately as discontinued operations.

Master Staffing's net assets at June 30, 2006 were $22, which consisted of furniture and equipment of $19 and other assets of $3.

NOTE 18 - SUBSEQUENT EVENTS

ALL STAFFING, INC. ACQUISITION

On September 13, 2006 the Company acquired All Staffing, Inc., a Lansford, Pennsylvania-based company that provides staffing, staffing leasing, and professional employer organization ("PEO") services to clients in the northeast U.S. All Staffing establishes an east coast presence for Dalrada, and expands the Company's organization to include expanded operations to pursue a nationwide footprint. Dalrada has offices and subsidiaries in Texas, Michigan, California, and Colorado. The terms of the acquisition include payment of $3.5 million in cash and common stock.

STOCK SPLITS

On September 15, 2006, the Company authorized a one for two hundred (1 for 200) reverse stock split of its common stock. All share information for common shares has been retroactively restated for this reverse stock split.