Form 10QSB
period 2006-09-30
DALRADA FINANCIAL CORP
filed 2006-11-20
CIK 725394

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
                                       or
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of November 15, 2006 was 4,917,527.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
                                                                            Page
ITEM 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - September 30, 2006 (unaudited)          3

         Consolidated Statements of Operations - three months ended
           September 30, 2006 and 2005 (unaudited)                            4

         Consolidated Statement of Stockholders' Deficit                      5

         Consolidated Statements of Cash Flows - three months ended
           September 30, 2006 and 2005 (unaudited)                            6

         Notes to Consolidated Financial Statements (unaudited)               8

ITEM 2.  Management's Discussion and Analysis or Plan of Operations           19

ITEM 3.  Controls and Procedures                                              24

PART II - OTHER INFORMATION                                                   25

ITEM 1.  Legal Proceedings                                                    25

ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds           26

ITEM 3.  Defaults Upon Senior Securities                                      26

ITEM 4.  Submission of Matters To A Vote of Security Holders                  26

ITEM 5.  Other Information                                                    27

ITEM 6.  Exhibits                                                             27

SIGNATURES                                                                    28

CERTIFICATIONS                                                                29

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                        (in thousands, except share data)
                                   (unaudited)

                                                                        SEPTEMBER 30,
                                                                             2006
                                                                          ---------
                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                             $   3,306
    Accounts receivable, net of allowance of $799                             5,237
    Debt issue costs                                                            304
    Other current assets                                                      2,761
                                                                          ---------
TOTAL CURRENT ASSETS                                                         11,608
                                                                          ---------
CUSTOMER LIST, net of accumulated amortization of $99                           917
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $402                 726
WORKER'S COMPENSATION DEPOSIT                                                 3,335
INVESTMENT IN ALLIANCE INSURANCE GROUP                                        1,400
RECEIVABLE FROM RELATED PARTY                                                 1,400
OTHER LONG-TERM ASSETS                                                          255
                                                                          ---------
TOTAL ASSETS                                                              $  19,641
                                                                          =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Notes payable, current portion (includes related party note of $65)       4,744
    Line of Credit                                                              500
    Accounts payable                                                          1,338
    PEO payroll taxes and other payroll deductions                            8,970
    Accrued payroll and related payroll taxes and deductions                 13,599
    Other accrued expenses                                                    4,282
    Warrant liability                                                         6,027
    Accrued derivative liability                                              1,513
                                                                          ---------
TOTAL CURRENT LIABILITIES                                                    40,973
                                                                          ---------
CONVERTIBLE DEBENTURES, net of discounts of $4,895                            2,780
NOTES PAYABLE, net of current portion (includes
  related party note of $393)                                                   614
                                                                          ---------
TOTAL LIABILITIES                                                            44,367
                                                                          ---------
MINORITY INTEREST                                                               148
COMMITMENTS AND CONTINGENCIES                                                    --
STOCKHOLDERS' DEFICIT
    Series A convertible, redeemable preferred stock,
      $1,000 par value, 7,500 shares authorized
      420.5 shares issued and outstanding                                       420
    Common stock; $0.005 par value; 1,000,000,000 shares
      authorized; 4,917,527 shares issued and outstanding                        25
    Common stock warrants                                                       475
    Additional paid-in capital                                               86,976
    Prepaid consulting                                                         (207)
    Accumulated deficit                                                    (112,563)
                                                                          ---------
TOTAL STOCKHOLDERS' DEFICIT                                                 (24,874)
                                                                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $  19,641
                                                                          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements




                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               SEPTEMBER 30, 2006
                        (in thousands, except share data)
                                   (unaudited)

                                                            THREE MONTHS
                                                     --------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                         2006           2005
                                                     -----------    -----------
                                                     (unaudited)     (unaudited)
REVENUES
    Temporary staffing services                      $    33,082    $    11,543
    PEO Services                                           2,993            295
    Products and other                                       883            191
                                                     -----------    -----------
TOTAL REVENUES                                            36,958         12,029
                                                     -----------    -----------
COST OF REVENUES
    Cost of temporary staffing                            30,035         10,826
    Cost of PEO services                                   2,355            354
    Cost of products and other                                11             11
                                                     -----------    -----------
TOTAL COST OF REVENUES                                    32,401         11,191
                                                     -----------    -----------
GROSS PROFIT                                               4,557            838
                                                     -----------    -----------
OPERATING EXPENSES
    Selling, general and administrative                    3,872          1,672
                                                     -----------    -----------
TOTAL OPERATING EXPENSES                                   3,872          1,672
                                                     -----------    -----------
INCOME (LOSS) FROM OPERATIONS                                685           (834)
                                                     -----------    -----------
OTHER INCOME (EXPENSES):
    Interest expense                                      (1,267)          (423)
    Penalties and interest                                    --           (273)
    Gain on extinguishment of debt                           351          1,341
    Change in derivative and warrant liabilities          (2,919)            --
    Other, net                                                28             29
                                                     -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                              (3,807)           674
                                                     -----------    -----------
LOSS BEFORE PROVISION FOR INCOME TAXES
    AND DISCONTINUED OPERATIONS                           (3,122)          (160)
PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------
LOSS BEFORE MINORITY INTEREST AND
    DISCONTINUED OPEATIONS                                (3,122)          (160)
                                                     -----------    -----------
MINORITY INTEREST IN SUBSIDIARY (INCOME)                    (148)            --
                                                     -----------    -----------
NET LOSS FROM CONTINUING OPERATIONS                       (3,270)          (160)
                                                     -----------    -----------
DISCONTINUED OPERATION:
    Loss from discontinued operation                         (22)          (100)
                                                     -----------    -----------
                                                             (22)          (100)
                                                     -----------    -----------
NET LOSS                                                  (3,292)          (260)
OTHER COMPREHENSIVE LOSS
    Foreign currency translation                              --             (3)
                                                     -----------    -----------
COMPREHENSIVE LOSS                                        (3,292)          (263)
                                                     ===========    ===========
PREFERRED STOCK DIVIDENDS                                     (5)            (5)
NET LOSS ATTRIBUTED TO COMMON
    STOCKHOLDERS                                     $    (3,297)   $      (265)
                                                     ===========    ===========
LOSS PER SHARE - BASIC AND DILUTED
    Continuing operations                            $     (0.67)   $     (0.04)
    Discontinued operations                                (0.00)         (0.03)
                                                     -----------    -----------
                                                     $     (0.67)   $     (0.07)
                                                     ===========    ===========
WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUSTANDING - BASIC AND DILUTED              4,917,527      3,756,829
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements






                                         DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                           (unaudited)

                                       SERIES A                             COMMON   ADDITIONAL
                                    PREFERRED STOCK      COMMON STOCK       STOCK     PAID-IN    PREPAID    ACCUMULATED
                                    SHARES   AMOUNT    SHARES     AMOUNT   WARRANTS   CAPITAL   CONSULTING    DEFICIT       TOTAL
                                    ------   ------   ---------   ------   --------   --------   --------    ---------    ---------
BALANCE, JUNE 30, 2006               420.5      420   4,917,527       25        475     86,976       (245)    (109,271)     (21,620)
Amortization of prepaid consulting                                                                     38                        38
Net loss                                                                                                        (3,292)      (3,292)
                                    ---------------   ------------------   -------------------   --------    ----------------------
BALANCE, SEPTEMBER 30, 2006          420.5   $  420   4,917,527       25   $    475   $ 86,976   $   (207)   $(112,563)   $ (24,874)
                                    ===============   ==================   ===================   ========    ======================

                         The accompanying notes are an integral part of these consolidated financial statements





                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        (in thousands, except share data)
                                   (unaudited)

                                                         THREE MONTHS ENDED
                                                   ----------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2006            2005
                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations             $     (3,270)   $       (160)
   Adjustment to reconcile net loss to net cash
     provided by operating activities
      Depreciation and amortization                          80              28
      Stock issued for services                              --              15
      Amortization of prepaid consulting                     38              --
      Amortization of debt discounts                        574              30
      Change in value of warrant and accrued
        derivative liabilities                            2,919              --
      Gain on extinguishment of debt                       (351)         (1,341)
      Minority interest                                     148              --
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                 (2,245)           (700)
     Prepaid worker's compensation premiums                  --             339
     Other current assets                                   735            (767)
     Worker's compensation deposit                          106              27
     Other assets                                           (36)             (9)
   Increase (decrease) in:
     Accounts payable and accrued expenses               (1,712)          2,760
     Accrued payroll and related payroll
        taxes and deductions                              4,296              --
     PEO liabilities                                        519             869
                                                   ------------    ------------
Net cash provided by operating activities from
  continuing operations                                   1,801           1,091
Net cash used in operating activities from
  discontinued operations                                    --            (100)
                                                   ------------    ------------
Net cash provided by operating activities                 1,801             991
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired with (paid for) acquisition               (178)             --
   Purchase of furniture and equipment                      (21)             (8)

                                                   ------------    ------------
Net cash used in investing activities from
  continuing operations                                    (199)             (8)
Net cash used in investing activities from
  discontinued operations                                    --              --
                                                   ------------    ------------
Net cash used in investing activities                      (199)             (8)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft, net                             --             347
   Line of credit, net                                       --             167
   Proceeds from notes payable                               --             221
   Repayments of notes payable                           (1,556)         (1,438)
   Repayments of capital lease obligations                   --              (1)
                                                   ------------    ------------
Net cash used in financing activities from
  continuing operations                                  (1,556)           (704)
Net cash used in financing activities from
  discontinued operations                                    --              --
                                                   ------------    ------------
Net cash used in financing activities                    (1,556)           (704)
                                                   ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      --              (3)
                                                   ------------    ------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                          46             276

CASH AND CASH EQUIVALENTS, Beginning of period            3,260             171
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, End of period           $      3,306    $        447
                                                   ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements





                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW, CONTINUED
                        (in thousands, except share data)
                                   (unaudited)

                                                                THREE MONTHS ENDED
                                                            -------------------------
                                                           SEPTEMBER 30, SEPTEMBER 30,
                                                               2006           2005
                                                            -----------   -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                            $        --   $        --
                                                            ===========   ===========
   Income taxes paid                                        $        --   $        --
                                                            ===========   ===========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of convertible debentures into common stock   $        --   $       241
                                                            ===========   ===========
   Conversion of accounts payable and accrued liabilities
     into common stock                                      $        --   $        21
                                                            ===========   ===========

   Net assets acquired in business combinations:
     Cash                                                   $        72   $        --
     Receivables                                                  1,781            --
     Other current assets                                           477            --
     Property and equipment                                         384            --
     Worker's compensation deposit                                  369            --
     Customer list                                                  377            --
     Other assets                                                   205            --
     Accounts payable                                                30            --
     Accrued expenses                                             2,397            --
     Line of credit                                                 500            --
     Notes payable                                                  238            --

The accompanying notes are an integral part of these consolidated financial statements


                                       7

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Dalrada Financial Corporation and Subsidiaries (the "Company" or "DFCO") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2006 included in the Company's annual report on Form 10-KSB filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated.

MINORITY INTEREST
-----------------

On April 1, 2005, the Company contributed its wholly-owned subsidiary, Solvis Group, Inc. a Michigan corporation, to QPI, an 85%-owned subsidiary of the Company. QPI subsequently changed its name to The Solvis Group, Inc., a Nevada corporation ("Solvis"). In the consolidated statement of operations, the Company has only recognized the minority interests' share of the net loss to the extent of the minority interest recorded on the consolidated balance sheet. Solvis had net income for the three months ended September 30, 2006 of which 15% or $259 is attributed to minority interest. The net income attributed to minority interest for the three months ended September 30, 2006 of $148 that has been separately designated in the accompanying statement of operations is the current year net income related to minority interest of $259 offset by the unrecorded loss of $111 from the year ended June 30, 2006.

STOCK SPLIT
-----------

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

COMPREHENSIVE INCOME
--------------------

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. During the three months ended September 30, 2006, the Company had no elements of comprehensive income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the financial position or results of operations of the Company.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

NOTE 2. GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2006, the Company had a net loss of $3,292. As of September 30, 2006, the Company had a working capital deficiency of $29,365 and had a stockholders' deficit of $24,874. In addition, the Company is delinquent on payroll tax obligations and has been sued by trade creditors for nonpayment of amounts due. The Company is also delinquent in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management believes that it can continue to raise debt and equity financing to support its operations.

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

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net loss and loss per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The pro forma information regarding the effect on operations that is required by SFAS 123 has not been presented since there is no pro forma expense to be shown for the three months ended September 30, 2005. There were no options granted during the three months ended September 30, 2006

NOTE 4. EARNINGS (LOSS) PER COMMON SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2006: warrants - 7,330,000 and stock options - nil. All warrants are anti-dilutive at September 30, 2006 since the Company incurred a net loss.

Basic and diluted loss per share are the same for the three months ended September 30, 2006 and 2005.

NOTE 5. ACQUISITION

On September 12, 2006, DFCO acquired all the outstanding stock for All Staffing Inc., a Tennessee corporation for $500 in cash and note payable and a warrant to purchase 450,000 shares to DFCO's stock, to be valued at $3,000 36 months after issuance (closing), subject to adjustment.

All Staffing Inc, established in 1991, is a Professional Employer Organization
(PEO) located in Lansford, PA. The Company has clients in PA, NJ and NY. All Staffing provides comprehensive outsourcing of human resource and benefit administration, as well as payroll and tax processing as a co-employer with its client companies. All Staffing will undertake certain employment processes and administration for the benefit of all the Dalrada Financial companies.

The operating results of All Staffing beginning September 12, 2006 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at $500 and is summarized as follows in accordance with SFAS No. 141 and 142:

                Cash                                                    $    72
                Accounts receivable                                       1,781
                Other current assets                                        477
                Property and equipment                                      384
                Worker's compensation deposit                               369
                Customer list                                               377
                Other assets                                                205
                Accounts payable                                            (30)
                Accrued expenses                                         (2,397)
                Line of credit                                             (500)
                Notes payable                                              (238)

                                                                        -------
                Purchase price                                          $   500
                                                                        =======

The customer list is being amortized over 48 months.


NOTE 6. CONVERTIBLE DEBT FINANCING AND DERIVATIVE LIABILITIES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exceptions within SFAS 133, they were required by SFAS 123 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the six months ended September 30, 2006, we recorded an other expense item of $30 and $2,889, which relates to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of September 30, 2006, the estimated fair value of our derivative liability was $1,513, as well as a warrant liability of $6,027. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions, including: historical stock price volatility (utilizing a rolling 120-day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at September 30, 2006 the Company used the closing price of $0.92 and the respective conversion and exercise prices for the warrants.

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

The Notes also provide for liquidated damages on the occurrence of several events. During the three months ended September 30, 2006, the Company has recorded an expense of $259 as a non-registration penalty.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the three months ended September 30, 2006, the Company accreted $519, of debt discount related to the Notes.

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

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 7.0 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at September 30, 2006, the Company used the closing price of $0.92, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 126%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at September 30, 2006, had increased to a fair value of $6,027, due in part to an increase in the market value of the Company's common stock to $0.92 from $0.15 at June 30, 2006 amount, as well as an increase in the volatility from 90% to126% which resulted in other expense of $2,889 on the Company's books.

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


In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at September 30, 2006, the company used the closing price of $0.92 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 126%. For the three months ended September 30, 2006, due in part to an increase in the market value of the Company's common stock to $0.92 the Company recorded other expense on the consolidated statement of operations for the change in fair value of the debt features of approximately $30. At September 30, 2006, the estimated fair value of the debt features was approximately $1,513.

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

For the three months ended September 30, 2006, we recorded other expense of $30 and $2,889, related to the increase in value of the debt features and warrants. A tabular reconciliation of this adjustment follows:

For the three months ended September 30, 2006:

         $ 2,889    expense, increase in value of warrant liability
         $    30    expense, increase in value of derivative liability
         -------
         $ 2,919    other income related to convertible debt

For the three months ended September 30, 2006, the Company recorded $519 of interest expense related to the accretion of debt related to the convertible financing.

For the three months ended September 30, 2006:

         $   519    of interest expense related to accretion of convertible debt
         -------
         $   519    of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of September 30, 2006 is:

         $ 1,605    original carrying value on convertible debt
         $  (228)   converted to equity
         $ 1,403    accretion of convertible debt
         -------
         $ 2,780    September 30, 2006 carrying value of debt

The balance of the carrying value of the derivative liability as of September 30, 2006 is:

         $ 2,717    original value of derivative liability
         $(1,234)   income, decrease in value of derivative liability
         $ 1,483    June 30, 2006 value of derivative liability
         $    30    expense, increase in value of derivative liability
         -------
         $ 1,513    September 30, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of September 30, 2006 is:

         $ 3,892    original carrying value of warrant liability
         $  (754)   income, decrease in value of warrant liability
         $ 3,138    June 30, 2006 value of warrant liability
         $ 2,889    expense, increase in value of warrant liability
         -------
         $ 6,027    September 30, 2006 value of warrant liability

NOTE 7. NOTES PAYABLE

The following summarizes notes payable (including amounts due to a related party) at June 30, 2006:

Note payable in connection with SSL acquisition, payable from net profits       $        97
Note payable in connection with All Staffing acquisition                                250
Note payable to two investors, interest at 8% per annum, payable upon demand             45
Notes payable to related party, interest at 8%, ranging from payable upon
   demand to due in 2008                                                                458
Note payable to investor, interest at 10% per quarter, payable upon demand               70
Note payable to bank related to financing of worker's compensation deposit,
interest at 7.5%, payable over 10 months through March 2007                           1,595
Note payable to Direct Bank related to purchase of Alliance Insurance Group,
   interest at 7.5%, payable over 23 months with balance due in February 2008         1,853
Note payable to a former director                                                       750
Note payable to individuals assumed with acquisition of All Staffing                    238
Other                                                                                     2
                                                                                -----------
                                                                                      5,358
Less current portion                                                                 (4,744)
                                                                                -----------
Long-term portion                                                               $       614
                                                                                ===========

NOTE 8. STOCKHOLDERS' DEFICIENCY

STOCK ISSUANCES
---------------

There were no issuance of stock during the three months ended September 30, 2006

COMMON STOCK WARRANTS
---------------------

The following is a summary of the warrant activity:

                                                              UNDERLYING COMMON
                                           PRICE PER SHARE          SHARES
                                           ---------------    -----------------

JUNE 30, 2006                               $1.00 - $20.00          7,330,000
     Granted                                      -                        -
     Exercised                                    -                        -
     Canceled                                     -                        -
                                                              -----------------
EXERCISABLE AT SEPTEMBER 30, 2006                                  7,330,000
                                                              -----------------


The weighted average remaining contractual life of warrants outstanding at September 30, 2006 is 6.35 years. The intrinsic value of the outstanding warrants at September 30, 2006 was $0. The exercise prices for warrants outstanding at September 30, 2006 are as follows:

                                 NUMBER OF             EXERCISE
                                 WARRANTS                PRICE
                                ----------             --------

                                 7,280,000             $ 1.00
                                    50,000             $20.00
                                ----------
                                 7,330,000
                                ==========

Stock Option Activity
---------------------

The following is a summary of the stock option activity:

                                                  STOCK OPTION PLANS
                                                              UNDERLYING
                                                 PRICE PER      COMMON
                                                   SHARE        SHARES
                                               --------------  ---------

           JUNE 30, 2005                       $2.00 - $5.00      135,000
                    Granted                          -                 --
                    Exercised                        -                 --
                    Canceled/Expired           $2.00 - $5.00     (135,000)
                                                                ---------
           EXERCISABLE AT SEPTEMBER 30, 2006                           --
                                                               ----------


The Company has implemented SFAS 123R for future grants of options to employees. No unvested option grants to employees were outstanding at June 30, 2006.

NOTE 9. SEGMENT INFORMATION

The Company managed and internally reported the Company's business has four reportable segments, principally, (1) temporary staffing, (2) PEO services, (3) products, and (4) corporate. Segment information for the three months ended September 30, 2006 is as follows:

Three months ended September 30, 2006
-------------------------------------
                    TEMPORARY
                     STAFFING   PEO SERVICE    PRODUCTS    CORPORATE    TOTAL

Revenues             $ 33,082   $  2,993       $    883    $      0    $ 36,958
Operating
income (loss)           1,859        282           (109)     (1,347)        685


Three months ended September 30, 2005
-------------------------------------
                    TEMPORARY
                     STAFFING   PEO SERVICE    PRODUCTS    CORPORATE    TOTAL

Revenues             $ 11,543   $       295    $    191    $       0   $ 12,029
Operating
income (loss)              21           (90)         (9)        (756)      (834)


NOTE 10. RELATED PARTY TRANSACTIONS

WARNING MANAGEMENT SERVICES, INC.
---------------------------------

The Company's CEO and Chairman, Mr. Brian Bonar, is also the CEO and Chairman of Warning Management Services, Inc. In addition, the Company's former CFO, Mr. Randall A. Jones, was also the CFO of Warning Management Services, Inc. Warning a public company, located in Southern California. Warning's operations consist of a modeling agency and providing temporary staffing services to government agencies and private companies. Mr. Jones resigned from the Company effective April 15, 2006.

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

PEO SERVICES AGREEMENT WITH WARNING PROVIDES FOR A FEE AT PREVAILING MARKET RATE
--------------------------------------------------------------------------------

In April 2004, the Company entered into an Agreement to provide PEO services for Warning. The Company receives from Warning a monthly administrative fee. During the three months ended September 30, 2005, the Company has invoiced Warning $137 for management services and $4 for reimbursement of costs. During the three months ended September 30, 2006, the Company has invoiced Warning $15 for management services and $0 for reimbursement of costs. As of September 30, 2006, the Company has a net amount owed by Warning in the amount of $188

NOTE 11. LITIGATION

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

NOTE 12. GAIN ON SETTLEMENT OF DEBT

During the three months ended September 30, 2006 and 2005, the Company recognized a gain on settlement of debt of $351 and $1,341, respectively, which resulted primarily from the write off of stale accounts payable and judgments. The Company, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as settlement of debt.

NOTE 13. DISCONTINUED OPERATIONS

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

For the three months ended September 30, 2005, Master Staffing's revenues were $11 and losses from operations were $110. The results of operations of Master Staffing have been reported separately as discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        (in thousands, except share data)

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included on Form 10-KSB for the year ended June 30, 2006. The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future product or product development; future research and development spending and our product development strategies, and are generally identifiable by the use of the words "may", "should", "expect", "anticipate", "estimates", "believe", "intend", or "project" or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements (or industry results, performance or achievements) expressed or implied by these forward-looking statements to be materially different from those predicted. The factors that could affect our actual results include, but are not limited to, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; our inability to retain key employees; our inability to obtain sufficient financing to continue to expand operations; and changes in demand for products by our customers.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our June 30, 2006 financial statements included in Form 10KSB for the year ended June 30, 2006 includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to a working capital deficiency and negative net worth, which is exacerbated by our losses in prior years. In addition, we are late in our filing of payroll tax returns for certain of our PEO divisions and are delinquent on the payment of payroll tax withholdings. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability and renegotiating existing obligations. In addition, we continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues.

We have sought to reduce our debt through debt to equity conversions. In February 2006 we issued promissory notes for $7,545, which consisted of a rolling over of approximate $2,545 in existing debt and $5,000 in cash. The proceeds were used primarily to pay off promissory notes, convertible note debt, factoring debt, and other debt and to establish collateral backed ACH credit lines.

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

WORKERS' COMPENSATION RESERVES

We are self-insured for workers' compensation coverage in a majority of our PEO and staffing employees up to $250 per occurrence and up to an aggregate total of $4 million for plan year 2006, ended April 30, 2006, and up to $6 million for plan year ending April 30, 2007. Accruals for workers' compensation expense are made based upon our claims experience and a quarterly independent actuarial analysis, utilizing past experience, as well as claim cost development trends and current workers' compensation industry loss information. We believe the amount accrued is adequate to cover all known and unreported claims at June 30, 2006. However, if the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required, which could have a material adverse effect on our operating results.

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

INTANGIBLE ASSETS AND GOODWIL

We assess the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there was no impairment as of September 30, 2006. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

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

RESULTS OF OPERATIONS (IN $000)

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

Total revenues were $36,958 and $12,029 for the three months ended September 30, 2006 and 2005, respectively; an increase of $24,929 (207%). The principal reason for the increase is due an overall increase in revenue in our staffing businesses.

STAFFING

Revenues from our staffing business units were $33,082 and $11,543 for the three months ended September 30, 2006 and 2005, respectively; an increase of $21,539 (187%). The principal reason for the increase is due to an increase in revenue from our staffing activities and our focus on this segment of our business - in California and in medical staffing.

PEO SERVICES

PEO revenues were $2,993 and $295 for the three months ended September 30, 2006 and 2005, respectively; an increase of $2,698 (915%) due primarily to the addition of new clients and associated worksite employees.

Under current GAAP rules, we are required to book PEO revenues on a net fee basis rather than as gross billed payrolls, which were approximately $ 12,000 during the three months ended September 30, 2006.

PRODUCTS AND MANGEMENT FEES

Sales of products and software were generated from sales of imaging products in Solvis (imaging unit) and from management fees charged to a related party. Products revenues were $883 and $191 for the three months ended September 30, 2006 and 2005, respectively; an increase of $692 (362%). The increase is principally due to increased management fees..

COST OF PRODUCTS SOLD

Costs of staffing for the three months ended September 30, 2006 and 2005 was $30,035 (91% of temporary staffing revenue) and $10,826 (94% of temporary staffing revenue), respectively. The increase in gross profit is due primarily to lower workers' compensation costs.

Cost of PEO services for the three months ended September 30, 2006 and 2005 was $2,355 (79% of PEO revenues) and $354 (120% of PEO revenues), respectively. The increase in gross profit is due primarily to lower workers' compensation costs.

Cost of products and software for the three months ended September 30, 2006 and 2005 was $11 (1% of product revenue) and $11 (6% of product revenue), respectively. The increase in gross profit was due to the significant growth in management fees.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2006 and 2005 were $3,872 and $1,672, respectively; an increase of $2,200 (132%). The increase is due to expenditures associated with building our business infrastructure (systems and staff) to accommodate our anticipated revenue growth.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the three months ended September 30, 2006 and 2005 was $1,267 and $423 respectively; an increase of 844 (200%). The increase was principally due to the increase in the factoring of accounts receivable, (associated with the revenue growth primarily for staffing), the increase in debt associated with the February 2006 refinancing, the amortization of debt discount and debt issue cost associated with the February 2006 refinancing and a non-registration penalty.

GAIN ON EXTINGUISHMENT OF DEBT

During the three months ended September 30, 2006 and 2005, the Company recognized a gain on settlement of debt of $351 and $1,341, respectively, which resulted primarily from the write off of stale accounts payable and judgments. We based upon an opinion provided by independent legal counsel, have been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as settlement of debt.

CHANGES IN DERIVATIVES AND WARRANTY LIABILITIES

For the three months ended September 30, 2006, we recorded other expense of $30 and $2,889, related to the increase in value of the debt features and warrants. A tabular reconciliation of this adjustment follows:

For the three months ended September 30, 2006:

         $ 2,889    expense, increase in value of warrant liability
         $    30    expense, increase in value of derivative liability
         -------
         $ 2,919    other income related to convertible debt

For the three months ended September 30, 2006, the Company recorded $519 of interest expense related to the accretion of debt related to the convertible financing.

For the three months ended September 30, 2006:

         $   519    of interest expense related to accretion of convertible debt
         -------
         $   519    of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of September 30, 2006 is:

         $ 1,605    original carrying value on convertible debt
         $  (228)   converted to equity
         $ 1,403    accretion of convertible debt
         -------
         $ 2,780    September 30, 2006 carrying value of debt

The balance of the carrying value of the derivative liability as of September 30, 2006 is:

         $ 2,717    original value of derivative liability
         $(1,234)   income, decrease in value of derivative liability
         -------
         $ 1,483    June 30, 2006 value of derivative liability
         $    30    expense, increase in value of derivative liability
         -------
         $ 1,513    September 30, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of September 30, 2006 is:

         $ 3,892    original carrying value of warrant liability
         $  (754)   income, decrease in value of warrant liability
         -------
         $ 3,138    June 30, 2006 value of warrant liability
         $ 2,889    expense, increase in value of warrant liability
         -------
         $ 6,027    September 30, 2006 value of warrant liability

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

As of September 30, 2006, we had negative working capital of $29,365, an decrease in working capital of $4,449 since June 30, 2006.

The Company is late on filing payroll tax returns and owes approximately $18.5 million in payroll taxes. Net cash provided by operating activities was $1,801 for the three months ended September 30, 2006 as compared to net cash provided by activities of $991 for the three months ended September 30, 2005; an increase of $810. The principal reasons are the increase is due to us generating income from operation during the three months ended September 30, 2006.

Cash used in financing activities was $1,556 for the three months ended September 30, 2006 as compared to $704 for the three months ended September 30, 2005, a increase of $852 from the three months ended September 30, 2005. The primary reason for the increase was due to the paydown of notes payable during the three months ended September 30, 2006.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50 per share. The aggregate amount of such dividends in arrears at September 30, 2006, was approximately $479.

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

Warning Model Management, Inc. reached a settlement with Berryman & Henigar Enterprises, during the three months ended September 30, 2006, to pay the aggregate sum of $380, which has been paid in full. Accordingly, Dalrada's guarantee of this indebtedness in no longer applicable.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period ended September 30, 2006, covered by this quarterly report (the "Evaluation Date"), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Dated: November 20, 2006

DALRADA FINANCIAL CORPORATION
(Registrant)



By: /S/ Brian Bonar
-------------------------------------
Brian Bonar
Chairman and Chief Executive Officer


By: /S/ David Lieberman
-------------------------------------
David Lieberman
Chief Financial Officer