Form 10QSB
period 2006-12-31
DALRADA FINANCIAL CORP
filed 2007-02-20
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
                                       or
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-12641

                          DALRADA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                       38-3713274
(State or other jurisdiction of                               (IRS Employer ID
incorporation or organization)                                      Number)

                          9449 BALBOA AVENUE, SUITE 210
                               SAN DIEGO, CA 92123
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (858) 427 8700

                                       N/A
             (Former name and address, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of February 15, 2007 was 4,970,066.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
                                                                            Page
ITEM 1.  Consolidated Financial Statements

     Consolidated Balance Sheet - December 31, 2006 (unaudited)                2

     Consolidated Statements of Operations - three and six months ended
           December 31, 2006 and 2005 (unaudited)                              3

     Consolidated Statement of Stockholders' Deficit -- six months ended
          December 31, 2006 (unaudited)                                        4

     Consolidated Statements of Cash Flows - six months ended
           December 31, 2006 and 2005 (unaudited)                              5

     Notes to Consolidated Financial Statements (unaudited)                    6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations           18

ITEM 3.  Controls and Procedures                                              24

PART II - OTHER INFORMATION                                                   25

ITEM 1.  Legal Proceedings                                                    25

ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds           26

ITEM 3.  Defaults Upon Senior Securities                                      26

ITEM 4.  Submission of Matters To A Vote of Security Holders                  26

ITEM 5.  Other Information                                                    26

ITEM 6.  Exhibits                                                             26

SIGNATURES                                                                    26

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                                   (unaudited)

                      DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                Consolidated Balance Sheet
                            (in thousands, except share data)

                                                                              December 31,
                                                                                 2006
                                                                               ---------
                                                                              (unaudited)
       ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                $   2,023
      Accounts receivable, net of allowance of $248                                9,410
      Debt issue costs                                                               249
      Other current assets                                                         1,847
                                                                               ---------
TOTAL CURRENT ASSETS                                                              13,529
                                                                               ---------

CUSTOMER LIST, net of accumulated amortization of $164                               852
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $431                      714
WORKER'S COMPENSATION DEPOSIT                                                      3,009
INVESTMENT IN ALLIANCE INSURANCE GROUP                                             1,400
RECEIVABLE FROM RELATED PARTY                                                      1,400
OTHER LONG-TERM ASSETS                                                               932
                                                                               ---------
TOTAL ASSETS                                                                   $  21,836
                                                                               =========


            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Notes payable, current portion                                               2,108
      Line of Credit                                                                 500
      Accounts payable                                                             1,620
      PEO payroll taxes and other payroll deductions                               8,666
      Accrued payroll and related payroll taxes and deductions                    17,353
      Other accrued expenses                                                       4,583
      Warrant liability                                                            4,746
      Accrued derivative liability                                                 2,465
                                                                               ---------
TOTAL CURRENT LIABILITIES                                                         42,041
                                                                               ---------

CONVERTIBLE DEBENTURES, net of discounts of $4,895                                 4,220
NOTES PAYABLE, net of current portion (includes related party note of $100)          503
                                                                               ---------
TOTAL LIABILITIES                                                                 46,764
                                                                               ---------

MINORITY INTEREST                                                                    550

COMMITMENTS AND CONTINGENCIES                                                         --

STOCKHOLDERS' DEFICIT
      Series A convertible, redeemable preferred stock, $1,000 par value,
        7,500 shares authorized 420.5 shares issued and outstanding                  420
      Common stock; $0.005 par value; 1,000,000,000 shares
        authorized; 4,970,066 shares issued and outstanding                           25
      Common stock warrants                                                          475
      Additional paid-in capital                                                  87,014
      Prepaid consulting                                                            (170)
      Accumulated deficit                                                       (113,242)
                                                                               ---------
TOTAL STOCKHOLDERS' DEFICIT                                                      (25,478)
                                                                               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  21,836
                                                                               =========


  The accompanying notes are an integral part of these consolidated financial statements

                                            2





                                  DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 DECEMBER 31, 2006
                                                    (unaudited)


                                  DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Operations and Other Comprehensive Loss
                                         (in thousands, except share data)

                                                             Three Months                    Six Months
                                                      ---------------------------     ---------------------------
                                                      December 31,    December 31,    December 31,    December 31,
                                                         2006            2005            2006            2005
                                                      -----------     -----------     -----------     -----------
                                                      (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUES
      Temporary staffing services                     $    33,515     $    17,002     $    66,597     $    28,545
      PEO Services                                         25,237             387          28,230             682
      Products and other                                      196             445           1,079             636
                                                      -----------     -----------     -----------     -----------
TOTAL REVENUES                                             58,948          17,834          95,906          29,863
                                                      -----------     -----------     -----------     -----------

COST OF REVENUES
      Cost of temporary staffing                           29,103          14,477          59,138          25,303
      Cost of PEO services                                 24,649             299          27,004             653
      Cost of products and other                                9               7              20              18
                                                      -----------     -----------     -----------     -----------
TOTAL COST OF REVENUES                                     53,761          14,783          86,162          25,974
                                                      -----------     -----------     -----------     -----------

                                                      -----------     -----------     -----------     -----------
GROSS PROFIT                                                5,187           3,051           9,744           3,889
                                                      -----------     -----------     -----------     -----------

OPERATING EXPENSES
      Selling, general and administrative                   4,213           2,537           8,085           4,208
                                                      -----------     -----------     -----------     -----------
TOTAL OPERATING EXPENSES                                    4,213           2,537           8,085           4,208
                                                      -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                                 974             514           1,659            (319)
                                                      -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSES):
      Interest expense                                     (1,822)           (140)         (3,089)           (564)
      Note payable settlement                                  --            (316)             --            (316)
      Penalties and interest                                   --            (294)             --            (567)
      Gain on extinguishment of debt                          257           4,262             608           5,603
      Change in derivative and warrant liabilities            329              --          (2,590)             --
      Other, net                                              (15)           (187)             13            (158)
                                                      -----------     -----------     -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                               (1,251)          3,325          (5,058)          3,998
                                                      -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
      AND DISCONTINUED OPERATIONS                            (277)          3,839          (3,399)          3,679

PROVISION FOR INCOME TAXES                                     --              --              --              --

INCOME (LOSS) BEFORE MINORITY INTEREST AND
                                                      -----------     -----------     -----------     -----------
      DISCONTINUED OPEATIONS                                 (277)          3,839          (3,399)          3,679
                                                      -----------     -----------     -----------     -----------

MINORITY INTEREST IN SUBSIDIARY (INCOME)                     (402)             --            (550)             --
                                                      -----------     -----------     -----------     -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                 (679)          3,839          (3,949)          3,679
                                                      -----------     -----------     -----------     -----------

DISCONTINUED OPERATION:
      Loss from discontinued operation                         --            (420)            (22)           (520)
                                                      -----------     -----------     -----------     -----------
                                                               --            (420)            (22)           (520)
                                                      -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                            (679)          3,419          (3,971)          3,159

OTHER COMPREHENSIVE INCOME (LOSS)
      Foreign currency translation                             --               3              --              --
                                                      -----------     -----------     -----------     -----------
COMPREHENSIVE INCOME (LOSS)                                  (679)          3,422          (3,971)          3,159
                                                      ===========     ===========     ===========     ===========

PREFERRED STOCK DIVIDENDS                                      (5)             (5)            (10)            (10)

NET INCOME (LOSS) ATTRIBUTED TO COMMON
                                                      -----------     -----------     -----------     -----------
      STOCKHOLDERS                                    $      (684)    $     3,414     $    (3,981)    $     3,149
                                                      ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER SHARE - BASIC
      Continuing operations                           $     (0.14)    $      0.99     $     (0.80)    $      0.96
      Discontinued operations                                  --           (0.11)          (0.00)          (0.14)
                                                      -----------     -----------     -----------     -----------
                                                      $     (0.14)    $      0.88     $     (0.81)    $      0.83
                                                      ===========     ===========     ===========     ===========
WEIGHTED AVERAGE COMMON EQUIVALENT
      SHARES OUSTANDING - BASIC                         4,919,911       3,859,135       4,918,983       3,807,985
                                                      ===========     ===========     ===========     ===========


              The accompanying notes are an integral part of these consolidated financial statements

                                                         3






                                           DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             (unaudited)



                                           DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Deficit
                                                  (in thousands, except share data)
                                                             (Unaudited)

                                                                              Common   Additional
                              Series A Preferred Stock     Common Stock       Stock      Paid-in    Prepaid  Accumulated
                                 Shares      Amount     Shares     Amount    Warrants    Capital   Consulting  Deficit     Total
                                ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------
Balance, June 30, 2006              420.5        420   4,920,066         25        475     86,976       (245)  (109,271)   (21,620)

Amortization of prepaid consulting                                                                        75                    75
Common stock issued for:
     Conversion of notes payable                          50,000         --                    38                               38

Net loss                                                                                                         (3,971)    (3,971)
                                ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------
Balance, December 31, 2006          420.5  $     420   4,970,066         25  $     475  $  87,014  $    (170) $(113,242) $ (25,478)
                                =========  =========  ==========  =========  =========  =========  =========  =========  =========

                       The accompanying notes are an integral part of these consolidated financial statements

                                                                  4








                            DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                              (unaudited)

                            DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                 Consolidated Statements of Cash Flows
                                   (in thousands, except share data)

                                                                               Six Months Ended
                                                                          ---------------------------
                                                                          December 31,    December 31,
                                                                             2006            2005
                                                                          -----------     -----------
                                                                          (uanudited)     (uanudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) from continuing operations                          $    (3,949)    $     3,679
    Adjustment to reconcile net income (loss) to net cash
      provided by operating activities
         Depreciation and amortization                                            174              57
         Stock issued for services                                                 --              15
         Amortization of prepaid consulting                                        75              --
         Amortization of debt discounts                                         2,069              58
         Change in value of warrant and accrued derivative liabilities          2,590              --
         Gain on extinguishment of debt                                          (608)         (5,603)
         Minority interest                                                        550              --
    Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                                      (6,418)           (816)
      Prepaid worker's compensation premiums                                       --             269
      Other current assets                                                      1,649          (1,399)
      Worker's compensation deposit                                               432             496
      Other assets                                                               (713)             (4)
    Increase (decrease) in:
      Accounts payable and accrued expenses                                    (1,127)          4,903
      Accrued payroll and related payroll taxes and deductions                  8,050              --
      PEO liabilities                                                             215           1,292
                                                                          -----------     -----------
Net cash provided by operating activities from continuing operations            2,989           2,947
Net cash used in operating activities from discontinued operations                 --            (432)
                                                                          -----------     -----------
Net cash provided by operating activities                                       2,989           2,515
                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired with (paid for) acquisition                                    (178)             --
    Purchase of furniture and equipment                                           (38)            (68)
                                                                          -----------     -----------
Net cash used in investing activities from continuing operations                 (216)            (68)
Net cash used in investing activities from discontinued operations                 --              --
                                                                          -----------     -----------
Net cash used in investing activities                                            (216)            (68)
                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in cash overdraft, net                                                  --             410
    Line of credit, net                                                            --              20
    Proceeds from notes payable                                                    --             821
    Repayments of notes payable                                                (4,010)         (2,581)
    Repayment of borrowings under bank notes payable                             (483)
    Repayments of capital lease obligations                                        --              (4)
                                                                          -----------     -----------
Net cash used in financing activities from continuing operations               (4,010)         (1,817)
Net cash used in financing activities from discontinued operations                 --              --
                                                                          -----------     -----------
Net cash used in financing activities                                          (4,010)         (1,817)
                                                                          -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            --              --
                                                                          -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                           (1,237)            630

CASH AND CASH EQUIVALENTS, Beginning of period                                  3,260             171
                                                                          -----------     -----------

CASH AND CASH EQUIVALENTS, End of period                                  $     2,023     $       801
                                                                          ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements




                        DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows, Continued
                               (in thousands, except share data)

                                                                       Six Months Ended
                                                                   --------------------------
                                                                   December 31,   December 31,
                                                                      2006           2005
                                                                   -----------    -----------
                                                                   (uanudited)    (uanudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                  $        --    $        --
                                                                   ===========    ===========
    Income taxes paid                                              $        --    $        --
                                                                   ===========    ===========


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of convertible debentures into common stock         $        --    $        50
                                                                   ===========    ===========
    Conversion of accounts payable and accrued liabilities into
      common stock                                                 $        --    $        29
                                                                   ===========    ===========

    Net assets acquired in business combinations:
      Cash                                                         $        72    $        --
      Receivables                                                        1,781             --
      Other current assets                                                 477             --
      Property and equipment                                               384             --
      Worker's compensation deposit                                        369             --
      Customer list                                                        377             --
      Other assets                                                         205             --
      Accounts payable                                                      30             --
      Accrued expenses                                                   2,397             --
      Line of credit                                                       500             --
      Notes payable                                                        238             --

    The accompanying notes are an integral part of these consolidated financial statements

                                               6

                 DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Dalrada Financial Corporation and Subsidiaries (the "Company" or "DFCO") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2006 included in the Company's annual report on Form 10-KSB filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year ended June 30, 2007. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated.

MINORITY INTEREST
-----------------

On April 1, 2005, the Company contributed its wholly-owned subsidiary, Solvis Group, Inc. a Michigan corporation, to QPI, an 85%-owned subsidiary of the Company. QPI subsequently changed its name to The Solvis Group, Inc., a Nevada corporation ("Solvis"). In the consolidated statement of operations, the Company has only recognized the minority interests' share of the net loss to the extent of the minority interest recorded on the consolidated balance sheet. Solvis had net income for the six months ended December 31, 2006 of which 15% or $661 is attributed to minority interest. The net income attributed to minority interest for the six months ended December 31, 2006 of $550 that has been separately designated in the accompanying statement of operations is the current year net income related to minority interest of $661 offset by the unrecorded loss of $111 from the year ended June 30, 2006.

STOCK SPLIT
-----------

On September 15, 2006, the Company authorized a one for two hundred (1 for 200) reverse stock split of its common stock. There was no change made to the par value of the Company's common stock. All share information for common shares has been retroactively restated for this reverse stock split.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

COMPREHENSIVE INCOME
--------------------

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. During the six months ended December 31, 2006, the Company had no elements of comprehensive income.

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

     3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

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

NOTE 2. GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2006, the Company had a net loss of $3,971. As of December 31, 2006, the Company had a working capital deficiency of $28,512 and had a stockholders' deficit of $25,478. In addition, the Company is delinquent on payroll tax obligations and has been sued by trade creditors for nonpayment of amounts due. The Company is also delinquent in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management believes that it can continue to raise debt and equity financing to support its operations.

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

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net loss and loss per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The pro forma information regarding the effect on operations that is required by SFAS 123 has not been presented since there is no pro forma expense to be shown for the six months ended December 31, 2005. There were no options granted during the six months ended December 31, 2006

NOTE 4. EARNINGS (LOSS) PER COMMON SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended December 31, 2006: warrants - 7,330,000 and stock options - nil. All warrants are anti-dilutive at December 31, 2006 since the Company incurred a net loss.

Basic and diluted loss per share are the same for the six months ended December 31, 2006. Below is the computation of basic and diluted earnings per share:

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------------
                                                             2006                                     2005
                                             --------------------------------------    ------------------------------------
                                             INCOME/                        PER        INCOME/                       PER
                                              (LOSS)        SHARES         SHARE        (LOSS)       SHARES         SHARE

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing
  operations                                 $    (679)                                $   3,839
Preferred stock dividends                           (5)                                       (5)
                                             ---------                                 ---------
                                                  (684)                                    3,834
Discontinued operations                             --                                      (420)
                                             ---------                                 ---------
Net income (loss) attributed to common
  stockholders                               $    (684)                                $   3,414
                                             =========                                 =========

Weighed shares outstanding                                4,919,911                                3,859,135

  Continuing operations                                                  $   (0.14)                               $    0.99
  Discontinued operations                                                $      --                                    (0.11)
                                                                         ---------                                ---------
                                                                         $   (0.14)                               $    0.88
                                                                         =========                                =========

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing
  operations                                                 N/A                       $   3,839
Preferred stock dividends                                                                     (5)
Interest on convertible debentures                                                            30
Amortization of discounts on convertible debentures                                           28
                                                                                       ---------
                                                                                           3,892
Discontinued operations                                                                     (420)
                                                                                       ---------
Net income (loss) attributed to common stockholders                                    $   3,472
                                                                                       =========

Weighed shares outstanding                                                                         3,859,135
Conversion of convertible debentures into common
  stock                                                                                            3,048,980
                                                                                                  ----------
                                                                                                   6,908,115
                                                                                                  ==========
  Continuing operations                                                                                           $    0.56
  Discontinued operations                                                                                         $   (0.06)
                                                                                                                  ---------
                                                                                                                  $    0.50
                                                                                                                  =========

                                      10






                                                                     SIX MONTHS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------------
                                                             2006                                     2005
                                             --------------------------------------    ------------------------------------
                                             INCOME/                        PER        INCOME/                       PER
                                              (LOSS)        SHARES         SHARE        (LOSS)       SHARES         SHARE

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing
  operations                                 $  (3,949)                                $   3,679
Preferred stock dividends                          (10)                                      (10)
                                             ---------                                 ---------
                                                (3,959)                                    3,669
Discontinued operations                            (22)                                     (520)
                                             ---------                                 ---------
Net income (loss) attributed to common
  stockholders                               $  (3,981)                                $   3,149
                                             =========                                 =========

Weighed shares outstanding                                4,918,983                                3,807,985
  Continuing operations                                                  $   (0.80)                               $    0.96
  Discontinued operations                                                $   (0.00)                               $   (0.14)
                                                                         ----------                               ---------
                                                                         $   (0.81)                               $    0.83
                                                                         ==========                               =========


DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing
  operations                                                   N/A                     $   3,679
Preferred stock dividends                                                                    (10)
Interest on convertible debentures                                                            60
Amortization of discounts on convertible debentures                                           58
                                                                                       ---------
                                                                                           3,787
Discontinued operations                                                                     (520)
                                                                                       ---------
Net income (loss) attributed to common stockholders                                    $   3,267
                                                                                       =========

Weighed shares outstanding                                                                         3,807,985
Conversion of convertible debentures into common
  stock                                                                                            3,048,980
                                                                                                  ----------
                                                                                                   6,856,965
                                                                                                  ==========
  Continuing operations                                                                                           $    0.55
  Discontinued operations                                                                                         $   (0.08)
                                                                                                                  ---------
                                                                                                                  $    0.48
                                                                                                                  =========


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

The operating results of All Staffing beginning September 12, 2006 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at $500 and is summarized as follows in accordance with SFAS No. 141 and 142:

Cash                                                     $          72
Accounts receivable                                              1,781
Other current assets                                               477
Property and equipment                                             384
Worker's compensation deposit                                      369
Customer list                                                      377
Other assets                                                       205
Accounts payable                                                  (30)
Accrued expenses                                               (2,397)
Line of credit                                                   (500)
Notes payable                                                    (238)
                                                         ------------
Purchase price                                           $        500
                                                         ============

The customer list is being amortized over 48 months.


NOTE 6. CONVERTIBLE DEBT FINANCING AND DERIVATIVE LIABILITIES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exceptions within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the six months ended December 31, 2006, we recorded an other expense item of $982 and $1,608, which relates to the convertible debt features and warrants, respectively, to reflect the change in fair value of the derivative liability.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2006, the estimated fair value of our derivative liability was $2,465, as well as a warrant liability of $4,746..

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

The Notes also provide for liquidated damages on the occurrence of several events. During the six months ended December 31, 2006, the Company has recorded an expense of $508 as a non-registration penalty.

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the six months ended December 31, 2006, the Company accreted $1,959, of debt discount related to the Notes.

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

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 7.0 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2006, the Company used the closing price of $0.71, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 140%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2006, had increased to a fair value of $4,746, due in part to an increase in the market value of the Company's common stock to $0.71 from $0.15 at June 30, 2006 amount, as well as an increase in the volatility from 90% to 140% which resulted in other expense of $1,608 on the Company's books.

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

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. In valuing the debt features at December 31, 2006, the company used the closing price of $0.71 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 0%. For the six months ended December 31, 2006, due in part to an increase in the market value of the Company's common stock to $0.71 the Company recorded other expense on the consolidated statement of operations for the change in fair value of the debt features of approximately $982. At December 31, 2006, the estimated fair value of the debt features was approximately $2,465.

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

For the six months ended December 31, 2006, we recorded other expense of $1,608 and $982, related to the increase in value of the debt features and warrants. A tabular reconciliation of this adjustment follows:

For the six months ended December 31, 2006:

         $ 1,608        expense, increase in value of warrant liability
         $   982        expense, increase in value of derivative liability
         -------
         $ 2,590        other expense related to convertible debt

For the six months ended December 31, 2006, the Company recorded $1,959 of interest expense related to the accretion of debt related to the convertible financing.

For the six months ended December 31, 2006:

         $ 1,959        of interest expense related to accretion of convertible
         -------          debt
         $ 1,959        of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of December 31, 2006 is:

         $ 1,605        original carrying value on convertible debt
         $  (228)       converted to equity
         $ 2,843        accretion of convertible debt
         ------
         $ 4,220        December 31, 2006 carrying value of debt

The balance of the carrying value of the derivative liability as of December 31, 2006 is:

         $ 2,717        original value of derivative liability
         $(1,234)       income, decrease in value of derivative liability
         -------
         $ 1,483        June 30, 2006 value of derivative liability
         $   982        expense, increase in value of derivative liability
         ------
         $ 2,465        December 31, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of December 31, 2006 is:

         $ 3,892        original carrying value of warrant liability
         $ (754)        income, decrease in value of warrant liability
         ------
         $ 3,138        June 30, 2006 value of warrant liability
         $ 1,608        expense, increase in value of warrant liability
         ------
         $ 4,746        December 31, 2006 value of warrant liability

NOTE 7. NOTES PAYABLE

The following summarizes notes payable (including amounts due to a related party) at December 31, 2006:

Note payable in connection with All Staffing acquisition                       $     250
Notes payable to related party                                                       100
Note payable to investor, interest at 10% per quarter, payable upon demand            70
Note payable to bank related to financing of worker's compensation deposit,
  interest at 7.5%, payable over 10 months through March 2007                         638
Note payable to a former director                                                     750
Note payable to individuals assumed with acquisition of All Staffing                  238
Other                                                                                 565
                                                                               ----------
                                                                                    2,611
Less current portion                                                               (2,108)
                                                                               ----------
Long-term portion                                                              $      503
                                                                               ==========

NOTE 8. STOCKHOLDERS' DEFICIENCY

STOCK ISSUANCES

During the six months ended December 31, 2006, the Company issued 50,000 shares of stock for the settlement of certain notes payable.

COMMON STOCK WARRANTS

The following is a summary of the warrant activity:

                                                                       UNDERLYING COMMON
                                                 PRICE PER SHARE             SHARES
                                               --------------------    -------------------

JUNE 30, 2006                                    $1.00 - $20.00             7,330,000
     Granted                                            -                           -
     Exercised                                          -                           -
     Canceled                                           -                           -
                                                                       -------------------
EXERCISABLE AT DECEMBER 31, 2006                                            7,330,000
                                                                       -------------------


The weighted average remaining contractual life of warrants outstanding at December 31, 2006 is 6.10 years. The intrinsic value of the outstanding warrants at December 31, 2006 was $0. The exercise prices for warrants outstanding at December 31, 2006 are as follows:

                            NUMBER OF             EXERCISE
                            WARRANTS                PRICE
                         ----------------    --------------------
                               7,280,000                   $1.00
                                  50,000                  $20.00
                         ----------------
                               7,330,000
                         ================

Stock Option Activity

The following is a summary of the stock option activity:

                                              STOCK OPTION PLANS
                                                              UNDERLYING
                                         PRICE PER              COMMON
                                           SHARE                SHARES
                                     -------------------   -----------------

JUNE 30, 2005                          $2.00 - $5.00             135,000
         Granted                             -                         -
         Exercised                           -                         -
         Canceled/Expired              $2.00 - $5.00            (135,000)
                                                           -----------------
EXERCISABLE AT DECEMBER 31, 2006                                       -
                                                           -----------------


The Company has implemented SFAS 123R for future grants of options to employees. No unvested option grants to employees were outstanding at December 31, 2006.

NOTE 9. SEGMENT INFORMATION

The Company managed and internally reported the Company's business has four reportable segments, principally, (1) temporary staffing, (2) PEO services, (3) products, and (4) corporate. Segment information for the six months ended December 31, 2006 is as follows:

Six months ended December 31, 2006
----------------------------------

                          TEMPORARY
                          STAFFING          PEO SERVICE          PRODUCTS           CORPORATE             TOTAL
                          --------          -----------          --------           ---------             -----

Revenues                    $66,597             $28,230             $1,079                  $0            $95.906
Operating                     4,623                (13)              (178)             (2,773)              1,659
income (loss)


Six months ended December 31, 2005
----------------------------------

                          TEMPORARY
                          STAFFING         PEO SERVICE           PRODUCTS           CORPORATE              TOTAL
                          --------         -----------           --------           ---------              -----

Revenues                    $28,545                $682               $631                  $5            $29,863
Operating                     1,543                  53            (1,881)                (34)              (319)
income (loss)


NOTE 10. RELATED PARTY TRANSACTIONS

WARNING MANAGEMENT SERVICES, INC.

The Company's CEO and Chairman, Mr. Brian Bonar, is also the Chairman of Warning Management Services, Inc. Warning a public company, located in Southern California. Warning's operations consist of a modeling agency and providing temporary staffing services to government agencies and private companies.

ADMINISTRATIVE PAYROLL SERVICE AGREEMENT WITH WARNING

In September, 2006, the Company entered into a new Agreement to provide Administrative Payroll Services to Employment Systems, Inc., ("ESI") a wholly owned subsidiary of Warning. For the six months ended December 31, 2006 and 2005, the Company invoiced ESI for services rendered of $298 and $274, respectively.

NOTE 11. LITIGATION

The Company and its SourceOne Group ("SOG") subsidiary have been sued by the Arena Football 2 Operating Company, LLC ("Arena") in Wayne County Circuit Court, Michigan. In April 2006, Dalrada and SourceOne Group, Inc. entered into a settlement with AF2 Operating Company, LLC and other parties involved in the matter of AF2 Operating Company, LLC v. SourceOne Group Inc., et al. The net result of the settlement was that Dalrada and SourceOne Group, Inc. are obligated to make a net settlement payment of $203.

The Company and SOG have been sued by Liberty Mutual Insurance Company ("Liberty") in the United States District Court for the Northern District of Illinois. The initial claim by Liberty was estimated by Liberty to be $829 and is now claimed to exceed $1,000. In July 2006, the judge dismissed Dalrada from the litigation and dismissed many, but not all, of the claims against SourceOne Group. Management has vigorously contested the claims made by Liberty. Trial is scheduled for January 2007.

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

On August 29, 2005, United Bank & Trust filed suit against the Company and other parties. The allegations of the lawsuit are that the Company guaranteed certain debt owed by InfoServices, Inc. and is liable in the amount of $678. The Company has settled this matter and at December 31, 2006, the remaining amount due is $236.

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

NOTE 12. GAIN ON SETTLEMENT OF DEBT

During the six months ended December 31, 2006 and 2005, the Company recognized a gain on settlement of debt of $608 and $5,603, respectively, which resulted primarily from the write off of stale accounts payable and judgments and the settlement of certain notes payable. The Company, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as settlement of debt.

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

For the six months ended December 31, 2005, Master Staffing's revenues were $11 and losses from operations were $256. The results of operations of Master Staffing have been reported separately as discontinued operations.

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

WORKERS' COMPENSATION RESERVES

We are self-insured for workers' compensation coverage in a majority of our PEO and staffing employees up to $250 per occurrence and up to an aggregate total of $4 million for plan year 2006, ended April 30, 2006, and up to $6 million for plan year ending April 30, 2007. Accruals for workers' compensation expense are made based upon our claims experience and a quarterly independent actuarial analysis, utilizing past experience, as well as claim cost development trends and current workers' compensation industry loss information. We believe the amount accrued is adequate to cover all known and unreported claims at December 31, 2006. However, if the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required, which could have a material adverse effect on our operating results.

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

INTANGIBLE ASSETS AND GOODWIL

We assess the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there was no impairment as of December 31, 2006. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

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

RESULTS OF OPERATIONS (IN $000)

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

REVENUES

Total revenues were $58,948 and $17,834 for the three months ended December 31, 2006 and 2005, respectively; an increase of $41,114 (230.5%). The principal reason for the increase is due an overall increase in revenue in our staffing businesses.

STAFFING

Revenues from our staffing business units were $33,515 and $17,002 for the three months ended December 31, 2006 and 2005, respectively; an increase of $16,513 (97.1%). The principal reason for the increase is due to an increase in revenue from our staffing activities and our focus on this segment of our business - in California and in medical staffing.

PEO SERVICES

PEO revenues were $25,237 and $387 for the three months ended December 31, 2006 and 2005, respectively; an increase of $24,850 (6,421%) due primarily to the addition of new clients and associated worksite employees and the acquisition of All Staffing in September 2006.

Under current GAAP rules, we are required to book PEO revenues on a net fee basis rather than as gross billed payrolls.

PRODUCTS AND MANGEMENT FEES

Sales of products and software were generated from sales of imaging products in Solvis (imaging unit) and from management fees charged to a related party. Products and other revenues were $196 and $445 for the three months ended December 31, 2006 and 2005, respectively; a decrease of $249 (56.0%). The decrease is principally due to decreased management fees.

COST OF PRODUCTS SOLD

Costs of staffing for the three months ended December 31, 2006 and 2005 was $29,103 (86.8% of temporary staffing revenue) and $14,477 (85.1% of temporary staffing revenue), respectively. The increase in gross profit is due primarily to lower workers' compensation costs and reduced FUTA and SUI cost during the quarter ended December 31, 2006.

Cost of PEO services for the three months ended December 31, 2006 and 2005 was $24,649 (97.7% of PEO revenues) and $299 (77.3% of PEO revenues), respectively. The decrease in gross profit is due primarily to higher workers' compensation costs.

Cost of products and software for the three months ended December 31, 2006 and 2005 was $9 (4.6% of product revenue) and $7 (1.6% of product revenue), respectively.

OPERATING EXPENSES

Operating expenses for the three months ended December 31, 2006 and 2005 were $4,213 and $2,537, respectively; an increase of $1,676 (66.1%). The increase is due to expenditures associated with building our business infrastructure (systems and staff) to accommodate our anticipated revenue growth.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the three months ended December 31, 2006 and 2005 was $1,822 and $140 respectively; an increase of $1,682 (1,201%).
The increase was principally due to the increase in debt associated with the February 2006 refinancing, the amortization of debt discount and debt issue cost associated with the February 2006 refinancing and a non-registration penalty.

GAIN ON EXTINGUISHMENT OF DEBT

During the three months ended December 31, 2006 and 2005, the Company recognized a gain on settlement of debt of $257 and $4,262, respectively, which resulted primarily from the write off of stale accounts payable and judgments for the three months ended December 31, 2005 and the write off of certain notes payable for the three months ended December 31, 2006. We based upon an opinion provided by independent legal counsel, have been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as settlement of debt.

CHANGES IN DERIVATIVES AND WARRANTY LIABILITIES

For the three months ended December 31, 2006, we recorded other income of $329 related to the change in the value of the debt features and warrants principally a result of the decrease in our stock price.

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2005

REVENUES

Total revenues were $95,906 and $29,863 for the six months ended December 31, 2006 and 2005, respectively; an increase of $66,043 (221.2%). The principal reason for the increase is due an overall increase in revenue in our staffing and PEO businesses.

STAFFING

Revenues from our staffing business units were $66,597 and $28,545 for the six months ended December 31, 2006 and 2005, respectively; an increase of $38,052 (133.3%). The principal reason for the increase is due to an increase in revenue from our staffing activities and our focus on this segment of our business - in California and in medical staffing.

PEO SERVICES

PEO revenues were $8,230 and $682 for the six months ended December 31, 2006 and 2005, respectively; an increase of $27,548 (4,039%) due primarily to the addition of new clients and associated worksite employees and the acquisition of All Staffing in September 2006.

Under current GAAP rules, we are required to book PEO revenues on a net fee basis rather than as gross billed payrolls.

PRODUCTS AND MANGEMENT FEES

Sales of products and software were generated from sales of imaging products in Solvis (imaging unit) and from management fees charged to a related party. Products and other revenues were $1,079 and $636 for the six months ended December 31, 2006 and 2005, respectively; an increase of $443 (69.7%). The increase is principally due to increased management fees.

COST OF PRODUCTS SOLD

Costs of staffing for the six months ended December 31, 2006 and 2005 was $59,138 (88.8% of temporary staffing revenue) and $25,303 (88.6% of temporary staffing revenue), respectively. The change in gross profit percentage is not significant.

Cost of PEO services for the six months ended December 31, 2006 and 2005 was $27,004 (95.7% of PEO revenues) and $653 (95.7% of PEO revenues), respectively. The change in gross profit percentage is not significant.

Cost of products and software for the six months ended December 31, 2006 and 2005 was $20 (1.9% of product revenue) and $18 (2.8% of product revenue), respectively. The increase in gross profit was due to the significant growth in management fees.

OPERATING EXPENSES

Operating expenses for the six months ended December 31, 2006 and 2005 were $8,085 and $4,208, respectively; an increase of $3,877 (92.1%). The increase is due to expenditures associated with building our business infrastructure (systems and staff) to accommodate our anticipated revenue growth.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the six months ended December 31, 2006 and 2005 was $3,089 and $564 respectively; an increase of 2,525 (447.7%). The increase was principally due to the increase in debt associated with the February 2006 refinancing, the amortization of debt discount and debt issue cost associated with the February 2006 refinancing and a non-registration penalty.

GAIN ON EXTINGUISHMENT OF DEBT

During the six months ended December 31, 2006 and 2005, the Company recognized a gain on settlement of debt of $608 and $5,603, respectively, which resulted primarily from the write off of stale accounts payable and judgments and during the six months ended December 31, 2006 included the settlement of certain notes payable by issuing common stock. We based upon an opinion provided by independent legal counsel, have been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as settlement of debt.

CHANGES IN DERIVATIVES AND WARRANTY LIABILITIES

For the six months ended December 31, 2006, we recorded other expense of $1,608 and $982, related to the increase in value of the debt features and warrants. A tabular reconciliation of this adjustment follows:

For the six months ended December 31, 2006:

         $ 1,608        expense, increase in value of warrant liability
         $   982        expense, increase in value of derivative liability
         -------
         $ 2,590        other expense related to convertible debt

For the six months ended December 31, 2006, the Company recorded $1,959 of interest expense related to the accretion of debt related to the convertible financing.

For the six months ended December 31, 2006:

         $ 1,959        of interest expense related to accretion of convertible
         ------           debt
         $ 1,959        of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of December 31, 2006 is:

         $ 1,605        original carrying value on convertible debt
         $  (228)       converted to equity
         $ 2,843        accretion of convertible debt
         ------
         $ 4,220        December 31, 2006 carrying value of debt

The balance of the carrying value of the derivative liability as of December 31, 2006 is:

         $ 2,717        original value of derivative liability
         $(1,234)       income, decrease in value of derivative liability
         -------
         $ 1,483        June 30, 2006 value of derivative liability
         $   982        expense, increase in value of derivative liability
         ------
         $ 2,465        December 31, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of December 31, 2006 is:

         $ 3,892        original carrying value of warrant liability
         $  (754)       income, decrease in value of warrant liability
         ------
         $ 3,138        June 30, 2006 value of warrant liability
         $ 1,608        expense, increase in value of warrant liability
         ------
         $ 4,746        December 31, 2006 value of warrant liability


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

As of December 31, 2006, we had negative working capital of $28,512, a decrease in working capital of $3,596 since June 30, 2006.

The Company is late on filing payroll tax returns and owes approximately $8.7 million in payroll taxes.

Net cash provided by operating activities was $2,989 for the six months ended December 31, 2006 as compared to net cash provided by activities of $2,515 for the six months ended December 31, 2005; an increase of $474. The principal reasons are the increase is due to us generating income from operation during the six months ended December 31, 2006.

Cash used in financing activities was $4,010 for the six months ended December 31, 2006 as compared to $1,817 for the six months ended December 31, 2005, a increase of $2,193 from the six months ended December 31, 2005. The primary reason for the increase was due to the paydown of notes payable during the six months ended December 31, 2006.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50 per share. The aggregate amount of such dividends in arrears at December 31, 2006, was approximately $484.

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

CONTINGENT LIABILITY

The Company accrues and discloses contingent liabilities in its consolidated financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. The Company has disclosed in its audited financial statements several issues that it believes are reasonably possible to occur, although it cannot determine the range of possible loss in all cases. As these issues develop, the Company will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, the Company would be required to accrue its estimated loss, which would reduce net income in the period that such determination was made. During the fiscal year ended June 30, 2006, the Company recorded $530,000 in loss reserves, as opposed FY 2005 in which the Company recorded approximately $463,000 in loss reserves.

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

Warning Model Management, Inc. reached a settlement with Berryman & Henigar Enterprises, during the six months ended December 31, 2006, to pay the aggregate sum of $380, which has been paid in full. Accordingly, Dalrada's guarantee of this indebtedness in no longer applicable.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period ended December 31, 2006, covered by this quarterly report (the "Evaluation Date"), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

(in thousands, except per share data)

ITEM 1. LEGAL PROCEEDINGS

The Company and its SourceOne Group ("SOG") subsidiary have been sued by the Arena Football 2 Operating Company, LLC ("Arena") in Wayne County Circuit Court, Michigan. In April 2006, Dalrada and SourceOne Group, Inc. entered into a settlement with AF2 Operating Company, LLC and other parties involved in the matter of AF2 Operating Company, LLC v. SourceOne Group Inc., et al. The net result of the settlement was that Dalrada and SourceOne Group, Inc. are obligated to make a net settlement payment of $203.

The Company and SOG have been sued by Liberty Mutual Insurance Company ("Liberty") in the United States District Court for the Northern District of Illinois. The initial claim by Liberty was estimated by Liberty to be $829 and is now claimed to exceed $1,000. In July 2006, the judge dismissed Dalrada from the litigation and dismissed many, but not all, of the claims against SourceOne Group. Management has vigorously contested the claims made by Liberty. Trial is scheduled for January 2007.

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

On August 29, 2005, United Bank & Trust filed suit against the Company and other parties. The allegations of the lawsuit are that the Company guaranteed certain debt owed by InfoServices, Inc. and is liable in the amount of $678. The Company has settled this matter and at December 31, 2006, the remaining amount due is $236.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2006, the Company issued 50,000 shares of common stock for the settlement of certain notes payable.


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

Dated: February 20, 2007

DALRADA FINANCIAL CORPORATION
(Registrant)



By: /S/ Brian Bonar
-------------------------------------
Brian Bonar
Chairman and Chief Executive Officer


By: /S/ David P. Lieberman
-------------------------------------
David P. Lieberman
Chief Financial Officer