Form 10QSB
period 2007-03-31
DALRADA FINANCIAL CORP
filed 2007-05-21
CIK 725394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
                                       or
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-12641

                          DALRADA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                           38-3713274
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of May 15, 2007 was 5,136,392.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
                                                                            Page
ITEM 1.  Consolidated Financial Statements

     Consolidated Balance Sheet - March 31, 2007 (unaudited)                   2

     Consolidated Statements of Operations - three and nine months ended
          March 31, 2007 and 2006 (unaudited)                                  3

     Consolidated Statement of Stockholders' Deficit - nine months ended
          March 31, 2007 (unaudited)                                           4

     Consolidated Statements of Cash Flows - nine months ended
           March 31, 2007 and 2006 (unaudited)                                 5

     Notes to Consolidated Financial Statements (unaudited)                    7

ITEM 2.  Management's Discussion and Analysis or Plan of Operations           22

ITEM 3.  Controls and Procedures                                              28

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    29

ITEM 2.  Unregistered Sale of Equity Securities and Use of Proceeds           29

ITEM 3.  Defaults Upon Senior Securities                                      29

ITEM 4.  Submission of Matters To A Vote of Security Holders                  29

ITEM 5.  Other Information                                                    29

ITEM 6.  Exhibits                                                             30

SIGNATURES                                                                    30

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES
                                 Consolidated Balance Sheet
                             (in thousands, except share data)

                                                                                 March 31,
                                                                                   2007
                                                                                 ---------
                                                                                (unaudited)
       ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                  $      --
      Accounts receivable, net of allowance of $248                                  6,514
      Debt issue costs                                                                 194
      Other current assets                                                           1,284
                                                                                 ---------
TOTAL CURRENT ASSETS                                                                 7,992
                                                                                 ---------

CUSTOMER LIST, net of accumulated amortization of $181                                 513
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $144                        615
WORKER'S COMPENSATION DEPOSIT                                                          311
                                                                                 ---------
TOTAL ASSETS                                                                     $   9,431
                                                                                 =========


            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Cash overdraft                                                             $     399
      Notes payable, current portion (includes related party notes of $1,620)        2,370
      Accounts payable                                                               2,848
      PEO payroll taxes and other payroll deductions                                 9,822
      Other accrued expenses                                                         5,145
      Warrant liability                                                              4,357
      Accrued derivative liability                                                   2,165
                                                                                 ---------
TOTAL CURRENT LIABILITIES                                                           27,106
                                                                                 ---------

CONVERTIBLE DEBENTURES, net of discounts of $2,694                                   4,981
NOTES PAYABLE, net of current portion (includes related party note of $9,735)       10,473
                                                                                 ---------
TOTAL LIABILITIES                                                                   42,560
                                                                                 ---------

COMMITMENTS AND CONTINGENCIES                                                           --

STOCKHOLDERS' DEFICIT
      Series A convertible, redeemable preferred stock, $1,000 par value,
         7,500 shares authorized 420.5 shares issued and outstanding                   420
      Common stock; $0.005 par value; 1,000,000,000 shares
         authorized; 5,136,392 shares issued and outstanding                            26
      Common stock warrants
      Additional paid-in capital                                                    88,969
      Prepaid consulting                                                              (132)
      Accumulated deficit                                                         (122,412)
                                                                                 ---------
TOTAL STOCKHOLDERS' DEFICIT                                                        (33,129)
                                                                                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $   9,431
                                                                                 =========

   The accompanying notes are an integral part of these consolidated financial statements




                                       DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                            Consolidated Statements of Operations
                                              (in thousands, except share data)

                                                                       Three Months                     Nine Months
                                                                ---------------------------     ---------------------------
                                                                 March 31,       March 31,       March 31,        March 31,
                                                                   2007            2006            2007             2006
                                                                -----------     -----------     -----------     -----------
                                                                (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUES
      Temporary staffing services                               $    33,770     $        --     $    41,270     $        --
      PEO Services                                                   10,482              90          26,229             772
      Other                                                             122             841           1,136           1,434
                                                                -----------     -----------     -----------     -----------
TOTAL REVENUES                                                       44,374             931          68,635           2,206
                                                                -----------     -----------     -----------     -----------

COST OF REVENUES
      Cost of temporary staffing                                     32,342              --          39,092              --
      Cost of PEO services                                           10,981              14          25,502             667
      Other                                                              --              --              --              --
                                                                -----------     -----------     -----------     -----------
TOTAL COST OF REVENUES                                               43,323              14          64,594             667
                                                                -----------     -----------     -----------     -----------

                                                                -----------     -----------     -----------     -----------
GROSS PROFIT                                                          1,051             917           4,041           1,539
                                                                -----------     -----------     -----------     -----------

OPERATING EXPENSES
      Selling, general and administrative                             4,460           1,395           10,298           3,569
                                                                -----------     -----------     -----------     -----------
TOTAL OPERATING EXPENSES                                              4,460           1,395           10,298           3,569
                                                                -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                                                 (3,409)           (478)         (6,257)         (2,030)
                                                                -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSES):
      Interest expense                                                 (686)         (1,135)         (3,657)         (1,480)
      Note payable settlement                                            --            (915)             --          (1,231)
      Penalties and interest                                         (1,822)           (282)         (1,822)           (849)
      Gain on extinguishment of debt                                     47           3,444             550           9,047
      Change in derivative and warrant liabilities                      689            (720)         (1,901)           (821)
      Gain resulting from reconciliation of payroll tax
         liabilities to taxing authorities                               --           1,924              --           1,924
      Other, net                                                        (20)             --              16              --
                                                                -----------     -----------     -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                                         (1,792)          2,316          (6,814)          6,590
                                                                -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
      AND DISCONTINUED OPERATIONS                                    (5,201)          1,838         (13,071)          4,560

PROVISION FOR INCOME TAXES                                              208              --             208              --

INCOME (LOSS) BEFORE MINORITY INTEREST AND
                                                                -----------     -----------     -----------     -----------
      DISCONTINUED OPEATIONS                                         (5,409)          1,838         (13,279)          4,560
                                                                -----------     -----------     -----------     -----------

MINORITY INTEREST IN SUBSIDIARY (INCOME)                                 --              --              --              --
                                                                -----------     -----------     -----------     -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                         (5,409)          1,838         (13,279)          4,560
                                                                -----------     -----------     -----------     -----------

DISCONTINUED OPERATION:
      Loss from discontinued operation                                   --              --             (22)           (520)
                                                                -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                                    (5,409)          1,838         (13,301)          4,040

PREFERRED STOCK DIVIDENDS                                                (5)             (5)            (15)            (15)

NET INCOME (LOSS) ATTRIBUTED TO COMMON
                                                                -----------     -----------     -----------     -----------
      STOCKHOLDERS                                              $    (5,414)    $     1,833     $   (13,316)    $     4,025
                                                                ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER SHARE - BASIC
      Continuing operations                                     $     (1.09)    $      0.44     $     (2.69)    $      1.16
      Discontinued operations                                            --              --           (0.00)          (0.13)
                                                                -----------     -----------     -----------     -----------
                                                                $     (1.09)    $      0.44     $     (2.38)    $      1.03
                                                                ===========     ===========     ===========     ===========
WEIGHTED AVERAGE COMMON EQUIVALENT
      SHARES OUSTANDING - BASIC                                   4,971,914       4,164,407       4,936,369       3,925,057
                                                                ===========     ===========     ===========     ===========


                   The accompanying notes are an integral part of these consolidated financial statements






                                           DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Deficit
                                                  (in thousands, except share data)
                                                             (Unaudited)

                                                                                      Additional
                                        Series A Preferred Stock    Common Stock        Paid-in    Prepaid   Accumulated
                                          Shares       Amount      Shares    Amount     Capital   Consulting   Deficit      Total
                                         ---------   ---------   ---------  ---------  ---------  ---------   ---------   ---------


Balance, June 30, 2006                       420.5         420   4,920,066         25     87,451       (245)   (109,271)    (21,620)
Adjusted for separation of
  reporting entity                                                                                                  160         160
                                         ---------   ---------   ---------  ---------  ---------  ---------   ---------   ---------

Balance, June 30, 2006, as restated          420.5         420   4,920,066         25     87,451       (245)   (109,111)    (21,460)

Amortization of prepaid consulting                                                                      113                     113
Common stock issued for:
  Conversion of notes payable                                      216,326           1       126                                127
Value of vested options issued to
   officers and directors                                                                  1,392                              1,392
Net loss                                                                                                        (13,301)    (13,301)

                                         ---------   ---------   ---------  ---------  ---------  ---------   ---------   ---------
Balance, March 31, 2007                      420.5   $     420   5,136,392  $      26  $  88,969  $    (132)  $(122,412)  $ (33,129)
                                         =========   =========   =========  =========  =========  =========   =========   =========

                       The accompanying notes are an integral part of these consolidated financial statements

                                                                  4





                          DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows
                                 (in thousands, except share data)

                                                                             Nine Months Ended
                                                                            ---------------------
                                                                            March 31,    March 31,
                                                                              2007         2006
                                                                            --------     --------
                                                                          (uanudited)   (uanudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $(13,301)    $  4,040
    Adjustment to reconcile net income (loss) to net cash
      used in operating activities
        Depreciation and amortization                                            214           23
        Stock issued for services                                                 --           15
        Amortization of prepaid consulting                                       113           19
        Amortization of debt discounts                                         2,885          553
        Settlements with investors                                                --        1,231
        Change in value of warrant and accrued derivative liabilities          1,901          821
        Gain on extinguishment of debt                                          (550)      (9,047)
        Gain resulting from reconciliation of payroll tax liabilities to
        taxing authorities                                                        --       (1,924)
        Value of vested option issued to officers and directors                1,392           --
    Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                                     (4,075)        (609)
      Other current assets                                                      (581)          54
      Due from affiliates                                                      6,914          885
      Worker's compensation deposit                                               58           --
      Other assets                                                               205           --
    Increase (decrease) in:
      Accounts payable and accrued expenses                                    1,567          (97)
      PEO liabilities                                                          1,940        1,717
                                                                            --------     --------
Net cash used in operating activities                                         (1,318)      (2,319)
                                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired with (paid for) acquisition                                   (178)          --
    Purchase of furniture and equipment                                          (48)        (158)
    Increase in restricted cash                                                   --       (1,922)
                                                                            --------     --------
Net cash used in investing activities                                           (226)      (2,080)
                                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in cash overdraft, net                                                399          174
    Line of credit, net                                                           --           69
    Proceeds from notes payable                                                   --        4,608
    Repayments of notes payable                                                 (230)        (485)
    Repayment of borrowings under bank notes payable                              --         (483)
    Repayments of capital lease obligations                                       --           (4)
                                                                            --------     --------
Net cash provided by financing activities                                        169        3,879
                                                                            --------     --------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                          (1,375)        (520)

CASH AND CASH EQUIVALENTS, Beginning of period                                 1,375           --
                                                                            --------     --------

CASH AND CASH EQUIVALENTS, End of period                                    $     --     $   (520)
                                                                            ========     ========

      The accompanying notes are an integral part of these consolidated financial statements




                     DALRADA FINANCIAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows, Continued
                            (in thousands, except share data)

                                                                    Nine Months Ended
                                                                   --------------------
                                                                   March 31,   March 31,
                                                                     2007        2006
                                                                   --------    --------
                                                                  (uanudited) (uanudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                  $     --    $     --
                                                                   ========    ========
    Income taxes paid                                              $     --    $     --
                                                                   ========    ========


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of convertible debentures into common stock         $     --    $278,000
                                                                   ========    ========
    Conversion of accounts payable and accrued liabilities into
      common stock                                                 $    127    $    100
                                                                   ========    ========

    Net assets acquired in business combinations:
      Cash                                                         $     72    $     --
      Receivables                                                     1,781          --
      Other current assets                                              477          --
      Property and equipment                                            384          --
      Worker's compensation deposit                                     369          --
      Customer list                                                     127          --
      Other assets                                                      205          --
      Accounts payable                                                   30          --
      Accrued expenses                                                2,397          --
      Line of credit                                                    500          --
      Notes payable                                                     238          --

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

STOCK SPLIT

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

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. During the nine months ended March 31, 2007, the Company had no elements of comprehensive income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February of 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The company is analyzing the potential accounting treatment.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 ("the FSP"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

NOTE 2. GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2007, the Company had a net loss of $13,301. As of March 31, 2007, the Company had a working capital deficiency of $19,114 and had a stockholders' deficit of $33,129. In addition, the Company is delinquent on payroll tax obligations and has been sued by trade creditors for nonpayment of amounts due. The Company is also delinquent in its payments relating to payroll tax liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management believes that it can continue to raise debt and equity financing to support its operations.

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

NOTE 3. CHANGE IN REPORTING ENTITY

On March 29, 2007, the Company completed a separation and sale agreement with an effective date of January 1, 2007 with its majority owned subsidiary, The Solvis Group, Inc. ("Solvis"). The purpose of this transaction between the Company and Solvis was to separate the two companies into unrelated reporting entities. Solvis was principally in the business of leasing staff to its customers on a temporary basis. In connection with this separation agreement, the Company also sold its Heritage Staffing, Inc. subsidiary to Solvis. The terms of the separation and sale agreement provided for the Company issuing two notes payable in the amount of $11,300 and returning shares of Solvis common stock currently owned by the Company which reduced the Company's ownership in Solvis from approximately 85% to approximately 9.9%. In return, the Company received cash, accounts receivable, a forgiveness of intercompany debt and Solvis' clients that are California based staff leasing customers. The Company has valued its 9.9% investment in Solvis at its historical cost of $0. There are certain payroll tax liabilities of Solvis that the Company may still be liable to pay if not paid by Solvis.

For accounting purposes, this transaction has been recorded as a change in reporting entity. The Company has reported the effect of this change in reporting entity in the financial statements as a prior-period adjustment by adjusting the assets and liabilities balances of the first reporting period presented. An offsetting adjustment of $160 has been made to the opening balance of accumulated deficit for the first period presented in the accompanying financial statements. The accompanying financial statements have been restated to reflect this change in reporting entity as if it occurred on the beginning of the earliest period presented.

The effect of the separation and sale agreement for operations of the Company as of June 30, 2006 and for the nine months ended March 31, 2007 and 2006 are presented below:

AS OF JUNE 30, 2006
                                                                                      (in thousands)
                                                                              NEW          OLD
                                                                           REPORTING    REPORTING
                                   ASSETS                                   ENTITY        ENTITY      DIFFERENCE
                                                                           ---------     ---------     ---------

CURRENT ASSETS
    Cash and cash equivalents                                              $   1,375     $   3,260     $  (1,885)
    Accounts receivable, net                                                       5         1,211        (1,206)
    Debt issue costs                                                             359           359            --
    Other current assets                                                         226         3,019        (2,793)
    Net assets of discontinued operations                                         22            22            --
                                                                           ---------     ---------     ---------
TOTAL CURRENT ASSETS                                                           1,987         7,871        (5,884)
                                                                           ---------     ---------     ---------

CUSTOMER LIST, net                                                               544           586           (42)
PROPERTY AND EQUIPMENT, net                                                      239           355          (116)
WORKER'S COMPENSATION DEPOSIT                                                     --         3,072        (3,072)
INVESTMENT IN ALLIANCE INSURANCE GROUP                                            --         1,400        (1,400)
RECEIVABLE FROM RELATED PARTY                                                     --         1,400        (1,400)
OTHER LONG-TERM ASSETS                                                            --            14           (14)
                                                                           ---------     ---------     ---------
TOTAL ASSETS                                                               $   2,770     $  14,698     $ (11,928)
                                                                           =========     =========     =========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Notes payable, current portion                                             1,022         5,156        (4,134)
    Accounts payable                                                           1,402         1,736          (334)
    PEO payroll taxes and other payroll deductions                             7,882         8,451          (569)
    Accrued payroll and related payroll taxes and deductions                      75         9,303        (9,228)
    Other accrued expenses                                                     2,818         3,520          (702)
    Due to affiliate                                                           3,756            --         3,756
    Warrant liability                                                          3,138         3,138            --
    Accrued derivative liability                                               1,483         1,483            --
                                                                           ---------     ---------     ---------
TOTAL CURRENT LIABILITIES                                                     21,576        32,787       (11,211)
                                                                           ---------     ---------     ---------

CONVERTIBLE DEBENTURES, net of discounts                                       2,261         2,261            --
NOTES PAYABLE, net of current portion                                            393         1,270          (877)
                                                                           ---------     ---------     ---------
TOTAL LIABILITIES                                                             24,230        36,318       (12,088)
                                                                           ---------     ---------     ---------

MINORITY INTEREST                                                                 --            --            --

COMMITMENTS AND CONTINGENCIES                                                     --            --            --

STOCKHOLDERS' DEFICIT
    Series A convertible, redeemable preferred stock, $1,000 par value,
      7,500 shares authorized 420.5 shares issued and outstanding                420           420            --
    Common stock; $0.005 par value; 1,000,000,000 shares
      authorized; 4,920,066 shares issued and outstanding                         25            25            --
    Additional paid-in capital                                                87,451        87,451            --
    Prepaid consulting                                                          (245)         (245)           --
    Accumulated deficit                                                     (109,111)     (109,271)          160
                                                                           ---------     ---------     ---------

TOTAL STOCKHOLDERS' DEFICIT                                                  (21,460)      (21,620)          160
                                                                           ---------     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $   2,770     $  14,698     $ (11,928)
                                                                           =========     =========     =========




FOR THE NINE MONTHS ENDED MARCH 31, 2007
                                                                  (in thousands)
                                                          NEW          OLD
                                                       REPORTING     REPORTING
                                                         ENTITY       ENTITY      DIFFERENCE
                                                       ---------     ---------     ---------
REVENUES
     Temporary staffing services                       $  41,270     $ 100,367     $ (59,097)
     PEO Services                                         26,229        26,229            --
     Other                                                 1,136         1,201           (65)
                                                       ---------     ---------     ---------
TOTAL REVENUES                                            68,635       127,797       (59,162)
                                                       ---------     ---------     ---------

COST OF REVENUES
     Cost of temporary staffing                           39,092        91,480       (52,388)
     Cost of PEO services                                 25,502        25,502            --
     Other                                                    --            20           (20)
                                                       ---------     ---------     ---------
TOTAL COST OF REVENUES                                    64,594       117,002       (52,408)
                                                       ---------     ---------     ---------
GROSS PROFIT                                               4,041        10,795        (6,754)
                                                       ---------     ---------     ---------

OPERATING EXPENSES
     Selling, general and administrative                   10,298        12,545        (2,247)
                                                       ---------     ---------     ---------
TOTAL OPERATING EXPENSES                                   10,298        12,545        (2,247)
                                                       ---------     ---------     ---------

LOSS FROM OPERATIONS                                      (6,257)       (1,750)       (4,507)
                                                       ---------     ---------     ---------

OTHER INCOME (EXPENSES):
     Interest expense                                     (3,657)       (3,775)          118
     Penalties and interest                               (1,822)       (1,822)           --
     Gain on extinguishment of debt                          550           655          (105)
     Change in derivative and warrant liabilities         (1,901)       (1,901)           --
     Other, net                                               16            (7)           23
                                                       ---------     ---------     ---------
TOTAL OTHER INCOME (EXPENSE)                              (6,814)       (6,850)           36
                                                       ---------     ---------     ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
     AND DISCONTINUED OPERATIONS                         (13,071)       (8,600)       (4,471)

PROVISION FOR INCOME TAXES                                   208           208            --

INCOME (LOSS) BEFORE MINORITY INTEREST AND
                                                       ---------     ---------     ---------
     DISCONTINUED OPEATIONS                              (13,279)       (8,808)       (4,471)
                                                       ---------     ---------     ---------

MINORITY INTEREST IN SUBSIDIARY (INCOME)                      --          (550)          550
                                                       ---------     ---------     ---------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS             (13,279)       (9,358)       (3,921)
                                                       ---------     ---------     ---------
DISCONTINUED OPERATION:
     Loss from discontinued operation                        (22)          (22)           --
                                                       ---------     ---------     ---------

NET INCOME (LOSS)                                        (13,301)       (9,380)       (3,921)

PREFERRED STOCK DIVIDENDS                                    (15)          (15)           --
                                                       ---------     ---------     ---------
NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS    $ (13,316)    $  (9,395)    $  (3,921)
                                                       =========     =========     =========

EARNINGS (LOSS) PER SHARE - BASIC
     Continuing operations                             $   (2.69)    $   (1.79)    $   (0.91)
     Discontinued operations                               (0.00)        (0.00)           --
                                                       ---------     ---------     ---------

                                                       $   (2.69)    $   (1.79)    $   (0.91)
                                                       =========     =========     =========



FOR THE NINE MONTHS ENDED MARCH 31, 2006
                                                                   (in thousands)
                                                            NEW         OLD
                                                         REPORTING    REPORTING
                                                          ENTITY       ENTITY     DIFFERENCE
                                                         --------     --------     --------
REVENUES
     Temporary staffing services                         $     --     $ 47,400     $(47,400)
     PEO Services                                             772          772           --
     Other                                                  1,434          590          844
                                                         --------     --------     --------
TOTAL REVENUES                                              2,206       48,762      (46,556)
                                                         --------     --------     --------

COST OF REVENUES
     Cost of temporary staffing                                --       41,737      (41,737)
     Cost of PEO services                                     667          668           (1)
     Other                                                     --           26          (26)
                                                         --------     --------     --------
TOTAL COST OF REVENUES                                        667       42,431      (41,764)
                                                         --------     --------     --------

GROSS PROFIT                                                1,539        6,331       (4,792)
                                                         --------     --------     --------

OPERATING EXPENSES
     Selling, general and administrative                    3,569        6,610       (3,041)
                                                         --------     --------     --------
TOTAL OPERATING EXPENSES                                    3,569        6,610       (3,041)
                                                         --------     --------     --------

LOSS FROM OPERATIONS                                       (2,030)        (279)      (1,751)
                                                         --------     --------     --------

OTHER INCOME (EXPENSES):
     Interest expense                                      (1,480)      (1,670)         190
     Note payable settlement                               (1,231)      (1,231)          --
     Penalties and interest                                  (849)        (849)          --
     Gain on extinguishment of debt                         9,047        9,207         (160)
     Change in derivative and warrant liabilities            (821)        (821)          --
     Gain resulting from reconciliation of
        payroll tax liabilities to taxing authorities       1,924        1,924           --
     Other, net                                                --          (67)          67
                                                         --------     --------     --------
TOTAL OTHER INCOME (EXPENSE)                                6,590        6,493           97
                                                         --------     --------     --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
     AND DISCONTINUED OPERATIONS                            4,560        6,214       (1,654)

PROVISION FOR INCOME TAXES                                     --           --           --
                                                         --------     --------     --------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
     DISCONTINUED OPEATIONS                                 4,560        6,214       (1,654)
                                                         --------     --------     --------

MINORITY INTEREST IN SUBSIDIARY (INCOME)                       --         (256)         256
                                                         --------     --------     --------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                4,560        5,958       (1,398)
                                                         --------     --------     --------

DISCONTINUED OPERATION:
     Loss from discontinued operation                        (520)        (520)          --
                                                         --------     --------     --------

NET INCOME (LOSS)                                           4,040        5,438       (1,398)

PREFERRED STOCK DIVIDENDS                                     (15)         (15)          --
                                                         --------     --------     --------
NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS      $  4,025     $  5,423     $ (1,398)
                                                         ========     ========     ========

EARNINGS (LOSS) PER SHARE - BASIC
     Continuing operations                               $   1.16     $   1.58     $  (0.42)
     Discontinued operations                                (0.13)       (0.13)          --
                                                         --------     --------     --------
                                                         $   1.03     $   1.38     $  (0.36)
                                                         ========     ========     ========

NOTE 4. STOCK BASED COMPENSATION

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

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net loss and loss per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The pro forma information regarding the effect on operations that is required by SFAS 123 has not been presented since there is no pro forma expense to be shown for the six months ended December 31, 2005. During the nine months ended March 31, 2007, the Company Recognized an expense of $1,392 related to vested options issued to officers and directors in accordance with SFAS 123R.

NOTE 5. EARNINGS (LOSS) PER COMMON SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended March 31, 2007: warrants - 7,330,000 and stock options - nil. All warrants are anti-dilutive at March 31, 2007 since the Company incurred a net loss.

Below is the computation of basic and diluted earnings per share:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------------------------------------------------
                                                                         2007                                   2006
                                                        -----------------------------------    ------------------------------------
                                                          INCOME/                    PER          INCOME/                   PER
                                                          (LOSS)        SHARES      SHARE         (LOSS)       SHARES      SHARE
                                                        ----------   ----------   ----------    ----------   ---------   ----------
BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations            $   (5,409)                             $    1,838
Preferred stock dividends                                       (5)                                     (5)
                                                        ----------                              ----------
                                                            (5,414)                                  1,833
Discontinued operations                                         --                                      --
                                                        ----------                              ----------
Net income (loss) attributed to common stockholders     $   (5,414)                             $    1,833
                                                        ==========                              ==========

Weighed shares outstanding                                            4,971,914                              4,164,407

  Continuing operations                                                           $    (1.09)                            $     0.44
  Discontinued operations                                                         $       --                             $       --
                                                                                  ----------                             ----------
                                                                                  $    (1.09)                            $     0.44
                                                                                  ==========                             ==========

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss) from continuing operations                                N/A                 $    1,838
Preferred stock dividends                                                                               (5)
Interest on convertible debentures                                                                     156
Amortization of discounts on convertible debentures                                                    112
                                                                                                ----------
                                                                                                     2,101

Discontinued operations                                                                                 --
                                                                                                ----------
Net income (loss) attributed to common stockholders                                             $    2,101
                                                                                                ==========

Weighed shares outstanding                                                                                   4,164,407
Conversion of convertible debentures into common stock                                                          12,411
                                                                                                            ----------
                                                                                                             4,176,818
                                                                                                            ==========

  Continuing operations                                                                                                  $     0.50
  Discontinued operations                                                                                                $       --
                                                                                                                         ----------
                                                                                                                         $     0.50
                                                                                                                         ==========





                                                                                NINE MONTHS ENDED MARCH 31,
                                                        ---------------------------------------------------------------------------
                                                                         2007                                   2006
                                                        ------------------------------------   ------------------------------------
                                                          INCOME/                    PER          INCOME/                   PER
                                                          (LOSS)        SHARES      SHARE         (LOSS)       SHARES      SHARE
                                                        ----------   ----------   ----------    ----------   ---------   ----------

BASIC EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations            $  (13,279)                             $    4,560
Preferred stock dividends                                      (15)                                    (15)
                                                        ----------                              ----------
                                                           (13,294)                                  4,545
Discontinued operations                                        (22)                                   (520)
                                                        ----------                              ----------
Net income (loss) attributed to common stockholders     $  (13,316)                             $    4,025
                                                        ==========                              ==========

Weighed shares outstanding                                            4,936,369                              3,925,057

  Continuing operations                                                           $    (2.69)                            $     1.16
  Discontinued operations                                                              (0.00)                                 (0.13)
                                                                                  ----------                             ----------
                                                                                  $    (2.69)                            $     1.03
                                                                                  ==========                             ==========

DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss) from continuing operations                                N/A                 $    4,560
Preferred stock dividends                                                                              (15)
Interest on convertible debentures                                                                     216
Amortization of discounts on convertible debentures                                                    526
                                                                                                ----------
                                                                                                     5,287
Discontinued operations                                                                               (520)
                                                                                                ----------
Net income (loss) attributed to common stockholders                                             $    4,767
                                                                                                ==========

Weighed shares outstanding                                                                                   3,925,057
Conversion of convertible debentures into common stock                                                          12,411
                                                                                                            ----------
                                                                                                             3,937,468
                                                                                                            ==========

  Continuing operations                                                                                                  $     1.34
  Discontinued operations                                                                                                $    (0.13)
                                                                                                                         ----------
                                                                                                                         $     1.21
                                                                                                                         ==========

NOTE 6. ACQUISITION

On September 12, 2006, DFCO acquired all the outstanding stock for All Staffing Inc., a Tennessee corporation for $250 in cash and a warrant to purchase 450,000 shares to DFCO's stock, to be valued at $3,000 36 months after issuance (closing), subject to adjustment.

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

The operating results of All Staffing beginning September 12, 2006 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at $250 and is summarized as follows in accordance with SFAS No. 141 and 142:

Cash                                                                    $    72
Accounts receivable                                                       1,781
Other current assets                                                        477
Property and equipment                                                      384
Worker's compensation deposit                                               369
Customer list                                                               127
Other assets                                                                205
Accounts payable                                                            (30)
Accrued expenses                                                         (2,397)
Line of credit                                                             (500)
Notes payable                                                              (238)
                                                                        -------
Purchase price                                                          $   250
                                                                        =======

The customer list is being amortized over 48 months.

NOTE 7. CONVERTIBLE DEBT FINANCING AND DERIVATIVE LIABILITIES

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

During the nine months ended March 31, 2007, we recorded an other expense item of $682 and $1,219, which relates to the convertible debt features and warrants, respectively, to reflect the change in fair value of the derivative liability.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of March 31, 2007, the estimated fair value of our derivative liability was $2,165, as well as a warrant liability of $4,357.

NOTES PAYABLE

During the year ended June 30, 2006, the Company issued notes to third parties, which included six investors. As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note             Amount of Notes    Conversion Price(1)     Term of Note
------------             ---------------    -------------------     ------------

February 9, 2006 (1)        $    130           $    0.452              2 years
February 13, 2006           $  7,545               75% (3)             2 years


Date of Warrants Issued      Number of Warrants      Exercise Price     Term of Warrants
-----------------------      ------------------      --------------     ----------------

February 13, 2006                 6,760,000            $     0.105           7 years
February 13, 2006 (2)               520,000            $     0.105           7 years

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

The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the nine months ended March 31, 2007, the Company accreted $2,720, of debt discount related to the Notes.

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

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 7.0 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at March 31, 2007, the Company used the closing price of $0.61, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 157%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at March 31, 2007, had increased to a fair value of $4,357, due in part to an increase in the market value of the Company's common stock to $0.61 from $0.15 at June 30, 2006 amount, as well as an increase in the volatility from 90% to 157% which resulted in other expense of $1,219 on the Company's books.

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


In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. In valuing the debt features at March 31, 2007, the company used the closing price of $0.61 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 0%. For the nine months ended March 31, 2007, due in part to an increase in the market value of the Company's common stock to $0.61 the Company recorded other expense on the consolidated statement of operations for the change in fair value of the debt features of approximately $682. At March 31, 2007, the estimated fair value of the debt features was approximately $2,165.

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

For the nine months ended March 31, 2007, the Company recorded other expense of $1,219 and $682, related to the increase in value of the debt features and warrants. A tabular reconciliation of this adjustment follows:

For the nine months ended March 31, 2007:

        $ 1,219     expense, increase in value of warrant liability
        $   682     expense, increase in value of derivative liability
        -------
        $ 1,901     other expense related to convertible debt

For the nine months ended March 31, 2007, the Company recorded $2,720 of interest expense related to the accretion of debt related to the convertible financing.

For the nine months ended March 31, 2007:

        $ 2,720     of interest expense related to accretion of convertible debt
        -------
        $ 2,720     of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of March 31, 2007 is:

        $ 1,605     original carrying value on convertible debt
        $  (228)    converted to equity
        $ 3,604     accretion of convertible debt
        -------
        $ 4,981     March 31, 2007 carrying value of debt

The balance of the carrying value of the derivative liability as of March 31, 2007 is:

        $ 2,717     original value of derivative liability
        $(1,234)    income, decrease in value of derivative liability
        -------
        $ 1,483     June 30, 2006 value of derivative liability
        $   682     expense, increase in value of derivative liability
        -------
        $ 2,165     March 31, 2007 value of derivative liability

The balance of the carrying value of the warrant liability as of March 31, 2007 is:

        $ 3,892     original carrying value of warrant liability
        $  (754)    income, decrease in value of warrant liability
        -------
        $ 3,138     June 30, 2006 value of warrant liability
        $ 1,219     expense, increase in value of warrant liability
        -------
        $ 4,357     March 31, 2007 value of warrant liability

NOTE 8. NOTES PAYABLE

The following summarizes notes payable (including amounts due to a related party) at March 31, 2007:

Notes payable to  The Solvis Group; interest at 8% per annum;
    monthly principal payments of $85 beginning on April 1, 2007
    with any unpaid principal and interest due on April 1, 2012.     $    8,060

Notes payable to The Solvis Group; interest at 8% per annum;
    monthly principal payments of $50 beginning on April 1, 2007
    with any unpaid principal and interest due on April 1, 2012.          3,240

Notes payable to related party                                               55

Note payable to a former director                                           750

Note payable to individuals assumed with acquisition of All Staffing        738
                                                                      ---------
                                                                         12,843
Less current portion                                                     (2,370)
                                                                      ---------
Long-term portion                                                     $  10,473
                                                                      =========

NOTE 9. STOCKHOLDERS' DEFICIENCY

STOCK ISSUANCES

During the nine months ended March 31, 2007, the Company issued 216,326 shares of common stock for the settlement of certain notes payable and accrued interest.

COMMON STOCK WARRANTS

The following is a summary of the warrant activity:

                                                             UNDERLYING COMMON
                                       PRICE PER SHARE             SHARES
                                     --------------------    -------------------

JUNE 30, 2006                            $0.105                   7,280,000
     Granted                                  -                           -
     Exercised                                -                           -
     Canceled                                 -                           -
                                                             -------------------
EXERCISABLE AT MARCH 31, 2007            $0.105                   7,280,000
                                                             -------------------

The weighted average remaining contractual life of warrants outstanding at March 31, 2007 is 5.85 years. The intrinsic value of the outstanding warrants at March 31, 2007 was $3,676. The exercise prices for warrants outstanding at March 31, 2007 are as follows:

                            NUMBER OF             EXERCISE
                            WARRANTS                PRICE
                         ----------------    --------------------
                            7,280,000             $   0.105
                         ----------------
                            7,280,000
                         ================

Stock Option Activity

The following is a summary of the stock option activity:

                                               STOCK OPTION PLANS
                                                               UNDERLYING
                                          PRICE PER              COMMON
                                            SHARE                SHARES
                                     --------------------   -----------------

JUNE 30, 2006                           $2.00 - $5.00             340,000
         Granted                        $0.36 - $1.10           2,050,910
         Exercised                            -                         -
         Canceled/Expired               $0.36 - $5.00            (135,000)
                                                            -----------------
EXERCISABLE AT MARCH 31, 2007                                   2,255,910
                                                            -----------------

NOTE 10. RELATED PARTY TRANSACTIONS

The Company's CEO and Chairman, Mr. Brian Bonar, is also the Chairman of Warning Management Services, Inc. Warning a public company, located in Southern California. Warning's operations consist of a modeling agency and providing temporary staffing services to government agencies and private companies.

In September, 2006, the Company entered into a new Agreement to provide Administrative Payroll Services to Employment Systems, Inc., ("ESI") a wholly owned subsidiary of Warning. For the nine months ended March 31, 2007 and 2006, the Company invoiced ESI for services rendered of $320 and $401, respectively.

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

The Company and SOG have been sued by Liberty Mutual Insurance Company ("Liberty") in the United States District Court for the Northern District of Illinois. The initial claim by Liberty was estimated by Liberty to be $829 and is now claimed to exceed $1,000. In July 2006, the judge dismissed Dalrada from the litigation and dismissed many, but not all, of the claims against SourceOne Group. Management has vigorously contested the claims made by Liberty. Trial is scheduled for October 2007.

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

On August 29, 2005, United Bank & Trust filed suit against the Company and other parties. The allegations of the lawsuit are that the Company guaranteed certain debt owed by InfoServices, Inc. and is liable in the amount of $678. The Company has settled this matter and at March 31, 2007, the remaining amount due is $189.

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

NOTE 12. GAIN ON SETTLEMENT OF DEBT

During the nine months ended March 31, 2007 and 2006, the Company recognized a gain on settlement of debt of $550 and $$9,047, respectively, which resulted primarily from the write off of stale accounts payable and judgments and the settlement of certain notes payable. The Company, based upon an opinion provided by independent legal counsel, has been released as the obligator of these liabilities. Accordingly, management has elected to adjust its accounts payable and to classify such adjustments as settlement of debt.

NOTE 13. DISCONTINUED OPERATIONS

In November 2005, the Company determined to discontinue operations of Master Staffing, its executive recruiting division. The decision was based on the Master Staffing lack of ability to generate sufficient revenue and the Company's lack of expertise in the executive recruiting business. The Company has completely closed Master Staffing.

For the nine months ended March 31, 2007 and 2006, Master Staffing's revenues were $0 and $11, respectively; losses from operations were $22 and $520, respectively. The results of operations of Master Staffing have been reported separately as discontinued operations.

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

OVERVIEW

We provide financial and human resource management services, including staffing services and PEO services. Staffing services revenues are generated primarily from short-term staffing, contract staffing, and on-site management. PEO service fees are generated from contractual agreements with clients under which we act as a co-employer of our client's workforce with responsibility for some or all of the client's human resource functions. We recognize revenues from our staffing services for all amounts invoiced, including direct payroll, employer payroll-related taxes, workers' compensation coverage and an administrative fee). PEO service fee revenues are recognized on a net basis in accordance with Emerging Issues Task Force No.99-19, "REPORTING REVENUES GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT" ("EITF No.99-19"). Therefore PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers' compensation coverage.

Our business is conducted in California, Colorado, Pennsylvania and Texas. In addition to seeking new markets, we expect to derive most of our revenues from our current markets for the near term. Any weakness in economic conditions or changes in the regulatory environments in these regions could have a material adverse effect on our financial results.

Our services and products are marketed through our operating divisions and subsidiaries. PEO and staffing services are marketed by Dalrada Financial Services (formerly Strategic Staff Leasing), and All Staffing (acquired in September 2006).

Our business continues to experience some liquidity problems. Accordingly, year-to-year comparisons may be of limited usefulness as our business continues to experience rapid growth.

Our current strategy is to expand our financial service business, including staff leasing, PEO services, and value added products and services to small and medium-size businesses.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our June 30, 2006 financial statements included in Form 10KSB for the year ended June 30, 2006 includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to a working capital deficiency and negative net worth, which is exacerbated by our losses in prior years. In addition, we are current on all our payroll tax filings and have made current payroll tax deposits since October 1, 2006.

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

On March 29, 2007, we completed a separation and sale agreement with an effective date of January 1, 2007 with its majority owned subsidiary, The Solvis Group, Inc. (Solvis). The purpose of this transaction between us and Solvis was to separate the two companies into unrelated reporting entities. Solvis was principally in the business of leasing staff to its customers on a temporary basis. In connection with this separation agreement, we also sold our Heritage Staffing, Inc. subsidiary to Solvis. The terms of the separation and sale agreement provided for us issuing two notes payable in the amount of $11,300 and returning shares of Solvis common stock currently owned by us which reduced our ownership in Solvis from approximately 85% to approximately 9.9%. In return, we received cash, accounts receivable, a forgiveness of intercompany debt and Solvis' clients that are California based staff leasing customers. There are certain payroll tax liabilities of Solvis that we may still be liable to pay if not paid by Solvis.

For accounting purposes, this transaction has been recorded as a change in reporting entity. We have reported the effect of this change in reporting entity in the financial statements as a prior-period adjustment by adjusting the assets and liabilities balances of the first reporting period presented. An offsetting adjustment of $160 has been made to the opening balance of accumulated deficit for the first period presented in the accompanying financial statements. The accompanying financial statements have been restated to reflect this change in reporting entity as if it occurred on the beginning of the earliest period presented.

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

INTANGIBLE ASSETS AND GOODWIL

We assess the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there was no impairment as of March 31, 2007. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

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

RESULTS OF OPERATIONS (IN $000)

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

REVENUES

Total revenues were $44,374 and $931for the three months ended March 31, 2007 and 2006, respectively; an increase of $43,443 (4,663%). The principal reason for the increase is due the acquisition of Strategic Staffing on May 1, 2006 and All Staffing on September 12, 2006.

STAFFING

Revenues from our staffing business units were $33,770 and $0 for the three months ended March 31, 2007 and 2006, respectively; an increase of $33,770. The principal reason for the increase is due the acquisition of Strategic Staffing on May 1, 2006 and All Staffing on September 12, 2006.

PEO SERVICES

PEO revenues were $10,482 and $90 for the three months ended March 31, 2007 and 2006, respectively; an increase of $10,392 which is due to the aforementioned acquisitions.

Under current GAAP rules, we are required to book PEO revenues on a net fee basis rather than as gross billed payrolls. Gross billing for the three months ended March 31, 2007 and 2006 were approximately $31,763 and $270 respectively.


COST OF PRODUCTS SOLD

Costs of staffing for the three months ended March 31, 2007 and 2006 was $32,342 (95.8% of temporary staffing revenue) and $0, respectively. The increase in is due to the aforementioned acquisitions.

Cost of PEO services for the three months ended March 31, 2007 and 2006 was $10,981 (104.8% of PEO revenues) and $14 (15.6% of PEO revenues), respectively. The decrease in gross profit is due primarily to higher workers' compensation costs and the aforementioned acquisitions.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2007 and 2006 were $4,460 and $1,395, respectively; an increase of $3,065 (219.7%). The increase is due to additional operating costs with the acquisition of Strategic Staffing and All Staffing and to the recognition of $1,392 in stock option compensation expense in accordance with SFAS 123R.

OTHER INCOME AND EXPENSE

Interest expense and financing costs for the three months ended March 31, 2007 and 2006 was $686 and $1,135 respectively; a decrease of $449 (39.6%). The decrease was principally due to higher amortization of debt discounts for the three months ended March 31, 2006.

PENALTIES AND INTEREST

During the three months ended March 31, 2007 and 2006, the Company recognized penalties and interest expense on its tax obligations of $1,822 and $282, respectively.

GAIN ON EXTINGUISHMENT OF DEBT

During the three months ended March 31, 2007 and 2006, the Company recognized a gain on settlement of debt of $47 and $3,444, respectively, which resulted primarily from the write off of stale accounts payable and the settlement of bank debt and judgments. We, based upon an opinion provided by independent legal counsel, have been released as the obligator of these liabilities.

CHANGES IN DERIVATIVES AND WARRANTY LIABILITIES

For the three months ended March 31, 2007, we recorded other income of $689 related to the change in the value of the debt features and warrants principally a result of the decrease in our stock price. For the three months ended March 31, 2006, we recorded other expense of $720 related to the change in the value of the debt features and warrants principally a result of the increase in our stock price.


NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

REVENUES

Total revenues were $68,635 and $2,206 for the nine months ended March 31, 2007 and 2006, respectively; an increase of $66,439 (3,011%). The principal reason for the increase is due the acquisition of Strategic Staffing on May 1, 2006 and All Staffing on September 12, 2006.

STAFFING

Revenues from our staffing business units were $41,270 and $0 for the nine months ended March 31, 2007 and 2006, respectively; an increase of $41,270. The principal reason for the increase is due the acquisition of Strategic Staffing on May 1, 2006 and All Staffing on September 12, 2006.

PEO SERVICES

PEO revenues were $26,229 and $772 for the nine months ended March 31, 2007 and 2006, respectively; an increase of $25,457 (3,298%) which is due to the aforementioned acquisitions.

Under current GAAP rules, we are required to book PEO revenues on a net fee basis rather than as gross billed payrolls. Gross billing for the nine months ended March 31, 2007 and 2006 were approximately $79,482 and $2,339, respectively.

COST OF PRODUCTS SOLD

Costs of staffing for the nine months ended March 31, 2007 and 2006 was $39,092 (94.7% of temporary staffing revenue) and $0, respectively. The increase in is due to the aforementioned acquisitions.

Cost of PEO services for the nine months ended March 31, 2007 and 2006 was $25,502 (97.2% of PEO revenues) and $667 (86.4% of PEO revenues), respectively. The decrease in gross profit is due primarily to higher workers' compensation costs and the aforementioned acquisitions.

OPERATING EXPENSES

Operating expenses for the nine months ended March 31, 2007 and 2006 were $10,298 and $3,569, respectively; an increase of $6,729 (188.5%). The increase is due to the additions operating costs with the acquisition of Strategic Staffing and All Staffing and to the recognition of $1,392 in stock option compensation expense in accordance with SFAS 123R.


OTHER INCOME AND EXPENSE

Interest expense and financing costs for the nine months ended March 31, 2007 and 2006 was $3,657 and $1,480 respectively; an increase of $2,177 (147.1%). The increase was principally due to the increase in debt associated with the February 2006 refinancing, the amortization of debt discount and debt issue cost associated with the February 2006 refinancing and a non-registration penalty.

PENALTIES AND INTEREST

During the nine months ended March 31, 2007 and 2006, the Company recognized penalties and interest expense on its tax obligations of $1,822 and $849, respectively.

GAIN ON EXTINGUISHMENT OF DEBT

During the nine months ended March 31, 2007 and 2006, the Company recognized a gain on settlement of debt of $550 and $9,047, respectively, which resulted primarily from the write off of stale accounts payable and the settlement of bank debt and judgments. We, based upon an opinion provided by independent legal counsel, have been released as the obligator of these liabilities.

CHANGES IN DERIVATIVES AND WARRANTY LIABILITIES

For the nine months ended March 31, 2007, we recorded other expense of $1,219 and $682, related to the increase in value of the debt features and warrants. A tabular reconciliation of this adjustment follows:

For the nine months ended March 31, 2007:

        $ 1,219     expense, increase in value of warrant liability
        $   682     expense, increase in value of derivative liability
        -------
        $ 1,901     other expense related to convertible debt

For the nine months ended March 31, 2007, the Company recorded $2,720 of interest expense related to the accretion of debt related to the convertible financing.

For the nine months ended March 31, 2007:

        $ 2,720     of interest expense related to accretion of convertible debt
        -------
        $ 2,720     of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of March 31, 2007 is:

        $ 1,605     original carrying value on convertible debt
        $  (228)    converted to equity
        $ 3,604     accretion of convertible debt
        -------
        $ 4,981     March 31, 2007 carrying value of debt

The balance of the carrying value of the derivative liability as of March 31, 2007 is:

        $ 2,717     original value of derivative liability
        $(1,234)    income, decrease in value of derivative liability
        -------
        $ 1,483     June 30, 2006 value of derivative liability
        $   682     expense, increase in value of derivative liability
        -------
        $ 2,165     March 31, 2007 value of derivative liability

The balance of the carrying value of the warrant liability as of March 31, 2007 is:

        $ 3,892     original carrying value of warrant liability
        $  (754)    income, decrease in value of warrant liability
        -------
        $ 3,138     June 30, 2006 value of warrant liability
        $ 1,219     expense, increase in value of warrant liability
        -------
        $ 4,357     March 31, 2007 value of warrant liability


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

As of March 31, 2007, we had negative working capital of $19,114. The Company is current on filing payroll tax returns, but owes approximately $9.8 million in past due payroll taxes, interest and penalties.

Net cash used in operating activities was $1,318 for the nine months ended March 31, 2007 as compared $2,319 for the nine months ended March 31, 2006; an decrease of $1,001.

Cash provided by financing activities was $169 for the nine months ended March 31, 2007 as compared to $3,879 for the nine months ended March 31, 2006, a increase of $3,710 from the nine months ended March 31, 2006. The primary reason for the increase was due to the issuance of notes payable during the nine months ended March 31, 2006.

We have no material commitments for capital expenditures. Our 5% convertible preferred stock (which ranks prior to our common stock), carries cumulative dividends, when and as declared, at an annual rate of $50 per share. The aggregate amount of such dividends in arrears at March 31, 2007 was approximately $489.

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

OFF-BALANCE ARRANGEMENTS

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Warning Model Management, Inc. reached a settlement with Berryman & Henigar Enterprises, during the nine months ended March 31, 2007, to pay the aggregate sum of $380, which has been paid in full. Accordingly, Dalrada's guarantee of this indebtedness in no longer applicable.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period ended March 31, 2007, covered by this quarterly report (the "Evaluation Date"), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company and SOG have been sued by Liberty Mutual Insurance Company ("Liberty") in the United States District Court for the Northern District of Illinois. The initial claim by Liberty was estimated by Liberty to be $829 and is now claimed to exceed $1,000. In July 2006, the judge dismissed Dalrada from the litigation and dismissed many, but not all, of the claims against SourceOne Group. Management has vigorously contested the claims made by Liberty. Trial is scheduled for October 2007.

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

On August 29, 2005, United Bank & Trust filed suit against the Company and other parties. The allegations of the lawsuit are that the Company guaranteed certain debt owed by InfoServices, Inc. and is liable in the amount of $678. The Company has settled this matter and at March 31, 2007, the remaining amount due is $189.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company issued 166,326 shares of common stock for the settlement of certain notes payable and accrued interest.


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

Dated: May 21, 2007

DALRADA FINANCIAL CORPORATION
(Registrant)



By: /S/ Brian Bonar
-------------------------------------
Brian Bonar
Chairman and Chief Executive Officer


By: /S/ David P. Lieberman
-------------------------------------
David P. Lieberman
Chief Financial Officer