Form 10-K
period 2019-06-30
DALRADA FINANCIAL CORP
filed 2020-01-30
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-12641

DALRADA FINANCIAL CORPORATION

(Name of Small Business Issuer in its charter)

DELAWARE	13-0021693
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID. No.)

600 La Terraza Blvd., Escondido, California 92025

(Address of principal executive offices)

858-283-1253

Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  [_]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No  ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal quarter: $1,076,915.

As of January 30, 2020, the registrant’s outstanding stock consisted of 48,281,128 common shares.

DALRADA FINANCIAL CORPORATION.

i

PART I

Item 1. Description of Business

General

Dalrada Financial Corporation, (“Dalrada”), was incorporated in September 1982 under the laws of the State of California, and reincorporated in May 1983 under the laws of the State of Delaware, trades under the symbol, OTC Pink: DFCO. Dalrada has two wholly owned operating subsidiaries, Dalrada Health Products, Corporation, a California company formed in October 2018, (“Dalrada Health”), and Dalrada Precision, Corporation, a California company, formed in June 2018 (“Dalrada Precision”).

Dalrada, through its operating subsidiaries, Dalrada Health and Dalrada Precision, has set forth a company mandate focused and dedicated to identifying, addressing and solving real-world global problems by means of the identification and acquisition of companies and products producing innovation-focused and technologically centered solutions on a global level. In doing so, Dalrada strives to deliver next-generation manufacturing, engineering, healthcare products and services. Dalrada intends to help those in the world less fortunate to have access to financially affordable options for better health and healthcare and a better quality of life. The company and its subsidiaries feel they are positioned for stable long-term growth through intelligent acquisitions, product development, market research, sound business acumen, and established operational infrastructure.

Dalrada Health Products Corporation

Dalrada Health’s focus is on the business of identifying and solving global health problems. The company is focused on developing products and services that address the unmet needs of worldwide consumers due to accessibility, affordability, or availability. Our business operations runs out of San Diego, CA.  The Chief Medical Officer of Dalrada Health Products is based in Bangalore, India, where we are conducting our clinical studies and gathering the required approvals to sell our products in India.  The current product being produced by Dalrada Health which uses 3rd party manufacturers, is our Visual Inspection by Acetic Acid (VIA) basic kits, used to pre-screen for cervical cancer.

Dalrada Precision Corporation

Dalrada Precision is focused on the acquisition of companies and products that allow for, design, engineering, manufacture and distribution solutions on a global basis. Dalrada Precision helps realize ideas from concept and delivery to after sales service, offering unique and specific solutions. At all levels and all verticals of its operations, Dalrada Precision’s mandate is the development of projects and products addressing and inculcating low carbon and green energy solutions. The Precision revenue was a result of manufactured components sold to an Original Equipment Manufacturer (OEM) of deep-ultraviolet light sources.

Subsequent Events:

Likido Ltd. (HQ)

On December 6, 2019, Dalrada, via its wholly owned subsidiary, Dalrada Precision, acquired, by stock exchange agreement, one hundred percent of Likido Ltd. (HQ), a United Kingdom engineering-design company based in Edinburgh, Scotland. Likido is an international technology company, developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and the minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and enhancing quality of life through the provision of low-carbon heating and cooling systems.

Dalrada Health Products, Corporation – VIA Kits

Dalrada Health Products has developed a Visual Inspection with Acetic Acid (VIA) kit for early detection of cervical cancer in low-and-middle income countries.  Drawing on 20+ years of obstetrics and-gynecology clinical and surgical experience, the VIA single use disposable basic kit comprises of all components for conducting VIA procedure by healthcare professionals.  The contents are manufactured in FDA approved facilities, sterilized and standardized with the objective of providing reliable equipment and reagents for standardized process, preventing cross contamination and achieving consistent results.  Proprietary staining methods yield enhanced resolution to enable image processing and patient diagnosis on hand-held mobile devices, with AI-based technology to proactively monitor and raise awareness about population health issues.  Dalrada believes it has a competitive advantage with the VIA kit that provide immediate results, easy-of-use and accessibility, pain and discomfort free testing, and a low cost solution.  India will be the first target market, and the company is in the process of obtaining the required regulatory certifications and approvals, while conducting clinical studies in collaboration with Westchester KnowledgeWorks through select hospitals in India.  Anticipated sales activity will target the Middle East / Asia, Africa, and USA.

Research and Development

We spend approximately $50,000 and $0 on research and development activities during the years ended June 30, 2019 and 2018 respectively. We anticipate that we will incur additional expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

Dalrada leases space at 600 La Terraza Blvd., Escondido, California 92025. On September 1, 2019, the Company, entered into a three-year lease agreement.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are listed on the OTC Markets Pink Sheets under the symbol DFCO. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock.

Period	High	Low
Fiscal 2019
First Quarter ended September 30, 2018	$0.0135	$0.0135
Second Quarter ended December 31, 2018	$0.018	$0.0101
Third Quarter ended March 30, 2019	$0.0305	$0.0303
Fourth Quarter ended June 30, 2019	$0.034	$0.034

Fiscal 2018
First Quarter ended September , 2017	$0.0012	$0.0012
Second Quarter ended December 31, 2017	$0.0008	$0.0008
Third Quarter ended March 30, 2018	$0.0200	$0.0155
Fourth Quarter ended June 30, 2018	$0.0235	$0.0211

Number of Holders

As of January 30, 2020, there were 48,281,128 issued and outstanding shares of common stock were held by a total of 542 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2019 and 2018. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Stock transactions for the year ended June 30, 2019:

On May 7, 2019, the Company issued 1,000,000 common shares to a related party, with a fair value of $38,585 as a reimbursement of expenses paid by the related party.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None

Item 6.  Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Report. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report (included in Item 8. Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred net income of $365,850 during the year ended June 30, 2019 and a net loss of $945,238 during the year ended June 30, 2018. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

In addition to our current deficit, we expect to incur additional losses during the foreseeable future. Until we are able to successfully execute our business plan. Consequently, we will require substantial additional capital to continue our development and marketing activities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

We are incurring increased costs as a result of being a publicly-traded company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred additional costs associated with our public company reporting requirements. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

RESULTS OF OPERATIONS

Operating Revenues

During the fiscal years ended June 30, 2019, the Company recorded revenues of $72,155 as a result of manufactured components sold to a manufacturer of deep-ultraviolet light sources which included total cost of sales of $74,996 resulting in a gross loss of $2,841. This is due to the fact that we have higher overhead costs which resulted in the gross loss. We did not have any sales revenue during the year ended June 30, 2018.

Operating Expenses

Operating expenses for the year ended June 30, 2019 was $771,897 compared to operating expenses of $91,983 during the year ended June 30, 2018. The increase in operating expenses was due to an increase in the operating activity during the year, as most of fiscal 2018 was spent on development of the Company’s proposed business operations whereas fiscal 2019 focused on the implementation of the business operations. This resulted in an increase of selling, general and administrative expenses of $629,864 as the Company commenced with the hiring of staffing during the current fiscal year.

Net Income (Loss)

Net income for the year ended June 30, 2019 was $365,850 compared to a net loss of $1,037,221 during the year ended June 30, 2018. In addition to operating revenues and expenses during the year ended June 30, 2019, the Company incurred $270,577 of expenses on the proposed acquisition of C2C Life Sciences, Inc. which was rescinded before it was completed. The Company also incurred interest expense of $853,175 for interest on outstanding payroll tax liability, and the expenses were offset by expirations of retired federal payroll tax liabilities of $2,264,340. During the year ended June 30, 2018, the Company incurred interest expense of $945,238 relating to interest on the outstanding payroll tax liability.

Payroll Taxes Gain

As of June 30, 2019, the Company had $10,982,278 (2018 - $12,392,022) of accrued Federal payroll taxes relating to years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. As of June 30, 2019, the $10,982,278 balance includes $41,773 in accrued penalties, and accrued Interest of approximately $5,694,368. Accrued Interest is compounded daily at an Effective Annual Interest Rate of approximately 7.33 percent. The quarterly sub-totals that make up the $10,982,278 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the quarterly sub-totals surpass their respective “Calculated Expiration Date” the company removes the liability from the Consolidated Balance Sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” on the Statements of Operations. For fiscal year ending June 30, 2019, the company recognized $2,264,340 in “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal year. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as at the date of these consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2019, the Company had a working capital deficit of $13,641,643 and an accumulated deficit of $104,963,228. The Company has few revenues and significant losses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Cash presently on hand is immaterial. We anticipate needing $1,000,000 over the next twelve months to fund operations for the production of our VIA kits, development of our Likido heating & cooling units, and the manufacturing of our extraction machine. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts to take pre-orders of our extraction machines (resulting in down-payments), the sales of high-margin heating & cooling units, precision parts, and healthcare VIA kits.  We are expecting orders from our Dalrada Precision customers of $1,400,000 during the calendar year 2020, and Likido has confirmed orders totaling $500,000 for January and February of 2020. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there is no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

Working Capital

As at June 30, 2019, the Company had current assets of $47,690 and current liabilities of $13,688,833 compared with current assets of $5,486 and current liabilities of $14,045,564 at June 30, 2018. The decrease in the working capital deficit was due to the fact that the Company recovered tax liability during the year which was used to offset outstanding obligations.

Cash Flows

	Year ended June 30, 2019 $	Year ended June 30, 2018 $
Cash Flows from (used in) Operating Activities	(822,392)	(31,983)
Cash Flows from (used in) Investing Activities	(5,500)	–
Cash Flows from (used in) Financing Activities	823,369	37,469
Net Increase (decrease) in Cash During Period	(4,523)	5,486

Cash flow from Operating Activities

During the year ended June 30, 2019, the Company used $822,392 of cash for operating activities compared to $31,983 during the year ended June 30, 2018. The increase in the use of cash for operating activities was due to an overall increase in operations and cash flows received from financing activities that gave the Company more flexibility to incur more day-to-day operating costs.

Cash flow from Investing Activities

During the year ended June 30, 2019 the Company purchased equipment for $5,500, during the year ended June 30, 2018 the company did not have any investing activities.

Cash flow from Financing Activities

During the year ended June 30, 2019, the Company received $823,369 of cash from financing activities from the issuance of notes payable compared to $37,469 received from notes payable during the year ended June 30, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

(a)	On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter.

(b)	On September 30, 2019, the Company issued a $131,265 promissory note to a related party for compensation paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

(c)	On September 30, 2019, the Company issued a $2,075 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

Subsequent Events (continued)

(d)	On September 30, 2019, the Company issued a $3,375 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

(e)	On September 30, 2019, the Company issued a $36,370 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

(f)	On September 30, 2019, the Company issued a $1,865 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

(g)	On September 30, 2019, the Company issued a $93,137 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

(h)	Likido Ltd. (HQ)

On December 6, 2019, Dalrada, via its wholly owned subsidiary, Dalrada Precision, acquired, by stock exchange agreement, one hundred percent of Likido Ltd. (HQ) in exchange of 6,118,000 shares of the Company’s common stock. Likido, a United Kingdom engineering-design company based in Edinburgh, Scotland. Likido is an international technology company, developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and the minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and enhancing quality of life through the provision of low-carbon heating and cooling systems. In connection with the purchase of Likido, the Company is obligated to fund operations for a total up to $600,000. Subsequent to June 30, 2019, the Company incurred research and development expenses of $260,000.

(i)	Lease agreement - On September 1, 2019, the Company, entered into a three-year lease agreement to lease a commercial building in Escondido, California. The building is owned by related party.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note (1) of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued guidance to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Certain amendments should be applied prospectively, while all other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance.

In February 2018, the FASB issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 which simplifies the accounting for certain financial instruments with down round features. The new standard will reduce income statement volatility for companies that issue warrants and convertible instruments containing such features.

The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the new guidance.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed below in our financial statements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

DALRADA FINANCIAL CORPORATION

Consolidated Financial Statements

For the Years Ended June 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dalrada Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dalrada Financial Corporation and subsidiaries (collectively the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses, used cash flows from operating activities and has a significant working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon

We have served as the Company’s auditor since 2019.

San Diego, California

January 30, 2020

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets

	June 30, 2019 $	June 30, 2018 $

ASSETS

Current assets

Cash and cash equivalents	963	5,486
Accounts receivable	27,959	–
Inventory	18,768	–

Total current assets	47,690	5,486

Property and equipment	5,500	–

Total assets	53,190	5,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	73,681	1,073
Accrued payroll taxes, penalties and interest	10,980,278	12,392,022
Accounts payable and accrued liabilities – related parties	417,133	37,469
Accrued compensation	–	1,615,000
Notes payable – related parties	342,741	–
Convertible note payable – related party	1,875,000	–

Total liabilities	13,688,833	14,045,564

Commitments and contingencies (Note 9)

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 100,000 shares with a par value of $1,000 per share
Issued and outstanding: nil and nil shares, respectively	–	–

Common stock Authorized: 1,000,000,000 shares with a par value of $0.005 per share
Issued and outstanding: 48,281,128 and 47,281,128 shares, respectively	241,406	236,406

Additional paid-in capital	91,086,179	91,052,594
Accumulated deficit	(104,963,228)	(105,329,078)

Total stockholders’ deficit	(13,635,643)	(14,040,078)

Total liabilities and stockholders’ deficit	53,190	5,486

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Operations

	Year ended June 30, 2019 $	Year ended June 30, 2018 $

Revenue	72,155	–
Cost of revenue	74,996	–

Gross loss	(2,841)	–

Operating expenses

Selling, general and administrative	721,847	91,983
Research and development	50,050	–

Total operating expense	771,897	91,983

Loss before other income (expense)	(774,738)	(91,983)

Other income (expense)

Expenses incurred on proposed acquisition	(270,577)	–
Interest expense	(853,175)	(945,238)
Gain on expiration of accrued tax liability	2,264,340	–

Total other income (expense)	1,140,588	(945,238)

Net income (loss)	365,850	(1,037,221)

Net income (loss) per share, basic	0.01	(0.02)
Net income (loss) per share, diluted	0.00	(0.02)

Weighted average common shares outstanding, basic	47,429,073	47,281,128
Weighted average common shares outstanding, diluted	102,576,132	47,281,128

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Par value	capital	Deficit	Deficit
	#	$	$	$	$

Balance, June 30, 2017	47,281,128	236,406	91,052,594	(104,291,857)	(13,002,857)

Net loss for the year	–	–	–	(1,037,221)	(1,037,221)

Balance, June 30, 2018	47,281,128	236,406	91,052,594	(105,329,078)	(14,040,078)

Stock issued to related party – reimburse expenses	1,000,000	5,000	33,585	–	38,585

Net income for the year	–	–	–	365,850	365,850

Balance, June 30, 2019	48,281,128	241,406	91,086,179	(104,963,228)	(13,635,643)

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Year Ended June 30, 2019 $	Year Ended June 30, 2018 $

Operating activities

Net income (loss) for the year	365,850	(1,037,221)

Changes in operating assets and liabilities:

Accounts receivable	(27,959)	–
Inventory	(18,768)	–
Accounts payable and accrued liabilities	10,229	–
Accrued payroll taxes, penalties and interest	(1,411,744)	945,238
Accrued compensation	260,000	60,000

Net cash used in operating activities	(822,392)	(31,983)

Investing Activities
Purchase of property and equipment	(5,500)	–
Net cash used in investing activities	(5,500)	–

Financing activities

Related party advances and notes payable – related parties	823,369	37,469

Net cash provided by financing activities	823,369	37,469

Increase (decrease) in cash	(4,523)	5,486

Cash, beginning of period	5,486	–

Cash, end of period	963	5,486

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities:

Conversion of accrued wages to convertible note payable - related party	1,875,000	–
Stock issued to related party – reimburse expenses	38,585	–

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2019 and 2018

1.	Organization and Nature of Operations

Dalrada Financial Corporation (the “Company”) was incorporated in September 1982 under the laws of the State of California, and reincorporated in May 1983 under the laws of the State of Delaware.

In June 2018, the Company created a new subsidiary, Dalrada Precision Corp. (“Dalrada Precision”), a mechanical contract provider. It extends the client’s engineering and operations team by helping devise bespoke manufacturing solutions tailored to its products. Dalrada Precision can enter at any stage of the product lifecycle from concept and design to mass production and logistics.

In October 2018, the Company created a new subsidiary, Dalrada Health Products Corp (“Dalrada Health”). Dalrada Health will partner with client companies for the distribution of medical disposables, hospital equipment & furniture, medical devices, laboratory and dental products. In May 2019, Dalrada Health acquired a new subsidiary, C2C Life Sciences, Inc. (“C2C”). On November 1, 2019, the acquisition was rescinded, as the Company never gained control over C2C. Such costs incurred in connection with this rescinded acquisition, have been reflected in these financials as other expense.

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2019, the Company has a working capital deficit of $13,641,143 and an accumulated deficit of $104,963,228. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

(b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Dalrada Precision, a company incorporated in the State of California, since June 25, 2018 (date of incorporation), and Dalrada Health, a company incorporated in the State of California, since October 2, 2018 (date of incorporation). All inter-company transactions and balances have been eliminated on consolidation.

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2019 and 2018

(c)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of inventory, valuation of accrued payroll tax liabilities, variables used in the computation of share-based compensation, and deferred income tax asset valuation allowances.

The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Inventory

Inventory is comprised of goods purchased for resale, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

(f)	Equipment

Equipment is comprised of machinery and is recorded at the lower of cost or net book value and amortized on a straight-line basis over an estimated useful life of three to five years.

(g)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2019 and 2018

(g)	Financial Instruments (continued)

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(i)	Revenue Recognition

The Company recognizes and accounts for revenue in accordance with ASC 606 as a principal on the sale of goods. Pursuant to ASC 606, revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

The Company’s revenue is derived from the sales of its products, which represents net sales recorded in the Company’s consolidated statements of operations. Product sales are recognized when performance obligations under the terms of the contract with the customer are satisfied. Typically, this would occur upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. The Company measures revenue as the amount of consideration to which it expects to be entitled in exchange for transferring goods (transaction price). The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances is inherently uncertain and may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Reserves for returns, and markdowns are included within accrued expenses and other liabilities. Allowance and discounts are recorded in accounts receivable, net and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheets.

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2019 and 2018

(j)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

(k)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2019 and 2018, the Company has no items representing comprehensive income or loss.

(l)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

Year Ended
June 30,
2019
Weighted average number of common shares outstanding - Basic	47,429,073
Potentially dilutive common stock equivalents (convertible note payable - related party)	55,147,059
Weighted average number of common shares outstanding - Diluted	102,576,132

There were no outstanding dilutive securities during the year ended June 30, 2018. There were no adjustments to the numerator during the year ended June 30, 2019.

Recent Accounting Pronouncements

In August 2018, the FASB issued guidance to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Certain amendments should be applied prospectively, while all other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance.

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2019 and 2018

In February 2018, the FASB issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 which simplifies the accounting for certain financial instruments with down round features. The new standard will reduce income statement volatility for companies that issue warrants and convertible instruments containing such features.

The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the new guidance.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Accrued Payroll Taxes

As of June 30, 2019, and 2018, the Company had $10,980,278 and $12,392,022, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $10,980,278 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the consolidated statements of operations. For fiscal years ended June 30, 2019 and 2018, the Company recognized $852,595 and $945,238, respectively, of penalties and interest within interest expense on the consolidated statements of operations. For fiscal years ended June 30, 2019 and 2018, the Company recognized $2,264,340 and $0, respectively, within “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal years. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as at the date of these consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2019 and 2018

4.	Notes Payable – Related Parties

a)	During the year ended June 30, 2019, the Company issued a $38,615 promissory note to a related party for compensation paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at June 30, 2019, the outstanding balance of the promissory note was $39,195 (2018 - $nil).

b)	During the year ended June 30, 2019, the Company issued a $37,469 promissory note to a related party for legal services and other expenses incurred to reinstate the Company to a current status with the state of Delaware. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at June 30, 2019, the outstanding balance of the promissory note was $37,469 (2018 - $37,469, reflected as accounts payable accrued liabilities related party).

c)	As at June 30, 2019, the Company owed $2,250 (2018 – $nil) to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services for which the Company is charged $4,500 on a monthly basis. The amount is unsecured, bears interest at 3% per annum, and due 360 days from the date of issuance.

d)	As at June 30, 2019, the Company owed $1,630 (2018 – $nil) to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. The amount is unsecured, bears interest at 3% per annum, and due 360 days from the date of issuance.

e)	As at June 30, 2019, the Company owed $262,197 (2018 – $nil) to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company in connection with the C2C acquisition which did not occur. The amount is unsecured, bears interest at 3% per annum, and due 360 days from the date of issuance.

5.	Convertible Note Payable – Related Parties

As at June 30, 2019, the Company owed $1,875,000 (2018 – $1,615,000, reflected as accrued compensation) to the Chief Executive Officer of the Company for compensation. The amount is unsecured, bears interest at 3% per annum, due one year from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature.

During the year ended June 30, 2019, the Company incurred $260,000 (2018 - $60,000) in consulting fees to the Chief Executive Officer of the Company. At the time, the Company didn’t have a formal arrangement with the Chief Executive Officer for the payment of such.

6.	Common Shares

On May 7, 2019, the Company issued 1,000,000 common shares to a direct relative of the Chief Executive Officer for reimbursement of expenses. The fair value of the common stock issued was similar to that of the fair market value on the date of issuance.

7.	Related Party Transactions

As at June 30, 2019, the Company owed $417,133 (2018 - $nil) to related parties for reimbursement of various operating expenses, which has been recorded in accounts payable and accrued liabilities – related parties. This amount includes $27,000 of management fees, which consists of accounting and administrative services to Trucept Inc., a related party company controlled by the Chief Executive Officer of the Company. The management fee agreement calls for monthly payments of $4,500. The agreement is ongoing until terminated by either party.

See Notes 4, 5, 6 and 9 for additional related party transactions.

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2019 and 2018

8.	Income Taxes

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The tax years ending 2017 through 2019 remain subject to examination for federal tax purposes and remain subject to examination in significant state tax jurisdictions. The Company has yet to file their income tax return for the year ended June 30, 2019.

As of June 30, 2019, the Company had federal and state net operating loss carry forwards of $818,000 that may be offset against future taxable income which will begin to expire in 2038 through 2041.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended June 30, 2019 and 2018 is as follows:

	2019	2018
Current:
Federal	$–	$–
State	–	–
Foreign	–	–
	–	–
Deferred:
Federal	(165,038)	(6,716)
State	(45,852)	(1,866)
	(210,890)	(8,582)
Valuation allowance	210,890	8,582
Total provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets as of June 30, 2019 and 2018 were as follows:

	2019	2018
Net Operating Loss Carryforwards	$219,472	$8,582
Gross Deferred Tax Assets	219,472	8,582

Valuation Allowance	(219,472)	(8,582)
Net Deferred Tax Assets	$–	$–

Reconciliation of the statutory federal income tax to the Company's effective tax:

The difference in the effective rate and the statutory rate is due to permanent differences, primarily deductibility of penalties and interest on accrued payroll tax liabilities and the gains related to the expiration of the statute of limitations for accrued payroll tax liabilities.

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2019 and 2018

9.	Commitments and Contingencies

(a)	On September 1, 2019, the Company, entered into a three-year lease agreement to lease a commercial building in Escondido, California. The building is owned by related party. Under the terms of the lease agreement, the Company is committed to the following minimum lease payments:

Fiscal year ended	$

June 30, 2020	12,804
June 30, 2021	17,457
June 30, 2022	17,980
June 30, 2023	18,112

Total minimum lease payments	66,353

10.	Subsequent Events

(a)	On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000.00) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter.

(b)	On September 30, 2019, the Company issued a $131,265 promissory note to a related party for compensation paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

(c)	On September 30, 2019, the Company issued a $2,075 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

(d)	On September 30, 2019, the Company issued a $3,375 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2019 and 2018

(e)	On September 30, 2019, the Company issued a $36,370 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

(f)	On September 30, 2019, the Company issued a $1,865 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

(g)	On September 30, 2019, the Company issued a $93,137 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

(h)	Likido Ltd. (HQ)

On December 6, 2019, Dalrada, via its wholly owned subsidiary, Dalrada Precision, acquired, by stock exchange agreement, one hundred percent of Likido Ltd. (HQ) in exchange of 6,118,000 shares of the Company’s common stock. Likido, a United Kingdom engineering-design company based in Edinburgh, Scotland. Likido is an international technology company, developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and the minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and enhancing quality of life through the provision of low-carbon heating and cooling systems. In connection with the purchase of Likido, the Company is obligated to fund operations for a total up to $600,000. Subsequent to June 30, 2019, the Company incurred research and development expenses of $260,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 COSO Framework").

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management concluded we have a material weakness due to lack of segregation of duties and accounting for complex debt and equity transactions. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is mainly one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. We have hired an additional administrative person and retained an outside professional firm to assist in the separation of duties on an ongoing basis. The use of the outside firm has proven successful in assisting in the separation of duties. During the year the Company had several audit adjustments related to accounting for complex debt and equity that were deemed material. Management did not have sufficient experience to review these complex debt and equity transactions. As such, we believe this deficiency to have been a material weakness.

However, additional people are not needed to do the administrative work therefore segregation of duties will continue to be an ongoing weakness.

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of June 30, 2019.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of June 30, 2019 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held

Brian Bonar	72	CEO and Director

Pauline Gourdie	48	Director

Brian Kendrick	57	Director

Fletcher A. Robbe	69	Director

Background of Directors and Executive Officers

Brian Bonar, CEO and sole director has over 18 years of experience with IBM in Europe, Asia and the USA and an additional 20 years in high growth companies both private and public in various locations in the USA and the United Kingdom. From 2003 until 2006, Mr. Bonar was the Chairman and CEO of The Solvis Group, which provides staffing, PEO and ASO services to mainly the medical and call centre market segments. From 2004 until 2009, Mr. Bonar was the Chairman and CEO of Dalrada Financial Corporation, a California based financial service corporation providing workers compensation, health insurance and various other insurance products directly to the end consumer and marketed via various PEO and staffing companies.

From September 2007 until 2009, Mr. Bonar was the President and a member of the board of directors of Allegiant Professional, a publicly traded company. Also from September 2007 until 2009, Mr. Bonar founded AMS Outsourcing, a PEO focusing mainly in the transport market place and also established an international presence in the Czech Republic and Mexico. From 2004 to 2009, he was a member of the board of directors of the following companies and organizations: The Solvis Group, Warning Management Corporation, Dalrada Financial Corporation, American Marine LLC, Alliance National Insurance Company and The Boys and Girls Club of Greater San Diego.

Mr. Bonar holds the honorary title, Lord Bonar of Wilcrick, Cardiff, Wales United Kingdom. He received a BSC in Mechanical Engineering from the Strathclyde University, Glasgow Scotland and a MBA and a PHD in the field of International Business Development Studies from the Stafford University, England UK.

Pauline Gourdie, Director - Ms. Gourdie is currently the owner/operator of CSL Staffing (“CSL”), which she established in 2016. CSL is a boutique general staffing service, providing staffing solutions for businesses in the San Diego and greater Southern California areas. Prior to that, Ms. Gourdie possesses over 20 years of experience managing individuals and teams, and was instrumental in the implementation of fulfilment and manufacturing centers for IBM and Lenovo in the United States, United Kingdom, Eastern Europe, and China.

Ms. Gourdie holds a Bachelor of Science degree in Industrial and Labor Relations from Cornell University and brings to Dalrada an extensive knowledge of supply chain management, customer account and relationship management, and recruitment and development. Ms. Gourdie was appointed to the Dalrada board as of July 29, 2019 and does not receive compensation in her role as a director.

Brian Kendrick, Director – Over 30 years starting with a short stint with Burroughs as a computer programmer. Developed one of the industry's first systems for tracking owners of aircraft throughout the world. Managed all aspects from the inspection and purchase of aircraft to delivery. Appointed July 29, 2019.

Fletcher A. Robbe, Director - As managing partner of Fletcher Robbe International Attorneys At Law, Mr. Robbe brings 43 years of international and domestic business and financial acumen as well as practical hands on experience to the personal and confidential representation of his clients comprised of Foreign Governments, Multi-National Public and Private Corporations, Investment Banking Institutions, Family Offices and Private Wealth Individuals. Mr. Robbe previously served as General Counsel for the Los Angeles World Trade Association. Appointed July 29, 2019.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

David Pickett, Dalrada Precision Corp. President | VP, Sales. For over 10 years having designed and manufactured products for the biggest OEM and Fortune 500 companies in the world, his knowledge base adds great strength to all our operational and supply chain requirements.

Family Relationships

Pauline Gourdie is the daughter of Brian Bonar.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No determination has been made as to whether any member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in the beneficial ownership of our securities with the SEC of Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. The required filings will be made.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given that we have no employees, other than our officers and directors.

Item 11. Executive and Director Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension Value	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
(h)
* Brian Bonar,	2019	260,000	0	0	0	0	0	0	260,000
CEO, Director	2018	60,000	0	0	0	0	0	0	60,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS					STOCK AWARDS
Name and Principal Position(s)(a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Brian Bonar, CEO	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal years ended June 30, 2019 and 2018.

Director Compensation

None

Employment Agreements

On July 1, 2019, the Company entered into an employment agreement with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company will compensate the Chief Executive Officer a base salary of $393,000 per annum, annual increases of 10% and a quarterly bonus based on whether the Company achieve a net profit. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter.

Report on Repricing of Options

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2019 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors act as a group.

As of June 30, 2019, we had a total of 48,281,128 shares of common stock issued and outstanding. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Brian Bonar, Principal Executive Officer and Director	Common Shares	5,026,315	10.4%
All Officers and Directors as a Group	Common Shares	5,026,315	10.4%

Item 13. Certain Relationships, Related Transactions and Director Independence

Year Ended June 30, 2019

a)       During the year ended June 30, 2019, the Company issued a $38,615 promissory note to a related party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at June 30, 2019, the outstanding balance of the promissory note was $39,195 (2018 - $nil).

b)       During the year ended June 30, 2018, the Company issued a $37,469 promissory note to a related party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at June 30, 2019, the outstanding balance of the promissory note was $37,469 (2018 - $37,469).

c)       As at June 30, 2019, the Company owed $1,875,000 (2018 – $1,615,000) to the Chief Executive Officer of the Company. The amount is unsecured, bears interest at 3% per annum, due one year from the date of issuance. On June 30, 2019, the Company amended the note agreement to include a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature.

d)       As at June 30, 2019, the Company owed $2,250 (2018 – $nil) to a related party company controlled by the Chief Executive Officer of the Company. The amount is unsecured, bears interest at 3% per annum, and due 360 days from the date of issuance.

e)       As at June 30, 2019, the Company owed $1,630 (2018 – $nil) to a related party. The amount is unsecured, bears interest at 3% per annum, and due 360 days from the date of issuance.

f)       As at June 30, 2019, the Company owed $262,197 (2018 – $nil) to a related party. The amount is unsecured, bears interest at 3% per annum, and due 360 days from the date of issuance.

g)       During the year ended June 30, 2019, the Company incurred $260,000 (2018 - $60,000) in consulting fees to the Chief Executive Officer of the Company.

h)        During the year ended June 30, 2019, the Company incurred $27,000 (2018 - $nil) in management fees to a related party company controlled by the Chief Executive Officer of the Company.

i)        As at June 30, 2019, the Company owed $417,133 (2018 - $nil) to related parties, which has been recorded in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

(j) On May 7, 2019, the Company issued 1,000,000 common shares to a direct relative of the Chief Executive Officer for reimbursement of expenses. The fair value of the common stock issued was similar to that of the fair market value on the date of issuance.

Director Independence

The OTC Bulletin Board does not have a requirement that a majority of our Board of Directors be independent. However, with respect to the definition of independence utilized by NASDAQ, our officers and directors would be deemed to be independent.

Our Audit Committee is comprised of our officers and directors. NASDAQ requires at least three members on the Audit Committee, each of whom must be independent. NASDAQ also requires that, if its Chief Executive Officer’s compensation is determined by its Compensation Committee, the Compensation Committee must be comprised solely of independent directors. The Company currently does not meet either of these requirements.

The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company or is a partner, executive officer or controlling stockholder of an entity to which the company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed the greater of $200,000 or 5% of the recipient’s consolidated gross revenue for that year or a family member serves in the current fiscal year or has served at any time during the last three fiscal years as an executive officer of the Company. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, dbbmckennon for the years ended June 30, 2019 and 2018.

	For the Year Ended June 30,
	2019	2018
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$0	$0

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and audit related fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Item 15. Exhibits

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dalrada financial Corporation

By: /s/ Brian Bonar
Date: January 30, 2020	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	January 30, 2020
Brian Bonar	and Director

