Form 10-Q
period 2019-09-30
DALRADA FINANCIAL CORP
filed 2020-02-26
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-12641

DALRADA FINANCIAL CORPORATION

(Name of Small Business Issuer in its charter)

DELAWARE	13-0021693
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID. No.)

600 La Terraza Blvd., Escondido, California 92025

(Address of principal executive offices)

858-283-1253

Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  [_]    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☑

As of February 10, 2020, the registrant’s outstanding stock consisted of 60,999,128 common shares.

DALRADA FINANCIAL CORPORATION.

2

Item 1. Financial Statements

DALRADA FINANCIAL CORPORATION

Consolidated Financial Statements

For the Quarterly Period Ended September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2019 $	June 30, 2019 $

ASSETS

Current assets

Cash and cash equivalents	12,694	963
Accounts receivable	9,343	27,959
Prepaid expenses and deposits	5,000	–
Inventory	16,557	18,768

Total current assets	43,594	47,690

Property and equipment	7,778	5,500

Total assets	51,372	53,190

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	53,023	25,250
Accrued Liabilities	23,685	23,522
Accrued payroll taxes, penalties and interest	11,174,724	10,980,278
Accounts payable and accrued liabilities – related parties	570,488	479,512
Notes payable – related parties	610,827	305,272
Convertible note payable – related party	1,875,000	1,875,000

Total liabilities	14,307,747	13,688,834

Commitments and contingencies (Note 7)	–	–

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 100,000 shares with a par value of $1,000 per share Issued and outstanding: nil and nil shares, respectively	–	–

Common stock Authorized: 1,000,000,000 shares with a par value of $0.005 per share Issued and outstanding: 48,281,128 and 47,281,128 shares, respectively	241,406	241,406

Additional paid-in capital	91,086,179	91,086,179
Accumulated deficit	(105,583,960)	(104,963,229)

Total stockholders’ deficit	(14,256,375)	(13,635,644)

Total liabilities and stockholders’ deficit	51,372	53,190

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30, 2019 $	Three months ended September 30, 2018 $

Revenue	17,317	–
Cost of revenue	6,611	–

Gross profit	10,706	–

Operating expenses:

Selling, general and administrative	271,024	124,959
Expenses incurred on terminated acquisition	149,826	–

Total operating expense	420,850	124,959

Loss before other income (expense)	(410,144)	(124,959)

Other income (expense):
Interest expense	(210,587)	(208,057)

Net loss	(620,731)	(333,016)

Net loss per share, basic	(0.01)	(0.01)
Net loss per share, diluted	(0.01)	(0.01)

Weighted average common shares outstanding, basic and diluted	48,281,128	47,281,128

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Common Stock		Preferred Stock
					Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
June 30, 2018	47,281,128	$236,406	–	–	$91,052,594	$(104,291,857)	$(13,002,857)

Net loss	–	–	–	–	–	(333,016)	(333,016)

September 30, 2018	47,281,128	$236,406	–	$–	$91,052,594	$(104,624,873)	$(13,335,873)

	Common Stock		Preferred Stock
					Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
June 30, 2019	48,281,128	$241,406	–	–	$91,086,179	$(104,963,229)	$(13,635,644)

Net loss	–	–	–	–	–	(620,731)	(620,731)

September 30, 2019	48,281,128	$241,406	–	$–	$91,086,179	$(105,583,960)	$(14,256,375)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended September 30, 2019 $	Three months ended September 30, 2018 $

Operating activities

Net loss	(620,731)	(333,016)

Changes in operating assets and liabilities:

Accounts receivable	18,616	–
Inventory	2,211	–
Prepaid expenses and other current assets	(5,000)	–
Accounts payable	4,392	(1,073)
Related party advances	132,091	(24,785)
Accrued compensation	–	65,000
Accrued liabilities	163	–
Accrued payroll taxes	194,446	208,057

Net cash used in operating activities	(273,812)	(85,817)

Investing Activities
Purchase of property and equipment	(2,278)	–
Net cash used in investing activities	(2,278)	–

Financing activities
Proceeds from related party notes payable	287,821	84,317

Net cash provided by financing activities	287,821	84,317

Increase (decrease) in cash	11,731	(1,500)

Cash, beginning of period	963	5,486

Cash, end of period	12,694	3,986

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities:

Transfer of related party advances to related party notes payable	37,469	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	Organization and Nature of Operations

Dalrada Financial Corporation (the “Company”) was incorporated in September 1982 under the laws of the State of California, and reincorporated in May 1983 under the laws of the State of Delaware.

In June 2018, the Company created a new subsidiary, Dalrada Precision Corp. (“Dalrada Precision”), a mechanical contract provider. It extends the client’s engineering and operations team by helping devise bespoke manufacturing solutions tailored to its products. Dalrada Precision can enter at any stage of the product lifecycle from concept and design to mass production and logistics. In October 2018, the Company created a new subsidiary, Dalrada Health Products Corp (“Dalrada Health”). Dalrada Health will partner with client companies for the distribution of medical disposables, hospital equipment and furniture, medical devices, laboratory and dental products. In May 2019, Dalrada Health acquired a new subsidiary, C2C Life Sciences, Inc. (“C2C”). On November 1, 2019, the acquisition was rescinded, as the Company never gained control over C2C. Such costs incurred in connection with this rescinded acquisition, have been reflected in these consolidated financial statements as expenses incurred on terminated acquisition.

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2019, the Company has a working capital deficit of $14,264,153 and an accumulated deficit of $105,583,960. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2020. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

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

(d)	Revenue Recognition

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

(e)	Stock-based Compensation

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

(f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As of September 30, 2019, and 2018, the Company has no items representing comprehensive income or loss.

(g)	Basic and Diluted Net Loss per Share

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

There were no outstanding dilutive securities during the quarter ended September 30, 2018. The weighted average number of common stock equivalents related to convertible notes payable was not included in diluted loss per share, because the effects are antidilutive, for the quarter ended September 30, 2019. There were no adjustments to the numerator during the quarters ended September 30, 2019 and 2018.

(h)	Recent Accounting Pronouncements

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

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The company adopted this standard in fiscal year 2020 and expects it to have a material impact on the Company’s consolidated financial statements due to lease agreement discussed in footnote 7. The lease commences October 1st 2019.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Accrued Payroll Taxes

As of September 30, 2019, and June 30, 2019, the Company had $11,174,724 and $10,980,278, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $11,174,724 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the consolidated statements of operations. For quarters ended September 30, 2019 and 2018, the Company recognized $194,446 and $208,057, respectively, of penalties and interest within interest expense on the consolidated statements of operations. For the quarters ended September 30, 2019 and 2018, the Company recognized $0 and $0, respectively, within “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal years. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as of the date of these consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

4.	Notes Payable – Related Parties

a)       During the year ended June 30, 2019, the Company issued a $38,615 promissory note to a related party for compensation paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2019, the outstanding principal balance of the promissory note was $38,615 and the accrued interest is $290.

b)       During the year ended June 30, 2019, the Company issued a $37,469 promissory note to a related party for legal services and other expenses incurred to reinstate the Company to a current status with the state of Delaware. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2019, the outstanding principal balance of the promissory note was $37,469 and the accrued interest is $281.

c)       As of June 30, 2019, the Company owed $2,250 to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. The Company is charged $4,500 on a monthly basis, $1,125 of which is allocated each month to Dalrada Health Products. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2019, the outstanding principal balance of the promissory note was $2,250 and the accrued interest is $17.

d)       As of June 30, 2019, the Company owed $1,630 to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2019, the outstanding principal balance of the promissory note was $1,630 and the accrued interest is $12.

e)       As of June 30, 2019, the Company owed $262,197 to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2019, the outstanding principal balance of the promissory note was $262,197 and the accrued interest is $1,966.

f)       On September 30, 2019, the Company issued a $131,265 promissory note to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

g)       On September 30, 2019, the Company issued a $2,075 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

h)       On September 30, 2019, the Company issued a $3,375 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services for which the Company is charged $1,125 on a monthly basis. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

i)       On September 30, 2019, the Company issued a $36,370 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

j)       On September 30, 2019, the Company issued a $1,865 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

k)       On September 30, 2019, the Company issued a $93,137 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

5.	Convertible Note Payable – Related Parties

As of June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of September 30, 2019, the outstanding principal balance of the promissory note was $1,875,000 and the accrued interest is $14,063.

6.	Related Party Transactions

As of September 30, 2019, and June 30, 2019, the Company owed $570,488 and $479,512 respectively to related parties for reimbursement of various operating expenses, which has been recorded in accounts payable and accrued liabilities – related parties. This amount includes $40,500 of management fees, which consists of accounting and administrative services to Trucept Inc., a related party company controlled by the Chief Executive Officer of the Company. The management fee agreement calls for monthly payments of $4,500. The agreement is ongoing until terminated by either party.

See Notes 4, 5, 6 and 8 for additional related party transactions.

7.	Commitments and Contingencies

(a)	On September 1, 2019, the Company, entered into a three-year lease agreement to lease a commercial building in Escondido, California. The building is owned by related party. Under the terms of the lease agreement, the Company is committed to the following minimum lease payments:

Fiscal year ended	$

June 30, 2020	12,804
June 30, 2021	17,457
June 30, 2022	17,980
June 30, 2023	18,112

Total minimum lease payments	66,353

8.	Subsequent Events

(a)	Likido Ltd. (HQ)

On December 6, 2019, Dalrada, via its wholly owned subsidiary, Dalrada Precision, acquired, by stock exchange agreement, one hundred percent of Likido Ltd. (HQ) in exchange of 6,118,000 shares of the Company’s common stock. Likido, a United Kingdom engineering-design company based in Edinburgh, Scotland. Likido is an international technology company, developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and the minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and enhancing quality of life through the provision of low-carbon heating and cooling systems. In connection with the purchase of Likido, the Company is obligated to fund operations for a total up to $600,000. Subsequent to September 30, 2019, the Company issued Stuart Cox 6,118,000 shares as of February 4, 2020 in exchange for 100% of Likido’s issued and outstanding shares held by Mr. Cox. The Company is still determining the impact of this transaction on the financial statements including the purchase price and the allocation of such.

(b)	Prakat stock issuance.

On January 9, 2020, DFCO purchased seventy four percent (74%) of the issued and outstanding common equity shares of Prakat Solutions Inc. a Texas corporation, (“Prakat”). The purchase was made by means of a Stock Purchase Agreement (“SPA”). The consideration for the share purchase was three million six hundred thousand, (3,600,000) common equity shares of DFCO. Prakat has a wholly owned subsidiary based in India, Prakat Solutions Private Limited, which provides global customers with software and technology solutions specializing in Test Engineering, Accessibility Engineering, Product Engineering and Application Modernization. The Prakat India team provides end to end Product Engineering services across various domains, including – Banking & Financial Services, Telecom, Retail, Healthcare, Manufacturing, Legal and IT Infrastructure. Prakat India is an ISO 9001 Certified Company . The Company is still determining the impact of this transaction on the financial statements including the purchase price and the allocation of such.

(c)	COO appointed for Dalrada Financial Corp.

The Directors have affirmed and ratify the final agreement of the employment terms of Fawad Nisar as the Chief Operating Officer of Dalrada Financial Corp. The transaction was completed on January 6, 2020. The Company and Mr. Nisar have agreed in the Employment Terms, to, among other items, the issuance, as consideration for his accepting the position of COO of the Company, of Three Million (3,000,000) common shares of the Company.

(d)	Issuance of Series F Super Voting Preferred shares.

After September 30, 2019, Dalrada Financial Corporation designated and issued 5,000 shares of Series F Super Preferred Stock to the CEO. Each share of Series F Super Preferred Stock entitles the holder to the greater of (i) one hundred thousand votes for each share of Series F Super Preferred Stock, or (ii) the number of votes equal to the number of all outstanding shares of Common Stock, plus one additional vote such that the holders of Series F Super Preferred Stock shall always constitute a majority of the voting rights of the Corporation. In any vote or action of the holders of the Series F Super Preferred Stock voting together as a separate class required by law, each share of issued and outstanding Series F Super Preferred Stock shall entitle the holder thereof to one vote per share.

The holders of Series F Super Preferred Stock shall vote together with the shares of Common Stock as one class.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Report. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $620,731 during the quarter ended September 30, 2019. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will continue to rely on related parties to fund our operations. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Operating Revenues

During the quarter ended September 30, 2019, the Company recorded revenues of $17,317 as a result of manufactured components sold to a manufacturer of deep-ultraviolet light sources which included total cost of sales of $6,611 resulting in a gross profit of $10,706. The company did not have any sales revenue during the quarter ended September 30, 2018.

Operating Expenses

Operating expenses for the quarter ended September 30, 2019 was $420,850 compared to operating expenses of $124,959 during the quarter ended September 30, 2018. The increase in operating expenses was due to an increase in the operating activity during the quarter, as most of fiscal 2019 was spent on development of the Company’s proposed business operations whereas fiscal 2020 focused on the implementation of the business operations. This resulted in an increase of selling, general and administrative expenses of $295,891.

Net Income (Loss)

Net loss for the quarter ended September 30, 2019 was $620,731 compared to a net loss of $333,016 during the quarter ended September 30, 2018. The Company also incurred interest expense of $210,587 for interest on outstanding payroll tax liability. During the quarter ended September 30, 2018, the Company incurred interest expense of $333,016 relating to interest on the outstanding payroll tax liability.

Liquidity and Capital Resources

As of September 30, 2019, the Company had a working capital deficit of $14,264,153 and an accumulated deficit of $105,583,960. The Company has few revenues and significant losses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Cash presently on hand is immaterial. We anticipate needing $1,000,000 over the next twelve months to fund operations for the production of our VIA kits, development of our Likido heating & cooling units, and the manufacturing of our extraction machine. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts to take pre-orders of our extraction machines (resulting in down-payments), the sales of high-margin heating & cooling units, precision parts, and healthcare VIA kits. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

Working Capital

As of September 30, 2019, the Company had current assets of $43,594 and current liabilities of $14,307,747 compared with current assets of $47,690 and current liabilities of $13,688,834 at September 30, 2018. The increase in the working capital deficit was mainly due to the increase in the tax liability due to interest, and the increase in related party notes payable.

Cash Flows

	Three months ended September 30, 2019 $	Three months ended September 30, 2018 $
Cash Flows from (used in) Operating Activities	(273,812)	(85,817)
Cash Flows from (used in) Investing Activities	(2,278)	–
Cash Flows from (used in) Financing Activities	287,821	84,317
Net Increase (decrease) in Cash During Period	11,731	(1,500)

Cash flow from Operating Activities

During the three months ended September 30, 2019, the Company used $273,812 of cash for operating activities compared to $85,817 used during the three months ended September 30, 2018. The increase in the use of cash for operating activities was due to an overall increase in operations and cash flows received from financing activities that gave the Company more flexibility to incur more day-to-day operating costs.

Cash flow from Investing Activities

During the three months ended September 30, 2019 the Company purchased equipment for $2,278, during the three months ended September 30, 2018 the company did not have any investing activities.

Cash flow from Financing Activities

During the three months ended September 30, 2019, the Company $287,821 of cash was provided from financing activities as from the issuance of related party notes payable compared to $84,317 received from notes payable during the three months ended September 30, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

(a)	Likido Ltd. (HQ)

On December 6, 2019, Dalrada, via its wholly owned subsidiary, Dalrada Precision, acquired, by stock exchange agreement, one hundred percent of Likido Ltd. (HQ) in exchange of 6,118,000 shares of the Company’s common stock. Likido, a United Kingdom engineering-design company based in Edinburgh, Scotland. Likido is an international technology company, developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and the minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and enhancing quality of life through the provision of low-carbon heating and cooling systems. In connection with the purchase of Likido, the Company is obligated to fund operations for a total up to $600,000. Subsequent to September 30, 2019, the Company issued Stuart Cox 6,118,000 shares as of February 4, 2020 in exchange for 100% of Likido’s issued and outstanding shares held by Mr. Cox.

(b)	Prakat Inc.

On January 9, 2020, DFCO purchased seventy four percent (74%) of the issued and outstanding common equity shares of Prakat Solutions Inc. a Texas corporation, (“Prakat”). The purchase was made by means of a Stock Purchase Agreement, (“SPA”). The consideration for the share purchase was three million six hundred thousand, (3,600,000) common equity shares of DFCO. Prakat has a wholly owned subsidiary based in India, Prakat Solutions Private Limited, which provides global customers with software and technology solutions specializing in Test Engineering, Accessibility Engineering, Product Engineering and Application Modernization. The Prakat India team provides end to end Product Engineering services across various domains, including – Banking & Financial Services, Telecom, Retail, Healthcare, Manufacturing, Legal and IT Infrastructure. Prakat India is an ISO 9001 Certified Company.

(c)	COO appointed for Dalrada Financial Corp.

The Directors have affirmed and ratify the final agreement of the employment terms of Fawad Nisar as the Chief Operating Officer of Dalrada Financial Corp. The transaction was completed on January 6, 2020. The Company and Mr. Nisar have agreed in the Employment Terms, to, among other items, the issuance, as consideration for his accepting the position of COO of the Company, of Three Million (3,000,000) common shares of the Company.

(d)	Issuance of Series F Super Voting Preferred shares.

After September 30, 2019, Dalrada Financial Corporation designated and issued 5,000 shares of Series F Super Preferred Stock to the CEO. Each share of Series F Super Preferred Stock entitles the holder to the greater of (i) one hundred thousand votes for each share of Series F Super Preferred Stock, or (ii) the number of votes equal to the number of all outstanding shares of Common Stock, plus one additional vote such that the holders of Series F Super Preferred Stock shall always constitute a majority of the voting rights of the Corporation. In any vote or action of the holders of the Series F Super Preferred Stock voting together as a separate class required by law, each share of issued and outstanding Series F Super Preferred Stock shall entitle the holder thereof to one vote per share.

The holders of Series F Super Preferred Stock shall vote together with the shares of Common Stock as one class.

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

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The company adopted this standard in fiscal year 2020 and expects it to have a material impact on the Company’s consolidated financial statements due to lease agreement discussed in footnote 7. The lease commences October 1st 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The control weaknesses mentioned below were first identified during the year ended June 30th 2019, and remain unremedied.

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

Our management concluded we have a material weakness due to the following  :

Accounting and Financial Reporting Policies and Procedures

The Company does not currently have a comprehensive and formalized accounting and financial reporting policies and procedures manual, nor do they have sufficient informal practices in place to efficiently and effectively complete a majority of the aspects of financial reporting, including performing reconciliations and preparing adequate and complete schedules. Management Plans to establish comprehensive financial reporting policies which include performing reconciliations and preparing adequate and complete schedules during fiscal year 2020.

Tracking of Contracts and Agreements

The Company should keep a master file in a centralized location of all executed contracts and agreements that the Company has entered into. In addition, the Company should document any significant transaction in an agreement. Centralizing master documents and putting them with a responsible party that is authorized to see all master documents should increase management’s ability to quickly track down important documents in the course of business and during financial reporting periods. Management plans to keep a master file in a centralized location of all executed contracts and agreements that the Company has entered into beginning fiscal year 2020.

Identification and Disclosure of Related Party Transactions

The Company does not have a formal process for identification of related parties. The Company should prepare and maintain a listing of related parties, which should be used a reference when processing transactions. The Company is currently dependent on capital from these related parties for whom make payments directly to company vendors. These procedures have resulted in the Company missing or being unaware of payments. On a go forward basis, the related party should advance the funds to the Company who in turn should make all vendor payments. This would reduce the risk of omitting the accounting for and disclosures of transactions that are paid for by related parties on the Company’s behalf. Management plans to prepare and maintain a listing of related parties, which will be used a reference when processing transactions beginning fiscal year 2020.

Account Reconciliations

All necessary monthly account reconciliations are not prepared and reviewed by management. The Company should make a listing of all reconciliations that need preparing at each period’s end along, with the manager who will review such reconciliations. Management plans to review all monthly account reconciliations during fiscal year 2020.

Evidence and Retention of Financial Data Review

The Company should document and retain all management reviews related to financial data. This includes reviews of reconciliations, accounts receivable, accounts payable, financial reports, budgets, etc. Management review procedures related to financial data should also be included in the accounting policies and procedures manual. Management plans to retain reviews of reconciliations, accounts receivable, accounts payable, financial reports, budgets, etc. during fiscal year 2020.

Accruing Liabilities and Cut-off Procedures for Accounts Payable

The Company currently does not have procedures in place to properly cut-off accounts payable and the accrual of un-invoiced liabilities. When services are performed that relate to a particular reporting period, the expenses related to those services should be properly accrued. Management plans to establishing proper cut-off procedures and will list all monthly accruals to more accurately track such liabilities during fiscal year 2020.

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of September 30, 2019.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None noted

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.      OTHER INFORMATION

None noted

ITEM 6.     EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: February 26, 2020	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	February 26, 2020
Brian Bonar	and Director

