Form 10-Q
period 2019-12-31
DALRADA FINANCIAL CORP
filed 2020-04-14
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
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

As of April 8, 2020, the registrant’s outstanding stock consisted of 60,999,128 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	December 31,	June 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$110,971	$963
Accounts receivable, net	6,325	27,959
Other receivables	43,673	–
Inventories	134,366	18,768
Prepaid expenses and deposits	18,351	–
Due from related party	132	–
Total current assets	313,818	47,690
Property and equipment, net	123,094	5,500
Goodwill	143,152	–
Right of use asset, net	121,788	–
Total assets	$701,852	$53,190

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$174,924	$25,250
Accrued liabilities	40,313	23,522
Accrued payroll taxes, penalties and interest	10,095,766	10,980,278
Accounts payable and accrued liabilities – related parties	477,313	479,512
Deferred revenue	182,850	–
Notes payable – related parties	1,524,672	305,272
Convertible notes payable – related party	1,875,000	1,875,000
Total current liabilities	14,370,838	13,688,834
Right of use liability	122,573	–
Total liabilities	14,493,411	13,688,834

Commitments and contingencies (Note 8)

Stockholders' (deficit):
Preferred stock, $0.01 par value, 100,000 shares authorized, 5,000 and no shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	50	–
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 54,399,128 shares and 48,281,128 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	271,996	241,406
Additional paid-in capital	91,329,795	91,086,179
Accumulated deficit	(105,395,500)	(104,963,229)
Accumulated other comprehensive income	2,100	–
Total stockholders' deficit	(13,791,559)	(13,635,644)
Total liabilities and stockholders' deficit	$701,852	$53,190

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenues	$32,166	$–	$49,483	$–
Cost of revenue	7,493	–	14,104	–
Gross profit	24,673	–	35,379	–

Operating expenses:
Selling, general and administrative	593,262	34,220	864,286	159,179
Research and development	271,935	–	271,935	–
Expenses incurred on terminated acquisition	20,433	108,858	170,259	108,858
Total operating expenses	885,630	143,078	1,306,480	268,037
Loss from operations	(860,957)	(143,078)	(1,271,101)	(268,037)

Other income (expense):
Interest expense	(223,008)	(216,311)	(433,595)	(424,368)
Gain on expiration of accrued tax liability	1,276,837	–	1,276,837	–
Gain (loss) on foreign exchange	(4,412)	–	(4,412)	–
Total other income (expenses)	1,049,417	(216,311)	838,830	(424,368)
Net loss before taxes	188,460	(359,389)	(432,271)	(692,405)
Income taxes	–	–	–	–
Net income (loss)	$188,460	$(359,389)	$(432,271)	$(692,405)

Foreign currency translation	2,100	–	2,100	–
Comprehensive loss	$190,560	$(359,389)	$(430,171)	$(692,405)

Net loss per common share - basic	$0.00	$(0.01)	$(0.01)	$(0.01)
Net loss per common share - diluted	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding—basic	49,943,628	47,281,128	49,112,378	47,281,128
Weighted average common shares outstanding—diluted	105,711,091	47,281,128	49,112,378	47,281,128

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at June 30, 2018	–	$–	47,281,128	$236,406	$91,052,594	$(104,291,857)	$–	$(13,002,857)
Net loss	–	–	–	–	–	(333,016)	–	(333,016)
Balance at September 30, 2018	–	–	47,281,128	236,406	91,052,594	(104,624,873)	–	(13,335,873)
Net loss	–	–	–	–	–	(359,389)	–	(359,389)
Balance at December 31, 2018	–	$–	47,281,128	$236,406	$91,052,594	$(104,984,262)	$–	$(13,695,262)

Balance at June 30, 2019	–	$–	48,281,128	$241,406	$91,086,179	$(104,963,229)	$–	$(13,635,644)
Net loss	–	–	–	–	–	(620,731)	–	(620,731)
Balance at September 30, 2019	–	–	48,281,128	241,406	91,086,179	(105,583,960)	–	(14,256,375)
Conversion of related party payable to preferred stock	5,000	50	–	–	120	–	–	170
Common stock issued pursuant to business combination	–	–	6,118,000	30,590	243,496	–	–	274,086
Net loss	–	–	–	–	–	188,460	–	188,460
Foreign currency translation	–	–	–	–	–	–	2,100	2,100
Balance at December 31, 2019	5,000	$50	54,399,128	$271,996	$91,329,795	$(105,395,500)	$2,100	$(13,791,559)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(432,271)	$(692,405)
Changes in operating assets and liabilities:
Accounts receivable	21,634	–
Other receivables	(7,476)	–
Inventories	(5,536)	(828)
Prepaid expenses and deposits	(8,220)	–
Accounts payable	58,670	(245)
Related party advances	159,196	27,261
Accrued liabilities	9,310	92,531
Accrued payroll taxes	(884,512)	424,368
Net cash used in operating activities	(1,089,205)	(149,318)
Cash flows from investing activities:
Cash acquired pursuant to business combination	172,362	–
Purchase of property and equipment	(35,566)	–
Net cash provided by investing activities	136,796	–
Cash flows from financing activities:
Proceeds from related party notes payable	1,058,005	146,327
Net cash provided by financing activities	1,058,005	146,327
Net increase (decrease) in cash and cash equivalents	105,596	(2,990)
Effect of exchange rate changes on cash	4,412	–
Cash at beginning of period	963	5,486
Cash at end of period	$110,971	$2,496

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to business combination	$274,086	$–
Fair value of assets acquired and liabilities assumed in acquisition	$130,934	$–
Transfer of related party advances to related party notes payable	$37,469	$–
Conversion of accounts payable - related parties to preferred stock	$170	$–

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

In June 2018, the Company created a new subsidiary, Dalrada Precision Corp. (“Dalrada Precision”), a mechanical contract provider. It extends the client’s engineering and operations team by helping devise bespoke manufacturing solutions tailored to its products. Dalrada Precision can enter at any stage of the product lifecycle from concept and design to mass production and logistics. In October 2018, the Company created a new subsidiary, Dalrada Health Products Corp (“Dalrada Health”). Dalrada Health will partner with client companies for the distribution of medical disposables, hospital equipment and furniture, medical devices, laboratory and dental products. In May 2019, Dalrada Health acquired a new subsidiary, C2C Life Sciences, Inc. (“C2C”). On November 1, 2019, the acquisition was rescinded, as the Company never gained control over C2C. Such costs incurred in connection with this rescinded acquisition, have been reflected in these condensed consolidated financial statements as expenses incurred on terminated acquisition.

On December 6, 2019, Dalrada, via its wholly owned subsidiary, Dalrada Precision, acquired, by stock exchange agreement, 100% of Likido Ltd. (HQ) (“Likido”) in exchange of 6,118,000 shares of the Company’s common stock. Likido, a United Kingdom engineering-design company, is based in Edinburgh, Scotland. Likido is an international technology company developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and the minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and enhancing quality of life through the provision of low-carbon heating and cooling systems. In connection with the purchase of Likido, the Company is obligated to fund operations for a total up to $600,000 (see Note 3).

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2019, the Company has a working capital deficit of $14,057,020 and an accumulated deficit of $105,395,500. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2020. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

(b)	Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Dalrada Precision, a company incorporated in the State of California, since June 25, 2018 (date of incorporation), Dalrada Health, a company incorporated in the State of California, since October 2, 2018 (date of incorporation) and Likido. All inter-company transactions and balances have been eliminated on consolidation.

(c)	Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of inventory, valuation of accrued payroll tax liabilities, valuation of acquired assets and liabilities, variables used in the computation of share-based compensation, and deferred income tax asset valuation allowances.

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

The Company’s revenue is derived from the sales of its products, which represents net sales recorded in the Company’s condensed consolidated statements of operations. Product sales are recognized when performance obligations under the terms of the contract with the customer are satisfied. Typically, this would occur upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. The Company measures revenue as the amount of consideration to which it expects to be entitled in exchange for transferring goods (transaction price). The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances is inherently uncertain and may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Reserves for returns, and markdowns are included within accrued expenses and other liabilities. Allowance and discounts are recorded in accounts receivable, net and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

(f)	Business Combinations

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the condensed consolidated statements of operations.

(g)	Impairment of Long-Lived Assets

The Company reviews its long-lived assets (property and equipment) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill is tested annually at June 30 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of December 31, 2019, there were no qualitative factors that indicated goodwill was impaired.

(h)	Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the Likido subsidiary is the British pound. The financial statements of the Company’s subsidiary were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Gains and losses arising on foreign currency denominated transactions are included in condensed consolidated statements of operations.

(i)	Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the period ended December 31, 2019, the Company’s only component of comprehensive income was foreign currency translation adjustments.

(j)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the periods using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the periods is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.

There were no outstanding dilutive securities during the three and six months ended December 31, 2018. The weighted average number of common stock equivalents related to convertible notes payable was not included in diluted loss per share, because the effects are antidilutive, for the six months ended December 31, 2019. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding for the three months ended December 31, 2019:

Three Months Ended
December 31, 2019
Weighted average number of common shares outstanding - Basic	49,943,628
Potentially dilutive common stock equivalents (convertible note payable - related party and accrued interest)	55,767,463
Weighted average number of common shares outstanding - Diluted	105,711,091

There were no adjustments to the numerator during the quarters ended December 31, 2019 and 2018.

(k)	Recent Accounting Pronouncements

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

In February 2018, the FASB issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 which simplifies the accounting for certain financial instruments with down round features. The new standard will reduce income statement volatility for companies that issue warrants and convertible instruments containing such features. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The company adopted this standard in fiscal year 2020 and it had a material impact on the Company’s condensed consolidated financial statements due to lease agreement discussed in Note 7. The lease commenced October 1, 2019.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Business Combination

Effective December 6, 2019, the Company acquired 100% of the interests of Likido. In consideration for the acquisition, the Company issued 6,118,000 shares of its common stock at $0.0448 per share, or a total fair value of $274,086.

The Likido transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized. Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition. The goodwill is not deductible for tax purposes.

The Company has made a provisional allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the preliminary purchase price allocation:

Preliminary
Purchase Price
Allocation
Cash and cash equivalents	$172,362
Other receivables	36,196
Prepaid expenses and deposits	10,000
Inventories	110,062
Due from related party	131
Property and equipment, net	80,348
Goodwill	143,152
Accounts payable	(92,799)
Accrued liabilities	(7,651)
Deferred revenue	(177,715)
Net assets acquired	$274,086

The Company has not completed the valuations necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of purchase price of the Likido acquisition. Once the valuation process is finalized, there could be changes to the reported values of the assets acquired and liabilities assumed, including goodwill and identifiable intangible assets and those changes could differ materially from what is presented above.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Likido acquisition had occurred as of July 1, 2018. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisition been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions:

	Six Months Ended
	December 31,
	2019	2018
Revenues	$311,790	$71,017
Net loss	$(414,013)	$(662,226)
Net loss per common share	$(0.01)	$(0.01)

4.	Accrued Payroll Taxes

As of December 31, 2019, and June 30, 2019, the Company had $10,095,766 and $10,980,278, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $10,095,766 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the condensed consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the condensed consolidated statements of operations. For the six months ended December 31, 2019 and 2018, the Company recognized $392,325 and $424,368, respectively, of penalties and interest within interest expense on the condensed consolidated statements of operations. For the six months ended December 31, 2019 and 2018, the Company recognized $1,276,837 and $0, respectively, within “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal periods The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as of the date of these condensed consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

5.	Notes Payable – Related Parties

a)       During the year ended June 30, 2019, the Company issued a $38,615 promissory note to a related party for compensation paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of December 31, 2019, the outstanding principal balance of the promissory note was $38,615 and the accrued interest is $579.

b)       During the year ended June 30, 2019, the Company issued a $37,469 promissory note to a related party for legal services and other expenses incurred to reinstate the Company to a current status with the state of Delaware. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of December 31, 2019, the outstanding principal balance of the promissory note was $37,469 and the accrued interest is $562.

c)       As of June 30, 2019, the Company owed $2,250 to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. The Company is charged $4,500 on a monthly basis, $1,125 of which is allocated each month to Dalrada Health Products. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of December 31, the outstanding principal balance of the promissory note was $2,250 and the accrued interest is $34.

d)       As of June 30, 2019, the Company owed $1,630 to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of December 31, 2019, the outstanding principal balance of the promissory note was $1,630 and the accrued interest is $24.

e)       As of June 30, 2019, the Company owed $262,197 to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of December 31, 2019, the outstanding principal balance of the promissory note was $262,197 and the accrued interest is $3,933.

f)       On September 30, 2019, the Company issued a $131,265 promissory note to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of December 31, 2019, the outstanding principal balance of the promissory note was $131,265 and the accrued interest is $984.

g)       On September 30, 2019, the Company issued a $2,075 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of December 31, 2019, the outstanding principal balance of the promissory note was $2,075 and the accrued interest is $16.

h)      On September 30, 2019, the Company issued a $3,375 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services for which the Company is charged $1,125 on a monthly basis. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of December 31, 2019, the outstanding principal balance of the promissory note was $3,375 and the accrued interest is $25.

i)       On September 30, 2019, the Company issued a $36,370 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of December 31, 2019, the outstanding principal balance of the promissory note was $36,370 and the accrued interest is $281.

j)       On September 30, 2019, the Company issued a $1,865 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of December 31, 2019, the outstanding principal balance of the promissory note was $1,865 and the accrued interest is $14.

k)       On September 30, 2019, the Company issued a $93,137 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of December 31, 2019, the outstanding principal balance of the promissory note was $93,137 and the accrued interest is $699.

l)       On December 31, 2019, the Company issued a $18,669 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

m)       On December 31, 2019, the Company issued a $16,165 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

n)       On December 31, 2019, the Company issued a $1,125 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. The Company is charged $4,500 on a monthly basis, $1,125 of which is allocated each month to Dalrada Health Products. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

o)       On December 31, 2019, the Company issued a $152,282 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for medical device listing fees, computer software, travel expenses, and professional consultant services Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

p)       On December 31, 2019, the Company issued a $5,270 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

q)       On December 31, 2019, the Company issued a $720,914 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

6.	Convertible Note Payable – Related Parties

As of June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of December 31, 2019, the outstanding principal balance of the promissory note was $1,875,000 and the accrued interest is $28,125.

7.	Related Party Transactions

As of December 31, 2019, and June 30, 2019, the Company owed $477,313 and $479,512 respectively to related parties for reimbursement of various operating expenses, which has been recorded in accounts payable and accrued liabilities – related parties. This amount includes $54,000 of management fees, which consists of accounting and administrative services to Trucept Inc., a related party company controlled by the Chief Executive Officer of the Company. The management fee agreement calls for monthly payments of $4,500. The agreement is ongoing until terminated by either party.

In November 2019, the Chief Executive Officer converted $170 in amounts owed from the Company into 5,000 shares of Series F Super Preferred Stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. As of December 31, 2019, the Company had $196,500 accrued within accounts payable and accrued liabilities – related parties.

See Notes 5 and 6 for additional related party transactions.

8.	Preferred Stock

The Company has 100,000 shares authorized of Series F Super Preferred Stock, par value, $0.01, of which 5,000 shares (at a fair value of $170) were issued to the CEO as of December 31, 2019. Each share of Series F Super Preferred Stock entitles the holder to the greater of (i) one hundred thousand votes for each share of Series F Super Preferred Stock, or (ii) the number of votes equal to the number of all outstanding shares of Common Stock, plus one additional vote such that the holders of Series F Super Preferred Stock shall always constitute a majority of the voting rights of the Corporation. In any vote or action of the holders of the Series F Super Preferred Stock voting together as a separate class required by law, each share of issued and outstanding Series F Super Preferred Stock shall entitle the holder thereof to one vote per share. The holders of Series F Super Preferred Stock shall vote together with the shares of Common Stock as one class.

9.	Commitments and Contingencies

Lease Commitments

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable.

Operating lease right of use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases buildings (real estate) which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company's leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

The lease term for all of the Company's leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company's leases as the reasonably certain threshold is not met.

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the six months ended December 31, 2019, management determined that there were no variable lease costs.

Operating Leases

In September 2019, the Company entered into a three-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party.   Likido entered into a lease agreement of office space in Edinburgh, Scotland. The lease matures in February 2020.   Future minimum lease payments are as follows:

Fiscal Year Ended June 30,
2020	$20,088
2021	17,457
2022	17,980
2023	18,112
Total minimum lease payments	$73,637

10.	Subsequent Events

(a)	Prakat stock issuance

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

(b)	COO appointed for Dalrada Financial Corp.

The Directors have affirmed and ratify the final agreement of the employment terms of Fawad Nisar as the Chief Operating Officer of Dalrada Financial Corp. The transaction was completed on January 6, 2020. The Company and Mr. Nisar have agreed in the Employment Terms, to, among other items, the issuance, as consideration for his accepting the position of COO of the Company, of Three Million (3,000,000) common shares of the Company’s common stock.

(c)

Coronavirus Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, to date, the Company is expecting to experience declining revenue and labor and supply shortages. Our concentrated area of operations makes it reasonably possible that we are vulnerable to the risk of a near-term severe impact.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including impairment losses related to goodwill.

(d)	Related Party Advances

From January 1, 2020 through the date the financial statements were available to be issued, the Company received advances from related parties totaling approximately $1,060,000.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $432,271 during the six months ended December 31, 2019. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will continue to rely on related parties to fund our operations. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2019 and December 31, 2018

Operating Revenues

During the three months ended December 31, 2019, the Company recorded revenues of $32,166, including $16,833 in revenues attributable to the Likido acquisition. Total cost of revenues was $7,493, resulting in a gross profit of $24,673. The company did not have any revenue during the three months ended December 31, 2018.

Operating Expenses

Operating expenses for the three months ended December 31, 2019 was $885,630 compared to operating expenses of $143,078 during the three months ended December 31, 2018. The increase in operating expenses was due to an increase in the operating activity during the quarter, as most of fiscal 2019 was spent on development of the Company’s proposed business operations whereas fiscal 2020 focused on the implementation of the business operations. The increase was also attributable to the Likido acquisition in December 2019.

Net Income (Loss)

Net income for the three months ended December 31, 2019 was $188,460 compared to a net loss of $359,389 during the three months ended December 31, 2018. The Company also incurred interest expense of $196,162 for interest on outstanding payroll tax liability and notes payables as compared to $216,311 for the three months ended December 31, 2018. During the three months ended December 31, 2019 and 2018, the Company recorded a gain on expiration of accrued tax liability of $1,276,837 and $0, respectively.

Six Months Ended December 31, 2019 and December 31, 2018

Operating Revenues

During the six months ended December 31, 2019, the Company recorded revenues of $49,483, including $16,833 in revenues attributable to the Likido acquisition. Total cost of revenues was $14,104 resulting in a gross profit of $35,379. The company did not have any revenue during the six months ended December 31, 2018.

Operating Expenses

Operating expenses for the six months ended December 31, 2019 was $1,306,480 compared to operating expenses of $268,037 during the six months ended December 31, 2018. The increase in operating expenses was due to an increase in the operating activity as most of fiscal 2019 was spent on development of the Company’s proposed business operations whereas fiscal 2020 focused on the implementation of the business operations. The increase was also partially attributable to the Likido acquisition in December 2019.

Net Loss

Net loss for the six months ended December 31, 2019 was $432,271 compared to a net loss of $692,405 during the six months ended December 31, 2018. The Company also incurred interest expense of $406,749 for interest on outstanding payroll tax liability and notes payables as compared to $549,327 for the six months ended December 31, 2018. During the six months ended December 31, 2019 and 2018, the Company recorded a gain on expiration of accrued tax liability of $1,276,837 and $0, respectively.

Liquidity and Capital Resources

As of December 31, 2019, the Company had a working capital deficit of $14,057,020 and an accumulated deficit of $105,395,500. The Company has few revenues and significant losses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Cash presently on hand is immaterial. We anticipate needing $1,000,000 over the next twelve months to fund operations for the production of our VIA kits, development of our Likido heating & cooling units, and the manufacturing of our extraction machine. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts to take pre-orders of our extraction machines (resulting in down-payments), the sales of high-margin heating & cooling units, precision parts, and healthcare VIA kits. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

Working Capital

As of December 31, 2019, the Company had current assets of $313,818 and current liabilities of $14,370,838 compared with current assets of $47,690 and current liabilities of $13,688,834 at June 30, 2019. The increase in the working capital deficit was mainly due to the increase in related party notes payable.

Cash Flows

	Six Months Ended
	December 31,
	2019	2018
Net cash used in operating activities	$(1,089,205)	$(149,318)
Net cash provided by investing activities	136,796	–
Net cash provided by financing activities	1,058,005	146,327
Net increase (decrease) in cash during the period	$110,008	$(2,990)

Cash flow from Operating Activities

During the six months ended December 31, 2019, the Company used $1,089,205 of cash for operating activities compared to $149,318 used during the six months ended December 31, 2018. The increase in the use of cash for operating activities was primarily due to the net loss due to an overall increase in operations as the Company incurred more day-to-day operating costs.

Cash flow from Investing Activities

During the six months ended December 31, 2019 the Company purchased equipment for $35,566. The Company also acquired $172,362 in cash pursuant to the Likido acquisition. During the six months ended December 31, 2018 the company did not have any investing activities.

Cash flow from Financing Activities

During the six months ended December 31, 2019, the Company received proceeds of $1,058,005 from the issuance of related party notes payable compared to $146,327 received from notes payable during the six months ended December 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

(a)	Prakat Inc.

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

(b)	COO appointed for Dalrada Financial Corp.

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

(c)	Coronavirus Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, to date, the Company is expecting to experience declining revenue and labor and supply shortages. Our concentrated area of operations makes it reasonably possible that we are vulnerable to the risk of a near-term severe impact.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including impairment losses related to goodwill.

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

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The company adopted this standard in fiscal year 2020 with a material impact on the Company’s condensed consolidated financial statements due to lease agreement discussed in footnote 7. The lease commenced October 1st 2019.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The control weaknesses mentioned below were first identified during the year ended June 30th 2019.

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

Our management concluded we have a material weakness due to the following:

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: April 14, 2020	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	April 14, 2020
Brian Bonar	and Director

