Form 10-Q
period 2020-03-31
DALRADA FINANCIAL CORP
filed 2020-06-30
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 29, 2020, the registrant’s outstanding stock consisted of 63,999,128 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$104,093	$963
Accounts receivable, net	210,897	27,959
Other receivables	267,165	–
Inventories	239,273	18,768
Prepaid expenses and other current assets	109,610	–
Due from related party	124	–
Total current assets	931,162	47,690
Property and equipment, net	264,114	5,500
Goodwill	143,152	–
Right of use asset, net	112,116	–
Total assets	$1,450,544	$53,190

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$258,677	$25,250
Accrued liabilities	184,133	23,522
Accrued payroll taxes, penalties and interest	10,268,020	10,980,278
Accounts payable and accrued liabilities – related parties	363,274	479,512
Deferred revenue	180,745	–
Notes payable – related parties	2,483,844	305,272
Convertible notes payable – related party	1,875,000	1,875,000
Other current liabilities	63,512	–
Total current liabilities	15,677,205	13,688,834
Right of use liability	113,542	–
Total liabilities	15,790,747	13,688,834

Commitments and contingencies (Note 8)

Stockholders' (deficit):
Preferred stock, $0.01 par value, 100,000 shares authorized, 5,000 and no shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	50	–
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 63,999,128 shares and 48,281,128 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	319,996	241,406
Additional paid-in capital	91,709,595	91,086,179
Noncontrolling interests	51,936	–
Accumulated deficit	(106,423,939)	(104,963,229)
Accumulated other comprehensive income	2,159	–
Total stockholders' deficit	(14,340,203)	(13,635,644)
Total liabilities and stockholders' deficit	$1,450,544	$53,190

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues	$292,418	$34,407	$341,901	$34,407
Revenues - related party	58,906	–	58,906	–
Total revenues	351,324	34,407	400,807	34,407
Cost of revenue	185,902	9,955	200,006	9,955
Gross profit	165,422	24,452	200,801	24,452

Operating expenses:
Selling, general and administrative	824,506	192,913	1,688,792	352,092
Research and development	177,874	–	449,809	–
Expenses incurred on terminated acquisition	(355)	58,362	169,904	167,220
Total operating expenses	1,002,025	251,275	2,308,505	519,312
Loss from operations	(836,603)	(226,823)	(2,107,704)	(494,860)

Other income (expense):
Interest expense	(219,483)	(213,381)	(653,078)	(637,749)
Gain on expiration of accrued tax liability	–	2,243,523	1,276,837	2,243,523
Gain (loss) on foreign exchange	16,583	–	12,171	–
Total other income (expenses)	(202,900)	2,030,142	635,930	1,605,774
Net income (loss) before taxes	(1,039,503)	1,803,319	(1,471,774)	1,110,914
Income taxes	–	–	–	–
Net income (loss)	(1,039,503)	1,803,319	(1,471,774)	1,110,914
Net income (loss) attributable to nonontrolling interests	(11,064)	–	(11,064)	–
Net income (loss) attributable to Dalrada Financial Corporation stockholders	$(1,028,439)	$1,803,319	$(1,460,710)	$1,110,914

Foreign currency translation	59	–	2,159	–
Comprehensive income (loss)	$(1,039,444)	$1,803,319	$(1,469,615)	$1,110,914

Net income (loss) per common share to Dalrada stockholders - basic	$(0.02)	$0.04	$(0.03)	$0.02
Net income (loss) per common share to Dalrada stockholders - diluted	$(0.02)	$0.02	$(0.03)	$0.01

Weighted average common shares outstanding — basic	60,737,965	47,281,128	55,897,598	47,281,128
Weighted average common shares outstanding — diluted	60,737,965	98,604,657	55,897,598	96,678,938

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Noncontrolling	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Income	Deficit

Balance at June 30, 2018	–	$–	47,281,128	$236,406	$91,052,594	$–	$(104,291,857)	$–	$(13,002,857)
Net loss	–	–	–	–	–	–	(333,016)	–	(333,016)
Balance at September 30, 2018	–	–	47,281,128	236,406	91,052,594	–	(104,624,873)	–	(13,335,873)
Net loss	–	–	–	–	–	–	(359,389)	–	(359,389)
Balance at December 31, 2018	–	–	47,281,128	236,406	91,052,594	–	(104,984,262)	–	(13,695,262)
Net income	–	–	–	–	–	–	1,803,319	–	1,803,319
Balance at March 31, 2019	–	$–	47,281,128	$236,406	$91,052,594	$–	$(103,180,943)	$–	$(11,891,943)

Balance at June 30, 2019	–	$–	48,281,128	$241,406	$91,086,179	$–	$(104,963,229)	$–	$(13,635,644)
Net loss	–	–	–	–	–	–	(620,731)	–	(620,731)
Balance at September 30, 2019	–	–	48,281,128	241,406	91,086,179	–	(105,583,960)	–	(14,256,375)
Conversion of related party payable to preferred stock	5,000	50	–	–	120	–	–	–	170
Common stock issued pursuant to business combination	–	–	6,118,000	30,590	243,496	–	–	–	274,086
Net income	–	–	–	–	–	–	188,460	–	188,460
Foreign currency translation	–	–	–	–	–	–	–	2,100	2,100
Balance at December 31, 2019	5,000	50	54,399,128	271,996	91,329,795	–	(105,395,500)	2,100	(13,791,559)
Common stock issued pursuant to acquisitions	–	–	6,600,000	33,000	222,000	63,000	–	–	318,000
Common stock issued for services	–	–	3,000,000	15,000	157,800	–	–	–	172,800
Net loss	–	–	–	–	–	(11,064)	(1,028,439)	–	(1,039,503)
Foreign currency translation	–	–	–	–	–	–	–	59	59
Balance at March 31, 2020	5,000	$50	63,999,128	$319,996	$91,709,595	$51,936	$(106,423,939)	$2,159	$(14,340,203)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,471,774)	$1,110,914
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development expenses associated with asset acquisition	92,083	–
Common stock issued for services	172,800	–
Changes in operating assets and liabilities:
Accounts receivable	(25,394)	(31,186)
Other receivables	(108,779)	–
Inventories	(110,443)	–
Prepaid expenses and deposits	(54,905)	(50,000)
Accounts payable	107,015	41,262
Related party advances	87,134	176,011
Accrued liabilities	38,918	157,531
Accrued payroll taxes	(712,258)	(1,605,774)
Other current liabilities	42,765	–
Net cash used in operating activities	(1,942,838)	(201,242)
Cash flows from investing activities:
Cash acquired pursuant to business combinations	234,261	–
Purchase of property and equipment	(160,515)	(5,500)
Net cash provided by (used in) investing activities	73,744	(5,500)
Cash flows from financing activities:
Proceeds from related party notes payable	1,975,200	204,689
Net cash provided by financing activities	1,975,200	204,689
Net increase (decrease) in cash and cash equivalents	106,106	(2,053)
Effect of exchange rate changes on cash	(2,976)	–
Cash at beginning of period	963	5,486
Cash at end of period	$104,093	$3,433

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to business combinations	$436,086	$–
Fair value of assets acquired and liabilities assumed in acquisitions	$355,934	$–
Fair value of noncontrolling interest acquired in acquisition	$63,000	$–
Transfer of related party advances to related party notes payable	$37,469	$–
Conversion of accounts payable - related parties to preferred stock	$170	$–

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

On January 9, 2020, Dalrada purchased seventy two percent (72%) of the issued and outstanding common equity shares of Prakat Solutions Inc. a Texas corporation, (“Prakat”). The purchase was made by means of a Stock Purchase Agreement (“SPA”). The consideration for the share purchase was three million six hundred thousand, (3,600,000) common equity shares of DFCO. Prakat has a wholly owned subsidiary based in India, Prakat Solutions Private Limited, which provides global customers with software and technology solutions specializing in Test Engineering, Accessibility Engineering, Product Engineering and Application Modernization. The Prakat India team provides end to end Product Engineering services across various domains, including – Banking & Financial Services, Telecom, Retail, Healthcare, Manufacturing, Legal and IT Infrastructure. Prakat India is an ISO 9001 Certified Company. The Company is still determining the impact of this transaction on the financial statements including the purchase price and the allocation of such (see Note 3).

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2020, the Company has a working capital deficit of $14,746,043 and an accumulated deficit of $106,423,939. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company also earns revenue from engineering and consulting services from its Prakat subsidiary. These services are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project, which represents transfer of control to the customer.

The following table presents revenue by type:

	Nine Months Ended
	March 31,
	2020	2019
Product sales	$155,054	$34,407
Engineering and consulting services - third parties	186,847	–
Engineering and consulting services - related party	58,906	–
Total revenue	$400,807	$34,407

(e)	Stock-based Compensation

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

(f)	Business Combinations and Acquisitions

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase.

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

The weighted average number of common stock equivalents related to convertible notes payable was not included in diluted loss per share, because the effects are antidilutive, for the three and nine months ended March 31, 2020. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding for the three and nine months ended March 31, 2019:

	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Weighted average number of common shares outstanding - Basic	47,281,128	47,281,128
Potentially dilutive common stock equivalents (convertible note payable - related party and accrued interest)	51,323,529	49,397,810
Weighted average number of common shares outstanding - Diluted	98,604,657	96,678,938

There were no adjustments to the numerator during the quarters ended March 31, 2020 and 2019.

(k)	Recent Accounting Pronouncements

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

In February 2018, the FASB issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new guidance.

In July 2017, the FASB issued ASU 2017-11 which simplifies the accounting for certain financial instruments with down round features. The new standard will reduce income statement volatility for companies that issue warrants and convertible instruments containing such features. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of the new guidance.

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

3.	Business Combinations and Acquisition Likido

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

The Company has made a provisional allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the preliminary purchase price allocation:

Preliminary
Purchase Price
Allocation
Cash and cash equivalents	$172,362
Other receivables	36,196
Prepaid expenses and deposits	10,000
Inventories	110,062
Due from related party	131
Property and equipment, net	80,348
Goodwill	143,152
Accounts payable	(92,799)
Accrued liabilities	(7,651)
Deferred revenue	(177,715)
Purchase price consideration	$274,086

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

Prakat

Effective January 9, 2020, the Company acquired 72% of the common equity shares of Prakat. In consideration for the acquisition, the Company issued 3,600,000 shares of its common stock at $0.0450 per share, or a total fair value of $162,000.

The Prakat transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired, liabilities assumed and the fair value of the noncontrolling interests. These values are subject to change as we perform additional reviews of our assumptions utilized. Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition. The goodwill is not deductible for tax purposes.

The Company has made a provisional allocation of the purchase price in regard to the acquisition related to the assets acquired, liabilities assumed and noncontrolling interests as of the purchase date. The following table summarizes the preliminary purchase price allocation:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$61,899
Accounts receivable, net	157,544
Other receivables	122,190
Prepaid expenses and other current assets	44,573
Property and equipment, net	7,189
Accounts payable	(33,614)
Accrued liabilities	(114,212)
Other current liabilities	(20,569)
Noncontrolling interests	(63,000)
Purchase price consideration	$162,000

The Company has not completed the valuations necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of purchase price of the Prakat acquisition. Once the valuation process is finalized, there could be changes to the reported values of the assets acquired and liabilities assumed, including goodwill and identifiable intangible assets and those changes could differ materially from what is presented above.

Shark

On March 23, 2020, the Company entered into a Stock Purchase Agreement to acquire Shark Innovative Technologies Corp. (“Shark”). The Company acquired all of the issued and outstanding common shares, including business plans and access to contacts of Shark. In consideration for the acquisition, the Company issued 3,000,000 shares of its common stock at $0.0310 per share, or a total fair value of $93,000.

The Company evaluated the acquisition of the purchased assets under ASC 805 and concluded that as substantially all of the fair value of the gross assets acquired is concentrated in an identifiable group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. The purchase price of the Shark assets are as follows:

Cash and cash equivalents	$917
Research and development	92,083
Purchase price consideration	$93,000

The acquired research and development was recorded as an expense in the consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Likido and Prakat’s acquisitions had occurred as of July 1, 2018. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisition been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions:

	Nine Months Ended
	March 31,
	2020	2019
Revenues	$1,094,860	$1,147,123
Net income (loss) attributable to Dalrada	$(1,363,426)	$1,493,306
Net income (loss) per common share	$(0.02)	$0.03

4.	Accrued Payroll Taxes

As of March 31, 2020, and June 30, 2019, the Company had $10,268,020 and $10,980,278, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $10,268,020 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the condensed consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the condensed consolidated statements of operations. For the nine months ended March 31, 2020 and 2019, the Company recognized $564,479 and $637,749, respectively, of penalties and interest within interest expense on the condensed consolidated statements of operations. For the nine months ended March 31, 2020 and 2019, the Company recognized $1,276,837 and $2,243,523, respectively, within “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal periods The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as of the date of these condensed consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

5.	Notes Payable – Related Parties

a)       During the year ended June 30, 2019, the Company issued a $38,615 promissory note to a related party for compensation paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $38,615 and the accrued interest is $869.

b)       During the year ended June 30, 2019, the Company issued a $37,469 promissory note to a related party for legal services and other expenses incurred to reinstate the Company to a current status with the state of Delaware. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $37,469 and the accrued interest is $843.

c)       As of June 30, 2019, the Company owed $2,250 to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. The Company is charged $4,500 on a monthly basis, $1,125 of which is allocated each month to Dalrada Health Products. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $2,250 and the accrued interest is $51.

d)       As of June 30, 2019, the Company owed $1,630 to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $1,630 and the accrued interest is $37.

e)       As of June 30, 2019, the Company owed $262,197 to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $262,197 and the accrued interest is $5,899.

f)       On September 30, 2019, the Company issued a $131,265 promissory note to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $131,265 and the accrued interest is $1,969.

g)       On September 30, 2019, the Company issued a $2,075 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $2,075 and the accrued interest is $31.

h)      On September 30, 2019, the Company issued a $3,375 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services for which the Company is charged $1,125 on a monthly basis. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $3,375 and the accrued interest is $51.

i)       On September 30, 2019, the Company issued a $36,370 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $36,370 and the accrued interest is $546.

j)       On September 30, 2019, the Company issued a $1,865 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $1,865 and the accrued interest is $42.

k)       On September 30, 2019, the Company issued a $93,137 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $93,137 and the accrued interest is $1,397.

l)       On December 31, 2019, the Company issued a $18,669 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $18,669 and the accrued interest is $140.

m)       On December 31, 2019, the Company issued a $16,165 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $16,165 and the accrued interest is $121.

n)       On December 31, 2019, the Company issued a $1,125 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. The Company is charged $4,500 on a monthly basis, $1,125 of which is allocated each month to Dalrada Health Products. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $1,125 and the accrued interest is $8.

o)       On December 31, 2019, the Company issued a $152,282 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for medical device listing fees, computer software, travel expenses, and professional consultant services Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $152,282 and the accrued interest is $1,142.

p)       On December 31, 2019, the Company issued a $5,270 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $5,270 and the accrued interest is $40.

q)       On December 31, 2019, the Company issued a $720,914 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of March 31, 2020, the outstanding principal balance of the promissory note was $720,914 and the accrued interest is $5,407.

r)       On March 31, 2020, the Company issued a $233,886 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

s)       On March 31, 2020, the Company issued a $1,120 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

t)       On March 31, 2020, the Company issued a $175,742 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

u)       On March 31, 2020, the Company issued a $14,655 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

v)       On March 31, 2020, the Company issued a $1,165 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

w)       On March 31, 2020, the Company issued a $417,996 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

x)       On March 31, 2020, the Company issued a $79,866 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

y)       On March 31, 2020, the Company issued a $55,868 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance.

6.	Convertible Note Payable – Related Parties

As of June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of March 31, 2020, the outstanding principal balance of the promissory note was $1,875,000 and the accrued interest is $42,758.

7.	Related Party Transactions

As of March 31, 2020, and June 30, 2019, the Company owed $363,274 and $479,512 respectively to related parties for reimbursement of various operating expenses, which has been recorded in accounts payable and accrued liabilities – related parties. This amount includes $54,000 of management fees, which consists of accounting and administrative services to Trucept Inc., a related party company controlled by the Chief Executive Officer of the Company. The management fee agreement calls for monthly payments of $4,500. The agreement is ongoing until terminated by either party.

During the three months end March 31, 2020, the Company’s Prakat subsidiary recorded revenues of $58,906 for engineering and consulting services provided to Trucept.

In November 2019, the Chief Executive Officer converted $170 in amounts owed from the Company into 5,000 shares of Series F Super Preferred Stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. As of March 31, 2020, the Company had $294,750 accrued within accounts payable and accrued liabilities – related parties.

On January 6, 2020, the Directors affirmed and ratified the final agreement of the employment terms of Fawad Nisar as the Chief Operating Officer of Dalrada Financial Corp. The Company and Mr. Nisar have agreed in the Employment Terms, to, among other items, the issuance, as consideration for his accepting the position of COO of the Company, of 3,000,000 shares of the Company’s common stock. The fair value of $172,800 is included in selling, general and administrative expenses in the consolidated statements of operations.

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the nine months ended March 31, 2020, management determined that there were no variable lease costs.

Right of Use Asset

In September 2019, the Company entered into a three-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $132,860 and used an effective borrowing rate of 3% within the calculation. The lease agreements mature in September 2022. Minimum remaining rental payments in 2020, 2021 and 2022 are $34,109, $46,726 and $35,827, respectively, and the imputed interest is $6,316.

10.	Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $1,471,774 during the nine months ended March 31, 2020. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will continue to rely on related parties to fund our operations. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 and March 31, 2019

Operating Revenues

During the three months ended March 31, 2020, the Company recorded revenues of $351,324, including $245,753 attributable to the Prakat acquisition. Total cost of revenues was $185,902, resulting in a gross profit of $165,422. The Company had revenues and gross profit of $34,407 and $24,452 during the three months ended March 31, 2019, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 was $1,002,025 compared to operating expenses of $251,275 during the three months ended March 31, 2019. The increase in operating expenses was due to an increase in the operating activity during the quarter, as most of fiscal 2019 was spent on development of the Company’s proposed business operations whereas fiscal 2020 focused on the implementation of the business operations. The increase was also attributable to the Likido acquisition in December 2019 and Prakat acquisition in January 2020.

Net Income (Loss)

Net loss for the three months ended March 31, 2020 was $1,039,503 compared to a net income of $1,803,319 for the three months ended March 31, 2019. The Company incurred interest expense of $219,483 for interest on outstanding payroll tax liability and notes payables during the quarter. During the three months ended March 31, 2019, the Company recorded a gain on expiration of accrued tax liability of $2,243,523.

Nine Months Ended March 31, 2020 and March 31, 2019

Operating Revenues

During the nine months ended March 31, 2020, the Company recorded revenues of $400,807, including $245,753 attributable to the Prakat acquisition. Total cost of revenues was $200,006, resulting in a gross profit of $200,801. The Company had revenues and gross profit of $34,407 and $24,452 during the nine months ended March 31, 2019, respectively.

Operating Expenses

Operating expenses for the nine months ended March 31, 2020 was $2,308,505 compared to operating expenses of $519,312 during the nine months ended March 31, 2019. The increase in operating expenses was due to an increase in the operating activity as most of fiscal 2019 was spent on development of the Company’s proposed business operations whereas fiscal 2020 focused on the implementation of the business operations. The increase was also partially attributable to the Likido acquisition in December 2019 and Prakat acquisition in January 2020.

Net Income (Loss)

Net loss for the nine months ended March 31, 2020 was $1,471,774 compared to a net income of $1,110,914 for the nine months ended March 31, 2019. The Company incurred interest expense of $653,078 and $637,749 for interest on outstanding payroll tax liability and notes payables, respectively.. During the nine months ended March 31, 2019, the Company recorded a gain on expiration of accrued tax liability of $2,243,523.

Liquidity and Capital Resources

As of March 31, 2020, the Company had a working capital deficit of $14,746,043 and an accumulated deficit of $106,423,939. The Company has few revenues and significant losses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Cash presently on hand is immaterial. We anticipate needing $1,000,000 over the next twelve months to fund operations for the production of our VIA kits, development of our Likido heating & cooling units, and the manufacturing of our extraction machine. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts to take pre-orders of our extraction machines (resulting in down-payments), the sales of high-margin heating & cooling units, precision parts, and healthcare VIA kits. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

Working Capital

As of March 31, 2020, the Company had current assets of $931,162 and current liabilities of $15,677,205 compared with current assets of $47,690 and current liabilities of $13,688,834 at June 30, 2019. The increase in the working capital deficit was mainly due to the increase in related party notes payable.

Cash Flows

	Nine Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(1,942,838)	$(201,242)
Net cash provided by (used in) investing activities	73,744	(5,500)
Net cash provided by financing activities	1,975,200	204,689
Net increase (decrease) in cash during the period	$103,130	$(2,053)

Cash flow from Operating Activities

During the nine months ended March 31, 2020, the Company used $1,942,838 of cash for operating activities compared to $201,242 used during the nine months ended March 31, 2019. The increase in the use of cash for operating activities was primarily due to the net loss due to an overall increase in operations as the Company incurred more day-to-day operating costs.

Cash flow from Investing Activities

During the nine months ended March 31, 2020, the Company purchased equipment for $160,515. The Company also acquired $234,261 in cash pursuant to the Likido and Prakat acquisitions. During the nine months ended March 31, 2019, the Company purchased equipment for $5,500.

Cash flow from Financing Activities

During the nine months ended March 31, 2020, the Company received proceeds of $1,975,200 from the issuance of related party notes payable compared to $204,689 received from notes payable during the nine months ended March 31, 2019.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of March 31, 2020.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: June 30, 2020	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	June 30, 2020
Brian Bonar	and Director

