Form 10-Q/A
period 2020-03-31
DALRADA FINANCIAL CORP
filed 2020-07-14
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-12641

DALRADA FINANCIAL CORPORATION

(Name of Small Business Issuer in its charter)

Wyoming	38-3713274
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID. No.)

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

DALRADA FINANCIAL CORPORATION.

EXPLANTORY NOTE

On May 22, 2020, Dalrada Financial Corporation (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”), in reliance on the Securities and Exchange Commission’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) pursuant to Section 36 of the Securities Exchange Act of 1934.

The COVID-19 virus pandemic, resulted in certain “stay at home” orders including social distancing, travel bans and quarantine, which limited access to our facilities, customers, management, support staff and professional advisors. These factors not only impacted our operations, financial condition and demand for our goods and services but also hindered and delayed us in conducting the work required to prepare the financial statements for the Quarterly Report. This has, in turn, impacted the Company’s ability to compile and review certain information required to complete, review and file this Quarterly Report by its original due date, March 31, 2020.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None noted

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.      OTHER INFORMATION

None noted

ITEM 6.     EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

________________________

*previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: July 14, 2020	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	July 14, 2020
Brian Bonar	and Director

