Form 10-K
period 2020-06-30
DALRADA FINANCIAL CORP
filed 2020-10-15
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-12641

DALRADA FINANCIAL CORPORATION

(Name of Small Business Issuer in its charter)

Wyoming	13-0021693
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID. No.)

600 La Terraza Blvd., Escondido, California 92025

(Address of principal executive offices)

858-283-1253

Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.005 par value per share	DFCO	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  [_]    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,119,486.

As of October 15, 2020, the registrant’s outstanding stock consisted of 68,464,742 common shares.

DALRADA FINANCIAL CORPORATION.

i

PART I

Item 1. Description of Business

Company Overview

Dalrada Financial Corporation, (“Dalrada”), was incorporated in September 1982 under the laws of the State of California and reincorporated in May 1983 under the laws of the State of Delaware and reincorporated on May 5, 2020 under the laws of the state of Wyoming, trades under the symbol, OTC Pink: DFCO.

Dalrada, through its operating subsidiaries, Dalrada Health, Dalrada Precision, and Dalrada Technologies has set forth a company mandate focused and dedicated to identifying, addressing and solving real-world global problems by means of development and acquisition of companies and products producing innovation-focused and technologically centered solutions on a global scale. In doing so, Dalrada strives to deliver eco-sensitive next-generation science, engineering, and healthcare products and services. Dalrada intends to help those in the world less fortunate to have access to financially affordable alternative options for a better quality of life. The company and its subsidiaries feel they are positioned for stable long-term growth through intelligent acquisitions, product development, market research, sound business acumen, and established operational infrastructure.

Dalrada Health Products Corporation

Dalrada Health’s focus is on the business of identifying and solving global health issues. The company is focused on developing products and services that address the unmet needs of worldwide consumers due to accessibility, affordability, or availability. Our business operations are in San Diego, CA.  One of the products being produced by Dalrada Health using 3rd party manufacturers, is our Visual Inspection by Acetic Acid (VIA) basic kits, used to pre-screen for cervical cancer. The Chief Medical Officer of Dalrada Health Products is based in Bangalore, India, where we are conducting our clinical studies and gathering the required approvals to sell our products in India, and in parallel gathering requirements to market the product in other nations. The other product line developed by Dalrada Health is the GlanHealth suite of branded products to deliver safety programs for disinfection and sanitization of common harmful microorganisms. GlanHealth products are an alternative solution to alcohol-based sanitizers with attributes that are non-corrosive, non-toxic, bleach and chlorine free, safe and effective.

Dalrada Health Products Corporation – VIA Kits

Dalrada Health Products has developed a Visual Inspection with Acetic Acid (VIA) kit for early detection of cervical cancer in low-and-middle income countries. Drawing on 20+ years of obstetrics and-gynecology clinical and surgical experience, the VIA single use disposable basic kit comprises of all components for conducting VIA procedure by healthcare professionals. The contents are manufactured in FDA approved facilities, sterilized and standardized with the objective of providing reliable equipment and reagents for standardized process, preventing cross contamination and achieving consistent results. Proprietary staining methods yield enhanced resolution to enable image processing and patient diagnosis on hand-held mobile devices, with AI-based technology to proactively monitor and raise awareness about population health issues. Dalrada believes it has a competitive advantage with the VIA kit that provide immediate results, easy-of-use and accessibility, pain and discomfort free testing, and a low-cost solution. India will be the first target market, and the company is in the process of obtaining the required regulatory certifications and approvals, while conducting clinical studies in collaboration with select hospitals in India. The product’s first clinical trial screened 100 women, producing 94.9% accuracy in comparison to PAP smear screening. A second clinical trial is planned to screen 200 women during the next 3-months. Additional market opportunities will target the Middle East / Asia, Africa, South America, Indonesia, Malaysia, and North America. Currently Dalrada Health Products Corporation has developed the system and methodology for the cervical cancer screening product with patents pending in India and the United States as a comprehensive healthcare solution.

Dalrada Health Products Corporation – Acquisition of Shark Innovative Technologies Corp. (“Shark”)

On or about March 23, 2020 Dalrada Health Products Corporation acquired One Hundred percent (100%) of the ownership of Shark for Shark is a cleaning solutions provider using electrostatic machines to spray and deodorize residential spaces, healthcare facilities, hospitality, transportation, manufacturing, automotive, schools/education systems, and other facilities requiring cleaning services. Through the acquisition of Shark, Dalrada Health Products developed the GlanHealth Brand (dba of Dalrada Health Products Corporation) to distribute alcohol-free hand sanitizers, surface cleaners, laundry aides, antimicrobial solutions, electrostatic sprayers, face masks, gloves, kits, and delivery equipment such as dispensers, stands, and ease of use packaging for the end consumer. GlanHealth leverages an extensive supply chain of producers, resellers, distributors, vendors, and formulators for the development, sale, and marketing of its products and services.

Dalrada Precision Corporation

Dalrada Precision is focused on the acquisition of companies and development of products that allow for design, engineering, manufacturing, and distribution on a global scale. Dalrada Precision helps realize ideas from concept and delivery to after sales service, offering unique and specific solutions. At all levels and all verticals of its operations, Dalrada Precision’s mandate is the development of products that lessen the burden on engineering design, manufacturing processes, regulatory demands, cost, and distribution.

Dalrada Precision Corporation – Acquisition of Likido Ltd. (HQ)

On December 6, 2019, Dalrada, via its wholly owned subsidiary, Dalrada Precision, acquired, by stock exchange agreement, one hundred percent of Likido Ltd. (HQ), a United Kingdom engineering-design company based in Edinburgh, Scotland. Likido is an international technology company, developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending) and use of supercritical CO2, Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and the minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and enhancing quality of life through the provision of low-carbon heating and cooling systems.

Dalrada Technologies

Dalrada Technologies was formed for the purpose of acquiring and investing in various global technology related initiatives. Dalrada Technologies is focused on the creation, development, and acquisition of innovative and intelligent technologies, including platform services, software engineering services, technology consulting, and AI based solutions.

Dalrada Technologies - Prakat Solutions Inc.

On January 9, 2020 Dalrada Financial Corporation acquired seventy-two percent (72%) of the issued and outstanding common shares of Prakat Solutions, Inc. is a Texas corporation, by stock purchase agreement (“Prakat Texas”). Prakat Texas has a wholly owned subsidiary, Prakat Solutions Private Limited, a corporation formed in India with a ten (10) year operating history, (“Prakat India”). Prakat India provides global customers with software and technology solutions specializing in Test Engineering, Accessibility Engineering, Product Engineering and Application Modernization. The Prakat India team provides end to end Product Engineering services across various domains, including – Banking & Financial Services, Telecom, Retail, Healthcare, Manufacturing, Legal and IT Infrastructure. Prakat India is an ISO 9001 Certified Company.

Research and Development

We spend approximately $470,000 and $50,000 on research and development activities during the years ended June 30, 2020 and 2019 respectively. We anticipate that we will incur additional expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

Dalrada leases space at 600 La Terraza Blvd., Escondido, California 92025. On May 1, 2020, the Company, entered into a five-year lease agreement.

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

Period	High	Low
Fiscal 2020
First Quarter ended September 30, 2019	$0.0439	$0.0170
Second Quarter ended December 31, 2019	$0.0625	$0.0200
Third Quarter ended March 30, 2020	$0.0600	$0.0282
Fourth Quarter ended June 30, 2020	$0.1190	$0.0320

Fiscal 2019
First Quarter ended September 30, 2018	$0.0135	$0.0135
Second Quarter ended December 31, 2018	$0.0180	$0.0101
Third Quarter ended March 30, 2019	$0.0305	$0.0303
Fourth Quarter ended June 30, 2019	$0.0340	$0.0340

Number of Holders

As of September 30, 2020, there were 68,464,742 issued and outstanding shares of common stock were held by a total of 552 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2019 and 2018. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Common Stock:

Effective December 6, 2019, the Company acquired 100% of the interests of Likido. In consideration for the acquisition, the Company issued 6,118,000 shares of its common stock at $0.0448 per share, or a total fair value of $274,086.

On January 6, 2020 the Company issued Fawad Nisar, the Chief Operating Officer, Three Million (3,000,000) common shares of the Company’s common stock pursuant to his employment agreement.

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

In June 2020, the Company converted a promissory note dated December 31, 2018 of $40,052 principal and interest owed to TIPP Investments LLC at $0.01 per share, or 3,965,614 restricted shares of Dalrada common stock.

In June 2020, the Company issued 500,000 shares of Dalrada common stock to a consultant pursuant to a consulting agreement.

On May 7, 2019, the Company issued 1,000,000 common shares to a related party, with a fair value of $38,585 as a reimbursement of expenses paid by the related party.

Preferred Stock:

On November 22, 2019, Brian Bonar was issued 5,000 shares of its Series F Super Preferred Stock pursuant to its Certificate of Designation filed as of November 8, 2019 with the designations and number thereof, powers, preferences, rights, qualifications, limitations and restrictions in exchange for $170.00 of debt.

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

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report (included in Item 8. Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred net loss of $2,477,557 during the year ended June 30, 2020 and net income of $365,850 during the year ended June 30, 2019. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have to generate increased sales to generated no revenues to sustain our operations. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the years ended June 30, 2020 and 2019.

	Year Ended
	June 30,
	2020	2019
Revenues	$1,178,154	$72,155
Cost of revenues	625,916	74,996
Gross profit (loss)	552,238	(2,841)
Operating expenses	3,241,335	1,042,474
Loss from operations	(2,689,097)	(1,045,315)
Other income (expenses)	211,540	1,411,165
Net income (loss)	$(2,477,557)	$365,850

Revenues and Cost of Revenues

During the year ended June 30, 2020, the Company recorded revenues of $1,178,154 including $586,781 attributed to Prakat, $146,886 to precision parts (Dalrada Precision), $407,069 to GlanHealth’s (Dalrada Health) sanitizing products & services, and $37,418 to Shark’s services & products. Related party revenue was $223,566, including Dalrada Health revenues and Prakat services provided to Trucept. Total cost of revenues was $625,916, resulting in a gross profit of $552,238.

During the fiscal years ended June 30, 2019, the Company recorded revenues of $72,155 as a result of manufactured components sold to a manufacturer of deep-ultraviolet light sources which included total cost of sales of $74,996 resulting in a gross loss of $2,841. This is due to the fact that we have higher overhead costs which resulted in the gross loss.

Operating Expenses

Operating expenses for the year ended June 30, 2020 was $3,241,335 compared to operating expenses of $1,042,474 during the year ended June 30, 2019. The increase in operating expenses was due to an increase in the operating activity as most of fiscal 2019 was spent on development of the Company’s proposed business operations whereas fiscal 2020 focused on the implementation of the business operations. The increase was also partially attributable to the Likido acquisition in December 2019 and Prakat acquisition in January 2020.

Other Income (Expense)

During the years ended June 30, 2020 and 2019, the Company recognized $768,361 and $852,595, respectively, of penalties and interest within interest expense on the consolidated statements of operations. For years ended June 30, 2020 and 2019, the Company recognized $1,229,199 and $2,264,340, respectively, within “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal years.

Net Income (Loss)

Net loss for the year ended June 30, 2020 was $2,477,557 compared to a net income of $365,850 during the year ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company had a working capital deficit of $15,777,706 and an accumulated deficit of $107,429,607. The Company has few revenues and significant losses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Cash presently on hand is immaterial. We anticipate raising funding and combined with increased sales over the next twelve months to fund operations for the production of our VIA kits, development of our Likido heating & cooling units, and the manufacturing of our sanitizing & disinfectant products. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts across all business segments including; our high-margin heating & cooling units, precision parts, cervical cancer screening VIA kits, Prakat’s technology services, and GlanHealth’s products. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations and sales plans. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

Working Capital

As at June 30, 2020, the Company had current assets of $1,251,537 and current liabilities of $17,029,243 compared with current assets of $47,690 and current liabilities of $13,688,834 at June 30, 2019. The decrease in the working capital deficit was due to the fact that the Company recovered tax liability during the year which was used to offset outstanding obligations.

Cash Flows

	Year Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(2,392,446)	$(822,392)
Net cash provided by (used in) investing activities	12,914	(5,500)
Net cash provided by financing activities	2,463,056	823,369
Net increase (decrease) in cash during the year	$83,524	$(4,523)

Cash flow from Operating Activities

During the year ended June 30, 2020, the Company used $2,392,446 of cash for operating activities compared to $822,392 used during the year ended June 30, 2019. The increase in the use of cash for operating activities was primarily due to the net loss due to an overall increase in operations as the Company incurred more day-to-day operating costs.

Cash flow from Investing Activities

During the year ended June 30, 2020, the Company purchased equipment for $194,073. The Company also acquired $206,987 in cash pursuant to the Likido and Prakat acquisitions. During the year ended June 30, 2019 the Company purchased equipment for $5,500.

Cash flow from Financing Activities

During the year ended June 30, 2020, the Company received proceeds of $2,393,232 from the issuance of related party notes payables compared to $823,369 received from notes payables during the year ended June 30, 2019. During the year ended June 30, 2020, the Company received $69,824 in proceeds, primarily related to government loans due to the COVID-19 pandemic.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

In August 2020, the Company’s Likido subsidiary entered in a new operating agreement for warehouse space. The lease matures in July 2021.

On September 10th, 2020 the Board authorized the Dalrada Financial Corp 2020 stock compensation plan to be used to compensate the company board of directors.  The plan allocates the issuance of up to 3,500,000 shares.

On or about October 1, 2020, Dalrada Precision signed a manufacturing license agreement with a company based in Ormond Beach, Florida. The agreement provides Dalrada a non-exclusive perpetual irrevocable license to manufacture, use and sell a series of low-carbon highly efficient electrical power generators. The rights granted to Dalrada include all appropriate rights and licenses under the manufacturer’s applicable patents, copyrights, and other intellectual property rights to have the product manufactured and to use, market, promote, lease, sell and otherwise distribute the product, including white labeling of the products.  In exchange for the above rights, Dalrada paid a one-time license fee and will pay to manufacturer a royalty fee on product sales. Dalrada is currently working with the manufacturer to procure the designs and materials to assemble and build the machines.

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

Accrued Payroll Taxes

The total balance for Federal Accrued Payroll Taxes is accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued Interest is compounded daily at an Effective Annual Interest Rate of approximately seven percent. The individual quarterly sub-totals have a calculated expiration date of Ten years according to the Internal Revenue Service statute of limitations. This timeline can be extended as a result of bankruptcy or other legal action that is filed by the company (Code 520 per IRS Federal Account Transcripts). Code 520 effectively stops the clock for the Statute of limitations until the Bankruptcy or other legal action has been removed (Code 521 per IRS Federal Account Transcripts). In addition to the amount of days between Code 520 and 521, every Code 520 automatically extends the IRS Statute of limitations by 30 days. As the quarterly sub-totals surpass their respective “Calculated Expiration Date” the company removes the liability from the Consolidated Balance Sheets and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” on the Statements of Operations. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as at the date of these consolidated financial statements.

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

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The company adopted this standard in fiscal year 2020 with a material impact on the Company’s condensed consolidated financial statements due to lease agreement discussed in footnote 7. The lease commenced May 1, 2020.

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

Item 8. Financial Statements

DALRADA FINANCIAL CORPORATION

Consolidated Financial Statements

For the Years Ended June 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dalrada Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dalrada Financial Corporation and subsidiaries (collectively the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

October 15, 2020

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets

	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$75,165	$963
Accounts receivable, net	229,167	27,959
Accounts receivable, net - related parties	99,357	–
Other receivables	76,013	–
Inventories	650,422	18,768
Prepaid expenses and other current assets	121,413	–
Total current assets	1,251,537	47,690
Property and equipment, net	240,508	5,500
Other assets	30,000	–
Goodwill	143,152	–
Right of use asset, net	1,118,474	–
Total assets	$2,783,671	$53,190

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$297,720	$25,250
Accrued liabilities	231,865	23,522
Accrued payroll taxes, penalties and interest	10,519,440	10,980,278
Accounts payable and accrued liabilities – related parties	556,317	479,512
Deferred revenue	176,291	–
Notes payable	93,217	–
Notes payable – related parties	3,053,782	305,272
Convertible notes payable – related party	1,875,000	1,875,000
Right of use liability	225,611	–
Total current liabilities	17,029,243	13,688,834
Right of use liability	892,863	–
Total liabilities	17,922,106	13,688,834

Commitments and contingencies (Note 12)

Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000 shares authorized, 5,000 and no shares issued and outstanding at June 30, 2020 and 2019, respectively	50	–
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 68,464,742 shares and 48,281,128 shares issued and outstanding at June 30, 2020 and 2019, respectively	342,324	241,406
Additional paid-in capital	91,904,874	91,086,179
Noncontrolling interests	51,821	–
Accumulated deficit	(107,429,607)	(104,963,229)
Accumulated other comprehensive loss	(7,897)	–
Total stockholders' deficit	(15,138,435)	(13,635,644)
Total liabilities and stockholders' deficit	$2,783,671	$53,190

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Operations

	Year Ended
	June 30,
	2020	2019
Revenues	$954,588	$72,155
Revenues - related party	223,566
Total revenues	1,178,154	72,155
Cost of revenue	625,916	74,996
Gross profit (loss)	552,238	(2,841)

Operating expenses:
Selling, general and administrative	2,769,122	721,847
Research and development	471,963	50,050
Expenses incurred on terminated acquisition	250	270,577
Total operating expenses	3,241,335	1,042,474
Loss from operations	(2,689,097)	(1,045,315)

Other income (expense):
Interest expense	(1,041,732)	(853,175)
Interest income	8,769	–
Gain on expiration of accrued tax liability	1,229,199	2,264,340
Gain (loss) on foreign exchange	15,304	–
Total other income (expenses)	211,540	1,411,165
Net income (loss) before taxes	(2,477,557)	365,850
Income taxes	–	–
Net income (loss)	(2,477,557)	365,850
Net income (loss) attributable to noncontrolling interests	(11,179)	–
Net income (loss) attributable to Dalrada Financial Corporation stockholders	$(2,466,378)	$365,850

Foreign currency translation	(7,897)	–
Comprehensive income (loss)	$(2,485,454)	$365,850

Net income (loss) per common share to Dalrada stockholders - basic	$(0.04)	$0.01
Net income (loss) per common share to Dalrada stockholders - diluted	$(0.04)	$0.00

Weighted average common shares outstanding — basic	56,801,796	47,429,073
Weighted average common shares outstanding — diluted	56,801,796	102,576,132

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Noncontrolling	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Income	Deficit

Balance at June 30, 2018	–	$–	47,281,128	$236,406	$91,052,594	$–	$(105,329,079)	$–	$(14,040,078)
Common stock issued pursuant to related party - reimburse expenses	–	–	1,000,000	5,000	33,585	–	–	–	38,585
Net income	–	–	–	–	–	–	365,850	–	365,850
Balance at June 30, 2019	–	–	48,281,128	241,406	91,086,179	–	(104,963,229)	–	(13,635,643)
Conversion of related party payable to preferred stock	5,000	50	–	–	120	–	–	–	170
Conversion of related party note payable to common stock	–	–	3,965,614	19,828	175,279	–	–	–	195,107
Common stock issued pursuant to acquisitions	–	–	12,718,000	63,590	465,496	63,000	–	–	592,086
Common stock issued for services	–	–	3,500,000	17,500	177,800	–	–	–	195,300
Net loss	–	–	–	–	–	(11,179)	(2,466,378)	–	(2,477,557)
Foreign currency translation	–	–	–	–	–	–	–	(7,897)	(7,897)
Balance at June 30, 2020	5,000	$50	68,464,742	$342,324	$91,904,874	$51,821	$(107,429,607)	$(7,897)	$(15,138,435)

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,477,557)	$365,850
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,602	–
Research and development expenses associated with asset acquisition	93,000	–
Common stock issued for services	195,300	–
Non-cash interest expense on conversion of related party note payable	155,055	–
Changes in operating assets and liabilities:
Accounts receivable	(143,021)	(27,959)
Other receivables	84,162	–
Inventories	(521,592)	(18,768)
Prepaid expenses and other assets	(66,742)	–
Accounts payable	146,226	10,229
Accounts payable and accrued liabilities - related parties	472,136	260,000
Accrued liabilities	84,823	–
Accrued payroll taxes	(460,838)	(1,411,744)
Net cash used in operating activities	(2,392,446)	(822,392)
Cash flows from investing activities:
Cash acquired pursuant to business combinations	206,987	–
Purchase of property and equipment	(194,073)	(5,500)
Net cash provided by (used in) investing activities	12,914	(5,500)
Cash flows from financing activities:
Proceeds from related party notes payable and advances	2,393,232	823,369
Net proceed from notes payable	69,824	–
Net cash provided by financing activities	2,463,056	823,369
Net increase (decrease) in cash and cash equivalents	83,524	(4,523)
Effect of exchange rate changes on cash	(9,322)	–
Cash and cash equivalents at beginning of year	963	5,486
Cash and cash equivalents at end of year	$75,165	$963

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to business combinations	$499,086	$–
Fair value of assets acquired and liabilities assumed in acquisitions	$355,934	$–
Fair value of noncontrolling interest acquired in acquisition	$63,000	$–
Transfer of related party accounts payable to related party notes payable	$356,998	$–
Conversion of accounts payable - related parties to preferred stock	$170	$–
Conversion of accrued wages to convertible notes payable - related party	$–	$1,875,000
Stock issued to related party - reimburse expenses	$–	$38,585

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2020 and 2019

1.	Organization and Nature of Operations

Dalrada Financial Corporation (the “Company”) was incorporated in September 1982 under the laws of the State of California, and reincorporated in May 1983 under the laws of the State of Delaware.

In June 2018, the Company created a new subsidiary, Dalrada Precision Corp. (“Dalrada Precision”), a mechanical contract provider. It extends the client’s engineering and operations team by helping devise bespoke manufacturing solutions tailored to its products. Dalrada Precision can enter at any stage of the product lifecycle from concept and design to mass production and logistics. In October 2018, the Company created a new subsidiary, Dalrada Health Products Corp (“Dalrada Health”). Dalrada Health will partner with client companies for the distribution of medical disposables, hospital equipment and furniture, medical devices, laboratory and dental products, and sanitizing, disinfectant and PPE products & services. In May 2019, Dalrada Health acquired a new subsidiary, C2C Life Sciences, Inc. (“C2C”). On November 1, 2019, the acquisition was rescinded, as the Company never gained control over C2C. Such costs incurred in connection with this rescinded acquisition, have been reflected in these condensed consolidated financial statements as expenses incurred on terminated acquisition.

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

On or about March 23, 2020 Dalrada Health Products Corporation acquired One Hundred percent (100%) of the ownership of Shark. Shark is a cleaning solutions provider using electrostatic machines to spray and deodorize residential spaces, healthcare facilities, hospitality, transportation, manufacturing, automotive, schools/education systems, and other facilities requiring cleaning services. Through the acquisition of Shark, Dalrada Health Products developed the GlanHealth Brand (dba of Dalrada Health Products Corporation) to distribute alcohol-free hand sanitizers, surface cleaners, laundry aides, antimicrobial solutions, electrostatic sprayers, face masks, gloves, kits, and delivery equipment such as dispensers, stands, and ease of use packaging for the end consumer. GlanHealth leverages an extensive supply chain of producers, resellers, distributors, vendors, and formulators for the development, sale, and marketing of its products and services.

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2020, the Company has a working capital deficit of $15,777,706 and an accumulated deficit of $107,429,607. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company faces certain risks and uncertainties due to the ongoing COVID-19 pandemic, including restrictions on travel, declining revenue and labor shortages. The Company and its subsidiaries have international operations, all of which are affected by the pandemic.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

(b)	Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Dalrada Precision, a company incorporated in the State of California, since June 25, 2018 (date of incorporation), Dalrada Health, a company incorporated in the State of California, since October 2, 2018 (date of incorporation), as well as its subsidiaries Likido and Prakat since their respective acquisition dates (see Note 3). All inter-company transactions and balances have been eliminated on consolidation.

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

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. During the year ended June 30, 2020, two customers accounted for approximately 16% and 11% of total revenue, respectively.

(f)	Fair Value Measurements

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

Level 1 - applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

(g)	Accounts Receivable

Accounts receivable are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020, and 2019, the Company determined no allowance for doubtful accounts was necessary.

(h)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of June 30, 2020, and 2019, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

(i)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Computer and office equipment	3 - 5 years
Machinery and equipment	5 years
Leasehold improvements	Shorter of lease term or useful life

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the balance sheet and any resulting gains or losses are included in the statement of operations loss in the period of disposal.

(j)	Business Combinations and Acquisitions

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

(k)	Impairment of Long-Lived Assets

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of June 30, 2020, there were no qualitative factors that indicated goodwill was impaired.

(l)	Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”), effective January 1, 2019 using the modified retrospective transition approach applied to all contracts. Therefore, the reported results for the years ended June 30, 2020 and 2019 reflect the application of ASC 606. Management determined that there were no retroactive adjustments necessary to revenue recognition upon the adoption of the ASU 2014-09. The Company determines revenue recognition through the following steps:

-	Identification of a contract with a customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

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

The Company also earns revenue from information technology and consulting services from its Prakat subsidiary. These services are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project, which represents transfer of control to the customer.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Year Ended
	June 30,
	2020	2019
Product sales - third parties	$466,946	$72,155
Product sales - related party	124,427	–
Information technology and consulting services - third parties	487,642	–
Information technology and consulting services - related party	99,139	–
Total revenue	$1,178,154	$72,155

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30,
	2020	2019
Accounts receivable, net	$229,167	$27,959
Accounts receivable, net - related parties	99,357	–
Deferred revenue	176,291	–

The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities represent a set-up fee prepayment received from a customer in advance of performance obligations met.

(m)	Cost of Revenue

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Year Ended
	June 30,
	2020	2019
Product sales	$268,526	$74,996
Information technology and consulting services	357,390	–
Total cost of revenue	$625,916	$74,996

(n)	Stock-based Compensation

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

(o)	Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the Likido subsidiary is the British pound. The functional currency of Prakat is the Indian rupee. The financial statements of the Company’s subsidiaries were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Gains and losses arising on foreign currency denominated transactions are included in condensed consolidated statements of operations.

(p)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the year ended June 30, 2020, the Company’s only component of comprehensive income was foreign currency translation adjustments.

(q)	Basic and Diluted Net Loss per Share

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

The weighted average number of common stock equivalents related to convertible notes payable of 56,801,471 shares was not included in diluted loss per share, because the effects are antidilutive, for the year ended June 30, 2020. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding for the year ended June 30, 2019:

Year Ended
June 30, 2019
Weighted average number of common shares outstanding - Basic	47,429,073
Potentially dilutive common stock equivalents (convertible note payable - related party and accrued interest)	55,147,059
Weighted average number of common shares outstanding - Diluted	102,576,132

There were no adjustments to the numerator during the years ended June 30, 2020 and 2019.

(r)	Income Taxes

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

(s)

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

The Company has made a provisional allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the preliminary purchase price allocation:

Preliminary
Purchase Price
Allocation
Cash and cash equivalents	$172,362
Other receivables	37,984
Prepaid expenses and other current assets	10,000
Inventories	110,062
Property and equipment, net	80,348
Goodwill	143,152
Accounts payable	(92,799)
Accrued liabilities	(9,308)
Deferred revenue	(177,715)
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

The Company has made a provisional allocation of the purchase price in regard to the acquisition related to the assets acquired, liabilities assumed and noncontrolling interests as of the purchase date. The following table summarizes the preliminary purchase price allocation:

Preliminary
Purchase Price
Allocation
Cash and cash equivalents	$34,625
Accounts receivable, net	157,544
Other receivables	122,190
Prepaid expenses and other current assets	74,671
Property and equipment, net	7,189
Accounts payable	(33,614)
Accrued liabilities	(114,212)
Notes payable	(23,393)
Noncontrolling interests	(63,000)
Purchase price consideration	$162,000

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

	Year Ended
	June 30,
	2020	2019
Revenues	$2,177,084	$1,461,086
Net income (loss) attributable to Dalrada	$(2,507,115)	$748,242
Net income (loss) per common share	$(0.04)	$0.02

4.	Selected Balance Sheet Elements Inventories

Inventories consisted of the following as of June 30, 2020 and 2019:

	June 30,
	2020	2019
Raw materials	$140,477	$–
Work-in-progress	120,689
Finished goods	389,256	18,768
	$650,422	$18,768

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2020 and 2019:

	June 30,
	2020	2019
Machinery and equipment	$143,930	$–
Leasehold improvements	112,366	–
Computer and office equipment	52,665	5,500
	308,961	5,500
Less: Accumulated depreciation	(68,453)	–
	$240,508	$5,500

Depreciation and amortization expense of $46,602 and $0 for the years ended June 30, 2020 and 2019, respectively, were included in selling, general and administrative expenses in the statements of operations.

5.	Accrued Payroll Taxes

As of June 30, 2020, and 2019, the Company had $10,519,440 and $10,980,278, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $10,519,440 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the consolidated statements of operations. For fiscal years ended June 30, 2020 and 2019, the Company recognized $768,361 and $852,595, respectively, of penalties and interest within interest expense on the consolidated statements of operations. For fiscal years ended June 30, 2020 and 2019, the Company recognized $1,229,199 and $2,264,340 respectively, within “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal years. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as at the date of these consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

6.	Notes Payable Notes Payable – Related Parties

1)      During the year ended June 30, 2019, the Company issued a $38,615 promissory note to a related party for compensation paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal and accrued interest was converted into 3,965,614 shares of common stock at a conversion price of $0.0492.

2)       During the year ended June 30, 2019, the Company issued a $37,469 promissory note to a related party for legal services and other expenses incurred to reinstate the Company to a current status with the state of Delaware. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $37,469 and the accrued interest is $1,124.

3)       As of June 30, 2019, the Company owed $2,250 to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. The Company is charged $4,500 on a monthly basis, $1,125 of which is allocated each month to Dalrada Health Products. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $2,250 and the accrued interest is $68.

4)       As of June 30, 2019, the Company owed $1,630 to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,630 and the accrued interest is $49.

5)       As of June 30, 2019, the Company owed $262,197 to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $262,197 and the accrued interest is $7,866.

6)       On September 30, 2019, the Company issued a $131,265 promissory note to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $131,265 and the accrued interest is $2,953.

7)       On September 30, 2019, the Company issued a $2,075 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $2,075 and the accrued interest is $47.

8)      On September 30, 2019, the Company issued a $3,375 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services for which the Company is charged $1,125 on a monthly basis. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $3,375 and the accrued interest is $76.

9)       On September 30, 2019, the Company issued a $36,370 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $36,370 and the accrued interest is $818.

10)     On September 30, 2019, the Company issued a $1,865 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,865 and the accrued interest is $42.

11)     On September 30, 2019, the Company issued a $93,137 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $93,137 and the accrued interest is $2,096.

12)     On December 31, 2019, the Company issued a $18,669 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $18,669 and the accrued interest is $280.

13)     On December 31, 2019, the Company issued a $16,165 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $16,165 and the accrued interest is $242.

14)     On December 31, 2019, the Company issued a $1,125 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. The Company is charged $4,500 on a monthly basis, $1,125 of which is allocated each month to Dalrada Health Products. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,125 and the accrued interest is $17.

15)     On December 31, 2019, the Company issued a $152,282 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for medical device listing fees, computer software, travel expenses, and professional consultant services Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $152,282 and the accrued interest is $2,284.

16)     On December 31, 2019, the Company issued a $5,270 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $5,270 and the accrued interest is $79.

17)     On December 31, 2019, the Company issued a $720,914 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $720,914 and the accrued interest is $10,814.

18)     On March 31, 2020, the Company issued a $233,886 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $233,886 and the accrued interest is $1,754.

19)     On March 31, 2020, the Company issued a $1,120 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,120 and the accrued interest is $8.

20)     On March 31, 2020, the Company issued a $175,742 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $175,742 and the accrued interest is $1,318.

21)     On March 31, 2020, the Company issued a $14,655 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $14,655 and the accrued interest is $110.

22)     On March 31, 2020, the Company issued a $1,165 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,165 and the accrued interest is $9.

23)     On March 31, 2020, the Company issued a $417,996 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $417, 996 and the accrued interest is $3,135.

24)     On March 31, 2020, the Company issued a $79,866 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $79,866 and the accrued interest is $599.

25)     On March 31, 2020, the Company issued a $55,868 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $55,868 and the accrued interest is $419.

26)     On June 30, 2020, the Company issued a $228,557 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $228, 557 and the accrued interest is $1,714.

27)     On June 30, 2020, the Company issued a $131,477 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $131,477 and the accrued interest is $986.

28)     On June 30, 2020, the Company issued a $13,500 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $13,500 and the accrued interest is $101.

29)     On June 30, 2020, the Company issued a $213,887 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $213,887 and the accrued interest is $1,604.

Notes Payable

Notes payable includes the following:

	June 30,
	2020	2019
Dalrada - Payroll Protection Program	$21,042	$–
Likido - COVID-19 Government loan	55,467	–
Prakat - Bank loan	16,708	–
	$93,217	$–

7.	Convertible Note Payable – Related Parties

As of June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,875,000 and the accrued interest is $56,250.

8.	Related Party Transactions

As of June 30, 2020, and June 30, 2019, the Company owed $556,317 and $479,512 respectively to related parties for reimbursement of various operating expenses, accrued salaries, management fees, etc. which has been recorded in accounts payable and accrued liabilities – related parties. As of June 30, 2020 and 2019, this amount includes $7,650 and $27,000 of management fees, which consists of accounting and administrative services to Trucept Inc., a related party company controlled by the Chief Executive Officer of the Company. The management fee agreement calls for monthly payments of $4,500. The agreement is ongoing until terminated by either party. As of June 30, 2020, amounts included with accounts payable and accrued liabilities – related parties for which relate to advances for operating expenses were $92,422.

In November 2019, the Chief Executive Officer converted $170 in amounts owed from the Company into 5,000 shares of Series F Super Preferred Stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. As of June 30, 2020, the Company had $440,000 accrued within accounts payable and accrued liabilities – related parties.

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

During the year ended June 30, 2020, Dalrada Health recorded revenues of $80,844 to various related parties with common ownership. During the year ended June 30, 2020, the Company’s Prakat subsidiary recorded revenues of $142,722 for engineering and consulting services provided to Trucept.

See Notes 5, 6, 7, 9, 10 and 12 for additional related party transactions.

9.	Preferred Stock

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

10.

Common Stock

Effective December 6, 2019, the Company acquired 100% of the interests of Likido. In consideration for the acquisition, the Company issued 6,118,000 shares of its common stock at $0.0448 per share, or a total fair value of $274,086.

On January 6, 2020 the Company issued Fawad Nisar, the Chief Operating Officer, Three 3,000,000 shares of common stock at $0.576 per share, or a total fair value of $172,800, pursuant to his employment agreement.

Effective January 9, 2020, the Company acquired 72% of the common equity shares of Prakat. In consideration for the acquisition, the Company issued 3,600,000 shares of its common stock at $0.0450 per share, or a total fair value of $162,000.

On March 23, 2020, the Company acquired all of the issued and outstanding common shares, including business plans and access to contacts of Shark. In consideration for the acquisition, the Company issued 3,000,000 shares of its common stock at $0.0310 per share, or a total fair value of $93,000.

In June 2020, the Company converted a promissory note dated December 31, 2018 of $40,052 principal and interest owed TIPP Investments LLC at $0.01 per share, or 3,965,614 shares of common stock. Non-cash interest expense recorded as a result of the conversion was $155,055.

In June 2020, the Company issued 500,000 shares of common stock to a consultant pursuant to a consulting agreement at $0.045 per share, or a total fair value of $22,500.

On May 7, 2019, the Company issued 1,000,000 common shares to a direct relative of the Chief Executive Officer for reimbursement of expenses at $0.039 per share, or a total fair value of $38,585.

As of June 30, 2020 and 2019, the Company had 68,464,742 and 48,281,128 common shares issued and outstanding, respectively.

11.	Segment Reporting

Upon the Company’s acquisitions in the year ended June 30, 2020, the Company manages its business and makes its decisions based on segments. The Company classifies its operations into four segments: Engineering, Health, Information Technology and Corporate. The Company evaluates the performance of its segments primarily based on revenues, operating income (loss) and net income (loss). Segment information for the year ended June 30, 2020 is as follows:

	Year Ended June 30, 2020
	Engineering	Health	Information Technology	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$753,632	$407,069	$624,198	$–	$(606,745)	$1,178,154
Loss from operations	(794,400)	128,613	(116,668)	(1,154,659)	(751,982)	(2,689,097)
Net loss	$(808,908)	$122,587	$(104,485)	$(935,059)	$(751,692)	$(2,477,557)

Geographic Information

The following table presents revenue by country:

	Year Ended
	June 30,
	2020	2019
United States	$591,373	$72,155
India	586,781	–
	$1,178,154	$72,155

The following table presents inventories by country:

	June 30,
	2020	2019
United States	$409,044	$18,768
Europe	241,378	–
India	–	–
	$650,422	$18,768

The following table presents property and equipment, net, by country:

	June 30,
	2020	2019
United States	$39,507	$5,500
Europe	191,508	–
India	9,493	–
	$240,508	$5,500

12.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the year ended June 30, 2020, management determined that there were no variable lease costs.

Right of Use Asset

In May 2020, the Company entered into a five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $822,389 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $53,399. The lease agreements mature in April 2025. Total amounts expensed under the lease during the year ended June 30, 2020 were $16,245 for which is included accounts payable and accrued liabilities – related parties.

In May 2020, the Company entered into three-year lease agreement to lease a warehouse in Brownsville, Texas. The Company recognized a right of use asset and liability of $177,124 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $8,399. The lease agreements mature in April 2025.

The Company’s Prakat subsidiary entered into a lease agreement to lease office space through September 2026. The Company recognized a right of use asset and liability of $140,874 and used an effective borrowing rate of 9.2% within the calculation. Imputed interest is $86,591.

The following are the expected lease payments as of June 30, 2020, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
2021	$264,371
2022	267,113
2023	259,215
2024	207,901
2025	194,616
Thereafter	42,237
1,235,453
Less: imputed interest	(116,979)
Total	$1,118,474

13	Income Taxes

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The tax years ending 2018 through 2020 remain subject to examination for federal tax purposes and remain subject to examination in significant state tax jurisdictions. The Company has yet to file their income tax return for the year ended June 30, 2020.

As of June 30, 2020, the Company had federal and state net operating loss carry forwards of $6,130,145 that may be offset against future taxable income which will begin to expire in 2038 through 2041.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended June 30, 2020 and 2019 is as follows:

	2020	2019
Current:
Federal	$–	$–
State	–	–
Foreign	–	–
	–	–
Deferred:
Federal	(522,084)	(165,038)
State	(145,050)	(45,852)
	(667,134)	(210,890)
Valuation allowance	667,134	210,890
Total provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets as of June 30, 2020 and 2019 were as follows:

	2020	2019

Depreciation & Amortization	$450	$–
Reserves and Accruals	118,071	–
Net Operating Loss Carryforwards	768,085	219,472
Gross Deferred Tax Assets	886,606	219,472

Valuation Allowance	(886,606)	(219,472)

Net Deferred Tax Assets	$–	$–

Reconciliation of the statutory federal income tax to the Company's effective tax:

	2020	2019

Tax at Federal Statutory Rate	21.0%	34.0%
State, Net of Federal Benefit	5.9%	0.2%
Payroll Tax Interest	10.5%	0.0%
Gain on Expiration of Accrued Tax Liability	(6.6)%	0.0%
Stock Based Compensation	(3.7)%	(32.7)%
Change in Tax Rate	0.0%	(0.7)%
Change in Valuation Allowance	(27.0)%	(0.8)%

Provision for Taxes	0.0%	(0.0)%

The difference in the effective rate and the statutory rate is due to permanent differences, primarily deductibility of penalties and interest on accrued payroll tax liabilities and the gains related to the expiration of the statute of limitations for accrued payroll tax liabilities.

14.	Subsequent Events

In August 2020, the Company’s Likido subsidiary entered in a new operating agreement for warehouse space. The lease matures in July 2021.

On September 10th, 2020 the Board authorized the Dalrada Financial Corp 2020 stock compensation plan to be used to compensate the company board of directors. The plan allocates the issuance of up to 3,500,000 shares.

On or about October 1, 2020, Dalrada Precision signed a manufacturing license agreement with a company based in Ormond Beach, Florida.  The agreement provides Dalrada a non-exclusive perpetual irrevocable license to manufacture, use and sell a series of low-carbon highly efficient electrical power generators. The rights granted to Dalrada include all appropriate rights and licenses under the manufacturer’s applicable patents, copyrights, and other intellectual property rights to have the product manufactured and to use, market, promote, lease, sell and otherwise distribute the product, including white labeling of the products.  In exchange for the above rights, Dalrada paid a one-time license fee and will pay to manufacturer a royalty fee on product sales.  Dalrada is currently working with the manufacturer to procure the designs and materials to assemble and build the machines.

Management has evaluated all other subsequent events through October 15, 2020, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of June 30, 2020.

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

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of June 30, 2020 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held

Brian Bonar	73	CEO, CFO and Director

Fawad Nisar	39	Chief Operating Officer and Director

Pauline Gourdie	48	Director

Brian Kendrick	57	Director

Fletcher A. Robbe	69	Director

Harvey Hershkowitz	74	Director

Background of Directors and Executive Officers

Brian Bonar, CEO, CFO and director has over 16 years with Dalrada Financial Corp. MR. Bonar has over 18 years of experience with IBM in Europe, Asia and the USA and an additional 20 years in high growth companies both private and public in various locations in the USA and the United Kingdom. From 2003 until 2006, Mr. Bonar was the Chairman and CEO of The Solvis Group, which provides staffing, PEO and ASO services to mainly the medical and call centre market segments. From 2004 until 2009, Mr. Bonar was the Chairman and CEO of Dalrada Financial Corporation, a California based financial service corporation providing workers compensation, health insurance and various other insurance products directly to the end consumer and marketed via various PEO and staffing companies.

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

Pauline Gourdie, Director - Ms. Gourdie is currently the owner/operator of CSL Staffing (“CSL”), which she established in 2016. CSL is a boutique general staffing service, providing staffing solutions for businesses in the San Diego and greater Southern California areas. For seven years prior to that, Ms. Gourdie was the President/Owner of Gourdie Consulting Corp which provided business consulting services across Americas & Europe. Ms. Gourdie possesses over 20 years of experience managing individuals and teams, and was instrumental in the implementation of fulfilment and manufacturing centers for IBM and Lenovo in the United States, United Kingdom, Eastern Europe, and China.

Ms. Gourdie holds a Bachelor of Science degree in Industrial and Labor Relations from Cornell University and brings to Dalrada an extensive knowledge of supply chain management, customer account and relationship management, and recruitment and development. Ms. Gourdie was appointed to the Dalrada board as of July 29, 2019 and does not receive compensation in her role as a director.

Brian Kendrick, Director – Kendrick has been the Managing Director of Allegro Jet Management since 2014. Mr. Kendrick has over 30 years of business experience starting with a short stint with Burroughs as a computer programmer. Mr. Kendrick developed one of the industry's first systems for tracking owners of aircraft throughout the world and managed all aspects from the inspection and purchase of aircraft to delivery. Appointed July 29, 2019.

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

Fawad Nisar, COO and Director – Prior to COO of Dalrada, Mr. Nisar, in 2019 held the position of Executive Vice President of Marketing of Trucept, Inc. In 2018, Fawad held the position of Vice President of Marketing at Isodiol International. From 2014 through 2018, Mr. Nisar held the position of Senior Account Director, Healthcare Vertical. Mr. Nisar has held various executive and high-level roles managing global operations as well as sales and marketing for large product and service organizations. Graduating with a master’s degree in chemical engineering from Manhattan College, Nisar began his career working as a biochemical engineer for Wyeth Pharmaceuticals – producing one of the first targeted chemotherapy drugs to treat acute myeloid leukemia, followed by 14 years of providing business solutions to Fortune 500 pharmaceutical, healthcare, manufacturing, and retail businesses.

Harvey Hershkowitz, Director - Mr. Hershkowitz for the last five years has been the chairman of the Board for Palomar Hospital. Mr. Hershkowitz has more than 35-years’ experience in the healthcare industry with the top Fortune 10 companies including consulting, Information Technology (IT), software, professional services, nursing schools, management, building and development. In addition, he has successfully spearheaded companies in business, IT, residential, wellness centers, commercial development, acute care hospitals, skilled nursing facilities, major physician groups, biosciences, pharmaceutical and healthcare construction boards. Serving on many boards including being Chairman to many, Mr. Hershkowitz also has a notable track record with spring-boarding start-ups, raising capital, and positioning corporations in the global market where he actively expands his reach and network.

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

Item 11. Executive and Director Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension Value	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
(h)
* Brian Bonar,	2020	393,000	47,000	0	0	0	0	0	440,000
CEO, Director	2019	260,000	0	0	0	0	0	0	260,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS					STOCK AWARDS
Name and Principal Position(s)(a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Brian Bonar, CEO	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal years ended June 30, 2020 and 2019.

Director Compensation

None

Employment Agreements

On July 1, 2019, the Company entered into an employment agreement with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company will compensate the Chief Executive Officer a base salary of $393,000 per annum, annual increases of 10% and a quarterly bonus based on whether the Company achieve a net profit. He will be issued common stock of the Company sufficient to provide a 10% ownership position only upon a reverse split, which shares are to be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter.

Report on Repricing of Options

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2020 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors act as a group.

As of June 30, 2020, we had a total of 68,464,742 shares of common stock issued and outstanding. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Brian Bonar, Principal Executive Officer and Director	Common Shares	5,026,315	7.3%
Fawad Nisar, Chief Operating Officer and Director	Common Shares	3,000,000	4.3%
Sandra Dicicco	Common Shares	4,965,614	7.2%
All Officers and Directors as a Group	Common Shares	8,026,315	11.7%

Item 13. Certain Relationships, Related Transactions and Director Independence

Year Ended June 30, 2020

Notes Payable – Related Parties

1)       During the year ended June 30, 2019, the Company issued a $38,615 promissory note to a related party for compensation paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal and accrued interest was converted into 3,965,614 shares of common stock at a conversion price of $0.0492.

2)       During the year ended June 30, 2019, the Company issued a $37,469 promissory note to a related party for legal services and other expenses incurred to reinstate the Company to a current status with the state of Delaware. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $37,469 and the accrued interest is $1,124.

3)       As of June 30, 2019, the Company owed $2,250 to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. The Company is charged $4,500 on a monthly basis, $1,125 of which is allocated each month to Dalrada Health Products. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $2,250 and the accrued interest is $68.

4)       As of June 30, 2019, the Company owed $1,630 to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,630 and the accrued interest is $49.

5)       As of June 30, 2019, the Company owed $262,197 to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $262,197 and the accrued interest is $7,866.

6)       On September 30, 2019, the Company issued a $131,265 promissory note to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $131,265 and the accrued interest is $2,953.

7)       On September 30, 2019, the Company issued a $2,075 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $2,075 and the accrued interest is $47.

8)      On September 30, 2019, the Company issued a $3,375 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services for which the Company is charged $1,125 on a monthly basis. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $3,375 and the accrued interest is $76.

9)       On September 30, 2019, the Company issued a $36,370 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $36,370 and the accrued interest is $818.

10)     On September 30, 2019, the Company issued a $1,865 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,865 and the accrued interest is $42.

11)     On September 30, 2019, the Company issued a $93,137 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $93,137 and the accrued interest is $2,096.

12)     On December 31, 2019, the Company issued a $18,669 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $18,669 and the accrued interest is $280.

13)     On December 31, 2019, the Company issued a $16,165 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $16,165 and the accrued interest is $242.

14)     On December 31, 2019, the Company issued a $1,125 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. The Company is charged $4,500 on a monthly basis, $1,125 of which is allocated each month to Dalrada Health Products. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,125 and the accrued interest is $17.

15)     On December 31, 2019, the Company issued a $152,282 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for medical device listing fees, computer software, travel expenses, and professional consultant services Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $152,282 and the accrued interest is $2,284.

16)     On December 31, 2019, the Company issued a $5,270 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $5,270 and the accrued interest is $79.

17)     On December 31, 2019, the Company issued a $720,914 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $720,914 and the accrued interest is $10,814.

18)     On March 31, 2020, the Company issued a $233,886 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $233,886 and the accrued interest is $1,754.

19)     On March 31, 2020, the Company issued a $1,120 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,120 and the accrued interest is $8.

20)     On March 31, 2020, the Company issued a $175,742 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $175,742 and the accrued interest is $1,318.

21)     On March 31, 2020, the Company issued a $14,655 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $14,655 and the accrued interest is $110.

22)     On March 31, 2020, the Company issued a $1,165 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,165 and the accrued interest is $9.

23)     On March 31, 2020, the Company issued a $417,996 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $417, 996 and the accrued interest is $3,135.

24)     On March 31, 2020, the Company issued a $79,866 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $79,866 and the accrued interest is $599.

25)     On March 31, 2020, the Company issued a $55,868 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $55,868 and the accrued interest is $419.

26)     On June 30, 2020, the Company issued a $228,557 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $228, 557 and the accrued interest is $1,714.

27)     On June 30, 2020, the Company issued a $131,477 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $131,477 and the accrued interest is $986.

28)     On June 30, 2020, the Company issued a $13,500 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $13,500 and the accrued interest is $101.

29)     On June 30, 2020, the Company issued a $213,887 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of June 30, 2020, the outstanding principal balance of the promissory note was $213,887 and the accrued interest is $1,604.

Convertible Note Payable – Related Parties

As of June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of June 30, 2020, the outstanding principal balance of the promissory note was $1,875,000 and the accrued interest is $56,250.

Related Party Transactions

As of June 30, 2020, and June 30, 2019, the Company owed $556,317 and $479,512 respectively to related parties for reimbursement of various operating expenses, accrued salaries, management fees, etc. which has been recorded in accounts payable and accrued liabilities – related parties. As of June 30, 2020 and 2019, this amount includes $7,650 and $27,000 of management fees, which consists of accounting and administrative services to Trucept Inc., a related party company controlled by the Chief Executive Officer of the Company. The management fee agreement calls for monthly payments of $4,500. The agreement is ongoing until terminated by either party. As of June 30, 2020, amounts included with accounts payable and accrued liabilities – related parties for which relate to advances for operating expenses were $92,422.

In November 2019, the Chief Executive Officer converted $170 in amounts owed from the Company into 5,000 shares of Series F Super Preferred Stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. As of June 30, 2020, the Company had $440,000 accrued within accounts payable and accrued liabilities – related parties.

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

During the year ended June 30, 2020, Dalrada Health recorded revenues of $80,844 to various related parties with common ownership. During the year ended June 30, 2020, the Company’s Prakat subsidiary recorded revenues of $142,722 for engineering and consulting services provided to Trucept.

Year ended June 30, 2019

During the year ended June 30, 2019, the Company issued a $38,615 promissory note to a related party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at June 30, 2019, the outstanding balance of the promissory note was $39,195.

During the year ended June 30, 2018, the Company issued a $37,469 promissory note to a related party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at June 30, 2019, the outstanding balance of the promissory note was $37,469.

As at June 30, 2019, the Company owed $1,875,000 to the Chief Executive Officer of the Company. The amount is unsecured, bears interest at 3% per annum, due one year from the date of issuance. On June 30, 2019, the Company amended the note agreement to include a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature.

As at June 30, 2019, the Company owed $2,250 to a related party company controlled by the Chief Executive Officer of the Company. The amount is unsecured, bears interest at 3% per annum, and due 360 days from the date of issuance.

As at June 30, 2019, the Company owed $1,630 to a related party. The amount is unsecured, bears interest at 3% per annum, and due 360 days from the date of issuance.

As at June 30, 2019, the Company owed $262,197 to a related party. The amount is unsecured, bears interest at 3% per annum, and due 360 days from the date of issuance.

During the year ended June 30, 2019, the Company incurred $260,000 in consulting fees to the Chief Executive Officer of the Company.

During the year ended June 30, 2019, the Company incurred $27,000 in management fees to a related party company controlled by the Chief Executive Officer of the Company.

As at June 30, 2019, the Company owed $417,133 to related parties, which has been recorded in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Item 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, dbbmckennon for the years ended June 30, 2020 and 2019.

	For the Year Ended June 30,
	2020	2019
Audit Fees	$50,000	$35,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$50,000	$35,000

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

Dalrada financial Corporation

By: /s/ Brian Bonar
Date: October 15, 2020	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	October 15, 2020
Brian Bonar	and Director

