Form 10-Q
period 2020-09-30
DALRADA FINANCIAL CORP
filed 2020-11-16
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  [_]    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 16, 2020, the registrant’s outstanding stock consisted of 68,464,742 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$139,403	$75,165
Accounts receivable, net	207,747	229,167
Accounts receivable, net - related parties	121,615	99,357
Other receivables	84,016	76,013
Inventories	691,504	650,422
Prepaid expenses and other current assets	129,042	121,413
Total current assets	1,373,327	1,251,537
Property and equipment, net	297,963	240,508
Other assets	30,000	30,000
Goodwill	143,152	143,152
Right of use asset, net	1,053,322	1,118,474
Total assets	$2,897,764	$2,783,671

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$149,638	$297,720
Accrued liabilities	304,823	231,865
Accrued payroll taxes, penalties and interest	10,637,282	10,519,440
Accounts payable and accrued liabilities – related parties	1,252,826	556,317
Deferred revenue	–	176,291
Notes payable	93,126	93,217
Notes payable – related parties	3,565,314	3,053,782
Convertible notes payable – related party	1,875,000	1,875,000
Right of use liability	228,528	225,611
Total current liabilities	18,106,537	17,029,243
Right of use liability	824,794	892,863
Total liabilities	18,931,331	17,922,106

Commitments and contingencies (Note 12)

Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000 shares authorized, 5,000 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 68,464,742 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	342,324	342,324
Additional paid-in capital	91,904,874	91,904,874
Noncontrolling interests	56,836	51,821
Accumulated deficit	(108,343,963)	(107,429,607)
Accumulated other comprehensive income (loss)	6,312	(7,897)
Total stockholders' deficit	(16,033,567)	(15,138,435)
Total liabilities and stockholders' deficit	$2,897,764	$2,783,671

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	September 30,
	2020	2019
Revenues	$693,360	$17,317
Revenues - related party	66,033	–
Total revenues	759,393	17,317
Cost of revenue	233,428	6,611
Gross profit (loss)	525,965	10,706

Operating expenses:
Selling, general and administrative	1,307,541	271,024
Research and development	22,822	–
Expenses incurred on terminated acquisition	–	149,826
Total operating expenses	1,330,363	420,850
Loss from operations	(804,398)	(410,144)

Other income (expense):
Interest expense	(129,060)	(210,587)
Interest income	525	–
Other income	36,174	–
Loss on foreign exchange	(12,582)	–
Total other income (expenses)	(104,943)	(210,587)
Net loss before taxes	(909,341)	(620,731)
Income taxes	–	–
Net loss	(909,341)	(620,731)
Net income attributable to noncontrolling interests	5,015	–
Net loss attributable to Dalrada Financial Corporation stockholders	$(914,356)	$(620,731)

Foreign currency translation	14,209	–
Comprehensive loss	$(895,132)	$(620,731)

Net loss per common share to Dalrada stockholders - basic	$(0.01)	$(0.01)
Net loss per common share to Dalrada stockholders - diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding — basic	68,464,742	48,281,128
Weighted average common shares outstanding — diluted	68,464,742	48,281,128

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Noncontrolling	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Income (Loss)	Deficit

Balance at June 30, 2019	–	$–	48,281,128	$241,406	$91,086,179	$–	$(104,963,229)	$–	$(13,635,644)
Net loss	–	–	–	–	–	–	(620,731)	–	(620,731)
Balance at September 30, 2019	–	$–	48,281,128	$241,406	$91,086,179	$–	$(105,583,960)	$–	$(14,256,375)

Balance at June 30, 2020	5,000	$50	68,464,742	$342,324	$91,904,874	$51,821	$(107,429,607)	$(7,897)	$(15,138,435)
Net loss	–	–	–	–	–	5,015	(914,356)	–	(909,341)
Foreign currency translation	–	–	–	–	–	–	–	14,209	14,209
Balance at September 30, 2020	5,000	$50	68,464,742	$342,324	$91,904,874	$56,836	$(108,343,963)	$6,312	$(16,033,567)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(909,341)	$(620,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,644	–
Changes in operating assets and liabilities:
Accounts receivable	(838)	18,616
Other receivables	(8,003)	–
Inventories	(41,082)	2,211
Prepaid expenses and other current assets	(7,629)	(5,000)
Accounts payable	(284,560)	4,392
Related party advances	832,987	132,091
Accrued liabilities	72,958	163
Accrued payroll taxes, penalties and interest	117,842	194,446
Deferred revenue	(176,291)	–
Net cash used in operating activities	(393,313)	(273,812)
Cash flows from investing activities:
Purchase of property and equipment	(68,099)	(2,278)
Net cash used in investing activities	(68,099)	(2,278)
Cash flows from financing activities:
Proceeds from related party notes payable	511,532	287,821
Net cash provided by financing activities	511,532	287,821
Net increase in cash and cash equivalents	50,120	11,731
Effect of exchange rate changes on cash	14,118	–
Cash and cash equivalents at beginning of period	75,165	963
Cash and cash equivalents at end of period	$139,403	$12,694

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Transfer of related party advances to related party notes payable	$–	$37,469

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

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2020, the Company has a working capital deficit of $16,773,210 and an accumulated deficit of $108,343,963. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2020, the Company had an allowance for doubtful accounts of $14,721.

(h)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of September 30 and June 30, 2020, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of September 30 and June 30, 2020, there were no qualitative factors that indicated goodwill was impaired.

(l)	Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”), effective January 1, 2019 using the modified retrospective transition approach applied to all contracts. Therefore, the reported results for the years ended June 30, 2020 and 2019 reflect the application of ASC 606. Management determined that there were no retroactive adjustments necessary to revenue recognition upon the adoption of the ASU 2014-09. The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the performance obligations are satisfied.

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

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended
	September 30,
	2020	2019
Product sales - third parties	$373,784	$17,317
Product sales - related party	18,533	–
Information technology and consulting services - third parties	319,576	–
Information technology and consulting services - related party	47,500	–
Total revenue	$759,393	$17,317

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30,	June 30,
	2020	2020
Accounts receivable, net	$207,747	$229,167
Accounts receivable, net - related parties	121,615	99,357
Deferred revenue	–	176,291

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended
	September 30,
	2020	2019
Product sales	$81,380	$6,611
Information technology and consulting services	152,048	–
Total cost of revenue	$233,428	$6,611

(n)	Stock-based Compensation

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three months ended September 30, 2020, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

The weighted average number of common stock equivalents related to convertible notes payable of 57,214,074 and 55,560,676 shares, respectively, was not included in diluted loss per share, because the effects are antidilutive, for the three months ended September 30, 2020 and 2019.

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

In June 2016, the FASB issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the new guidance. The Company determined there is no impact to its financial statements.

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

Cash and cash equivalents	$917
Research and development	92,083
Purchase price consideration	$93,000

The acquired research and development was recorded as an expense in the consolidated statements of operations.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2020 and June 30, 2020:

	September 30,	June 30,
	2020	2020
Machinery and equipment	$172,524	$143,930
Leasehold improvements	131,793	112,366
Computer and office equipment	59,252	52,665
	363,569	308,961
Less: Accumulated depreciation	(65,606)	(68,453)
	$297,963	$240,508

Depreciation and amortization expense of $10,644 and $0 for the three months ended September 30, 2020 and 2019, respectively, were included in selling, general and administrative expenses in the statements of operations.

5.	Accrued Payroll Taxes

As of September 30, 2020, and June 30, 2020, the Company had $10,637,282 and $10,519,440, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $10,637,282 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the condensed consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the condensed consolidated statements of operations. For the three months ended September 30, 2020 and 2019, the Company recognized $113,930 and $194,446, respectively, of penalties and interest within interest expense on the condensed consolidated statements of operations. For the three months ended September 30, 2020 and 2019, the Company recognized $0 and $0, respectively, within “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal periods The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as of the date of these condensed consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

6.	Notes Payable – Related Parties

1)      During the year ended June 30, 2019, the Company issued a $38,615 promissory note to a related party for compensation paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $38,615 and the accrued interest is $1,448.

2)       During the year ended June 30, 2019, the Company issued a $37,469 promissory note to a related party for legal services and other expenses incurred to reinstate the Company to a current status with the state of Delaware. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $37,469 and the accrued interest is $1,405.

3)       As of June 30, 2019, the Company owed $2,250 to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. The Company is charged $4,500 on a monthly basis, $1,125 of which is allocated each month to Dalrada Health Products. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $2,250 and the accrued interest is $84.

4)       As of June 30, 2019, the Company owed $1,630 to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $1,630 and the accrued interest is $61.

5)       As of June 30, 2019, the Company owed $262,197 to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $262,197 and the accrued interest is $9,832.

6)       On September 30, 2019, the Company issued a $131,265 promissory note to a related party for reimbursement of compensation to employees and payroll services paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $131,265 and the accrued interest is $3,938.

7)       On September 30, 2019, the Company issued a $2,075 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $2,075 and the accrued interest is $62.

8)      On September 30, 2019, the Company issued a $3,375 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services for which the Company is charged $1,125 on a monthly basis. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $3,375 and the accrued interest is $101.

9)       On September 30, 2019, the Company issued a $36,370 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $36,370 and the accrued interest is $1,091.

10)     On September 30, 2019, the Company issued a $1,865 promissory note to a related party for reimbursement of expenses paid by the related party on behalf of the Company related to the proposed C2C acquisition which did not occur. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $1,865 and the accrued interest is $56.

11)     On September 30, 2019, the Company issued a $93,137 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $93,137 and the accrued interest is $2,794.

12)     On December 31, 2019, the Company issued a $18,669 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $18,669 and the accrued interest is $420.

13)     On December 31, 2019, the Company issued a $16,165 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $16,165 and the accrued interest is $364.

14)     On December 31, 2019, the Company issued a $1,125 promissory note to a related party company controlled by the Chief Executive Officer of the Company for management fees, which consists of accounting and administrative services. The Company is charged $4,500 on a monthly basis, $1,125 of which is allocated each month to Dalrada Health Products. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $1,125 and the accrued interest is $25.

15)     On December 31, 2019, the Company issued a $152,282 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for medical device listing fees, computer software, travel expenses, and professional consultant services Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $152,282 and the accrued interest is $3,426.

16)     On December 31, 2019, the Company issued a $5,270 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $5,270 and the accrued interest is $119.

17)     On December 31, 2019, the Company issued a $720,914 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $720,914 and the accrued interest is $16,221.

18)     On March 31, 2020, the Company issued a $233,886 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $233,886 and the accrued interest is $3,508.

19)     On March 31, 2020, the Company issued a $1,120 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $1,120 and the accrued interest is $17.

20)     On March 31, 2020, the Company issued a $175,742 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $175,742 and the accrued interest is $2,636.

21)     On March 31, 2020, the Company issued a $14,655 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $14,655 and the accrued interest is $220.

22)     On March 31, 2020, the Company issued a $1,165 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $1,165 and the accrued interest is $17.

23)     On March 31, 2020, the Company issued a $417,996 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $417, 996 and the accrued interest is $6,270.

24)     On March 31, 2020, the Company issued a $79,866 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $79,866 and the accrued interest is $1,198.

25)     On March 31, 2020, the Company issued a $55,868 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $55,868 and the accrued interest is $838.

26)     On June 30, 2020, the Company issued a $228,557 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $228,557 and the accrued interest is $1,714.

27)     On June 30, 2020, the Company issued a $131,477 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $131,477 and the accrued interest is $986.

28)     On June 30, 2020, the Company issued a $13,500 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $13,500 and the accrued interest is $101.

29)     On June 30, 2020, the Company issued a $213,887 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $213,887 and the accrued interest is $1,604.

30)     On September 30, 2020, the Company issued a $36,549 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $36,549 and the accrued interest is $274.

31)     On September 30, 2020, the Company issued a $32,957 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $32,957 and the accrued interest is $247.

32)     On September 30, 2020, the Company issued a $31,022 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $31,022 and the accrued interest is $233.

33)     On September 30, 2020, the Company issued a $411,000 promissory note to a related party for reimbursement of operating expenses paid by the related party on behalf of the Company. Funds were used for travel expenses, professional consultant services, software, international shipping charges, and office supplies Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 360 days from the date of issuance. As of September 30, 2020, the outstanding principal balance of the promissory note was $411,000 and the accrued interest is $3,083.

7.	Convertible Note Payable – Related Parties

As of June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of September 30, 2020, the outstanding principal balance of the promissory note was $1,875,000 and the accrued interest is $70,313.

8.	Related Party Transactions

As of September 30, 2020 and June 30, 2020, and June 30, 2019, the Company owed $1,252,826 and $556,317, respectively, to related parties for reimbursement of various operating expenses, accrued salaries, management fees, etc. which has been recorded in accounts payable and accrued liabilities – related parties. As of September 30, 2020 and June 30, 2020, this amount includes $7,650 and $7,650 of management fees, which consists of accounting and administrative services to Trucept Inc., a related party company controlled by the Chief Executive Officer of the Company. The management fee agreement calls for monthly payments of $4,500. The agreement is ongoing until terminated by either party. As of September 30, 2020, amounts included with accounts payable and accrued liabilities – related parties for which relate to advances for operating expenses were $108,588.

In November 2019, the Chief Executive Officer converted $170 in amounts owed from the Company into 5,000 shares of Series F Super Preferred Stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. As of September 30, 2020 and June 30, 2020, the Company had $487,000 and $440,000, accrued within accounts payable and accrued liabilities – related parties, respectively.

During the three months ended September 30, 2020, Dalrada Health recorded revenues of $18,533 to various related parties with common ownership. During the three months ended September 30, 2020, the Company’s Prakat subsidiary recorded revenues of $47,500 for engineering and consulting services provided to various related parties with common ownership.

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

As of September 30 and June 30, 2020, the Company had 68,464,742 common shares issued and outstanding.

On September 10, 2020 the Board authorized the Dalrada Financial Corp 2020 stock compensation plan to be used to compensate the company board of directors. The plan allocates the issuance of up to 3,500,000 shares. To date, no stock awards have been granted.

11.	Segment Reporting

Upon the Company’s acquisitions in the year ended June 30, 2020, the Company manages its business and makes its decisions based on segments. The Company classifies its operations into four segments: Engineering, Health, Information Technology and Corporate. The Company evaluates the performance of its segments primarily based on revenues, operating income (loss) and net income (loss). Segment information for the three months ended September 30, 2020 is as follows:

	Three Months Ended September 30, 2020
	Engineering	Health	Information Technology	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$587,409	$72,450	$475,807	$–	$(376,273)	$759,393
Loss from operations	246,575	(121,086)	79,224	(840,607)	(168,504)	(804,398)
Net loss	$215,331	$(121,086)	$82,906	$(728,013)	$(358,479)	$(909,341)

Geographic Information

The following table presents revenue by country:

	Three Months Ended
	September 30,
	2020	2019
United States	$150,182	$17,317
Europe	242,000	–
India	367,076	–
	$759,393	$17,317

The following table presents inventories by country:

	September 30,	June 30,
	2020	2020
United States	$399,192	$409,044
Europe	292,312	241,378
India	–	–
	$691,504	$650,422

The following table presents property and equipment, net, by country:

	September 30,	June 30,
	2020	2020
United States	$61,579	$39,507
Europe	236,384	191,508
India	–	9,493
	$297,963	$240,508

12.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the three months ended September 30, 2020, management determined that there were no variable lease costs.

Right of Use Asset

In May 2020, the Company entered into a five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $822,389 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $53,399. The lease agreements mature in April 2025. Total amounts expensed under the lease during the three months ended September 30, 2020 were $44,332 for which is included accounts payable and accrued liabilities – related parties.

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

In August 2020, the Company’s Likido subsidiary entered in a new operating agreement for warehouse space. The lease matures in July 2021.

The following are the expected lease payments as of September 30, 2020, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
2021	$198,576
2022	267,113
2023	259,215
2024	207,901
2025	194,616
Thereafter	42,237
1,169,658
Less: imputed interest	(116,979)
Total	$1,052,679

24

13.

Subsequent Events

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

Management has evaluated all other subsequent events through November 16, 2020, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $859,341 during the three months ended September 30, 2020. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will continue to rely on related parties to fund our operations. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the three months ended September 30, 2020 and 2019.

	September 30,	June 30,
	2020	2020
Revenues	$759,393	$17,317
Cost of revenues	233,428	6,611
Gross profit (loss)	525,965	10,706
Operating expenses	1,330,363	420,850
Loss from operations	(804,398)	(410,144)
Other income (expenses)	(104,943)	(210,587)
Net income (loss)	$(909,341)	$(620,731)

Revenues and Cost of Revenues

During the three months ended September 30, 2020, the Company recorded revenues of $759,393, including $367,076 attributed to Prakat, $242,000 attributed to Likido, $54,037 to precision parts (Dalrada Precision), $72,450 to GlanHealth’s (Dalrada Health) sanitizing products & services, and $23,694 to Shark’s services & products. Related party revenue was $66,033. Total cost of revenues was $233,428, resulting in a gross profit of $525,965.

During the three months ended September 30, 2019, the Company recorded revenues of $17,317 as a result of manufactured components sold to a manufacturer of deep-ultraviolet light sources which included total cost of sales of $6,611 resulting in a gross profit of $10,706. This is due to the fact that we have higher overhead costs which resulted in the gross loss.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 was $1,330,363 compared to operating expenses of $420,850 during the year ended September 30, 2019. The increase in operating expenses was due to an increase in the operating activity as most of fiscal 2019 was spent on development of the Company’s proposed business operations whereas fiscal 2020 focused on the implementation of the business operations. The increase was also partially attributable to the Likido acquisition in December 2019 and Prakat acquisition in January 2020.

Other Income (Expense)

During the three months ended September 30, 2020 and 2019, the Company recognized $113,930 and $194,446, respectively, of penalties and interest within interest expense on the consolidated statements of operations.

Net Income (Loss)

Net loss for the three months ended September 30, 2020 was $909,341 compared to $620,731 during the three months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company had a working capital deficit of $16,733,210 and an accumulated deficit of $108,343,963. The Company has few revenues and significant losses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Cash presently on hand is immaterial. We anticipate needing $1,000,000 over the next twelve months to fund operations for the production of our VIA kits, development of our Likido heating & cooling units, and the manufacturing of our extraction machine. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts to take pre-orders of our extraction machines (resulting in down-payments), the sales of high-margin heating & cooling units, precision parts, and healthcare VIA kits. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

Working Capital

As of September 30, 2020, the Company had current assets of $1,373,327 and current liabilities of $18,106,537 compared with current assets of $1,251,537 and current liabilities of $17,029,243 at June 30, 2020. The increase in the working capital deficit was mainly due to the increase in related party notes payable.

Cash Flows

	September 30,	June 30,
	2020	2020
Net cash used in operating activities	$(393,313)	$(273,812)
Net cash provided by (used in) investing activities	(68,099)	(2,278)
Net cash provided by financing activities	511,532	287,821
Net increase (decrease) in cash during the year	$50,120	$11,731

Cash flow from Operating Activities

During the three months ended September 30, 2020, the Company used 393,313 of cash for operating activities compared to $273,812 used during the three months ended September 30, 2019. The increase in the use of cash for operating activities was primarily due to the net loss due to an overall increase in operations as the Company incurred more day-to-day operating costs.

Cash flow from Investing Activities

During the three months ended September 30, 2020, the Company purchased equipment for $68,099. During the three months ended September 30, 2019, the Company purchased equipment for $2,278.

Cash flow from Financing Activities

During the three months ended September 30, 2020, the Company received proceeds of $511,532 from the issuance of related party notes payable compared to $287,821 received from notes payable during the three months ended September 30, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Through the sales, marketing, and operations of the GlanHealth product line, we have identified potential opportunities of Personal Protection Equipment (PPE) products to potentially expand our offerings to healthcare and other related industries, which may produce immediate and significant results to Dalrada. We are working to solidify the deals, contracts, and stakeholder agreements and will provide timely and appropriate updates to our shareholders.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The control weaknesses mentioned below were first identified during the year ended September 30th 2020.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of September 30, 2020.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: November 16, 2020	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	November 16, 2020
Brian Bonar	and Director

1