Form 10-Q/A
period 2020-09-30
DALRADA FINANCIAL CORP
filed 2020-11-18
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend Section 1, Organization and Nature of Operations, of the Notes to the Condensed Consolidated Financial Statements paragraph number one to disclose the reincorporation of the Company into the State of Wyoming.   In addition in Section 1, Going Concern, there was a minor change in the wording. We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32., and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

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

Dalrada Financial Corporation (the “Company”) was incorporated in September 1982 under the laws of the State of California, reincorporated in May 1983 under the laws of the State of Delaware, and reincorporated in May 2020 under the laws of the State of Wyoming.

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

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2020, the Company has a working capital deficit of $16,773,210 and an accumulated deficit of $108,343,963. The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: November 17, 2020	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	November 17, 2020
Brian Bonar	and Director

1