Form 10-Q
period 2021-03-31
DALRADA FINANCIAL CORP
filed 2021-05-17
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X]   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2021, the registrant’s outstanding stock consisted of 72,264,742 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$265,212	$75,165
Accounts receivable, net	1,169,861	229,167
Accounts receivable, net - related parties	83,758	99,357
Other receivables	30,822	76,013
Inventories	591,756	650,422
Prepaid expenses and other current assets	230,681	121,413
Total current assets	2,372,090	1,251,537
Property and equipment, net	346,201	240,508
Other assets	30,000	30,000
Goodwill	1,429,841	143,152
Right of use asset, net	957,372	1,118,474
Total assets	$5,135,504	$2,783,671

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$394,515	$297,720
Accrued liabilities	400,618	231,865
Accrued payroll taxes, penalties and interest	10,884,158	10,519,440
Accounts payable and accrued liabilities – related parties	568,805	556,317
Deferred revenue	20,000	176,291
Due to seller	98,000	–
Notes payable, current portion	127,352	93,217
Notes payable – related parties	6,937,324	3,053,782
Convertible notes payable – related party	2,656,580	1,875,000
Right of use liability	233,912	225,611
Total current liabilities	22,321,264	17,029,243
Notes payable	299,900	–
Right of use liability	723,460	892,863
Total liabilities	23,344,624	17,922,106

Commitments and contingencies (Note 12)

Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000 shares authorized, 5,000 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 73,264,742 and 68,464,742 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	366,324	342,324
Common stock to be issued	687,800	–
Additional paid-in capital	92,717,074	91,904,874
Noncontrolling interests	27,493	51,821
Accumulated deficit	(112,008,589)	(107,429,607)
Accumulated other comprehensive income (loss)	728	(7,897)
Total stockholders' deficit	(18,209,120)	(15,138,435)
Total liabilities and stockholders' deficit	$5,135,504	$2,783,671

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenues	$1,303,022	$292,418	$2,962,784	$341,901
Revenues - related party	285,307	58,906	440,455	58,906
Total revenues	1,588,329	351,324	3,403,239	400,807
Cost of revenue	854,791	185,902	1,547,052	200,006
Gross profit	733,538	165,422	1,856,187	200,801

Operating expenses:
Selling, general and administrative	2,917,707	824,506	5,644,157	1,688,792
Research and development	125,752	177,874	404,253	449,809
Expenses incurred on terminated acquisition	–	(355)	–	169,904
Total operating expenses	3,043,459	1,002,025	6,048,410	2,308,505
Loss from operations	(2,309,921)	(836,603)	(4,192,223)	(2,107,704)

Other income (expense):
Interest expense	(184,370)	(219,483)	(468,181)	(653,078)
Interest income	2,991	–	3,893	–
Other income	458	–	37,256	–
Gain on expiration of accrued tax liability	–	–	–	1,276,837
Gain (loss) on foreign exchange	21,393	16,583	15,945	12,171
Total other income (expenses)	(159,528)	(202,900)	(411,087)	635,930
Net loss before taxes	(2,469,449)	(1,039,503)	(4,603,310)	(1,471,774)
Income taxes	–	–	–	–
Net loss	(2,469,449)	(1,039,503)	(4,603,310)	(1,471,774)
Net loss attributable to noncontrolling interests	(4,724)	(11,064)	(24,328)	(11,064)
Net loss attributable to Dalrada Financial Corporation stockholders	$(2,464,725)	$(1,028,439)	$(4,578,982)	$(1,460,710)

Foreign currency translation	(15,634)	59	8,625	2,159
Comprehensive (loss)	$(2,485,083)	$(1,039,444)	$(4,594,685)	$(1,469,615)

Net loss per common share to Dalrada stockholders - basic	$(0.04)	$(0.02)	$(0.07)	$(0.03)
Net loss per common share to Dalrada stockholders - diluted	$(0.04)	$(0.02)	$(0.07)	$(0.03)

Weighted average common shares outstanding — basic	70,278,075	60,737,965	69,060,362	55,897,598
Weighted average common shares outstanding — diluted	70,278,075	60,737,965	69,060,362	55,897,598

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Preferred Stock		Common Stock		Common Stock to be	Additional Paid-in	Non- controlling	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Capital	Interests	Deficit	(Loss)	Deficit

Balance at June 30, 2019	–	$–	48,281,128	$241,406	$–	$91,086,179	$–	$(104,963,229)	$–	$(13,635,644)
Net loss	–	–	–	–	–	–	–	(620,731)	–	(620,731)
Balance at September 30, 2019	–	–	48,281,128	241,406	–	91,086,179	–	(105,583,960)	–	(14,256,375)
Conversion of related party payable to preferred stock	5,000	50	–	–	–	120	–	–	–	170
Common stock issued pursuant to business combination	–	–	6,118,000	30,590	–	243,496	–	–	–	274,086
Net income	–	–	–	–	–	–	–	188,460	–	188,460
Foreign currency translation	–	–	–	–	–	–	–	–	2,100	2,100
Balance at December 31, 2019	5,000	50	54,399,128	271,996	–	91,329,795	–	(105,395,500)	2,100	(13,791,559)
Common stock issued pursuant to acquisitions	–	–	6,600,000	33,000	–	222,000	63,000	–	–	318,000
Common stock issued for services	–	–	3,000,000	15,000	–	157,800	–	–	–	172,800
Net loss	–	–	–	–	–	–	(11,064)	(1,028,439)	–	(1,039,503)
Foreign currency translation	–	–	–	–	–	–	–	–	59	59
Balance at March 31, 2020	5,000	$50	63,999,128	$319,996	$–	$91,709,595	$51,936	$(106,423,939)	$2,159	$(14,340,203)

Balance at June 30, 2020	5,000	$50	68,464,742	$342,324	$–	$91,904,874	$51,821	$(107,429,607)	$(7,897)	$(15,138,435)
Net loss	–	–	–	–	–	–	5,015	(914,356)	–	(909,341)
Foreign currency translation	–	–	–	–	–	–	–	–	14,209	14,209
Balance at September 30, 2020	5,000	50	68,464,742	342,324	–	91,904,874	56,836	(108,343,963)	6,312	(16,033,567)
Net loss	–	–	–	–	–	–	(24,619)	(1,199,901)	–	(1,224,520)
Foreign currency translation	–	–	–	–	–	–	–	–	10,050	10,050
Balance at December 31, 2020	5,000	50	68,464,742	342,324	–	91,904,874	32,217	(109,543,864)	16,362	(17,248,037)
Common stock issued to board members	–	–	4,500,000	22,500	–	707,500	–	–	–	730,000
Common stock issued pursuant to business combinations	–	–	300,000	1,500	687,800	104,700	–	–	–	794,000
Net loss	–	–	–	–	–	–	(4,724)	(2,464,725)	–	(2,469,449)
Foreign currency translation	–	–	–	–	–	–	–	–	(15,634)	(15,634)
Balance at March 31, 2021	5,000	$50	73,264,742	$366,324	$687,800	$92,717,074	$27,493	$(112,008,589)	$728	$(18,209,120)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,603,310)	$(1,471,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,318	–
Stock compensation	730,000	172,800
Research and development expenses associated with asset acquisition	–	92,083
Changes in operating assets and liabilities:
Accounts receivable	(925,095)	(25,394)
Other receivables	48,191	(108,779)
Inventories	58,666	(110,443)
Prepaid expenses and other current assets	(109,268)	(54,905)
Accounts payable	47,350	107,015
Accounts payable and accrued liabilities related party advances	675,016	87,134
Accrued liabilities	130,027	38,918
Accrued payroll taxes, penalties and interest	364,718	(712,258)
Deferred revenue	(156,291)	–
Other current liabilities	–	42,765
Net cash used in operating activities	(3,702,678)	(1,942,838)

Cash flows from investing activities:
Net cash acquired pursuant to business combination	70,131	234,261
Purchase of property and equipment	(139,081)	(160,515)
Net cash provided by (used in) investing activities	(68,950)	73,745

Cash flows from financing activities:
Proceeds from related party notes payable	4,002,594	1,975,200
Repayment of notes payable	(49,544)	–
Net cash provided by financing activities	3,953,050	1,975,200

Net increase in cash and cash equivalents	181,422	106,106
Effect of exchange rate changes on cash	8,625	(2,976)
Cash and cash equivalents at beginning of period	75,165	963
Cash and cash equivalents at end of period	$265,212	$104,093

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to business combination	$794,000	$436,086
Fair value of assets acquired and liabilities assumed in acquisition	$492,689	$355,934
Fair value of noncontrolling interest acquired in acquisition	$–	$63,000
Conversion of accounts payable - related parties to related party convertible note	$781,580	$–
Conversion of accounts payable - related parties to preferred stock	$–	$170
Outstanding balance of note payable issued for due to seller payment	$98,000	$–
Transfer of related party advances to related party notes payable	$–	$37,469

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

The Company’s operating subsidiaries Dalrada Precision, Dalrada Health Products, and Dalrada Technologies offer high-value innovative alternative solutions to businesses and consumers worldwide. With a global footprint in Malaysia, UK, India, and United States, the Company is well-positioned to supply products and services with the ability to make a meaningful impact in environmental sustainability, healthcare, and business growth leveraging technology. Driven by passionate and dedicated people, Dalrada’s mission is to introduce disruptive solutions by offering a different approach to solving global problems.

In June 2018, the Company created a new subsidiary, Dalrada Precision Corp. (“Dalrada Precision”), a mechanical contract provider. Dalrada Precision extends the client its engineering and operations team by helping devise bespoke manufacturing solutions tailored to their products. Dalrada Precision can enter at any stage of the product lifecycle from concept and design to mass production and logistics. In October 2018, the Company created a new subsidiary, Dalrada Health Products Corp (“Dalrada Health”). Dalrada Health partners with client companies for the manufacturing & distribution of medical disposables, hospital equipment and furniture, medical devices, laboratory and dental products, and sanitizing, disinfectant and PPE products & services. In May 2019, Dalrada Health acquired a new subsidiary, C2C Life Sciences, Inc. (“C2C”). On November 1, 2019, the acquisition was rescinded, as the Company never gained control over C2C. Such costs incurred in connection with this rescinded acquisition, have been reflected in these condensed consolidated financial statements as expenses incurred on terminated acquisition.

On December 6, 2019, Dalrada, via its wholly owned subsidiary, Dalrada Precision, acquired, by stock exchange agreement, 100% of Likido Ltd. (HQ) (“Likido”) in exchange of 6,118,000 shares of the Company’s common stock. Likido, a United Kingdom engineering-design company, is based in Edinburgh, Scotland. Likido is an international engineering company developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and the minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and enhancing quality of life through the provision of low-carbon heating and cooling systems. In connection with the purchase of Likido, the Company is obligated to fund operations for a total up to $600,000 (see Note 3).

On January 9, 2020, Dalrada purchased seventy two percent (72%) of the issued and outstanding common equity shares of Prakat Solutions Inc. a Texas corporation, (“Prakat”). The purchase was made by means of a Stock Purchase Agreement (“SPA”). The consideration for the share purchase was three million six hundred thousand, (3,600,000) common shares of DFCO. Prakat has a wholly owned subsidiary based in India, Prakat Solutions Private Limited, which provides global customers with software and technology solutions specializing in Test Engineering, Accessibility Engineering, Product Engineering and Application Modernization. The Prakat India team provides end to end Product Engineering services across various domains, including – Banking & Financial Services, Telecom, Retail, Healthcare, Manufacturing, Legal and IT Infrastructure. Prakat India is an ISO 9001 Certified Company.

On or about March 23, 2020, Dalrada Health Products Corporation acquired one hundred percent (100%) of the ownership of Shark. Shark is a cleaning solutions provider using electrostatic machines to spray and deodorize residential spaces, healthcare facilities, hospitality, transportation, manufacturing, automotive, schools/education systems, and other facilities requiring cleaning services. Through the acquisition of Shark, Dalrada Health Products developed the GlanHealth Brand (dba of Dalrada Health Products Corporation) to distribute alcohol-free hand sanitizers, surface cleaners, laundry aides, antimicrobial solutions, electrostatic sprayers, face masks, gloves, kits, and delivery equipment such as dispensers, stands, and ease of use packaging for the end consumer. GlanHealth leverages an extensive supply chain of producers, resellers, distributors, vendors, and formulators for the development, sale, and marketing of its products and services.

On January 29, 2021, Dalrada Health entered into a stock purchase agreement and acquired one hundred percent (100%) of the issued and outstanding shares of International Health Group, Inc., a California corporation (“IHG”). The purchase price consideration is 1,000,000 common shares of DFCO, with no shares to be released upon closing and 1,000,000 shares released quarterly over the course of twenty-four months beginning on April 1, 2021. IHG provides highly trained nursing and medical assistants for hospitals and home health facilities since 2006. IHG Medical Assistant programs include CNA and HHA training and the fast-track 22-Day CNA Certification Program at its state-approved testing facility.

On February 3, 2021, Dalrada Health entered into a unit purchase agreement and acquired one hundred percent (100%) of the issued and outstanding membership units of Pacific Stem Cells, LLC, a California limited liability company (“Pacific Stem”). The purchase price consideration is $352,000 in cash and 1,000,000 common shares of DFCO, with 300,000 shares to be released upon closing and the remaining 700,000 shares released quarterly over the course of twenty-four months. Pacific Stem provides regenerative therapy as a potential solution for the prevention, detection, and treatment of cellular breakdown associated with aging and a variety of other conditions. Refer to the Subsequent Events section for an event related to Pacific Stem.

Dalrada Health continues to explore additional products and services within the immunization and personal protective equipment industry.

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2021, the Company has a working capital deficit of $19,949,174 and an accumulated deficit of $112,008,589. The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2021. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

(b)	Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Dalrada Precision, a company incorporated in the State of California, since June 25, 2018 (date of incorporation), Dalrada Health, a company incorporated in the State of California, since October 2, 2018 (date of incorporation), as well as its subsidiaries (Likido, Prakat, IHG and Pacific Stem) since their respective acquisition dates (see Note 3). All inter-company transactions and balances have been eliminated on consolidation.

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

Accounts receivable are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2021, and June 30, 2020, the Company had an allowance of doubtful accounts of $28,478 and $0, respectively.

As of March 31, 2021, accounts receivable from one customer represented 68% of total accounts receivable. For the three and nine months ended March 31, 2021 and 2020, revenues from the same customer represented 16% and 25% of total revenues, respectively.

This customer is Tongrun for which has sales/receivable in DPC and Likido.

(h)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of March 31, 2021 and June 30, 2020, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of March 31, 2021 and June 30, 2020, there were no qualitative factors that indicated goodwill was impaired.

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of March 31, 2020.

The Company also earns service revenue from its other subsidiaries, including information technology and consulting services via Prakat, educational programs and courses via IHG, and stem cell therapy procedures from Pacific Stems. For Prakat and Pacific Stems, revenues are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project, which represents transfer of control to the customer. For IHG, revenues are recognized over the course of a semester while services are performed.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Product sales - third parties	$586,522	$46,665	$1,715,478	$96,148
Product sales - related party	23,429	58,906	81,077	58,906
Service revenue - third parties	716,500	245,753	1,247,306	245,753
Service revenue - related party	261,878	–	359,378	–
Total revenue	$1,588,329	$351,324	$3,403,239	$400,807

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31,	June 30,
	2021	2020
Accounts receivable, net	$1,169,861	$229,167
Accounts receivable, net - related parties	83,758	99,357
Deferred revenue	20,000	176,291

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Product sales	$401,790	$–	$798,934	$7,254
Service revenue	453,001	185,902	748,118	192,752
Total cost of revenue	$854,791	$185,902	$1,547,052	$200,006

(n)	Stock-based Compensation

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three and nine months ended March 31, 2021, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

The weighted average number of common stock equivalents related to convertible notes payable of 58,042,294 and 57,188,206 shares, respectively, was not included in diluted loss per share, because the effects are antidilutive, for the three and nine months ended March 31, 2021 and 2020.

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

International Health Group, Inc. (“IHG”)

Effective January 29, 2021, the Company acquired 100% of the common stock of IHG. In consideration for the acquisition, the Company issued 1,000,000 shares of its common stock at $0.44 per share, or a total fair value of $440,000. The Company acquired IHG to expand into the educational sector of the Health and Human Services Industry.

The International Health Group transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized. Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition. The goodwill is not deductible for tax purposes.

The Company has made a preliminary allocation of the purchase price in regard to the acquisition related to the assets acquired, liabilities assumed and noncontrolling interests as of the purchase date. The following table summarizes the purchase price allocation:

Preliminary
Purchase Price
Allocation
Cash and cash equivalents	$43,617
Other receivables	3,000
Property and equipment, net	3,930
Goodwill	693,385
Accounts payable	(31,527)
Accrued liabilities	(38,726)
Notes payable	(233,679)
Purchase price consideration	$440,000

Pacific Stem Cells, LLC (“Pacific Stem”)

Effective February 3, 2021, the Company acquired 100% of the membership units of Pacific Stem. In consideration for the acquisition, the Company issued $352,650 in cash consideration and issued 1,000,000 shares of its common stock at $0.354 per share for a total fair value of $706,650. The Company acquired Pacific Stem as an opportunity to enter the growing alternative Health and Human Services Industry.

The Pacific Stem Cells transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized. Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition. The goodwill is not deductible for tax purposes.

The Company has made a preliminary allocation of the purchase price in regard to the acquisition related to the assets acquired, liabilities assumed and noncontrolling interests as of the purchase date. The following table summarizes the purchase price allocation:

Preliminary
Purchase Price
Allocation
Cash and cash equivalents	$281,164
Goodwill	593,304
Accounts payable	(17,918)
Notes payable	(149,900)
Purchase price consideration	$706,650

As of March 31, 2021, total payments made to the seller was $254,650, including cash payments made by the Company of $187,650 and a promissory note issued to a related party of $67,000 in exchange for repayment to the seller. The remaining cash consideration owed to the seller was $98,000.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the various acquisitions had occurred as of July 1, 2019. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisition been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions:

	Nine Months Ended
	March 31,
	2021	2020
Revenues	$4,386,349	$2,634,546
Net income (loss) attributable to Dalrada	$(4,496,176)	$(1,369,012)
Net income (loss) per common share	$(0.07)	$(0.02)

4.	Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2021 and June 30, 2020:

	March 31,	June 30,
	2021	2020
Machinery and equipment	$237,746	$143,930
Leasehold improvements	149,889	112,366
Computer and office equipment	84,796	52,665
	472,431	308,961
Less: Accumulated depreciation	(126,230)	(68,453)
	$346,201	$240,508

Depreciation and amortization expense of $37,318 and $0 for the nine months ended March 31, 2021 and 2020, respectively, were included in selling, general and administrative expenses in the statements of operations.

5.	Accrued Payroll Taxes

As of March 31, 2021, and June 30, 2020, the Company had $10,884,158 and $10,519,440, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $10,884,158 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the condensed consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the condensed consolidated statements of operations. For the nine months ended March 31, 2021 and 2020, the Company recognized $364,718 and $564,479, respectively, of penalties and interest within interest expense on the condensed consolidated statements of operations. For the nine months ended March 31, 2021 and 2020, the Company recognized $0 and $1,276,837, respectively, within “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal periods. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as of the date of these condensed consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

6.	Notes Payable – Related Parties

The following is a summary of notes payable – related parties at March 31, 2021 and June 30, 2020:

	March 31, 2021
	Outstanding	Accrued
	Principal	Interest
Chief Executive Officer	$781,580	$–
Related entity 1	2,080,108	21,183
Related entity 2	1,924,408	27,647
Related entity 3	2,653,543	70,048
Related entity 4	279,265	62,161
	$7,718,904	$181,039

	June 30, 2020
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$740,237	$12,417
Related entity 2	354,875	1,176
Related entity 3	1,887,052	23,192
Related entity 4	71,618	579
	$3,053,782	$37,364

All notes are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from 06/25/2020 to 03/26/2022. Each entity has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The company has not received any notices of default or demands for payment.

In March 2021, the Company issued a note of $781,580 in exchange for conversion of related party accounts payable to the Chief Executive Officer.

7.	Convertible Note Payable – Related Parties

As of June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. A convertible note in the amount of $1,875,000 is past due and no default notices or demands have been received; this convertible note is expected to be renewed.

As of March 31, 2021, the outstanding principal balance of the promissory note was $1,875,000 and the accrued interest is $137,645.

8.	Related Party Transactions

As of March 31, 2021, and June 30, 2020, the Company owed $568,805 and $556,317, respectively, to related parties for reimbursement of various operating expenses, accrued salaries, management fees, etc. which has been recorded in accounts payable and accrued liabilities – related parties. As of March 31, 2021, and June 30, 2020, this amount includes $0 and $7,650 of management fees, which consists of accounting and administrative services to Trucept Inc., a related party company controlled by the Chief Executive Officer of the Company. The management fee agreement calls for monthly payments of $4,500. The agreement is ongoing until terminated by either party. As of March 31, 2021, amounts included within accounts payable and accrued liabilities – related parties for which relate to advances for operating expenses were $119,052.

In November 2019, the Chief Executive Officer converted $170 in amounts owed from the Company into 5,000 shares of Series F Super Preferred Stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. As of March 31, 2021, and June 30, 2020, the Company had $0 and $556,317, accrued within accounts payable and accrued liabilities – related parties, respectively. On March 31, 2021, the Chief Executive Officer converted $781,580 of accrued salary into a convertible promissory note.

In February 2021, the Company issued 500,000 common shares to each board member, including the Chief Executive Officer, for an aggregate of 4,500,000 shares. The fair value of $730,000 was recorded in the consolidated statements of operations.

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Dalrada Health	$23,429	$58,906	$81,077	$58,906
Prakat	126,748	–	224,248	–
Pacific Stem	135,130	–	135,130	–
	$285,307	$58,906	$440,455	$58,906

See Notes 5, 6, 7, 9, 10 and 12 for additional related party transactions.

9.	Preferred Stock

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

2021 Transactions

Effective January 29, 2021, the Company acquired 100% of the common stock of IHG. In consideration for the acquisition, the Company will issue a total of 1,000,000 shares of its common stock at $0.44 per share, or a total fair value of $440,000. 125,000 shares of common stock will be issued quarterly over the course of a twenty-four-month period.

Effective February 3, 2021, the Company acquired 100% of the membership units of Pacific Stem. As common stock consideration for the acquisition, the Company will issue a total of 1,000,000 shares of its common stock at $0.354 per share, or a fair value of $354,000. As of March 31, 2021, 300,000 of common stock has been issued and the remaining 700,000 common stock shares will be issued evenly over a twelve-month period.

As of March 31, 2021, the Company had issued 300,000 shares pursuant to the above acquisitions. The remaining shares will be issued on a quarterly basis in accordance with the respective agreements. The fair value of the shares not yet issued is $687,000 and was recorded to common stock to be issued in the consolidated balance sheets.

On July 9, 2020 the Board authorized the Dalrada Financial Corp 2020 stock compensation plan to be used to compensate the company board of directors. The plan allocates the issuance of up to 3,500,000 shares. On February 25, 2021, the Company amended the plan to issue up to 4,500,000 shares and issued an aggregate of 4,500,000 common shares, or 500,000 shares to each board member (9). 3,500,000 shares of common stock were granted on July 9, 2020 at $0.08 per share and 1,000,000 shares of common stock were granted on February 25, 2021 at $0.45 per share, for a total fair value of $730,000, which is included in the consolidated statements of operations.

As of March 31, 2021, and June 30, 2020, the Company had 73,264,742 and 68,464,742 common shares issued and outstanding, respectively.

In January 2021, Dalrada Health amended its Articles of Incorporation to authorize 100,000,000 shares of common stock.

11.	Segment Reporting

Upon the Company’s acquisitions in the year ended June 30, 2020, the Company manages its business and makes its decisions based on segments. The Company classifies its operations into four segments: Engineering, Health, Information Technology, Education and Corporate. The Company evaluates the performance of its segments primarily based on revenues, operating income (loss) and net income (loss). Segment information for the three and nine months ended March 31, 2021 is as follows:

	Three Months Ended March 31, 2021
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$316,848	$689,024	$536,918	$202,394	$–	$(156,854)	$1,588,329
Loss from operations	(193,260)	(193,236)	(39,466)	(42,862)	(2,077,807)	236,711	(2,309,921)
Net loss	$(184,913)	$(178,033)	$(39,467)	$(42,862)	$(1,914,921)	$(109,253)	$(2,469,449)

	Nine Months Ended March 31, 2021
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$1,777,309	$877,338	$1,446,583	$202,394	$–	$(900,384)	$3,403,239
Income (loss) from operations	227,557	(513,375)	(53,892)	(42,862)	(3,892,334)	82,682	(4,192,223)
Income (loss)	$229,626	$(498,172)	$(53,643)	$(42,862)	$(3,476,710)	$(761,549)	$(4,603,310)

Geographic Information

The following table presents revenue by country:

	Nine Months Ended
	March 31,
	2021	2020
United States	$1,916,506	$138,522
Europe	507,661	16,532
India	979,072	245,753
	$3,403,239	$400,807

The following table presents inventories by country:

	March 31,	June 30,
	2021	2020
United States	$315,059	$409,044
Europe	276,697	241,378
India	–	–
	$591,756	$650,422

The following table presents property and equipment, net, by country:

	March 31,	June 30,
	2021	2020
United States	$73,833	$39,507
Europe	272,368	191,508
India	–	9,493
	$346,201	$240,508

12.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the three and nine months ended March 31, 2021, management determined that there were no variable lease costs.

Right of Use Asset

In May 2020, the Company entered into a five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $822,389 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $53,399. The lease agreements mature in April 2025. Total amounts expensed under the lease during the three and nine months ended March 31, 2021 were $135,569 and $254,282, respectively, for which is included accounts payable and accrued liabilities – related parties.

In May 2020, the Company entered into three-year lease agreement to lease a warehouse in Brownsville, Texas. The Company recognized a right of use asset and liability of $177,124 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $8,399. The lease agreements mature in April 2025. Total amounts expensed under the lease during the three and nine months ended March 31, 2021 were $22,125 and $35,028, respectively.

The Company’s Prakat subsidiary entered into a lease agreement to lease office space through September 2026. The Company recognized a right of use asset and liability of $140,874 and used an effective borrowing rate of 9.2% within the calculation.

In August 2020, the Company’s Likido subsidiary entered in a new operating agreement for warehouse space. The lease matures in July 2021.

In June 2017, the Company’s IHG subsidiary entered into a lease for 3 separate office suites in San Diego, California. The lease expires in January 2022.

13.	Subsequent Events

On April 6, 2021, the Company issued 87,500 shares of common stock as part of the consideration for the acquisition of Pacific Stem.

On April 22, 2021, the Company issued 125,000 shares of common stock as part of the consideration for the acquisition of IHG.

In May 2021, the Company was made aware of an FDA concern with its subsidiary, Pacific Stem. We are in contact with the FDA and shall disclose information as it becomes available.

Management has evaluated all other subsequent events through May 12, 2021, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $4,603,310 during the nine months ended March 31, 2021. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will continue to rely on related parties to fund our operations, which may dilute existing share value. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 and 2020

The following table sets forth the results of our operations for the three months ended March 31, 2021 and 2020:

	March 31,
	2021	2020
Revenues	$1,588,329	$351,324
Cost of revenues	854,791	185,902
Gross profit	733,538	165,422
Operating expenses	3,043,459	1,002,025
Loss from operations	(2,309,921)	(836,603)
Other income (expenses)	(159,528)	(202,900)
Net loss	$(2,469,449)	$(1,039,503)

Revenues and Cost of Revenues

During the three months ended March 31, 2021, the Company recorded revenues of $1,588,329, as attributable to each entity below:

Pacific Stem	$425,218
Prakat	350,184
Health	263,806
Likido	248,281
IHG	202,394
Precision	62,078
Shark	36,368
$1,588,329

Related party revenue was $285,307. Total cost of revenues was $854,791, resulting in a gross profit of $733,538.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 was $3,043,459 compared to operating expenses of $1,002,025 during the three months ended March 31, 2020. The increase in operating expenses was due to an increase in the operating activity as most of fiscal 2020 was spent on development of the Company’s proposed business operations whereas fiscal 2021 focused on the implementation of the business operations. During the three months ended March 31, 2021, the Company recorded stock compensation expense of $730,000. The increase was also partially attributable to the Prakat acquisition in January 2020 and Pacific Stem and IHG acquisitions in January 2021 and February 2021.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations.

Net Income (Loss)

Net loss for the three months ended March 31, 2021 was $2,469,449 compared to net loss of $1,039,503 for the three months ended March 31, 2020.

Nine Months Ended March 31, 2021 and 2020

The following table sets forth the results of our operations for the nine months ended March 31, 2021 and 2020:

	March 31,
	2021	2020
Revenues	$3,403,239	$400,807
Cost of revenues	1,547,052	200,006
Gross profit	1,856,187	200,801
Operating expenses	6,048,410	2,308,505
Loss from operations	(4,192,223)	(2,107,704)
Other income (expenses)	(411,087)	635,930
Net loss	$(4,603,310)	$(1,471,774)

Revenues and Cost of Revenues

During the nine months ended March 31, 2021, the Company recorded revenues of $3,403,239 as attributable to each entity below:

Pacific Stem	$425,218
Prakat	979,072
Health	452,120
Likido	507,661
IHG	202,394
Precision	744,763
Shark	92,011
$3,403,239

During the nine months related party revenue was $440,455. Total cost of revenues was $1,547,052, resulting in a gross profit of $1856,187.

Operating Expenses

Operating expenses for the nine months ended March 31, 2021 was $6,048,410 compared to operating expenses of $2,308,505 during the nine months ended March 31, 2020. The increase in operating expenses was due to an increase in the operating activity as most of fiscal 2020 was spent on development of the Company’s proposed business operations whereas fiscal 2021 focused on the implementation of the business operations. During the nine months ended March 31, 2021, the Company recorded stock compensation expense of $730,000. The increase was also partially attributable to the Prakat acquisition in January 2020, IHG acquisitions in January 2021, Pacific Stem and in February 2021.

Other Income (Expense)

During the nine months ended March 31, 2021 and 2020, the Company recorded a gain on expiration of accrued tax liability of $0 and $1,276,837, respectively. The Company also incurred $364,718 and $564,479, respectively, of penalties and interest within interest expense.

Net Income (Loss)

Net loss for the nine months ended March 31, 2021 was $4,603,310 compared to net loss of $1,471,7744 for the nine months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, the Company had a working capital deficit of $19,949,174 and an accumulated deficit of $112,008,589. The Company has few revenues and significant losses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Cash presently on hand is immaterial. We anticipate needing $1,000,000 over the next twelve months to fund operations for the production of our VIA kits, development of our Likido heating & cooling units, and the manufacturing of our extraction machine. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts to take pre-orders of our extraction machines (resulting in down-payments), the sales of high-margin heating & cooling units, precision parts, and healthcare VIA kits. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

Working Capital

As of March 31, 2021, the Company had current assets of $2,372,090 and current liabilities of $22,321,264 compared with current assets of $1,251,537 and current liabilities of $17,029,243 at June 30, 2020. The increase in the working capital deficit was mainly due to the increase in related party notes payable.

Cash Flows

	March 31,
	2021	2020
Net cash used in operating activities	$(3,702,678)	$(1,942,838)
Net cash provided by (used in) investing activities	$(68,950)	$73,745
Net cash provided by financing activities	$3,953,050	$1,975,200
Net increase in cash during the period	$181,422	$106,106

Cash flow from Operating Activities

During the nine months ended March 31, 2021, the Company used $3,702,678 of cash for operating activities compared to $1,942,838 used during the nine months ended March 31, 2020. The increase in the use of cash for operating activities was primarily due to the net loss due to an overall increase in operations as the Company incurred more day-to-day operating costs.

Cash flow from Investing Activities

During the nine months ended March 31, 2021, the Company purchased equipment for $139,081 and received $70,131 in net cash pursuant to its acquisitions. During the nine months ended March 31, 2020, the Company purchased equipment for $160,515 and received $234,621 in cash pursuant to its acquisitions.

Cash flow from Financing Activities

During the nine months ended March 31, 2021, the Company received proceeds of $3,953,050 from the issuance of related party notes payable compared to $1,975,200 received from notes payable during the six nine months ended March 31, 2020.

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

Subsequent Events

On April 6, 2021, the Company issued 87,500 shares of common stock as part of the consideration for the acquisition of Pacific Stem.

On April 22, 2021, the Company issued 125,000 shares of common stock as part of the consideration for the acquisition of IHG.

In May 2021, the Company was made aware of an FDA concern with its subsidiary, Pacific Stem. We are in contact with the FDA and shall disclose information as it becomes available.

Management has evaluated all other subsequent events through May 14, 2021, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The control weaknesses mentioned below were first identified during the nine months ended March 31, 2021.

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

Our management concluded we have a material weakness due to the following:

Accounting and Financial Reporting Policies and Procedures

The Company does not currently have a comprehensive and formalized accounting and financial reporting policies and procedures manual, nor do they have sufficient informal practices in place to efficiently and effectively complete a majority of the aspects of financial reporting, including performing reconciliations and preparing adequate and complete schedules. Management Plans to establish comprehensive financial reporting policies which include performing reconciliations and preparing adequate and complete schedules during fiscal year 2021.

Tracking of Contracts and Agreements

The Company should keep a master file in a centralized location of all executed contracts and agreements that the Company has entered into. In addition, the Company should document any significant transaction in an agreement. Centralizing master documents and putting them with a responsible party that is authorized to see all master documents should increase management’s ability to quickly track down important documents in the course of business and during financial reporting periods. Management plans to keep a master file in a centralized location of all executed contracts and agreements that the Company has entered into beginning fiscal year 2021.

Identification and Disclosure of Related Party Transactions

The Company does not have a formal process for identification of related parties. The Company should prepare and maintain a listing of related parties, which should be used a reference when processing transactions. The Company is currently dependent on capital from these related parties for whom make payments directly to company vendors. These procedures have resulted in the Company missing or being unaware of payments. On a go forward basis, the related party should advance the funds to the Company who in turn should make all vendor payments. This would reduce the risk of omitting the accounting for and disclosures of transactions that are paid for by related parties on the Company’s behalf. Management plans to prepare and maintain a listing of related parties, which will be used a reference when processing transactions beginning fiscal year 2021.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of March 31, 2021.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: May 17, 2021	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	May 17, 2021
Brian Bonar	and Director

