Form 10-K
period 2021-06-30
DALRADA FINANCIAL CORP
filed 2021-10-13
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,849,857.

As of September 30, 2021, the registrant’s outstanding stock consisted of 75,721,684 common shares.

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

On December 6, 2019, Dalrada, via its wholly owned subsidiary, Dalrada Precision, acquired, by stock exchange agreement, 100% of Likido Ltd. (HQ) (“Likido”) in exchange of 6,118,000 shares of the Company’s common stock. Likido, a United Kingdom engineering-design company, is based in Edinburgh, Scotland. Likido is an international engineering company developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and the minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and enhancing quality of life through the provision of low-carbon heating and cooling systems. In connection with the purchase of Likido, the Company invested cash consideration of $600,000 (see Note 3).

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

On January 29, 2021, Dalrada Health entered into a stock purchase agreement and acquired one hundred percent (100%) of the issued and outstanding shares of International Health Group, Inc., a California corporation (“IHG”). The purchase price consideration is 1,000,000 common shares of DFCO, with no shares to be released upon closing and 1,000,000 shares released quarterly over the course of twenty-four months beginning on April 1, 2021. IHG provides highly trained nursing and medical assistants for hospitals and home health facilities since 2006. IHG Medical Assistant programs include Certified Nursing Assistant (“an") and Home Health Aide (“HHA”) training and the fast-track 22-Day CNA Certification Program at its state-approved testing facility.

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

On April 21, 2021, the Company closed the transaction by moving into a Membership Interest Purchase Agreement to acquire Ignite IT LLC (“Ignite”). The Company acquired all of the issued and outstanding membership interests, including business plans and access to contacts of Ignite. In consideration for the acquisition, the Company issued a promissory note for $20,000.

Dalrada Health continues to explore additional products and services within the immunization and personal protective equipment industry.

Research and Development

We spent approximately $520,000 and $470,000 on research and development activities during the years ended June 30, 2021 and 2020, respectively. We anticipate that we will incur additional expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

In May 2021, the Company’s PSC subsidiary entered into a three year and 6-month lease agreement to lease a medical office space in Poway, California.

2

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

Period	High	Low
Fiscal 2021
First Quarter ended September 30, 2020	$0.1000	$0.0600
Second Quarter ended December 31, 2020	$0.3000	$0.2300
Third Quarter ended March 31, 2021	$0.5100	$0.3300
Fourth Quarter ended June 30, 2021	$0.5100	$0.2300

Fiscal 2020
First Quarter ended September 30, 2019	$0.0439	$0.0170
Second Quarter ended December 31, 2019	$0.0625	$0.0200
Third Quarter ended March 31, 2020	$0.0600	$0.0282
Fourth Quarter ended June 30, 2020	$0.1190	$0.0320

Number of Holders

As of September 30, 2021, there were 75,721,684 issued and outstanding shares of common stock were held by a total of 568 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2021 and 2020. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Common Stock:

2021 Transactions

On July 9, 2020 the Board authorized the Dalrada Financial Corp 2020 stock compensation plan to be used to compensate the company board of directors. The plan allocates the issuance of up to 3,500,000 shares. On February 25, 2021, the Company amended the plan to issue up to 4,500,000 shares and issued an aggregate of 4,500,000 common shares, or 500,000 shares to each board member (9). 3,500,000 shares of common stock were granted on July 9, 2020 at $0.08 per share and 1,000,000 shares of common stock were granted on February 25, 2021 at $0.45 per share, for a total fair value of $730,000, which is included in the consolidated statements of operations

Effective January 22, 2021, the Company acquired a 3% interest in CHP Industrial Solutions SDN BHD (“CHP”) and issued 361,420 common shares, valued at $93,969, to Yam Hong Leong the sole shareholder of CHP.

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

On February 25, 2021, the Company issued 300,000 shares of common stock as part of the consideration for the acquisition of Pacific Stem.

On April 6, 2021, the Company issued 87,500 shares of common stock as part of the consideration for the acquisition of Pacific Stem.

On April 22, 2021, the Company issued 125,000 shares of common stock as part of the consideration for the acquisition of IHG.

2020 Transactions

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

Preferred Stock:

On November 22, 2019, Brian Bonar was issued 5,000 shares of its Series F Super Preferred Stock pursuant to its Certificate of Designation filed as of November 8, 2019 with the designations and number thereof, powers, preferences, rights, qualifications, limitations and restrictions in exchange for $170 of debt.

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

Our Independent Registered Public Accounting Firm’s report contains a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report (included in Item 8. Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred net income of $1,221 for the year ended June 30, 2021 and net loss of $2,477,557 during the year ended June 30, 2020. Although the Company continues to rely on equity and debt investors to finance its losses, it is implementing plans to achieve cost savings and other strategic objectives to address Company profitability. In addition to raising debt and equity financing, the Company continues to focus on growing the subsidiaries anticipated to be most profitable while reducing investments in areas that are not expected to have long-term benefits. The Company will continue to pursue synergistic opportunities to enhance its business portfolio.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the years ended June 30, 2021 and 2020:

	Year Ended
	June 30,
	2021	2020
Revenues	$3,406,684	$1,178,154
Cost of revenues	2,471,966	625,916
Gross profit	934,718	552,238
Operating expenses	9,504,869	3,241,335
Loss from operations	(8,570,151)	(2,689,097)
Other income (expenses)	8,571,372	211,540
Net income (loss)	$1,221	$(2,477,557)

Revenues and Cost of Revenues

Revenues as attributable to each entity were as follows:

	Year Ended
	June 30,
	2021	2020
Prakat	$1,185,981	$586,780
Precision	150,060	146,887
Pacific Stem	652,130	–
Health	514,005	407,069
Likido	331,254	–
IHG	452,246	–
Shark	121,008	37,418
	$3,406,684	$1,178,154

The acquisition of Prakat occurred in January 2020, and revenue was generated from the date of acquisition until June 30, 2020, whereas for fiscal 2021, revenue was recorded for an entire fiscal year. Dalrada Health’s sales activity picked up in 2020 when the Company acquired Shark Technologies and launched its GlanHealth product line. The acquisition of Shark Technologies occurred in March of 2020, and revenue was generated from the date of acquisition until June 30, 2020, whereas for fiscal 2021, revenue was recorded for an entire fiscal year. Likido’s revenue increased during 2021 as it was primarily an R&D entity during fiscal 2020.

Operating Expenses

Operating expenses for the year ended June 30, 2021 was $9,504,869 compared to operating expenses of $3,241,335 during the year ended June 30, 2020, an increase of $6,263,534. The increase in operating expenses was due to an increase in the operating activity as most of fiscal 2020 was spent on the continuing development of the Company’s proposed business operations. The increase was also partially attributable to non-cash stock compensation, the continued development and commercialization of the Likido operation and new business units.

Other Income (Expense)

During the years ended June 30, 2021 and 2020, the Company recognized $670,272 and $768,361, respectively, of penalties and interest within interest expense on the consolidated statements of operations. For years ended June 30, 2021 and 2020, the Company recognized $9,504,041 and $1,229,199, respectively, within “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal years.

Net Income (Loss)

Net income for the year ended June 30, 2021 was $1,221 compared to a net loss of $2,477,557 during the year ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, the Company had current assets of $1,640,511 and current liabilities of $17,264,374 compared with current assets of $1,251,537 and current liabilities of $17,029,243 at June 30, 2020. The decrease in the working capital deficit was due to the fact that the Company recovered tax liability during the year which was used to offset outstanding obligations. Cash presently on hand is immaterial. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company anticipates an increase in sales through the commercialization of the Likido heating and cooling units, the expansion of Prakat’s technology services, IHG’s increased educational footprint, additional GlanHealth sales channels and other new business opportunities (see “Subsequent Events”). These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

	Year Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(5,583,788)	$(2,392,446)
Net cash provided by (used in) investing activities	(385,830)	12,914
Net cash provided by financing activities	5,964,554	2,463,056
Net change in cash during the period, before effects of foreign currency	$35,120	$74,202

Cash flow from Operating Activities

During the year ended June 30, 2021, the Company used $5,583,788 of cash for operating activities compared to $2,392,446 used during the year ended June 30, 2020. The increase in the use of cash for operating activities was primarily due to an overall increase in day-to-day operating costs while the Company continues to grow in addition to its new business units.

Cash flow from Investing Activities

During the year ended June 30, 2021, the Company purchased equipment for $357,691. During the year ended June 30, 2020 the Company purchased equipment for $194,073.

Cash flow from Financing Activities

During the year ended June 30, 2021, the Company received proceeds of $5,967,054 from the issuance of related party notes payables compared to $2,393,232 received from notes payables during the year ended June 30, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On August 4, 2021, the Company issued 87,500 shares of common stock as part of the consideration for the acquisition of Pacific Stem.

On August 10, 2021, the Company issued 125,000 shares of common stock as part of the consideration for the acquisition of IHG.

On August 16, 2021, the Company issued and aggregate of 2,000,000 shares of common stock to four new directors pursuant to Amendment No.1 of the 2020 Stock Compensation Plan used to compensate the company board of directors. The Amended plan allocates the issuance of up to 6,500,000 shares. The 2,000,000 shares issued are valued at $0.28 per share or $560,000.

In July 2021, Dalrada, through its subsidiary Dalrada Health, expanded its presence in medical services sector by establishing Sòlas Rejuvenation + Wellness (“Solas”) which provides science-supported, medically backed services, and creates overall wellness programs that are customized to the unique needs of its clients. Solas will be opening its first health services location in October 2021 where it will provide a myriad of health and wellness treatments and procedures.

In August 2021, Dalrada, through its subsidiary Dalrada Health, entered into a joint venture ("JV") with Vivera Pharmaceuticals, Inc ("Vivera") for a 51% ownership. The JV, Pala Diagnostics, LLC ("Pala") is a CLIA-certified diagnostics lab focused on SARS-CoV-2 testing for now with additional testing capabilities to be introduced. Pursuant to the partnership agreement, Dalrada had an equity commitment of $500,000 of which it achieved during September 2021. Dalrada has invested additional funding to continue the expansion of the SARS-CoV-2 testing while commercial insurance and CARES Act reimbursements process claims. Since fiscal year-end, Pala has conducted over 25,000 tests. As part of the JV, Dalrada shall also issue two hundred and fifty thousand common shares (250,000) to Vivera.

Subsequent to year-end, the Company borrowed $366,263 from Related Entity 1, and borrowed $2,206,718 from Related Entity 3.

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

Accrued Payroll Taxes

The total balance for Federal Accrued Payroll Taxes is accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued Interest is compounded daily at an Effective Annual Interest Rate of approximately seven percent. The individual quarterly sub-totals have a calculated expiration date of Ten years according to the Internal Revenue Service statute of limitations. This timeline can be extended as a result of bankruptcy or other legal action that is filed by the company (Code 520 per IRS Federal Account Transcripts). Code 520 effectively stops the clock for the Statute of limitations until the Bankruptcy or other legal action has been removed (Code 521 per IRS Federal Account Transcripts). In addition to the number of days between Code 520 and 521, every Code 520 automatically extends the IRS Statute of limitations by 30 days. As the quarterly sub-totals surpass their respective “Calculated Expiration Date” the company removes the liability from the Consolidated Balance Sheets and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” on the Statements of Operations. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as at the date of these consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the novel coronavirus (COVID-19) and related public and private sector policies and initiatives. Actual results could differ from those estimates and assumptions. A couple key categories that use estimates are Goodwill, Intangible Assets, and Impairment.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value using quoted market prices of the equity instruments issued.

Business Combination

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the  business  combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive loss.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. There was no impairment of goodwill as of June 30, 2021.

An intangible asset is an identifiable non-monetary asset without physical substance. Such an asset is identifiable when it is separable, or when it arises from contractual or other legal rights. Separable assets can be sold, transferred, licensed, etc. Examples of intangible assets include computer software, licenses, trademarks, patents, films and copyrights. The Company’s intangible assets are finite lived assets and are amortized on a straight-line basis over the estimated useful lives of the assets.

Purchase Price Allocation

Upon the completion of a business combination, the consideration transferred as well as the assets and liabilities acquired must be recorded at their acquisition date fair values. Upon identification of the acquirer and determination of the acquisition date, business combinations are accounted for through the preparation of a Purchase Price Allocation (PPA). We take into consideration the five steps when completing a PPA:

Step 1: Determine the fair value of consideration paid;

Step 2: Revalue all existing assets and liabilities (excluding intangible assets and goodwill which are addressed in step 3 to 5 below) to their acquisition date fair values;

Step 3: Identify the intangible assets acquired;

Step 4: Determine the fair value of identifiable intangible assets acquired; and,

Step 5: Allocate the remaining consideration to goodwill and assess the reasonableness of the overall

Related Party Transactions

Related party transactions are conducted with parties with which DFCO has a close association, such as majority owned subsidiaries, its executive, managers, and their families. The types of transactions that can be conducted between related parties are many, such as sales, asset transfers, leases, lending arrangements, guarantees, allocations of common costs, and the filing of consolidated tax returns. DFCO discloses any transaction that would impact the decision making of the users of a company’s financial statements. This involves the following disclosures:

•	General. DFCO discloses all material related party transactions, including the nature of the relationship, the nature of the transactions, the dollar amounts of the transactions, the amounts due to or from related parties.
•	Receivables. DFCO separately discloses any receivables from officers, employees, or affiliated entities.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this pronouncement on July 1, 2020, and there was not a material impact on the financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on its consolidated financial position, results of operations and disclosures.

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

Item 8. Financial Statements

DALRADA FINANCIAL CORPORATION

Consolidated Financial Statements

For the Years Ended June 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dalrada Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dalrada Financial Corporation and subsidiaries (collectively the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Related Party Transactions including Revenue Recognition

Description of the Matter:

As discussed in Notes 2, 6, 7, 8, 9, 10, 12 and 14 to the consolidated financial statements, the Company has significant related party transactions involving revenue, accounts receivable, accounts payable, loans payable, advances, and expenses paid by and to multiple related parties. Our auditing of management’s identification of related parties and the related transactions including recognition of revenue was complex and is based on a thorough understanding the Company’s related party relationships, contracts, and business activities. These were the principal considerations that led us to determine this as a critical audit matter.

How We Addressed the Matter in our Audit:

We evaluated the controls over the Company’s identification of, and recording of related party transactions, and of the revenue recognition process, including walkthroughs. We confirmed certain balances and transactions with related parties. To evaluate the related party’s satisfaction of performance obligations, our audit procedures included, among others, reviewing contracts and evaluating management’s assumptions used to determine the distinct performance obligations, and reviewing the branding work performed by the Company for various products. In addition, to identify undisclosed related party transactions we performed the following: 1) made inquiries of management and other individuals throughout the Company; 2) obtained a selection of expenses and reviewed for related party indicators; 3) reviewed public filings and other online information available; 4) confirmed with the transfer agent regarding significant shareholders; and 5) related procedures performed in other parts of the audit engagement.

Revenue Recognition

Description of the Matter:

As disclosed in Note 2, 8 and 11, the Company recognizes revenue when or as the Company satisfies a customer agreement performance obligation by transferring control of a product or service to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. In determining revenue recognition for certain customer agreements, significant judgment was exercised by the Company, and included the following: 1) An assessment of the products and services promised in contracts or customer agreements, and the identification of a performance obligation for each promise to transfer to the customer a product or service that is distinct. 2) Determination of relative standalone selling price for distinct performance obligations. 3) The timing of product or service delivery for performance obligations. Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive, which led us to determine this as a critical audit matter

How We Addressed the Matter in our Audit:

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included an evaluation of the controls related to the identification of distinct performance obligations and the determination of the timing of revenue recognition. We also evaluated management’s significant accounting policies related to certain customer agreements. In addition, we selected customer agreements and performed the following procedures: 1) Obtained and read the customer agreements or contracts for each selected agreement. 2) Evaluated and tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations. 3) Evaluated the appropriateness of management’s application of their accounting principles, in their determination of revenue recognition conclusions. 4) Tested he mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

/s/ dbbmckennon

We have served as the Company’s auditor since 2019.

San Diego, California

October 13, 2021

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets

	June 30,	June 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$110,285	$75,165
Accounts receivable, net	265,812	229,167
Accounts receivable, net - related parties	69,952	99,357
Other receivables	67,328	76,013
Inventories	842,108	650,422
Prepaid expenses and other current assets	285,026	121,413
Total current assets	1,640,511	1,251,537
Property and equipment, net	489,902	240,508
Other assets	–	30,000
Goodwill	736,456	143,152
Intangible assets, net	664,494	–
Right of use asset, net	532,327	321,560
Right of use asset, net - related party	639,415	796,914
Total assets	$4,703,105	$2,783,671

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$910,503	$297,720
Accrued liabilities	641,380	231,865
Accrued payroll taxes, penalties and interest	1,953,024	10,519,440
Accounts payable and accrued liabilities – related parties	414,073	556,317
Deferred revenue	219,999	176,291
Notes payable, current portion	415,817	93,217
Notes payable – related parties	10,508,955	3,053,782
Convertible notes payable – related party	1,875,000	1,875,000
Right of use liability	165,833	129,662
Right of use liability - related party	159,790	95,949
Total current liabilities	17,264,374	17,029,243
Right of use liability	366,494	288,053
Right of use liability - related party	479,625	604,810
Total liabilities	18,110,493	17,922,106

Commitments and contingencies (Note 12)

Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000 shares authorized, 5,000 shares issued and outstanding at June 30, 2021 and 2020, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 73,838,662 and 68,464,742 shares issued and outstanding at June 30, 2021 and 2020, respectively	369,194	342,324
Common stock to be issued	601,825	–
Additional paid-in capital	92,965,821	91,904,874
Noncontrolling interests	(38,391)	51,821
Accumulated deficit	(107,338,174)	(107,429,607)
Accumulated other comprehensive income (loss)	32,287	(7,897)
Total stockholders' deficit	(13,407,388)	(15,138,435)
Total liabilities and stockholders' deficit	$4,703,105	$2,783,671

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Operations

	Year Ended
	June 30,
	2021	2020
Revenues	$3,074,027	$954,588
Revenues - related party	332,657	223,566
Total revenues	3,406,684	1,178,154
Cost of revenue	2,471,966	625,916
Gross profit	934,718	552,238

Operating expenses:
Selling, general and administrative	8,984,359	2,769,372
Research and development	520,510	471,963
Total operating expenses	9,504,869	3,241,335
Loss from operations	(8,570,151)	(2,689,097)

Other income (expense):
Interest expense	(670,272)	(1,041,732)
Interest income	6,278	8,769
Other income	114,401	–
Gain on expiration of accrued tax liability	9,054,041	1,229,199
Gain on foreign exchange	66,924	15,304
Total other income (expenses)	8,571,372	211,540
Net income (loss) before taxes	1,221	(2,477,557)
Income taxes	–	–
Net income (loss)	1,221	(2,477,557)
Net loss attributable to noncontrolling interests	(90,212)	(11,179)
Net income (loss) attributable to Dalrada Financial Corporation stockholders	$91,433	$(2,466,378)

Foreign currency translation	40,184	(7,897)
Comprehensive income (loss)	$41,405	$(2,485,454)

Net income (loss) per common share to Dalrada stockholders - basic	$0.00	$(0.04)
Net income (loss) per common share to Dalrada stockholders - diluted	$0.00	$(0.04)

Weighted average common shares outstanding — basic	70,318,073	56,801,796
Weighted average common shares outstanding — diluted	128,946,367	56,801,796

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Common Stock to be	Additional Paid-in	Noncontrolling	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Capital	Interests	Deficit	Income (Loss)	Deficit

Balance at June 30, 2019	–	$–	48,281,128	$241,406	$–	$91,086,179	$–	$(104,963,229)	$–	$(13,635,643)
Conversion of related party payable to preferred stock	5,000	50	–	–	–	120	–	–	–	170
Conversion of related party note payable to common stock	–	–	3,965,614	19,828	–	175,279	–	–	–	195,107
Common stock issued pursuant to acquisitions	–	–	12,718,000	63,590	–	465,496	63,000	–	–	592,086
Common stock issued for services	–	–	3,500,000	17,500	–	177,800	–	–	–	195,300
Net loss	–	–	–	–	–	–	(11,179)	(2,466,378)	–	(2,477,557)
Foreign currency translation	–	–	–	–	–	–	–	–	(7,897)	(7,897)
Balance at June 30, 2020	5,000	$50	68,464,742	$342,324	$–	$91,904,874	$51,821	$(107,429,607)	$(7,897)	$(15,138,435)
Common stock issued to board members	–	–	4,500,000	22,500	–	707,500	–	–	–	730,000
Common stock issued pursuant to acquisitions	–	–	873,920	4,370	601,825	281,774	–	–	–	887,969
Stock-based compensation	–	–	–	–	–	71,673	–	–	–	71,673
Net income	–	–	–	–	–	–	(90,212)	91,433	–	1,221
Foreign currency translation	–	–	–	–	–	–	–	–	40,184	40,184
Balance at June 30, 2021	5,000	$50	73,838,662	$369,194	$601,825	$92,965,821	$(38,391)	$(107,338,174)	$32,287	$(13,407,388)

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,221	$(2,477,557)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	141,388	46,602
Stock compensation	801,673	93,000
Non-cash research and development expenses	113,969	195,300
Non-cash interest expense on conversion of related party note payable	–	155,055
Gain on expiration of accrued tax liability	(9,054,041)	1,229,199
Gain on forgiveness of debt	(78,479)	–
Changes in operating assets and liabilities:
Accounts receivable	29,274	(143,021)
Other receivables	11,685	84,162
Inventories	(191,686)	(521,592)
Prepaid expenses and other current assets	(163,613)	(66,742)
Other assets	30,000
Accounts payable	563,338	146,226
Accounts payable and accrued liabilities - related parties	1,345,875	472,136
Accrued liabilities	370,789	84,823
Accrued payroll taxes, penalties and interest	487,625	(1,690,037)
Deferred revenue	7,194	–
Net cash used in operating activities	(5,583,788)	(2,392,446)
Cash flows from investing activities:
Net cash received (paid) in business combinations	(27,869)	206,987
Purchase of property and equipment	(357,961)	(194,073)
Net cash provided by (used in) investing activities	(385,830)	12,914
Cash flows from financing activities:
Proceeds from related party notes payable	5,967,054	2,393,232
Net proceeds (repayments) from notes payable	(2,500)	69,824
Net cash provided by financing activities	5,964,554	2,463,056
Effect of exchange rate changes on cash	40,184	(9,322)
Net change in cash and cash equivalents	35,120	74,202

Cash and cash equivalents at beginning of year	75,165	963
Cash and cash equivalents at end of year	$110,285	$75,165

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to business combination	$887,969	$499,086
Fair value of assets acquired and liabilities assumed in acquisition	$(200,696)	$355,934
Fair value of noncontrolling interest acquired in acquisition	$–	$63,000
Conversion of accounts payable - related parties to related party convertible note	$–	$–
Note payable issued for due to seller payment	$98,000	$–
Transfer of related party advances, accounts payable and accrued salaries to related party notes payable	$1,488,119	$356,998
Conversion of accounts payable - related parties to preferred stock	$–	$170

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2021 and 2020

1.	Organization and Nature of Operations

Dalrada Financial Corporation, (“Dalrada”), was incorporated in September 1982 under the laws of the State of California and reincorporated in May 1983 under the laws of the State of Delaware and reincorporated on May 5, 2020 under the laws of the state of Wyoming.

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

On December 6, 2019, Dalrada, via its wholly owned subsidiary, Dalrada Precision, acquired, by stock exchange agreement, 100% of Likido Ltd. (HQ) (“Likido”) in exchange of 6,118,000 shares of the Company’s common stock. Likido, a United Kingdom engineering-design company, is based in Edinburgh, Scotland. Likido is an international technology company developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and the minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and enhancing quality of life through the provision of low-carbon heating and cooling systems. In connection with the purchase of Likido, the Company invested cash consideration of $600,000 (see Note 3).

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

On January 29, 2021, Dalrada Health entered into a stock purchase agreement and acquired one hundred percent (100%) of the issued and outstanding shares of International Health Group, Inc., a California corporation (“IHG”). The purchase price consideration is 1,000,000 common shares of DFCO, with no shares to be released upon closing and 1,000,000 shares released quarterly over the course of twenty-four months beginning on April 1, 2021. IHG provides highly trained nursing and medical assistants for hospitals and home health facilities since 2006. IHG Medical Assistant programs include CNA (“Certified Nursing Assistant”) and HHA (“Home Health Aide”) training and the fast-track 22-Day CNA Certification Program at its state-approved testing facility.

On February 3, 2021, Dalrada Health entered into a unit purchase agreement and acquired one hundred percent (100%) of the issued and outstanding membership units of Pacific Stem Cells, LLC, a California limited liability company (“Pacific Stem”). The purchase price consideration is approximately $352,000 in cash and 1,000,000 common shares of DFCO, with 300,000 shares to be released upon closing and the remaining 700,000 shares released quarterly over the course of twenty-four months. Pacific Stem provides regenerative therapy as a potential solution for the prevention, detection, and treatment of cellular breakdown associated with aging and a variety of other conditions.

On April 21, 2021, the Company closed the transaction by moving into a Membership Interest Purchase Agreement to acquire Ignite IT LLC (“Ignite”). The Company acquired all of the issued and outstanding membership interests, including business plans and access to contacts of Ignite. In consideration for the acquisition, the Company issued a promissory note for $20,000.

In June 2021, the Company launched Empower Genomics (“Empower”) to enter the genetic testing industry. Empower facilitates the manufacturing, filing, labeling, testing and reporting of genetics.

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2021, the Company had a working capital deficit of $15,623,863 and an accumulated deficit of $107,338,174. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company anticipates an increase in sales through the commercialization of the Likido heating and cooling units, the expansion of Prakat’s technology services, IHG’s increased educational footprint, additional GlanHealth sales channels and other new business opportunities (see “Subsequent Events”). These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

(b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Dalrada Precision, a company incorporated in the State of California, since June 25, 2018 (date of incorporation), Dalrada Health, a company incorporated in the State of California, since October 2, 2018 (date of incorporation), as well as its subsidiaries (Likido, Prakat, Shark, IHG, Pacific Stem, Ignite, Empower) since their respective acquisition dates (see Note 3). All inter-company transactions and balances have been eliminated on consolidation.

(c)	Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of inventory, valuation of accrued payroll tax liabilities, valuation of acquired assets and liabilities, variables used in the computation of share-based compensation, and evaluation of goodwill and intangible assets for impairment.

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

During the year ended June 30, 2021, there were no customers whose revenues accounted for 10% or greater of total revenues. During the year ended June 30, 2020, two customers accounted for approximately 16% and 11% of total revenues, respectively.

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

Accounts receivable are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2021 and 2020, the Company had an allowance of doubtful accounts of $37,465 and $0, respectively.

(h)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of June 30, 2021 and 2020, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

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

The Company reviews its long-lived assets (property and equipment and amortizable intangible assets) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill is tested annually at June 30 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of June 30, 2021, there were qualitative factors that indicated goodwill was impaired, but after completing the quantitative assessment it was determined that goodwill did not need to be impaired.

An intangible asset is an identifiable non-monetary asset without physical substance. Such an asset is identifiable when it is separable, or when it arises from contractual or other legal rights. Separable assets can be sold, transferred, licensed, etc. Examples of intangible assets include computer software, licenses, trademarks, patents, films and copyrights. The Company’s intangible assets are finite lived assets and are amortized on a straight-line basis over the estimated useful lives of the assets.

(l)	Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”), effective January 1, 2019. The Company determines revenue recognition through the following steps:

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of June 30, 2021 or 2020.

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

During the fiscal year, the Company sold Likido units to its third-party manufacturer for testing purposes and for further resale to their customers. As of June 30, 2021, the Company changed its relationship exclusively to that of a third-party manufacturer and requested the title of inventory to be returned and adjusted the revenue accordingly.

Deferred Revenue:

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied at the end of the reporting period and an explanation of when the entity expects to recognize revenue by either a quantitative basis or a qualitative basis.

Deferred revenue for the year ended June 30, 2021 was $219,999 compared to $176,291 for the year ended June 30, 2020. The current year balance of $219,999 consists of deliverables from the following entities: $140,199 for IHG, $59,800 for Precision, and $20,000 for Prakat USA. It is anticipated that these products will be delivered during the first quarter of 2022.  The prior year balance of $176,291 was for Likido products.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Year Ended
	June 30,
	2021	2020
Product sales - third parties	$1,053,720	$466,946
Product sales - related party	62,607	124,427
Service revenue - third parties	2,020,307	487,642
Service revenue - related party	270,050	99,139
Total revenue	$3,406,684	$1,178,154

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30,
	2021	2020
Accounts receivable, net	$265,812	$229,167
Accounts receivable, net - related parties	69,952	99,357
Deferred revenue	219,999	176,291

The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities represent a set-up fee prepayment received from a customer in advance of performance obligations met.

(m)	Cost of Revenue

Cost of revenue consists primarily of inventory sold and related freight for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	June 30,
	2021	2020
Product sales	$1,331,329	$268,526
Service revenue	1,140,637	357,390
Total cost of revenue	$2,471,966	$625,916

(n) Advertising

Advertising costs are expensed as incurred. During the years ended June 30, 2021 and 2020, advertising expenses were approximately $563,907 and $34,000, respectively.

(o)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the quoted market price of the equity instruments issued. During the years ended June 30, 2021 and 2020, stock-based compensation expenses were approximately $801,672 and $0, respectively.

(p)	Foreign Currency Translation

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

(q)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the year ended June 30, 2021, the Company’s only component of comprehensive income was foreign currency translation adjustments.

(r)	Basic and Diluted Net Income (Loss) per Share

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

The weighted average number of common stock equivalents related to convertible notes payable of 56,801,471 shares was not included in diluted loss per share, because the effects are antidilutive, for the year ended June 30, 2020. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding for the year ended June 30, 2021:

Year Ended
June 30, 2021
Weighted average number of common shares outstanding - Basic	70,318,073
Potentially dilutive common stock equivalents (convertible note payable - related party and accrued interest)	58,628,294
Weighted average number of common shares outstanding - Diluted	128,946,367

The adjustments to the numerator were insignificant during the year ended June 30, 2021 and there were no adjustments to the numerator during the year ended June 30, 2020.

(s)	Income Taxes

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

(t)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this pronouncement on July 1, 2020, and there was not a material impact on the financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on its consolidated financial position, results of operations and disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Business Combinations and Acquisition

Fiscal 2021 Transactions

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

The Company has made a preliminary allocation of the purchase price in regard to the acquisition related to the assets acquired, liabilities assumed and noncontrolling interests as of the purchase date. The following table summarizes the purchase price allocation:

Preliminary
Purchase Price
Allocation
Cash and cash equivalents	$43,617
Accounts receivable	37,905
Other receivables	3,000
Property and equipment, net	3,930
Intangible assets	693,385
Accounts payable	(32,093)
Accrued liabilities	(38,726)
Deferred revenue	(37,339)
Notes payable	(233,679)
Purchase price consideration	$440,000

The intangible assets for IHG are in the form of its curriculum development and will be amortized on a straight-line basis over its determined useful life of ten years for the following reasons:

1)	The International Health Group transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).
2)	IHG’s founder initially started the program approximately ten years ago offering a Certified Nurse’s Assistant Program (CNA), thus giving the intangible asset a minimum of a 10-year useful.
3)	Under US GAAP, the cost of intangible assets is either amortized over their respective useful/legal lives, or are tested for impairment on an annual basis. Pursuant to the costs incurred over a ten-year period to develop the CNA and other curriculums, the Company has determined a minimum of a 10-year useful life is appropriate.

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

Ignite

On April 21, 2021, the Company closed the transaction by moving into a Membership Interest Purchase Agreement to acquire Ignite IT LLC (“Ignite”). The Company acquired all of the issued and outstanding membership interests, including business plans and access to contacts of Ignite. In consideration for the acquisition, the Company issued a promissory note for $20,000.

The Company evaluated the acquisition of the purchased assets under ASC 805 and concluded that as substantially all of the fair value of the gross assets acquired is concentrated in an identifiable group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. Accordingly, the Company recorded the acquired research and development at a fair value of $20,000 as an expense in the consolidated statements of operations.

Fiscal 2020 Transactions

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the various acquisitions had occurred as of September 11, 2021. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisition been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions:

	Year Ended
	June 30,
	2021	2020
Revenues	$4,389,794	$3,799,181
Net income (loss) attributable to Dalrada	$174,239	$(2,187,237)
Net income (loss) per common share - basic	$0.00	$(0.04)

4.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of June 30, 2021 and 2020:

	June 30,
	2021	2020
Raw materials	$700,824	$140,477
Work-in-progress	–	120,689
Finished goods	141,284	389,256
	$842,108	$650,422

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2021 and 2020:

	June 30,
	2021	2020
Machinery and equipment	$223,141	$143,930
Leasehold improvements	323,669	112,366
Computer and office equipment	186,549	52,665
	733,359	308,961
Less: Accumulated depreciation	(243,457)	(68,453)
	$489,902	$240,508

Depreciation and amortization expense of $83,606 and $46,602 for the years ended June 30, 2021 and 2020, respectively, were included in selling, general and administrative expenses in the statements of operations.

Intangible Assets, Net

Intangible assets, net consisted of the following as of June 30, 2021 and 2020:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Curriculum development	$693,385	$(28,891)	$664,494
	$693,385	$(28,891)	$664,494

Amortization expense of $28,891 and $0 for the years ended June 30, 2021 and 2020, respectively, were included in selling, general and administrative expenses in the statements of operations.

Future amortization expense at June 30, 2021 is as follows:

Year Ending June 30,
2022	$69,338
2023	69,338
2024	69,338
2025	69,338
2026	69,338
Thereafter	317,804
$664,494

5.	Accrued Payroll Taxes

As of June 30, 2021 and 2020, the Company had $1,953,024 and $10,519,440, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $1,953,024 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued tax liability” within other income on the consolidated statements of operations. For fiscal years ended June 30, 2021 and 2020, the Company recognized $491,953 and $768,361, respectively, of penalties and interest within interest expense on the consolidated statements of operations. For fiscal years ended June 30, 2021 and 2020, the Company recognized $9,054,041 and $1,229,199 respectively, within “Gain on expiration of accrued tax liability” as a result of quarterly tax liabilities that expired during the fiscal years. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as at the date of these consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

6.	Notes Payable

Notes Payable – Related Parties

The following is a summary of notes payable – related parties at June 30, 2021 and 2020:

All notes are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020 to June 25, 2022. Each entity has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The company has not received any notices of default or demands for payment. All notes are unsecured and those which are past-due are due on demand. As of June 30, 2021 and 2020, total accrued interest for Notes Payable-Related Parties was $182,147 and $37,365 respectively. The Company recorded interest expense from Notes Payable-Related Party for fiscal years ending June 30, 2021 and 2020, of $144,782 and $32,852 respectively.

Notes Payable

Notes payable includes the following:

	June 30,
	2021	2020
Pacific Stem - SBA EIDL	$299,900	$–
Dalrada - Ignite acquisition	17,500	–
Dalrada - Payroll Protection Program	–	21,042
Likido - COVID-19 Government loan	52,579	55,467
Prakat - Bank loan	45,838	16,708
	$415,817	$93,217

Pacific Stem and IHG’s EIDL loan include a 3.75% interest rate for up to 30 years; the payments are deferred for the first 2 years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loans attach collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The EIDL loans are technically in default as a result of a change in ownership without SBA’s prior written consent. However, the Company is in currently remedying the default provision.

Likido’s COVID-19 Government Loan includes a 2.5% interest rate for up to 6 years; the payments are deferred for the first year (during which interest will accrue).

The note payable issued pursuant to the Ignite acquisition matures on June 1, 2023, bears no interest and has monthly repayments of $2,500.

7.	Convertible Note Payable – Related Parties

As of June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of June 30, 2021 the principal balance was $1,875,000 and the accrued interest was $112,500.

8.	Related Party Transactions

 As of June 30, 2021, and 2020, the Company owed $414,073 and $556,317, respectively to all related parties for reimbursement of various operating expenses, accrued salaries, management fees, etc. which has been recorded in accounts payable and accrued liabilities – related parties. See below and Note 12 for some specific disclosures related to these amounts.

As of June 30, 2021 and 2020, the amount above includes $0 and $7,650 of management fees, which consists of accounting and administrative services from a related party company controlled by the Chief Executive Officer of the Company. The current management fee agreement calls for monthly payments of $7,500. The agreement is ongoing until terminated by either party. Total expenses incurred related to management fees during the years ended June 30, 2021 and 2020 were $72,000 and $54,000, respectively. As of June 30, 2021, the Company owed $357,025 in the form of promissory notes and $2,654 included within accounts payable and accrued liabilities – related parties.

During the fiscal year ended June 30, 2021, the Company incurred $515,646 to a related entity for chartered business flights. During the year ended June 30, 2021, the Company made payments totaling $98,409 to a related entity for chartered business flights. In 2021, the Company issued a promissory note totaling $417,237 in exchange for the remaining amounts payable to the related entity at terms similar to those disclosed in Note 6. As of June 30, 2021 the principal balance was $417,237 and accrued interest was $0.

During the year ended June 30, 2021, the Company received cash of $2,510,088 from a related party entity that processes payroll for the Company. As of June 30, 2021, the Company owed $3,087,690 in the form of promissory notes and $208,943 included within accounts payable and accrued liabilities – related parties.

During the year ended June 30, 2021, the Company received cash of $2,604,891 from a related party entity to fund operations. As of June 30, 2021, the Company owed $2,723,943 in the form of promissory notes and $0 included within accounts payable and accrued liabilities – related parties.

During the year ended June 30, 2021, the Company received cash of $644,430 from a related party entity to fund operations. As of June 30, 2021, the Company owed $2,135,663 in the form of promissory notes and $0 included within accounts payable and accrued liabilities – related parties.

In November 2019, the Chief Executive Officer converted $170 in amounts owed from the Company into 5,000 shares of Series F Super Preferred Stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. In 2021, the Chief Executive Officer converted $879,830 of accrued salary into a promissory note.

In February 2021, the Company issued 500,000 common shares to each board member, including the Chief Executive Officer, for an aggregate of 4,500,000 shares. The fair value of $730,000 was recorded in the consolidated statements of operations.

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Year Ended
	June 30,
	2021	2020
Dalrada Health	$62,607	$124,427
Prakat	137,500	99,139
Pacific Stem	132,550	–
	$332,657	$223,566

See Notes 6, 7, 9, 10, 12 and 14 for additional related party transactions.

9.	Preferred Stock

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

10.	Stockholders’ Equity

Common Stock Transactions - Fiscal 2021

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

As of June 30, 2021, the Company had issued 512,500 shares pursuant to the above acquisitions. The remaining shares will be issued on a quarterly basis in accordance with the respective agreements. The fair value of the shares not yet issued is $601,825 and was recorded to common stock to be issued in the consolidated balance sheets.

Effective January 19, 2021, the Company issued 361,420 pursuant to a share exchange agreement. The fair value of $93,369 was included in research and development expenses in the consolidated statements of operations.

Effective March 22, 2021, the Company issued 4,500,000 shares to the board of directors pursuant to the 2020 stock compensation plan. 3,500,000 shares of common stock were granted on July 9, 2020 at $0.08 per share and 1,000,000 shares of common stock were granted on February 25, 2021 at $0.45 per share, for a total fair value of $730,000.

Common Stock Transactions - Fiscal 2020

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

As of June 30, 2021 and 2020, the Company had 73,838,662 and 68,464,742 common shares issued and outstanding, respectively.

Dalrada Financial Corp 2020 Stock Compensation Plan

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

On May 10, 2021, the Company granted 1,000,000 options to purchase common stock to its Chief Financial Officer with an exercise price of $0.47 per share. The options expire in ten years after issuance. The fair value of the options granted was $0.43 per share, or $430,027 which was calculated using the Black-Scholes model with the following inputs and assumptions:

Year Ended
June 30, 2021
Risk-free interest rate	0.80%
Expected term (in years)	5.27
Expected volatility	149.2%
Expected dividend yield	0.00%
Fair value per stock option	$0.47

The options vest monthly over a twelve-month period. During the year ended June 30, 2021, the Company recognized $71,673 in stock-based compensation expense. As of June 30, 2021, 166,667 options had vested and there was $358,354 in unrecognized compensation cost which will be recognized through May 2022.

11.	Segment Reporting

Upon the Company’s acquisitions in the year ended June 30, 2020, the Company manages its business and makes its decisions based on segments. The Company classifies its operations into five segments: Engineering, Health, Information Technology, Education, and Corporate. The Company evaluates the performance of its segments primarily based on revenues, operating income (loss) and net income (loss). Also included below is a breakout by segment for Inventory, PPE, Goodwill, and Total Assets.

Segment information for the years ended June 30, 2021 and 2020 is as follows:

	Year Ended June 30, 2021
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$977,258	$1,166,135	$1,857,950	$452,246	$18,820	$(1,065,725)	$3,406,684
Loss from operations	(1,295,095)	(1,219,808)	(215,176)	(173,419)	(4,923,665)	(742,988)	(8,570,151)
Net income (loss)	$(1,233,811)	$(1,242,352)	$(217,035)	$(146,179)	$3,556,974	$(716,376)	$1,221

	Year Ended June 30, 2020
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$753,632	$407,069	$624,198	$–	$–	$(606,745)	$1,178,154
Loss from operations	(794,400)	128,613	(116,668)	–	(1,154,659)	(751,983)	(2,689,097)
Net loss	$(808,908)	$122,587	$(104,485)	$–	$(935,059)	$(751,692)	$(2,477,557)

	Year Ended June 30, 2021
	Engineering	Health	Information Technology	Education	Corporate	Consolidated
Inventory	$582,248	$250,378	$9,482	$–	$–	$842,108
PPE	363,594	32,510	79,277	–	14,521	489,902
Goodwill	–	–	–	–	736,456	736,456
Total Assets	$2,441,071	$1,056,084	$564,545	$110,798	$808,463	$4,980,961

	Year Ended June 30, 2020
	Engineering	Health	Information Technology	Education	Corporate	Consolidated
Inventory	$263,015	$387,407	$–	$–	$–	$650,422
PPE	186,376	54,132	–	–	–	240,508
Goodwill	–	–	–	–	143,152	143,152
Total Assets	$785,969	$539,533	$577,867	$–	$880,302	$2,783,671

Geographic Information

The following table presents revenue by country:

	Year Ended
	June 30,
	2021	2020
United States	$1,889,449	$591,373
Europe	331,254	–
India	1,185,981	586,781
	$3,406,684	$1,178,154

The following table presents inventories by country:

	June 30,
	2021	2020
United States	$335,037	$409,044
Europe	507,071	241,378
	$842,108	$650,422

The following table presents property and equipment, net, by country:

	June 30,
	2021	2020
United States	$221,308	$39,507
Europe	256,889	191,508
India	11,705	9,493
	$489,902	$240,508

12.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the year ended June 30, 2021, management determined that there were no variable lease costs.

Right of Use Asset

In May 2020, the Company entered into a five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $822,389 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $53,399. The lease agreements mature in April 2025. Total amounts expensed under the lease during the years ended June 30, 2021 were $343,205 and $16,245, respectively, for which $99,155 is included accounts payable and accrued liabilities – related parties.

In May 2020, the Company entered into three-year lease agreement to lease a warehouse in Brownsville, Texas. The Company recognized a right of use asset and liability of $177,124 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $8,399. The lease agreements mature in April 2025. Total amounts expensed under the lease during the year ended June 20, 2021 and 2020 were $45,329 and $13,748, respectively.

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

In May 2021, the Company’s PSC subsidiary entered into a three year and 6-month lease agreement to lease a medical office space in Poway, California. The Company recognized a right of use asset and liability of $277,856 and used an effective borrowing rate of 3.0% within the calculation.

The following are the expected lease payments as of June 30, 2021, including the total amount of imputed interested related:

Fiscal Year Ending June 30,
2022	$356,235
2023	352,237
2024	300,945
2025	195,412
2026	34,193
Thereafter	8,651
1,247,673
Less: imputed interest	(75,931)
Total	$1,171,742

13	Income Taxes

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The tax years ending 2018 through 2020 remain subject to examination for federal tax purposes and remain subject to examination in significant state tax jurisdictions. The Company has yet to file their income tax return for the year ended June 30, 2021

As of June 30, 2021, the Company had federal and state net operating loss carry forwards of $20,036,664 that may be offset against future taxable income which will begin to expire in 2038 through 2041.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended June 30, 2021 and 2020 is as follows:

	2021	2020
Current:
Federal	$–	$–
State	2,400	–
Foreign	–	–
	2,400	–
Deferred:
Federal	(1,607,556)	(522,084)
State	(446,626)	(145,050)
	(2,054,182)	(667,134)
Valuation allowance	2,054,182	667,134
Total provision for income taxes	$2,400	$–

The provision for income tax for the year ended June 30, 2021 is included in selling, general and administrative expenses.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets as of June 30, 2021 and 2020 were as follows:

	2021	2020

Depreciation & Amortization	$1,521	$450
Reserves and Accruals	250,907	118,071
Net Operating Loss Carryforwards	2,688,360	768,085
Gross Deferred Tax Assets	2,940,788	886,606

Valuation Allowance	(2,940,788)	(886,606)

Net Deferred Tax Assets	$–	$–

Reconciliation of the statutory federal income tax to the Company's effective tax:

	2021	2020

Tax at Federal Statutory Rate	21.0%	21.0%
State, Net of Federal Benefit	(36,423)%	5.9%
Payroll Tax Interest	(155,721)%	10.5%
Gain on Expiration of Accrued Tax Liability	10,224%	(6.6)%
Stock Based Compensation	13,788%	(3.7)%
Change in Tax Rate	(168,111)%	0.0%
Change in Valuation Allowance	168,522%	(27.0)%

Provision for Taxes	196.6%	0.0%

The difference in the effective rate and the statutory rate is due to permanent differences, primarily deductibility of penalties and interest on accrued payroll tax liabilities and the gains related to the expiration of the statute of limitations for accrued payroll tax liabilities.

14.	Subsequent Events

On August 4, 2021, the Company issued 87,500 shares of common stock as part of the consideration for the acquisition of Pacific Stem.

On August 10, 2021, the Company issued 125,000 shares of common stock as part of the consideration for the acquisition of IHG.

On August 16, 2021, the company issued an aggregate of 2,000,000 shares of common stock to four new directors pursuant to Amendment No.1 of the 2020 Stock Compensation Plan used to compensate the company board of directors. The Amended plan allocates the issuance of up to 6,500,000 shares. The 2,000,000 shares issued are valued at $0.28 per share or Fair Value of $560,000.

In July 2021, Dalrada, through its subsidiary Dalrada Health, expanded its presence in medical services sector by establishing Sòlas Rejuvenation + Wellness (“Solas”) which provides science-supported, medically backed services, and creates overall wellness programs that are customized to the unique needs of its clients. Solas will be opening its first health services location in October 2021 where it will provide a myriad of health and wellness treatments and procedures.

In August 2021, Dalrada, through its subsidiary Dalrada Health, entered into a joint venture ("JV") with Vivera Pharmaceuticals, Inc ("Vivera") for a 51% ownership. The JV, Pala Diagnostics, LLC ("Pala") is a CLIA-certified diagnostics lab focused on SARS-CoV-2 testing for now with additional testing capabilities to be introduced. Pursuant to the partnership agreement, Dalrada had an equity commitment of $500,000 of which it achieved during September 2021. Dalrada has invested additional funding to continue the expansion of the SARS-CoV-2 testing while commercial insurance and CARES Act reimbursements process claims. Since fiscal year-end, Pala has conducted over 25,000 tests. Pursuant to the JV, Dalrada shall also issue two hundred and fifty thousand common shares (250,000) to Vivera.

Subsequent to year-end, the Company borrowed $366,263 from Related Entity 1, and $2,206,718 from Related Entity 3.

Management has evaluated all other subsequent events through October 13, 2021, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our CEO and our CFO, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of June 30, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of June 30, 2021, our internal controls over financial reporting were not effective.

During the year ended June 30, 2021, the CFO determined that Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended June 30, 2021. The Company believes that internal control over financial reporting is not effective. We and our independent registered public accounting firm have identified the following current material weakness, which some were first identified at June 30, 2020 and others identified as June 30, 2021, considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

•	Lack of Management oversight and review of the financial reporting process, including presentation of the financial statements and related disclosures;
•	Lack of procedures related to recognition of revenues;
•	Lack of procedures related to the allocation of the purchase price, including acquired intangibles, in connection with business acquisitions.

In May 2021, the Company the hired a CFO who is expected to develop policies and procedures to mitigate the indicated weaknesses. The Company expect to be begin implementing procedures in early fiscal 2022.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2021 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting except as noted above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of June 30, 2020 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held

Brian Bonar	74	CEO and Director
Fawad Nisar	40	COO and Director
Kyle McCollum	38	CFO and Director

Pauline Gourdie	49	Director
Brian Kendrick	58	Director
Fletcher A. Robbe	70	Director
Harvey Hershkowitz	75	Director
Anthony Zolezzi	67	Director
Tom Giles	53	Director
David J. Bacon	54	Director
Bijan R. Kian (Rafiekian)	69	Director
Jose Arrieta	40	Director

Background of Directors and Executive Officers

Brian Bonar, CEO and director has over 16 years with Dalrada Financial Corp. Prior to joining Dalrada, Mr. Bonar worked for more than eighteen years with IBM in the US, Asia, and Europe. He has formerly worked at QMS, and Rastek Corporation, The Solvis Group, and was on the Board of Directors of Allegiant Professional and Aliance National Insurance Company. Mr. Bonar is also the founder of Bezier Systems.

Mr. Bonar is involved with various private entities and has been recognized by the “Cambridge Who’s Who” on several occasions as the executive of the year. In 2012, he was recognized as the CEO of the fastest growing public company in Orange County. He is the Chairman of Trucept, Inc. as well as President and Chief Executive Officer of various privately held corporations. He is also on the board of American Marine LLC and founded American Management Services (AMS) Outsourcing, a PEO-focused company.

Mr. Bonar holds the honorary title, Lord Bonar of Wilcrick, Cardiff, Wales United Kingdom. He received a BSC in Mechanical Engineering from the Strathclyde University, Glasgow Scotland and an MBA and PHD in the field of International Business Development Studies from the Stafford University, England UK.

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

Anthony Zolezzi is currently the CEO of Diomics Inc. as of August 2019, and is on the Board of Directors of TwinLab and Wild Oats Organic Marketplace. Previously, in 2018, Mr. Zolezzi was named the CEO of Twinlab Consolidated Holdings, Inc., and appointed to Twinlab’s Board of Directors in May, 2018. Mr. Zolezzi, for the last six years, is also an operating partner at Pegasus Capital Advisors, a private asset management company focused on the wellness sectors. As a serial entrepreneur, Mr. Zolezzi has dedicated his career to the well-being of both people and the planet, co-founding businesses that provide potential solutions to both health concerns and key environmental issues as well as focusing on ways that biotech breakthroughs can enhance consumer health and wellness. Zolezzi has authored and co-authored six books.

Mr. Zolezzi is a graduate of Loyola Marymount University, earned an MBA at San Diego State and completed the Executive Program at the Kellogg School at Northwestern. Zolezzi is a former board member of Vitamin Angels, a non-profit focused on providing nutritional support in impoverished countries. He also co-founded and is a former board member of the Organic Center for Education and Promotion, and a former member of the Organic Alliance Board of Directors. Mr. Zolezzi also serves as an advisory board member with the Menus of Change program, a joint venture between The Culinary Institute of America and Harvard T.H.Chan School of Public Health, and the Keurig Corporation.

Tom Giles, since November 2017, is the chief Revenue Officer of Corporate Development and Co-founder of WeR.Ai. Prior to WeR.AI., Mr. Giles was the General Partner Healthcare at Frost Data Capital from July 2014 to June 2017, the General Manager of Healthcare at Nex Cubed from June 2017 to December 2018, and an advisor at ARVDRK Technologies from September 2017 to December 2018. Though the years, Mr. Giles also held high level positions at companies such as IBM and Trivium Health Inc. Mr. Giles is currently an adviser to the Boards at the following companies: Trials.ai, Diomics Corporation, Narrative Wave, and has been a board member of several other companies.

Mr. Giles' executive management leadership includes technology and healthcare industries with a focus on artificial intelligence (AI) and machine learning (ML) to reduce time and expense to market. Mr. Giles' accomplishments include raising more than $200 million in capital for startups and venture funds in addition to building strategic partnerships with some of the largest global companies including IBM, GE, Accenture, T-Mobile, and DST. He has also held industry lead and advisory roles in early-stage ventures and incubators. Mr. Giles holds a Bachelor’s degree in Business from San Diego State University, California.

Dr. David Bacon is currently an active Navy CAPTAIN with 22 years of active-duty service. During the SARS-CoV-2 pandemic, Dr. Bacon was responsible for reviewing proposals for funding in the areas of therapeutics, diagnostics, and wearable monitors. He reviewed more than 400 proposals and provided his expert opinion on the scientific rationale and study design. Dr. Bacon’s professional background includes: Former program Area Manager for the DoD’s HIV and Emerging Infectious Diseases research programs; Science and Technology Program management/program development Chemistry Division, Naval Research Laboratory; Deployed as Officer-in-Charge, Kandahar Airfield, Afghanistan and Camp Arifjan, Kuwait; Deployed as sole microbiologist aboard USNS Comfort in support of Continuing Promise 2009; Head, Laboratory Sciences, Navy Environmental and Preventive Medicine Unit 2, Norfolk, VA; Director, Parasitology Program, Naval Medical Research Unit 6 (NAMRU-6), Lima, Peru, Deputy Director, Parasitology Department, NAMRU-6, Lima, Peru; Member of scientific assessment team commissioned by the Iraq Survey Group to investigate biological weapons programs in Baghdad, Iraq; Deployed as element commander of a biological weapons detection laboratory, Baghdad, Iraq and Principal Investigator, Malaria Program Naval Medical Research Center, Research Area.

Dr. Bacon earned a B.S. from the University of New Hampshire (Medical Technology) in May 1990 and a Ph.D. from the University of New Hampshire (Microbiology) in May 1997.

The Honorable Bijan R. Kian, currently the Chairman of the Board of Directors of TODAQ USA Corporation since July 2020, as well as the Chairman of the Board of directors of Lenders Technology for the last 10 plus years, was twice confirmed by the United States Senate and has served three presidents of the United States from both political parties. In 2016, Mr. Kian served as Deputy Lead on the Office of Director of National Intelligence for the President Transition Team. Formerly, Mr. Kian served as a Member of the Export-Import Bank of the United States, A Member of the White House Business Council, Director of Foreign Investment for the Staten of California and a Senior Fellow for global public policy at the United States Naval Postgraduate School and Member of the Board of directors at the National Defense University Foundation. He is recognized around the world as a senior executive in global trade and international security.

Mr. Kian is a graduate of the University of Brighton, with continuing education at Oxford, Harvard Kennedy School and MIT. A Fellow at the Royal Society of Arts in the United Kingdom, Mr. Kian is also the recipient of the Ellis Island Medal of Honor.

Jose Arrieta, is currently with Imagineeer LLC, a company he founded when he left Government. Imagineeer is an IT solutions company that currently is focused on fund raising, blockchain enabled diagnostic development, cyber security solutions and quantum inspired optimization capabilities. Mr. Arrieta works with Federal customers evaluating and valuing venture backed technology starts ups in the health and national security space. Mr. Arrieta currently sits on a number of boards and advises 5 technology startups. Imagineeer is also working to build an ecosystem to facilitate secure, autonomous, data driven, AI powered science-based organizations Mr. Arrieta is also the former Chief Information Officer and Interim Chief Data Officer of HHS. He is a respected leader in applying emerging technologies, especially blockchain, artificial intelligence/machine learning and process automation. He oversaw $6.3B in IT investments, $800B in grants and $26B in Federal contracts while at HHS. Mr. Arrieta has also published articles on valuing disruptive technology companies and the importance of industry / government communications. Jose led the creation / implementation of the largest public health surveillance capability in the United States during the pandemic and the first enterprise grade supervised machine learning capability to help more accurately distribute testing supplies and predict hot spots across the United States. He created a public private key, distributed ledger infrastructure to establish digital identities for commercial, federal, state end points to aid the COVID 19 vaccination and testing efforts. He created and teaches the first blockchain course (blockchain and cryptos) at the Johns Hopkins University as well as entrepreneurial finance.

Kyle McCollum, is current the Chief Financial Officer of the company. Prior to that, Mr. McCollum was with Better Choice Company Inc. (ticker: BTTR) for three years where Mr. McCollum acted as Corporate Secretary and SVP of Corporate Finance.

In 2018, Mr. McCollum helped form Bona Vida, a pet CBD company, were he served as Chief Financial Officer. In May 2019, Bona Vida merged into Better Choice Company Inc., a publicly listed pet health and wellness company (ticker: BTTR), where Mr. McCollum acted as Corporate Secretary and SVP of Corporate Finance. With Better Choice Company, he assisted in the merger of Bona Vida and TruPet with Better Choice Company as well as the acquisition of Halo Purely for Pets. Mr. McCollum also guided several 10-Q’s and its 2019 10-K with audit.

From 2013 to 2017 Mr. McCollum was Chief Financial Officer of Das & Co., a New York based family office. At Das & Co. Mr. McCollum managed all accounting, tax, audit, portfolio valuation, asset management, financial/investment reporting, and operations for Landmark Banyan Real Estate Fund, a US$200 million India Real Estate Fund comprised of over 10 developments. Mr. McCollum was also Chief Operating Officer of all Das & Co.’s holding and operating subsidiaries including Apex Resources, its mining company in Tanzania, and LDC Developers, its real estate development company.

Mr. McCollum has also served as Director of Finance at 29th Street Capital, a California based real estate investment firm with a publicly stated asset value base of US $500 million. Prior to 29th Street Capital, Mr. McCollum was Director of Finance and Corporate Compliance at Fletcher Robbe International Attorneys at Law, an international transactional and securities-based law firm with offices in Century City, New York, Hong Kong and Beijing. While at Fletcher Robbe International Attorneys at Law, Mr. McCollum focused on complex finance transactions, mergers & acquisitions, securities and guided several foreign listed public companies on international cross-listing to U.S. public exchanges. Mr. McCollum earned a Bachelor’s of Science and Master of Accountancy degree from the University of Montana and holds a Certified Public Accounting license.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

David Pickett, Executive Vice President of Sales and Business Development of Dalrada and Dalrada Precision Corp. President. Mr. Pickett’s professional background includes 25 years’ experience in executive relationship development and business growth with a number of companies including Celestica Inc. and Axxion Inc. Mr. Pickett has worked with the largest OEM and Fortune 500 companies in the world. Mr. Pickett’s vast knowledge base of engineering and manufacturing operational and supply chain requirements has proven to be a strategic asset for accelerating the growth of Dalrada Precision’s global manufacturing and clean energy initiatives through its portfolio company Likido.

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

Item 11. Executive and Director Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension Value	All Other	Total
		($)	($)	Awards	Awards	Incentive	Nonqualified	Compensation	($)
				($)	($)	Plan	Deferred	($)
						Compensation	Compensation
						($)	Earnings
							($)

Brian Bonar, CEO Director	2021	393,000	0	40,000	0	0	0	0	433,000
	2020	393,000	0		0	0	0	0	393,000
Fawad Nisar, COO Director	2021	318,269	150,000	40,000	0	0	0	0	508,269
Kyle McCollum, CFO Director	2021	34,615	0	0	60,086	0	0	0	94,701
Pauline Gourdie	2021	0	0	40,000	0	0	0	0	40,000
Brian Kendrick	2021	0	0	40,000	0	0	0	0	40,000
Fletcher A. Robbe	2021	0	0	40,000	0	0	0	54,862	94,862
Harvey Hershkowitz	2021	0	0	40,000	0	0	0	65,000	105,000
Anthony Zolezzi	2021	0	0	225,000	0	0	0	0	225,000
Tom Giles	2021	0	0	225,000	0	0	0	50,000	275,000
David J. Bacon	2021	0	0	0	0	0	0	18,000	18,000
Bijan R. Kian (Rafiekian)	2021	0	0	0	0	0	0	0	0
Jose Arrieta	2021	0	0	0	0	0	0	20,000	20,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS					STOCK AWARDS
Name and Principal Position(s)	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brian Bonar, CEO	0	0	0	0	0	0	0	0	0
Kyle McCollum, CFO	0	1,000,000	1,000,000	$0.47	5-10-31	0	0	0	0

Option Grants

On May 10, 2021, the Company granted 1,000,000 options to purchase common stock to its Chief Financial Officer with an exercise price of $0.47 per share.

Director Compensation

On July 9, 2020 the Board authorized the Dalrada Financial Corp 2020 stock compensation plan to be used to compensate the company board of directors. The plan allocates the issuance of up to 3,500,000 shares. On February 25, 2021, the Company amended the plan to issue up to 4,500,000 shares and issued an aggregate of 4,500,000 common shares, or 500,000 shares to each board member (9). 3,500,000 shares of common stock were granted on July 9, 2020 at $0.08 per share and 1,000,000 shares of common stock were granted on February 25, 2021 at $0.45 per share, for a total fair value of $730,000, which is included in the consolidated statements of operations

On August 16, 2021, the company approved Amendment No.1 of the 2020 Stock Compensation Plan used to compensate the company board of directors. The Amended plan allocates the issuance of up to 6,500,000 shares which includes an additional 2,000,000 shares valued at $0.28 per shares or $560,000.

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

Report on Repricing of Options

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2021 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors act as a group.

As of September 30, 2021, we had a total of 75,681,724 shares of common stock issued and outstanding. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Brian Bonar, Principal Executive Officer and Director	Common Shares	5,856,315	7.70
Fawad Nisar, Chief Operating Officer and Director	Common Shares	3,517,000	4.62
Brian Kendrick, Director	Common Shares	500,000	0.66
Fletcher Robbe, Director	Common Shares	500,000	0.66
Harvey Hershkowitz, Director	Common Shares	500,000	0.66
Pauline Gourdie, Director	Common Shares	500,000	0.66
Anthony Zolezzi, Director	Common Shares	500,000	0.66
Tom Giles, Director	Common Shares	500,000	0.66
Kyle McCollum, Chief Financial Officer, Director*	Common Shares	500,000	0.66
David J. Bacon, Director*	Common Shares	500,000	0.66
Bijan R. Kian (Rafiekian), Director*	Common Shares	500,000	0.66
Jose Arrieta, Director*	Common Shares	500,000	0.66
All officers and Directors as a group	Common Shares	14,373,315	18.99

*         The shares for Kyle McCollum, David J, Bacon, Bijan R. Kian (Rafiekian), and Jose Arrieta were issued on August 17, 2021

Item 13. Certain Relationships, Related Transactions and Director Independence

Notes Payable – Related Parties

	June 30, 2021
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$2,978,066	$29,875
Related entity 2	357,025	5,532
Related entity 3	3,087,689	47,728
Related entity 4	2,789,107	93,150
Related entity 5	417,237	–
Related entity 6	879,831	5,862
	$10,508,955	$182,147

	June 30, 2020
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$740,237	$12,417
Related entity 2	354,875	1,176
Related entity 3	1,887,052	23,192
Related entity 4	71,618	579
	$3,053,782	$37,365

All notes are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020 to June 25, 2022. Each entity has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The company has not received any notices of default or demands for payment.

Convertible Note Payable – Related Parties

As of June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of June 30, 2021 the principal balance was $1,875,000 and the accrued interest was $112,500.

Related Party Transactions

As of June 30, 2021, and 2020, the Company owed $414,073 and $556,317, respectively to related parties for reimbursement of various operating expenses, accrued salaries, management fees, etc. which has been recorded in accounts payable and accrued liabilities – related parties. As of June 30, 2021 and 2020, this amount includes $0 and $7,650 of management fees, which consists of accounting and administrative services to Trucept Inc., a related party company controlled by the Chief Executive Officer of the Company. The management fee agreement calls for monthly payments of $7,500. The agreement is ongoing until terminated by either party. As of June 30, 2021, amounts included with accounts payable and accrued liabilities – related parties for which relate to advances for operating expenses were $1,029,309. In 2021, the Company issued promissory notes totaling $879,830 in exchange for conversion of accrued salary to the Chief Executive Officer. As of June 30, 2021, the outstanding principal balance of the promissory notes was $879,830 and the accrued interest is $5,862

In November 2019, the Chief Executive Officer converted $170 in amounts owed from the Company into 5,000 shares of Series F Super Preferred Stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. As of June 30, 2021 and 2020, the Company had $0 and $556,317, accrued within accounts payable and accrued liabilities – related parties, respectively. In 2021, the Chief Executive Officer converted $879,830 of accrued salary into a promissory note.

In February 2021, the Company issued 500,000 common shares to each board member, including the Chief Executive Officer, for an aggregate of 4,500,000 shares. The fair value of $730,000 was recorded in the consolidated statements of operations.

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Year Ended
	June 30,
	2021	2020
Dalrada Health	$62,607	$124,427
Prakat	137,500	99,139
Pacific Stem	132,550	–
	$332,657	$223,566

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

Item 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, dbbmckennon for the years ended June 30, 2021 and 2020.

	For the Year Ended June 30,
	2021	2020
Audit Fees	$52,500	$50,000
Audit-Related Fees	$32,500	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$85,000	$50,000

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: October 13, 2021	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	October 13, 2021
Brian Bonar	and Director

