Form 10-Q
period 2021-09-30
DALRADA FINANCIAL CORP
filed 2021-11-19
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, the registrant’s outstanding stock consisted of 75,721,684 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$92,335	$110,285
Accounts receivable, net	4,265,049	265,812
Accounts receivable, net - related parties	44,455	69,952
Other receivables	61,771	67,328
Inventories	1,112,795	842,108
Prepaid expenses and other current assets	311,541	285,026
Total current assets	5,887,946	1,640,511
Property and equipment, net	700,426	489,902
Goodwill	736,456	736,456
Intangible assets, net	742,159	664,494
Right of use asset, net	130,587	532,327
Right of use asset, net - related party	448,907	639,415
Total assets	$8,646,481	$4,703,105

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$711,189	$910,339
Accrued liabilities	1,124,337	641,380
Accrued payroll taxes, penalties and interest	1,976,714	1,953,024
Accounts payable and accrued liabilities – related parties	515,233	414,237
Deferred revenue	469,525	219,999
Notes payable, current portion	404,906	415,817
Notes payable – related parties	–	10,508,955
Convertible notes payable – related party	–	1,875,000
Right of use liability	96,919	76,570
Right of use liability - related party	161,080	159,790
Total current liabilities	5,459,903	17,175,111
Notes payable – related parties	9,878,837	–
Right of use liability	–	455,757
Right of use liability - related party	287,827	479,625
Total liabilities	15,626,567	18,110,493

Commitments and contingencies (Note 12)	–	–
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000 shares authorized	–	–
Series F preferred stock, $0.01 par value, 5,000 and 5,000 shares authorized, issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 75,721,684 and 68,464,742 shares issued and outstanding at September 30, 2021 and 2020, respectively	378,609	369,194
Preferred stock to be issued	6,532,206	–
Common stock to be issued	574,410	601,825
Additional paid-in capital	93,705,061	92,965,821
Noncontrolling interests	1,361,963	(38,391)
Accumulated deficit	(109,604,016)	(107,338,174)
Accumulated other comprehensive income (loss)	71,631	32,287
Total stockholders' deficit	(6,980,086)	(13,407,388)
Total liabilities and stockholders' deficit	$8,646,481	$4,703,105

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	September 30,
	2021	2020
Revenues	$4,587,044	693,360
Revenues - related party	15,309	66,033
Total revenues	4,602,353	759,393
Cost of revenue	1,204,335	233,428
Gross profit	3,398,018	525,965

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $677,507 and $0 for 2021 and 2020, respectively)	4,249,699	1,307,541
Research and development	60,174	22,822
Total operating expenses	4,309,873	1,330,363
Loss from operations	(911,855)	(804,398)

Other income (expense):
Interest expense	(123,804)	(129,060)
Interest income	527	525
Other income	14,708	36,174
Gain (loss) on foreign exchange	43,751	(12,582)
Total other income (expenses)	(64,818)	(104,943)
Net loss before taxes	(976,673)	(909,341)
Income taxes	–	–
Net loss	(976,673)	(909,341)
Net income attributable to noncontrolling interests	1,289,169	5,015
Net loss attributable to Dalrada Financial Corporation stockholders	$(2,265,842)	$(914,356)

Foreign currency translation	39,344	14,209
Comprehensive loss	$(937,329)	$(895,132)

Net loss per common share to Dalrada stockholders – basic	$(0.03)	$(0.01)
Net loss per common share to Dalrada stockholders – diluted	$(0.03)	$(0.01)
Weighted average common shares outstanding – basic	73,955,420	68,464,742
Weighted average common shares outstanding – diluted	73,955,420	68,464,742

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Preferred Stock				Common Stock	Preferred Stock	Additional			Accumulated Other	Total
	Series F		Common Stock		to be	to be	Paid-in	Noncontrolling	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Issued	Issued	Capital	Interests	Deficit	Income (Loss)	Deficit

Balance at June 30, 2020	5,000	$50.00	68,464,742	$342,324	$–	$–	$91,904,874	$51,821	$(107,429,607)	$(7,897)	$(15,138,435)
Net loss	–	–	–	–	–	–	–	5,015	(914,356)	–	(2,477,557)
Foreign currency translation	–	–	–	–	–	–	–	–	–	14,209	(7,897)
Balance at September 30, 2020	–	$–	68,464,742	$342,324	$–	$–	$91,904,874	$56,836	$(108,343,963)	$6,312	$(16,033,567)

Balance at June 30, 2021	5,000	$50	73,838,662	$369,194	$601,825	–	$92,965,821	$(38,391)	$(107,338,174)	$32,287	$(13,407,388)
Conversion of related party notes into preferred stock	–	–	–	–		6,532,206	–	–	–	–	6,532,206
Common stock issued pursuant to acquisitions	–	–	212,500	1,063	(85,975)	–	84,913	–	–	–	–
Joint venture	–	–	–	–	58,560	–	–	111,185	–	–	169,745
Repurchase of common shares from subsidiary			(329,478)	(1,647)	–	–	(13,179)	–	–	–	(14,826)
Stock-based compensation	–	–	2,000,000	10,000	–	–	667,507	–	–	–	677,507
Net income (loss)	–	–	–	–	–	–	–	1,289,169	(2,265,842)	–	(976,673)
Foreign currency translation	–	–	–	–	–	–	–	–	–	39,344	39,344
Balance at September 30, 2021	5,000	$50	75,721,684	$378,609	$574,410	$6,532,206	$93,705,061	$1,361,963	$(109,604,016)	$71,631	$(6,980,086)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(976,673)	$(909,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,637	10,644
Stock compensation	677,507	–
Non-cash research and development expenses	–	–
Changes in operating assets and liabilities:
Accounts receivable	(3,973,740)	(838)
Other receivables	5,557	(8,003)
Inventories	(270,687)	(41,082)
Prepaid expenses and other current assets	(26,515)	(7,629)
Accounts payable	(140,754)	(284,560)
Accounts payable and accrued liabilities - related parties	500,597	832,987
Accrued liabilities	711,573	72,958
Accrued payroll taxes, penalties and interest	23,690	117,842
Right of use assets and liabilities, net	(34,438)	–
Deferred revenue	249,526	(176,291)
Net cash used in operating activities	(3,212,720)	(393,313)
Cash flows from investing activities:
Purchase of property and equipment	(122,871)	(68,099)
Purchase of intangibles	(95,000)	–
Net cash used in investing activities	(217,871)	(68,099)
Cash flows from financing activities:
Proceeds from related party notes payable	3,399,035	511,532
Net proceeds (repayments) from notes payable	(10,911)	–
Repurchase of common shares from subsidiary	(14,826)	–
Net cash provided by financing activities	3,373,297	511,532
Net change in cash and cash equivalents	(57,294)	50,120
Effect of exchange rate changes on cash	39,344	14,118
Cash and cash equivalents at beginning of period	110,285	75,165
Cash and cash equivalents at end of period	$92,335	$139,403

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$6,532,206	$–
Contribution of property and equipment into joint venture	$111,185	$–
Common stock to be issued pursuant to business combination	$58,560	$–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.	Organization and Nature of Operations

Dalrada Financial Corporation, (“Dalrada”), a Wyoming Corporation, and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a global solutions provider of clean energy, healthcare, technology, and precision engineering solutions. The company has locations in Malaysia, India, UK, and the USA.

Our operating subsidiaries are Dalrada Precision, Dalrada Health Products, and Dalrada Technologies. The subsidiaries are positioned to service the top three growing industries over the next 3-decades; clean energy, healthcare, and technology. We market ten products and services which continuously build upon our core by bringing innovation to a complex new world. As consumers, businesses, and governments seek alternative solutions, Dalrada’s subsidiaries respond with affordable, accessible, and impactful innovations.

The changes COVID-19 brought to the world have been profound to say the least. Consumer habits have transcended to an age of online shopping and remote work. Businesses have shifted to invest in digital technologies, cleanliness, and sustainability. Industries such as healthcare systems experienced overwhelming strains and people skipped regular healthcare routines such as annual check-ups, while supply chains and manufacturing came to a halt. The only positive coming out of the pandemic lockdowns is the break Earth received from pollution, which inadvertently created more awareness in everyone’s mind regarding the importance of climate change.

Dalrada understands these profound changes brought on by the pandemic to people’s behavior, what businesses prioritize, and doing more to protect our planet. This is why we accelerated the expansion of our healthcare division to ensure we provide on-site COVID-19 testing (Pala Diagnostics) and sanitization products (GlanHealth) to help businesses get back to normal and venues to bring back events. We acquired a certified nursing school (IHG) to support a growing and overwhelmed healthcare system, and we launched Empower Genomics and Solas Rejuvenation clinic to provide people with personal advanced health data while offering rejuvenation therapies for uplifting experiences. We also continue to build clinical data for our cerVIA kits to screen females in low to mid-income countries, and fight the 4th most common cancer amongst females, Cervical Cancer.

Furthermore, we accelerated the development, testing, and production of our flagship product, LikidoONE, to help achieve the world’s net-zero goals by 2050. This high-temperature CO2 based heat pump provides heating and cooling without the need for combustion or the burning of fossil fuels, while reducing energy consumption by up to 75% and emissions by 93%. We also began the development of LikidoHOME to replace residential gas burners and tankless heaters. Despite the supply chain challenges, we developed a stronger relationship with our partner in Malaysia, CHP, through our Dalrada Precision division, to increase our capacity for precision parts and steel fabrication capabilities in order to support the manufacturing of the Likido machines.

To bring it full circle, communication has changed for good. Every generation is now relying on technology to serve their basic needs such as online grocery shopping or rapid pick-up, and businesses cannot thrive without technology. Our technology division, Prakat, continues to advance in the areas of software development, blockchain technologies, mobile application development, remote monitoring systems, online security, digital accessibility for the disabled, and supply chain technologies.

As the world changes, Dalrada’s mission of bringing forth clean energy, healthcare, and technology solutions to people, businesses, and the planet will continue to meet its demands and to do our part.

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025. For more information about the Company’s products visit www.dalrada.com

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2021, the Company has an accumulated deficit of $109,604,016. The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2022. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

(b)	Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Dalrada Precision, a company incorporated in the State of California, since June 25, 2018 (date of incorporation), Dalrada Health, a company incorporated in the State of California, since October 2, 2018 (date of incorporation), as well as its subsidiaries (Likido, Prakat, Shark, IHG, Pacific Stem, Ignite, Empower, Solas) since their respective acquisition dates (see Note 3) and Controlling Interest in Pala (see Note 4) . All inter-company transactions and balances have been eliminated on consolidation.

The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest. Additionally, the condensed consolidated financial statements include the accounts of variable interest entities (“VIEs”) in which the Company has a variable interest and for which the Company is the “primary beneficiary” as it has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. All significant intercompany accounts and transactions are eliminated in consolidation.

Income attributable to the minority interest in the Company's majority owned and controlled consolidated subsidiaries is recorded as net income attributable to noncontrolling interests in the consolidated statements of operations and the noncontrolling interest is reflected as a separate component of consolidated stockholders' equity in the consolidated balance sheet.

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

During the three months ended September 30, 2021, healthcare insurers and government payers accounted for over 75% of total revenues. During the three months ended September 30, 2020, no customers accounted for greater than 10% of total revenues.

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

Accounts receivable are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2021 and June 30, 2021, the Company had an allowance of doubtful accounts of $37,465.

Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to for its COVID-19 testing revenue, including the impact of contractual allowances (including payer denials), and patient price concessions. As a result of Pala’s limited transaction history, collection and payer reimbursement is based on industry standards and third-party experts. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

(h)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of September 30, 2021 and June 30, 2021, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of September 31, 2021 and June 30, 2021, there were no qualitative factors that indicated goodwill was impaired.

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of September 30, 2021.

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

Net revenues from Pala accounted for over 75% of the Company’s total net revenues for the three ended September 30, 2021 and primarily comprised of a high volume of relatively low-dollar transactions. Pala, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Pala does not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. As a result of Pala’s limited transaction history, collection and payer reimbursement is based on industry standards and third-party experts. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended
	September 30,
	2021	2020
Product sales - third parties	$64,547	$373,784
Product sales - related party	15,309	18,533
Service revenue - third parties	4,522,497	319,576
Service revenue - related party	–	47,500
Total revenue	$4,602,353	$759,393

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30,	June 30,
	2021	2021
Accounts receivable, net	$4,265,049	$265,812
Accounts receivable, net - related parties	44,455	69,952
Deferred revenue	469,525	219,999

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended
	September 30,
	2021	2020
Product sales	$64,033	$81,380
Service revenue	1,140,302	152,048
Total cost of revenue	$1,204,335	$233,428

(n)	Advertising

Advertising costs are expensed as incurred. During the three months ended September 30, 2021 and 2020, advertising expenses were approximately $93,000 and $2,300, respectively.

(o)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended September 30, 2021 and 2020, stock-based compensation expense was $677,507 and $0, respectively.

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

(q)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three months ended September 30 2021, the Company’s only component of comprehensive income was foreign currency translation adjustments.

(r)	Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company's consolidated balance sheets and statements of changes in stockholders’ equity. Net loss attributable to non-controlling interests are reflected separately from consolidated net loss in the consolidated statements of comprehensive loss and statements of changes in stockholders’ equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

As of September 30, 2021, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

(s)	Basic and Diluted Net Loss per Share

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

The weighted average number of common stock equivalents related to convertible notes payable of 0 and 57,214,074 shares and stock options of 1,000,000 and 0 was not included in diluted loss per share, because the effects are antidilutive, for the three months ended September 30, 2021 and 2020, respectively.

There were no adjustments to the numerator during the three months ended September 30, 2021 and 2020.

(t)	Income Taxes

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

(u)

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

4.	Investment in Pala Diagnostics

In August 2021, Dalrada, through its subsidiary Dalrada Health, entered into a joint venture ("JV") with Vivera Pharmaceuticals, Inc ("Vivera") for a 51% ownership and controlling interest. The JV, Pala Diagnostics, LLC ("Pala") is a CLIA-certified diagnostics lab focused on SARS-CoV-2 testing for now with additional testing capabilities to be introduced. The JV has been treated as a business combination.

The Company determined that Pala is a VIE, and the Company does have the power to direct the activities that most significantly impact the economic performance of Pala. Dalrada is therefore considered the primary beneficiary and as such, the Company has consolidated the activities of the JV.

Pursuant to the partnership agreement, Dalrada had an equity commitment of $500,000 for operating capital of which it achieved during the period ended September 30, 2021. In the three months ended September 30, 2021, Vivera contributed property and equipment at a fair value of $111,185. This amount was recorded to non-controlling interest equity balance in the consolidated balance sheets.

Pursuant to the JV agreement, Dalrada issued 250,000 shares of common stock to Vivera after the period ended September 30, 2021. The fair value of $56,560 was included in research and development expenses in the consolidated statements of operations.

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021
Raw materials	$327,905	$172,227
Finished goods	784,890	669,881
Inventories	$1,112,795	$842,108

Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021
Machinery and equipment	$453,733	$223,141
Leasehold improvements	316,127	323,669
Computer and office equipment	194,487	186,549
Property and equipment, gross	964,347	733,359
Less: Accumulated depreciation	(263,921)	(243,457)
Property and equipment, net	$700,426	$489,902

Depreciation and amortization expense of $23,532 and $10,644 for the three months ended September 31, 2021 and 2020, respectively, were included in selling, general and administrative expenses in the statements of operations.

Intangible Assets, Net

Intangible assets, net consisted of the following as of September 30, 2021 and June 30, 2021:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized Assets:
Curriculum development	$693,385	$46,226	$647,159
Licenses	95,000	–	95,000
	$788,385	$46,226	$742,159

June 30, 2021	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Curriculum development	$693,385	$28,891	$664,494
Licenses	–	–	–
	$693,385	$28,891	$664,494

Amortization expense of $18,105 and $0 for the three months ended September 30, 2021 and 2020, respectively, were included in selling, general and administrative expenses in the statements of operations.

6.	Accrued Payroll Taxes

As of September 30, 2021, and June 30, 2021, the Company had $1,976,714 and $1,953,024, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $1,976,714 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the condensed consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the condensed consolidated statements of operations. For the three months ended September 30, 2021 and 2020, the Company recognized $23,690 and $127,235, respectively, of penalties and interest within interest expense on the condensed consolidated statements of operations. For the three months ended September 30, 2021 and 2020, the Company recognized $0 and $0, respectively, within “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal periods The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as of the date of these condensed consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

7.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties at September 30, 2021 and June 30, 2021.

	September 30, 2021
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$5,234,822	$75,970
Related entity 2	357,025	8,209
Related entity 3	4,524,115	62,628
	$10,115,962	$146,807

	June 30, 2021
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$2,978,066	$29,875
Related entity 2	357,025	5,532
Related entity 3	3,087,689	47,728
Related entity 4	3,668,937	93,150
Related entity 5	417,237	5,862
	$10,508,955	$182,147

In September 2021, the Company converted $4,428,589 in principal and $102,055 in accrued interest into 6,937 shares of Series G convertible preferred stock. The remaining outstanding amounts of the related party notes payable were extended through September 30, 2026.

All notes are unsecured, bear interest at 3% per annum Each entity has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The Company has not received any notices of default or demands for payment. All notes are unsecured.

As of September 30, 2021 and June 30, 2021 total accrued interest for Notes Payable-Related Parties was $146,807 and $182,147, respectively. The Company recorded interest expense from Notes Payable-Related Party for three months ended September 30, 2021 and 2020 of $99,998 and $41,363, respectively.

8.	Convertible Note Payable – Related Parties

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

In September 2021, the Company converted, along with the related party notes above, principal of $1,875,000 and accrued $126,563 in interest into 3,065 shares of Series G convertible preferred stock.

9.	Related Party Transactions

 As of September 30, 2021 and June 30, 2021, the Company owed $237,129 and $1,252,826, respectively to all related parties for reimbursement of various operating expenses, accrued salaries, management fees, etc. which has been recorded in accounts payable and accrued liabilities – related parties. See below for some specific disclosures related to these amounts.

As of September 30, 2021 and June 30, 2021, the amount above includes $0 and $7,650 of management fees, which consists of accounting and administrative services from a related party company controlled by the Chief Executive Officer of the Company. The current management fee agreement calls for monthly payments of $7,500. The agreement is ongoing until terminated by either party. Total expenses incurred related to management fees during the three months ended September 30, 2021 and 2020 were $22,500 and $13,500, respectively. As of September 30, 2021, the Company owed $ $10,115,962 in the form of promissory notes and $237,129 included within accounts payable and accrued liabilities – related parties.

In September 2021, the Company converted related party notes and convertible notes of principal totaling $6,303,589 and accrued interest of $228,617 into an aggregate of 10,002 shares of Series G preferred stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. In the three months ended September 30, 2021, the Chief Executive Officer converted $98,250 of accrued salary into a promissory note.

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Three Months Ended
	September 30,
	2021	2020
Dalrada Health	$15,309	$18,533
Prakat	–	47,500
Total	$15,309	$66,033

See Notes 6, 7, and 8 for additional related party transactions.

10.	Preferred Stock

The Company has 100,000 shares authorized of Series Preferred Stock, par value, $0.01, of which 5,000 shares of Series F Preferred Stock (at a fair value of $170) were issued to the CEO in December 2019 and 10,002 shares of Series G Preferred Stock were issued subsequent to September 30, 2021 pursuant to the conversion of $6,532,206 in outstanding related party notes and accrued interest into preferred shares.

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

Each share of Series G Convertible Preferred share converts into 2,177 shares of common stock (equivalent to converting the related equity dollars into common shares at $0.30 per share).  Series G Convertible Preferred shares do not have voting rights.

11.	Stockholders’ Equity

Common Stock

In August 2021, the Company issued 87,500 shares of common stock related to the acquisition of Pacific Stem.

In September 2021, the Company repurchased 329,478 shares of common stock from a Company employee for a total fair value of $14,827.

In September 2021, the Company issued 2,000,000 shares of common stock to board members for a total fair value of $560,000.

In October 2021, the Company issued 125,000 shares of common stock related to the acquisition of IHG.

Dalrada Financial Corp 2020 Stock Compensation Plan

On May 10, 2021, the Company granted 1,000,000 options to purchase common stock to its Chief Financial Officer with an exercise price of $0.47 per share. The options expire in ten years after issuance. The fair value of the options granted was $0.43 per share, or $430,027 which was calculated using the Black-Scholes model. During the three months ended September 30, 2021 and 2020, stock-based compensation expense was $232,458 and $0, respectively.

12.	Segment Reporting

Upon the Company’s acquisitions in the year ended June 30, 2020 and 2021, the Company manages its business and makes its decisions based on segments. The Company classifies its operations into 5 segments: Engineering, Health, Information Technology, Education, and Corporate. The Company evaluates the performance of its segments primarily based on revenues, operating income (loss) and net income (loss). Also included below is a breakout by segment for Inventory, PPE, Goodwill, and Total Assets.

Segment information for the three months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30, 2021
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$15,417	$3,842,240	$704,543	$279,478	$69,270	$(308,595)	$4,602,353
Income (loss) from operations	(132,800)	2,283,711	(140,833)	(42,780)	(2,397,761)	(481,393)	(911,855)
Net income (loss)	$(146,113)	$2,271,458	$(142,313)	$(42,780)	$(2,491,920)	$(425,005)	$(976,673)

	Three Months Ended September 30, 2020
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$587,409	$72,450	$475,807	$–	$–	$(376,273)	$759,393
Loss from operations	246,575	(121,086)	79,224	–	(840,607)	(168,504)	(804,398)
Net loss	$215,331	$(121,086)	$82,906	$–	$(728,013)	$(358,479)	$(909,341)

Geographic Information

The following table presents revenue by country:

	Three Months Ended
	September 30.
	2021	2020
United States	$4,135,954	$150,317
Europe	11,807	242,000
India	454,592	367,076
	$4,602,353	$759,393

The following table presents inventories by country:

	September 30,	June 30,
	2021	2021
United States	$478,371	$335,037
Europe	634,424	507,072
	$1,112,795	$842,108

The following table presents property and equipment, net, by country:

	September 30,	June 30,
	2021	2021
United States	$445,676	$221,308
Europe	241,989	256,888
India	12,761	11,705
	$700,426	$489,902

13.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the three months ended September 3, 2021, management determined that there were no variable lease costs.

Right of Use Asset

In May 2020, the Company entered into a 5 five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $822,389 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $53,399. The lease agreements mature in April 2025. Total amounts expensed under the lease through September 30, 2021 and the years ended June 30, 2021 were $534,562 and $343,205 respectively, for which $373,932 is included in accounts payable and accrued liabilities – related parties.

In May 2020, the Company entered into 3 three-year lease agreement to lease a warehouse in Brownsville, Texas. The Company recognized a right of use asset and liability of $177,124 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $8,399. The lease agreements mature in April 2025.

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

In May 2021, the Company’s PSC subsidiary entered into a three 3 year and 6-month lease agreement to lease a medical office space in Poway, California. The Company recognized a right of use asset and liability of $277,856 and used an effective borrowing rate of 3.0% within the calculation.

14.	Subsequent Events

On October 28, 2021, 250,000 shares were issued to Vivera pursuant to the Pala agreement.

In November 2021, Pala Diagnostics signed a Factoring Agreement for up to $1,000,000 with a related party which bears an annualized interest rate of 24%.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $603,173 during the three months ended September 30, 2021. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will continue to rely on related parties to fund our operations, which may dilute existing share value. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 and 2020

The following table sets forth the results of our operations for the three months ended September 30, 2021 and 2020:

	September 30,
	2021	2020
Revenues	$4,602,353	$759,393
Cost of revenues	1,204,335	233,428
Gross profit	3,398,018	525,965
Operating expenses	4,309,873	1,330,363
Loss from operations	(911,855)	(804,398)
Other income (expenses)	(64,818)	(104,943)
Net loss	$(976,673)	$(909,341)

Revenues and Cost of Revenues

During the three months ended September 30, 2021, the Company recorded revenues of $4,602,353 as attributable to each entity below:

	Three Months Ended
	September 30,
	2021	2020
Pala Diagnostics	$3,787,239	$–
Prakat	454,592	367,076
IHG	279,478	–
Health	53,936	72,450
Likido	11,807	242,000
Precision	3,610	54,172
Other	11,690	23,694
	$4,602,353	$759,393

Operating Expenses

Operating expenses for the three months ended September 30, 2021 was $4,309,873 compared to operating expenses of $1,330,363 during the three months ended September 30, 2020. The increase in operating expenses was a result of corporate expansion, stock-based compensation, increased operating activity across the various subsidiaries and the Pala joint venture as most of fiscal 2020 was spent on development of the Company’s proposed business operations. During the three months ended September 30, 2021, the Company recorded stock compensation expense of $677,507. The increase was a result of options issued to the CFO and shares issued to the Board of Directors.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations.

Net Income (Loss)

Net loss for the three months ended September 30, 2021 was $976,673 compared to net loss of $909,341 for the three months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company had an accumulated deficit of $109,604,016. The Company has few revenues and significant losses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Cash presently on hand is immaterial. We anticipate needing over $1,000,000 during the next twelve months to fund operations, expand our subsidiaries and continue the commercialization of our Likido heating & cooling units. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts of high-margin heating & cooling units, precision parts, our Glanhealth products and COVID-19 testing through Pala Diagnostics. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

Working Capital

As of September 30, 2021, the Company had current assets of $5,887,946 and current liabilities of $5,459,903 compared with current assets of $1,640,511 and current liabilities of $17,175,111 at June 30, 2021. The increase in the working capital was primarily a result of Pala Diagnostics commercial insurance and government billing for COVID-19 testing services.

Cash Flows

	Three Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(3,212,720)	$(393,313)
Net cash used in investing activities	(217,871)	(68,099)
Net cash provided by financing activities	3,373,297	511,532
Net change in cash during the period, before effects of foreign currency	$(57,294)	$50,120

Cash flow from Operating Activities

During the three months ended September 30, 2021, the Company used $3,212,720 of cash for operating activities compared to $393,313 used during the three months ended September 30, 2020. The increase in the use of cash for operating activities was primarily due to the net loss due to an overall increase in operations as the Company incurred more day-to-day operating costs and stock-based compensation.

Cash flow from Investing Activities

During the three months ended September 30, 2021, the Company used $217,871 of cash for investing activities compared to $68,099 used during the three months ended September 30, 2020. The increase in the use of cash for investing activities was primarily due to the purchase of equipment used in the COVID-19 testing operations.

Cash flow from Financing Activities

During the three months ended September 30, 2021, the Company received $3,373,297 in cash from financing activities compared to $511,532 during the three months ended September 30, 2020. The Company received proceeds of $3,399,035 from the issuance of related party notes payable compared to $511,532 received during the three months ended September 30, 2020. The Company also repaid $10,911 on the notes payable and repurchased $14,827 of common shares during the three months ended September 30, 2021.

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

Subsequent Events

Management has evaluated all other subsequent events through November 18, 2021, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The control weaknesses mentioned below were first identified during the three months ended September 30, 2021.

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

Our management concluded we have a material weakness due to the following:

Accounting and Financial Reporting Policies and Procedures

The Company does not currently have a comprehensive and formalized accounting and financial reporting policies and procedures manual, nor do they have sufficient informal practices in place to efficiently and effectively complete a majority of the aspects of financial reporting, including performing reconciliations and preparing adequate and complete schedules. Management Plans to establish comprehensive financial reporting policies which include performing reconciliations and preparing adequate and complete schedules during fiscal year 2022.

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

Evidence and Retention of Financial Data Review

The Company should document and retain all management reviews related to financial data. This includes reviews of reconciliations, accounts receivable, accounts payable, financial reports, budgets, etc. Management review procedures related to financial data should also be included in the accounting policies and procedures manual. Management plans to retain reviews of reconciliations, accounts receivable, accounts payable, financial reports, budgets, etc. during fiscal year 2022.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None noted

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.      OTHER INFORMATION

None noted

ITEM 6.      EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: November 18, 2021	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	November 18, 2021
Brian Bonar	and Director

