Form 10-Q
period 2021-12-31
DALRADA FINANCIAL CORP
filed 2022-02-14
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act:

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

As of February 11, 2022, the registrant’s outstanding stock consisted of 70,184,184 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	December 31,	June 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$180,756	$110,285
Accounts receivable, net	6,045,187	265,812
Accounts receivable, net - related parties	119,480	69,952
Other receivables	141,653	67,328
Inventories	1,377,495	842,108
Prepaid expenses and other current assets	254,774	285,026
Total current assets	8,119,345	1,640,511
Property and equipment, net	775,261	489,902
Goodwill	795,016	736,456
Intangible assets, net	734,565	664,494
Right of use asset, net	455,559	532,327
Right of use asset, net - related party	560,118	639,415
Total assets	$11,439,864	$4,703,105

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,295,533	$910,339
Accrued liabilities	1,341,723	641,380
Accrued payroll taxes, penalties and interest	2,002,552	1,953,024
Accounts payable and accrued liabilities – related parties	599,212	414,237
Deferred revenue	657,159	219,999
Notes payable, current portion	402,894	415,817
Notes payable – related parties	4,060,321	10,508,955
Convertible notes payable – related party	–	1,875,000
Right of use liability	166,886	76,570
Right of use liability - related party	161,080	159,790
Total current liabilities	10,687,360	17,175,111
Notes payable – related parties	9,880,849	–
Right of use liability	288,672	455,757
Right of use liability - related party	399,038	479,625
Total liabilities	21,255,919	18,110,493

Commitments and contingencies (Note 12)	–	–

Stockholders' deficit:
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 and 0 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	100	–
Series F preferred stock, $0.01 par value, 5,000 and 5,000 shares authorized issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 70,184,184 and 68,464,742 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	350,922	369,194
Common stock to be issued	429,875	601,825
Additional paid-in capital	101,514,977	92,965,821
Accumulated deficit	(112,989,191)	(107,338,174)
Accumulated other comprehensive income (loss)	71,956	32,287
Total stockholders’ deficit – Dalrada Financial Corporation	(10,621,311)	(13,368,997)
Noncontrolling interests	805,256	(38,391)
Total stockholders’ deficit including noncontrolling interests	(9,816,055)	(13,407,388)
Total liabilities and stockholders' deficit	$11,439,864	$4,703,105

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenues	$5,370,449	$366,402	$9,957,493	$1,059,762
Revenues - related party	76,815	89,115	92,124	155,148
Total revenues	5,447,264	455,517	10,049,617	1,214,910
Cost of revenue	2,056,343	458,833	3,260,678	692,261
Gross profit	3,390,921	(3,316)	6,788,939	522,649

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $1,105,587 and $0 for three months and $1,783,094 and $0 for six months ended 2021 and 2020, respectively)	5,234,462	1,418,909	9,542,739	2,726,450
Research and development	–	255,679	1,596	278,501
Total operating expenses	5,234,462	1,674,588	9,544,335	3,004,951
Loss from operations	(1,843,541)	(1,677,904)	(2,755,396)	(2,482,302)

Other income (expense):
Interest expense	(135,070)	(154,751)	(258,874)	(283,811)
Interest income	521	377	1,048	902
Other income	(1,464)	624	13,244	36,798
Gain (loss) on foreign exchange	(88,084)	7,134	(44,333)	(5,448)
Total other income (expenses)	(224,097)	(146,616)	(288,915)	(251,559)
Net loss before taxes	(2,067,638)	(1,824,520)	(3,044,311)	(2,733,861)
Income taxes	–	–	–	–
Net loss	(2,067,638)	(1,824,520)	(3,044,311)	(2,733,861)
Net income (loss) attributable to noncontrolling interests	1,317,537	(24,619)	2,606,707	(19,604)
Net loss attributable to Dalrada Financial Corporation stockholders	$(3,385,175)	$(1,799,901)	$(5,651,018)	$(2,714,257)

Foreign currency translation	325	10,050	39,669	24,259
Comprehensive loss	$(2,067,313)	$(1,814,470)	$(3,004,642)	$(2,709,602)

Net loss per common share to Dalrada stockholders – basic	$(0.05)	$(0.03)	$(0.08)	$(0.04)
Net loss per common share to Dalrada stockholders – diluted	$(0.05)	$(0.03)	$(0.08)	$(0.04)

Weighted average common shares outstanding – basic	73,903,689	68,464,742	73,939,348	68,464,742
Weighted average common shares outstanding – diluted	73,903,689	68,464,742	73,939,348	68,464,742

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Preferred Stock
	Series G		Series F		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued

Balance at June 30, 2020	5,000	$50	5,000	$50	68,464,742	$342,324	$–
Net loss	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at September 30, 2020	5,000	$50	5,000	$50	68,464,742	$342,324	$–
Net loss	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at December 31, 2020	5,000	$50	5,000	$50	68,464,742	$342,324	$–

Balance at June 30, 2021	–	$–	5,000	$50	73,838,662	$369,194	$601,825
Conversion of related party notes into preferred stock	–	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	–	–	–	212,500	1,063	(85,975)
Joint venture	–	–	–	–	–	–	58,560
Repurchase of common shares from subsidiary					(329,478)	(1,647)	–
Stock-based compensation	–	–	–	–	2,000,000	10,000	–
Net income (loss)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at September 30, 2021	–	$–	5,000	$50	75,721,684	$378,610	$574,410
Issuance of preferred stock	10,002	100	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	–	–	–	212,500	1,063	(85,975)
Joint venture	–	–	–	–	250,000	1,250	(58,560)
Reversal of shares previously issued to directors	–	–	–	–	(6,500,000)	(32,500)	–
Stock-based compensation	–	–	–	–	500,000	2,500	–
Net income (loss)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at December 31, 2021	10,002	$100	5,000	$50	70,184,184	$350,922	$429,875

(continued)

	Preferred Stock to be Issued	Additional Paid-in Capital	Noncontrolling Interests	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit

Balance at June 30, 2020	$–	$91,904,874	$51,821	$(107,429,607)	$(7,897)	$(15,138,435)
Net loss	–	–	5,015	(914,356)	–	(2,909,341)
Foreign currency translation	–	–	–	–	14,209	14,209
Balance at September 30, 2020	$–	$91,904,874	$56,836	$(108,343,963)	$6,312	$(16,033,567)
Net loss	–	–	(24,619)	(1,799,901)	–	(1,824,520)
Foreign currency translation	–	–	–	–	10,050	10,050
Balance at December 31, 2020	$–	$91,904,874	$32,217	$(110,143,864)	$16,362	$(17,848,037)

Balance at June 30, 2021	$–	$92,965,821	$(38,391)	$(107,338,174)	$32,287	$(13,407,388)
Conversion of related party notes into preferred stock	6,532,206	–	–	–	–	6,532,206
Common stock issued pursuant to acquisitions	–	84,913	–	–	–	–
Joint venture	–	–	111,185	–	–	169,745
Repurchase of common shares from subsidiary	–	(13,179)	–	–	–	(14,826)
Stock-based compensation	–	667,507	–	–	–	677,507
Net income (loss)	–	–	1,289,169	(2,265,842)	–	(976,673)
Foreign currency translation	–	–	–	–	39,344	39,344
Balance at September 30, 2021	$6,532,206	$93,705,062	$1,361,963	$(109,604,016)	$71,631	$(6,980,086)
Issuance of preferred stock	(6,532,206)	6,532,106	–	–	–	–
Common stock issued pursuant to acquisitions	–	84,913	–	–	–	–
Joint venture	–	57,310	(1,874,244)	–	–	(1,874,244)
Reversal of shares previously issued to directors	–	32,500	–	–	–	–
Stock-based compensation	–	1,103,087	–	–	–	1,105,587
Net income (loss)	–	–	1,317,537	(3,385,175)	–	(2,067,638)
Foreign currency translation	–	–	–	–	325	325
Balance at December 31, 2021	$–	$101,514,977	$805,256	$(112,989,191)	$71,956	$(9,816,055)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,044,311)	$(2,733,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,253	30,718
Stock compensation	1,783,094	–
Changes in operating assets and liabilities:
Accounts receivable	(5,828,903)	55,801
Other receivables	(74,325)	19,173
Inventories	(535,387)	21,573
Prepaid expenses and other current assets	30,252	(36,081)
Accounts payable	384,424	(95,774)
Accounts payable and accrued liabilities - related parties	1,046,334	339,385
Accrued liabilities	928,960	171,853
Accrued payroll taxes, penalties and interest	49,528	237,008
Deferred revenue	437,160	(50,171)
Net cash used in operating activities	(4,728,921)	(2,040,375)
Cash flows from investing activities:
Purchase of property and equipment	(232,988)	(102,523)
Purchase of intangibles	(104,740)	–
Net cash used in investing activities	(337,728)	(102,523)
Cash flows from financing activities:
Proceeds from related party notes payable	6,999,445	2,232,848
Net proceeds (repayments) from notes payable	(12,923)	–
Distributions to noncontrolling interest	(1,874,245)	–
Repurchase of common shares from subsidiary	(14,826)	–
Net cash provided by financing activities	5,097,451	2,232,848
Net change in cash and cash equivalents	30,802	89,950
Effect of exchange rate changes on cash	39,669	21,545
Cash and cash equivalents at beginning of period	110,285	75,165
Cash and cash equivalents at end of period	$180,756	$186,660

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$6,532,206	$–
Contribution of property and equipment into joint venture	$111,185	$–
Issuance of shares to joint venture partner	$58,560	$–
Conversion of accounts pay able-related parties to note payable-related parties	$181,744	$–

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

Our operating subsidiaries are Dalrada Precision, Dalrada Health Products, and Dalrada Technologies. The subsidiaries are positioned to service the clean energy, healthcare, and technology industries. We market numerous products and services which continuously build upon our core by bringing innovation to a complex new world. During calendar year 2021, the Company expanded its healthcare segment into education, health wellness and rejuvenation as well as COVID-19 testing. As consumers, businesses, and governments seek alternative solutions, Dalrada’s subsidiaries respond with affordable, accessible, and impactful innovations.

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the emergence and impact of variants, vaccinations, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the Company experienced increased revenue levels in 2021 related to its COVID-19 testing business, these results are not expected to be indicative of future results.

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025. For more information about the Company’s products visit www.dalrada.com

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2021, the Company has an accumulated deficit of $112,989,191. The Company closed a convertible debenture funding on February 4, 2022 for a total principal amount of $3,000,000 (see Note 14. Subsequent Events for additional information). The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revision of Prior Period Financial Statements

In the Company’s quarterly report for the six months ended December 31, 2020, the Company included $600,000 in revenues and $165,000 cost of goods sold pertaining to its Dalrada Precision entity. In the fourth quarter of the year ended June 30, 2021, the Company reversed the revenue and related accounts receivable as well as the cost of goods sold and related inventory. The adjustment was a result in the change of relationship with its third-party manufacturer as a resale partner exclusively to that of a third-party manufacturer and requested the title of inventory to be returned and adjusted the revenue accordingly. We have modified the previously reported amounts included in the statements of operations, cash flows and accompanying footnotes for the three and six months ended December 31, 2020 to reflect the above adjustment.

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

During the six months ended December 31, 2021, healthcare insurers and government payers accounted for over 75% of total revenues. During the six months ended December 31, 2021, healthcare insurers and government payers amounted to total revenue of $5,329,571 and $2,818,206, respectively. The accounts receivable related to both healthcare insurers and government payers is $5,338,135 as of December 31, 2021.

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

Accounts receivable are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021 and June 30, 2021, the Company had an allowance of doubtful accounts of $48,135 and $37,465, respectively.

Pala and Empower have a standardized approach to estimate the amount of consideration that we expect to be entitled to for its COVID-19 testing revenue, including the impact of contractual allowances (including payer denials), and patient price concessions. As a result of Pala and Empower’s limited transaction history, collection and payer reimbursement is based on industry standards and third-party experts. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

(h)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of December 31, 2021 and June 30, 2021, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future market conditions.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of December 31, 2021 and June 30, 2021, there were no significant qualitative factors that indicated goodwill was impaired.

(l)	Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”), effective January 1, 2019 using the modified retrospective transition approach applied to all contracts. Therefore, the reported results for the year ended June 30, 2020 reflect the application of ASC 606. Management determined that there were no retroactive adjustments necessary to revenue recognition upon the adoption of the ASU 2014-09. The Company determines revenue recognition through the following steps:

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of December 31, 2021.

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

Net revenues from Pala accounted for over 75% of the Company’s total net revenues for the three and six months ended December 31, 2021 and primarily comprised of a high volume of relatively low-dollar transactions. Pala, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Pala does not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. As a result of Pala’s limited transaction history, collection and payer reimbursement is based on industry standards and third-party experts. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Product sales - third parties	$301,693	$123,090	$343,643	$496,873
Product sales - related party	14,575	39,115	29,884	57,648
Service revenue - third parties	5,062,756	243,312	9,613,850	562,889
Service revenue - related party	62,240	50,000	62,240	97,500
Total revenue	$5,447,264	$455,517	$10,049,617	$1,214,910

Contract Balances

The following table provides information about receivables and liabilities from contracts with customers:

	December 31,	June 30,
	2021	2021
Accounts receivable, net	$6,045,187	$265,812
Accounts receivable, net - related parties	119,480	69,952
Deferred revenue	657,159	219,999

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Product sales	$526,063	$315,763	$590,096	$397,143
Service revenue	1,530,280	143,070	2,670,582	295,118
Total cost of revenue	$2,056,343	$458,833	$3,260,678	$692,261

(n)	Advertising

Advertising costs are expensed as incurred. During the six months ended December 31, 2021 and 2020, advertising expenses were approximately $228,000 and $15,000, respectively.

(o)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the six months ended December 31, 2021 and 2020, stock-based compensation expense was $1,783,094 and $0, respectively.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the six months ended December 31, 2021, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

As of December 31, 2021, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

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

The weighted average number of common stock equivalents related to convertible notes payable of 0 and 57,628,876 shares, stock options of 1,000,000 and 0, and cashless warrants of 8,775,000 and 0, was not included in diluted loss per share, because the effects are antidilutive, for the three and six months ended December 31, 2021 and 2020, respectively.

There were no adjustments to the numerator during the three and six months ended December 31, 2021 and 2020.

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

In August 2021, Dalrada, through its subsidiary Dalrada Health, entered into a joint venture (“JV”) with Vivera Pharmaceuticals, Inc (“Vivera”) for a 51% ownership and controlling interest. The JV, Pala Diagnostics, LLC (“Pala”) is a CLIA-certified diagnostics lab focused on SARS-CoV-2 testing for now with additional testing capabilities to be introduced. The JV has been treated as a business combination.

We determined that Pala is a Variable Interest Entity (VIE), We believe that the Company has the power to direct the activities that most significantly impact the economic performance of Pala, and accordingly, Dalrada is considered the primary beneficiary of the VIE. The Company has consolidated the activities of the VIE.

Pursuant to the partnership agreement, Dalrada had an equity commitment of $500,000 for operating capital of which it achieved during the period ended December 31, 2021. In the six months ended December 31, 2021, Vivera contributed property and equipment at a fair value of $111,185. This amount was recorded to non-controlling interest equity balance in the consolidated balance sheets.

In November 2021, Pala Diagnostics signed a Factoring Agreement for up to $1,000,000 with a related party which bears an annualized interest rate of 24% and is included in the Notes Payable – Related Parties. As of December 31, 2021, the outstanding principal and interest was $210,435 and $7,334, respectively.

Pursuant to the JV agreement, Dalrada issued 250,000 shares of common stock to Vivera in October 2021. The fair value of $58,560 was recorded to goodwill as of December 31, 2021.

During the quarter ended December 31, 2021, Vivera withdrew unauthorized distributions totaling $1,874,245. The unauthorized distributions are currently being disputed through pending litigation. The pending litigation with Vivera has had a material impact on the operations of the joint venture including a significant loss of its customer base.

4.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021
Raw materials	$423,130	$172,227
Finished goods	954,365	669,881
	$1,377,495	$842,108

Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021
Machinery and equipment	$515,404	$223,141
Leasehold improvements	333,285	323,669
Computer and office equipment	226,250	186,549
	1,074,939	733,359
Less: Accumulated depreciation	(299,678)	(243,457)
	$775,261	$489,902

Depreciation and amortization expense of $58,814 and $30,718 for the six months ended December 31, 2021 and 2020, respectively, were included in selling, general and administrative expenses in the statements of operations.

Intangible Assets, Net

Intangible assets, net consisted of the following as of December 31, 2021 and June 30, 2021:

	December 31, 2021
	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Curriculum development	$693,385	$63,560	$629,825
Licenses	95,000	–	95,000
Software	9,740	–	9,740
	$798,125	$63,560	$734,565

	June 30, 2021
	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Curriculum development	$693,385	$28,891	$664,494
Licenses	–	–	–
	$693,385	$28,891	$664,494

Amortization expense of $35,439 and $0 for the six months ended December 31, 2021 and 2020, respectively, were included in selling, general and administrative expenses in the statements of operations.

5.	Accrued Payroll Taxes

As of December 31, 2021, and June 30, 2021, the Company had $2,002,552 and $1,953,024, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $2,002,552 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the condensed consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the condensed consolidated statements of operations. For the six months ended December 31, 2021 and 2020, the Company recognized $190,466 and $127,235, respectively, of penalties and interest within interest expense on the condensed consolidated statements of operations. For the six months ended December 31, 2021 and 2020, the Company recognized $0 and $0, respectively, within “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during the fiscal periods The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as of the date of these condensed consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

6.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties at December 31, 2021 and June 30, 2021:

	December 31, 2021
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$6,147,021	$72,852
Related entity 2	6,549,422	54,849
Related entity 3	379,525	8,226
Related entity 4	650,708	117,620
Related entity 5	181,744	1,363
Related entity 6	32,750	246
	$13,941,170	$255,156

	June 30, 2021
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$2,978,066	$29,875
Related entity 2	357,025	5,532
Related entity 3	3,087,689	47,728
Related entity 4	3,668,938	93,150
Related entity 5	417,237	5,862
	$10,508,955	$182,147

In September 2021, the Company converted $4,428,589 in principal and $102,054 in accrued interest into 6,937 shares of Series G convertible preferred stock. As of December 31, 2021, the remaining outstanding amounts of the related party notes payable were extended through September 30, 2026.

Notes in the amount of $10,115,962 are unsecured and bear interest at 3% per annum. Notes in the amount of $3,542,130 do not have a stated interest rate and are included in current liabilities. $210,435 of notes payable is secured by accounts receivable (see Note 3. Investment in Pala Diagnostics for additional information). Each entity has significant influence or common ownership with the Company’s Chief Executive Officer.

As of December 31, 2021 and June 30, 2021 total accrued interest for Notes Payable-Related Parties was $255,156 and $182,147, respectively. The Company recorded interest expense from Notes Payable-Related Party for six months ended December 30, 2021 and 2020 of $173,007 and $95,998, respectively.

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

8.	Related Party Transactions

The Company’s operations are funded by related parties either through cash advances payment of the Company’s expenditures, including payroll, on the Company’s behalf. These amounts are reflected as either accounts payable and accrued liabilities – related parties or notes payable – related parties in the consolidated Balance Sheets.

As of December 31, 2021 and June 30, 2021, the Company owed $599,212 and $414,237, respectively to all related parties for reimbursement of various operating expenses, accrued salaries, management fees, etc. which has been recorded in accounts payable and accrued liabilities – related parties. See below for some specific disclosures related to these amounts.

As of December 31, 2021 and June 30, 2021, the amount above includes $0 and $7,650 of management fees, which consists of accounting and administrative services from a related party company controlled by the Chief Executive Officer of the Company. The current management fee agreement calls for monthly payments of $7,500. The agreement is ongoing until terminated by either party. Total expenses incurred related to management fees during the six months ended December 31, 2021 and 2020 were $27,000 and $27,000, respectively. As of December 30, 2021, the Company owed $10,508,955 in the form of promissory notes and $515,233 included within accounts payable and accrued liabilities – related parties.

In September 2021, the Company converted related party notes and convertible notes of principal totaling $6,303,589 and accrued interest of $228,617 into an aggregate of 10,002 shares of Series G preferred stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. In the six months ended December 31, 2021, the Chief Executive Officer converted $131,000 of accrued salary into a promissory note.

In October 2021, the Company cancelled 6,500,000 shares of common stock that had been previously issued to directors (see Note 11. Stock-Based Compensation for additional information).

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Dalrada Health	$14,575	$39,115	$29,884	$57,648
Solas	56,240	–	56,240	–
Prakat	6,000	50,000	6,000	97,500
	$76,815	$89,115	$92,124	$155,148

See Notes 3, 6, 7, 8, 9, 10, and 11 for additional related party transactions.

9.	Preferred Stock

The Company has 100,000 shares authorized of Series Preferred Stock, par value, $0.01, of which 5,000 shares of Series F Preferred Stock (at a fair value of $170) were issued to the CEO in December 2019 and 10,002 shares of Series G Preferred Stock were issued pursuant to the conversion of $6,532,206 in outstanding related party notes and accrued interest into preferred shares.

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

10.	Stockholders’ Equity

Common Stock

In August and December 2021, the Company issued 87,500 and 87,500 shares, respectively, of common stock related to the acquisition of Pacific Stem.

In September 2021, the Company repurchased 329,478 shares of common stock from a Company employee for a total fair value of $14,827.

In September 2021, the Company issued 2,000,000 shares of common stock to board members for a total fair value of $560,000.

In October and December 2021, the Company issued 125,000 and 125,000 shares, respectively, of common stock related to the acquisition of IHG.

On October 28, 2021, 250,000 shares were issued to Vivera pursuant to the Pala agreement (see Note 3. Investment in Pala Diagnostics for additional information).

In December 2021, the Company issued 500,000 shares of common stock pursuant to a consulting agreement for a total fair value of $380,000.

11.	Stock-Based Compensation

On May 10, 2021, the Company granted 1,000,000 options to purchase common stock to its Chief Financial Officer with an exercise price of $0.47 per share. The options expire in ten years after issuance. The fair value of the options granted was $0.43 per share, or $430,027 which was calculated using the Black-Scholes model.

On November 10, 2021, the Company cancelled 6,500,000 shares issued to the Board of Directors and issued 6,500,000 cashless warrants. 4,500,000 cashless warrants were to vest immediately and 2,000,000 cashless warrants were to vest over a 12-month period. All cashless warrants carry a $0.45 exercise price and a ten-year term. The Company recorded stock-based compensation related to the 6,500,000 shares in prior periods; therefore, no stock-based compensation related to the warrants was recorded in the six-month period ended December 31, 2021.

On November 30, 2021, the Company issued 2,275,000 cashless warrants to employees and consultants for services performed. 825,000 cashless warrants vested immediately and 1,450,000 cashless warrants vests over a 36-month period. The cashless warrants include an exercise price of $0.45 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.73 per share, or $1,651,093 which was calculated using the Black-Scholes model.

In December 2021, the Company issued 500,000 shares of common stock pursuant to a consulting agreement for healthcare management services at $0.76 per share. The Company recorded stock-based compensation related to the 500,000 shares in the amount of $377,500.

During the six months ended December 31, 2021 and 2020, stock-based compensation expense was $1,783,094 and $0, respectively.

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

Segment information for the three and six months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31, 2021
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$1,447,780	$4,197,213	$1,149,993	$178,073	$69,270	$(1,595,065)	$5,447,264
Income (loss) from Operations	45,530	2,083,838	162,693	(82,807)	(3,007,287)	(1,045,508)	(1,843,541)
Net income (loss)	$32,255	$2,071,590	$161,934	$(82,807)	$(3,103,594)	$(1,147,016)	$(2,067,638)

	Six Months Ended December 31, 2021
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$1,463,197	$8,039,452	$1,854,537	$457,551	$138,540	$(1,903,660)	$10,049,617
Income (loss) from Operations	(87,270)	4,367,553	21,860	(125,587)	(5,405,048)	(1,526,904)	(2,755,396)
Net income (loss)	$(113,857)	$4,343,049	$19,621	$(125,587)	$(5,595,514)	$(1,572,022)	$(3,044,311)

	Three Months Ended December 31, 2020
	Engineering	Health	Information Technology	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$273,052	$115,864	$433,857	$–	$(367,256)	$455,517
Loss from operations	(425,758)	(199,053)	(93,649)	(973,919)	14,475	(1,677,904)
Net loss	$(400,793)	$(199,053)	$(97,081)	$(833,776)	$(293,817)	$(1,824,520)

	Six Months Ended December 31, 2020
	Engineering	Health	Information Technology	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$860,460	$188,314	$909,665	$–	$(743,529)	$1,214,910
Loss from operations	(179,182)	(320,139)	(14,425)	(1,814,527)	(154,029)	(2,482,302)
Net loss	$(185,462)	$(320,139)	$(14,175)	$(1,561,789)	$(652,296)	$(2,733,861)

Geographic Information

The following table presents revenue by country:

	Six Months Ended
	December 31,
	2021	2020
United States	$8,808,629	$326,776
Europe	150,970	259,828
India	1,090,018	628,306
	$10,049,617	$1,214,910

The following table presents inventories by country:

	December 31,	June 30,
	2021	2021
United States	$766,231	$335,036
Europe	611,264	507,072
	$1,377,495	$842,108

The following table presents property and equipment, net, by country:

	December 31,	June 30,
	2021	2021
United States	$264,890	$221,308
Europe	497,050	256,888
India	13,321	11,706
	$775,261	$489,902

13.	Commitments and Contingencies

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

Right of Use Asset

In May 2020, the Company entered into a 5 five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $822,389 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $53,399. The lease agreements mature in April 2025. Total amounts expensed under the lease during the three and six months ended December 31, 2021 were $99,020 and $198,040, respectively, for which is included accounts payable and accrued liabilities – related parties.

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

In August 2020, the Company’s Likido subsidiary entered in a new operating agreement for warehouse space. The lease matured in July 2021.

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

On February 4, 2022, the Company entered into a securities purchase agreement with YA II PN, Ltd. for issuance and sale of convertible debentures (the “Debentures”) in the aggregate principal amount of $3,000,000, with the purchase price equal to 96% of the principal amount. The Debentures have a fixed conversion price of $0.9151 per share. The principal and interest, which will accrue at a rate of 5% per annum, payable under the Debentures will mature 15 months from the issuance date (the “Maturity Date”), unless earlier converted or redeemed by the Company. Beginning on May 1, 2022, the Principal amount plus a 20% redemption premium and plus accrued and unpaid interest will be subject to monthly redemption Debentures included warrant coverage of 983,499 warrants at an exercise price of $0.9151 and expire on February 4, 2026. The warrant’s conversion price on the convertible note and exercise price on warrants have anti-dilution provisions. Third party fees associated with the Debentures includes $230,400 in cash and restricted shares equal to 192,000. The company has received net proceeds of $1,920,000 on February 7, 2022. Management has reviewed all subsequent events through February 14, 2022.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $2,968,298 during the six months ended December 31, 2021. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will continue to rely on related parties to fund our operations, which may dilute existing share value. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2021 and 2020

The following table sets forth the results of our operations for the three months ended December 31, 2021 and 2020:

	Three Months Ended
	December 31,
	2021	2020
Revenues	$5,447,264	$455,517
Cost of revenues	2,056,343	458,833
Gross profit	3,390,921	(3,316)
Operating expenses	5,234,462	1,674,588
Loss from operations	(1,843,541)	(1,677,904)
Other income (expenses)	(224,097)	(146,616)
Net loss	$(2,067,638)	$(1,824,520)

Revenues and Cost of Revenues

During the three months ended December 31, 2021, the Company recorded revenues of $5,447,264 as attributable to each entity below:

	Three Months Ended
	December 31,
	2021	2020
Pala Diagnostics	$4,091,325	$–
Prakat	635,426	261,229
IHG	178,073	–
Health	38,142	115,864
Likido	139,163	17,828
Precision	102,595	28,513
Other	262,540	32,083
	$5,447,264	$455,517

Revenues

Revenues for the three months ended December 31, 2021 was $5,447,264 compared with revenue of $455,517 during the three months ended December 31, 2020, an increase of $4,991,747, or 1,096%. The increase in revenues was primarily attributable the Company’s COVID-19 testing segment which includes Pala and Empower. The Company also increased revenue through its technology segment, supported by Prakat.

Costs and Expenses

Cost of Revenues. Cost of Revenues for the three months ended December 31, 2021 was $2,056,343 compared to cost of revenues of $458,833 during the three months ended December 31, 2020, an increase of $1,597,510, or 348%. The increase in Cost of Revenues was primarily a result of the COVID-19 testing segment.

Operating Expenses. Operating expenses for the three months ended December 31, 2021 was $5,234,462 compared to operating expenses of $1,674,588 during the three months ended December 31, 2020, an increase of $3,559,874, or 213%. The increase in operating expenses was a result of corporate expansion, stock-based compensation and growth of the COVID-19 testing segment. Most of fiscal 2020’s operating expenses were spent on development of the Company’s proposed business operations. During the three months ended December 31, 2021, the Company recorded stock compensation expense of $1,105,587 to consultants, employees, executives and the Board of Directors.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations.

Net Income (Loss)

Net loss for the three months ended December 31, 2021 was $2,067,638 compared to net loss of $1,824,520 for the three months ended December 31, 2020.

RESULTS OF OPERATIONS

Six Months Ended December 31, 2021 and 2020

The following table sets forth the results of our operations for the six months ended December 31, 2021 and 2020:

	Six Months Ended
	December 31,
	2021	2020
Revenues	$10,049,617	$1,214,910
Cost of revenues	3,260,678	692,261
Gross profit	6,788,939	522,649
Operating expenses	9,544,335	3,004,951
Loss from operations	(2,755,396)	(2,482,302)
Other income (expenses)	(288,915)	(251,559)
Net loss	$(3,044,311)	$(2,733,861)

Revenues and Cost of Revenues

During the six months ended December 31, 2021, the Company recorded revenues of $10,049,617 as attributable to each entity below:

	Six Months Ended
	December 31,
	2021	2020
Pala Diagnostics	$7,878,564	$–
Prakat	1,090,018	628,306
IHG	457,551	–
Health	92,078	188,314
Likido	150,970	259,828
Precision	106,205	82,685
Other	274,230	55,777
	$10,049,617	$1,214,910

Revenues

Revenues for the six months ended December 31, 2021 was $10,049,617 compared with revenue of $1,214,910 during the six months ended December 31, 2020, an increase of $8,834,707, or 727%. The increase in revenues was primarily attributable the Company’s COVID-19 testing segment which includes Pala and Empower. The Company also increased revenue through its technology segment, supported by Prakat, as well as growth of IHG’s educational platform.

Costs and Expenses

Cost of Revenues. Cost of Revenues for the six months ended December 31, 2021 was $3,260,678 compared to cost of revenues of $692,261 during the six months ended December 31, 2020, an increase of $2,568,417, or 85%. The increase in Cost of Revenues was primarily a result of the COVID-19 testing segment.

Operating Expenses. Operating expenses for the six months ended December 31, 2021 was $9,544,335 compared to operating expenses of $3,004,951 during the six months ended December 31, 2020, an increase of 6,539,384, or 218%. The increase in operating expenses was a result of corporate expansion, stock-based compensation, and growth of the COVID-19 testing segment. Most of fiscal 2020’s operating expenses were spent on development of the Company’s proposed business operations. During the six months ended December 31, 2021, the Company recorded stock compensation expense of $1,783,094 to employees, executives and the Board of Directors.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations.

Net Income (Loss)

Net loss for the six months ended December 31, 2021 was $3,044,311 compared to net loss of $2,733,861 for the six months ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, the Company had an accumulated deficit of $112,989,191. The Company continues to incur significant losses and raises substantial doubt regarding the Company’s ability to continue as a going concern. Cash presently on hand is immaterial. We anticipate needing additional liquidity during the next twelve months to fund operations, expand our subsidiaries, expand the growth of the COVID-19 testing segment and continue the commercialization of our Likido heating & cooling units. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts of high-margin heating & cooling units, precision parts, our Glanhealth products and COVID-19 testing through Pala Diagnostics. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

Working Capital

As of December 31, 2021, the Company had current assets of $8,119,345 and current liabilities of $10,687,360 compared with current assets of $1,640,511 and current liabilities of $17,175,111 at June 30, 2021. The increase in the working capital was primarily a result of Pala Diagnostics commercial insurance and government billing for COVID-19 testing services.

Cash Flows

	Six Months Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(4,728,921)	$(2,040,375)
Net cash used in investing activities	(337,728)	(102,523)
Net cash provided by financing activities	5,097,451	2,232,848
Net change in cash during the period, before effects of foreign currency	$30,802	$89,950

Cash flow from Operating Activities

During the six months ended December 31, 2021, the Company used $4,728,922 of cash for operating activities compared to $2,040,375 used during the three months ended December 31, 2020. The increase in the use of cash for operating activities was primarily due to the net loss due to a decrease in the changes in operating assets and liabilities.

Cash flow from Investing Activities

During the six months ended December 31, 2021, the Company used $337,728 of cash for investing activities compared to $102,523 used during the three months ended December 31, 2020. The increase in the use of cash for investing activities was primarily due to the purchase of equipment used in the COVID-19 testing operations.

Cash flow from Financing Activities

During the six months ended December 31, 2021, the Company received $5,097,451 in cash from financing activities compared to $2,332,848 during the six months ended December 3, 2020. The Company received proceeds of $6,999,445 from the issuance of related party notes payable compared to $2,232,848 received during the six months ended December 31, 2020. The Company also repaid $12,923 on the notes payable and repurchased $14,826 of common shares during the six months ended December 31, 2021. During the six months ended December 31, 2021, Vivera withdrew an unauthorized distribution totaling $1,874,245 in 2021.

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

Subsequent Events

Management has evaluated all other subsequent events through February 14, 2022, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The control weaknesses mentioned below were first identified during the six months ended December 31, 2021.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: February 14, 2022	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	February 14, 2022
Brian Bonar	and Director

