Form 10-Q
period 2022-03-31
DALRADA FINANCIAL CORP
filed 2022-05-23
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, the registrant’s outstanding stock consisted of 70,588,684 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$547,284	$110,285
Accounts receivable, net	7,425,154	265,812
Accounts receivable, net - related parties	298,714	69,952
Other receivables	171,260	67,328
Inventories	1,156,681	842,108
Prepaid expenses and other current assets	161,634	285,026
Total current assets	9,760,727	1,640,511
Long-term receivables	–	–
Property and equipment, net	939,042	489,902
Goodwill	795,016	736,456
Intangible assets, net	817,231	664,494
Right of use asset, net	678,827	532,327
Right of use asset, net - related party	521,611	639,415
Total assets	$13,512,454	$4,703,105
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,033,402	$910,339
Accrued liabilities	1,513,571	641,380
Accrued payroll taxes, penalties and interest	2,025,582	1,953,024
Accounts payable and accrued liabilities – related parties	1,240,385	414,237
Deferred revenue	661,074	219,999
Notes payable, current portion	394,100	415,817
Notes payable – related parties	4,804,622	10,508,955
Convertible note payable - related party	–	1,875,000
Convertible notes payable, net of debt discount	1,536,637	–
Right of use liability	200,328	76,570
Right of use liability - related party	163,920	159,790
Total current liabilities	13,573,621	17,175,111
Notes payable – related parties	10,019,440	–
Right of use liability	478,499	455,757
Right of use liability - related party	357,690	479,625
Total liabilities	24,429,250	18,110,493
Commitments and contingencies (Note 13)	–	–
Stockholders' deficit:
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 and 0 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	100	–
Series F preferred stock, $0.01 par value, 5,000 and 5,000 shares authorized issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 70,588,684 and 68,464,742 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	352,915	369,194
Common stock to be issued	343,900	601,825
Additional paid-in capital	103,504,188	92,965,821
Noncontrolling interests	1,227,504	(38,391)
Accumulated deficit	(116,412,419)	(107,338,174)
Accumulated other comprehensive income (loss)	66,966	32,287
Total stockholders' deficit	(10,916,796)	(13,407,388)
Total liabilities and stockholders' deficit	$13,512,454	$4,703,105

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenues	$5,572,826	$1,303,022	$15,530,319	$2,962,784
Revenues - related party	19,324	285,307	111,448	440,455
Total revenues	5,592,150	1,588,329	15,641,767	3,403,239
Cost of revenue	1,773,630	854,791	5,034,308	1,547,052
Gross profit	3,818,520	733,538	10,607,459	1,856,187

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $362,532 and $0 for three months and $2,145,626 and $730,000 for nine months ended March 31, 2022 and 2021, respectively)	6,458,163	2,917,707	16,000,902	5,644,157
Research and development	–	125,752	1,596	404,253
Total operating expenses	6,458,163	3,043,459	16,002,498	6,048,410
Income (loss) from operations	(2,639,643)	(2,309,921)	(5,395,039)	(4,192,223)

Other income (expense):
Interest expense	(338,677)	(184,370)	(597,551)	(468,181)
Interest income	4,232	2,991	5,280	3,893
Other income	(3,974)	458	9,270	37,256
Change in fair value of derivative liability	–	–	–	–
Gain (loss) on foreign exchange	(15,018)	21,393	(59,351)	15,945
Total other income (expenses)	(353,437)	(159,528)	(642,352)	(411,087)
Net loss before taxes	(2,993,080)	(2,469,449)	(6,037,391)	(4,603,310)
Income taxes	–	–	–	–
Net loss	(2,993,080)	(2,469,449)	(6,037,391)	(4,603,310)
Net income (loss) attributable to noncontrolling interests	430,147	(4,724)	3,036,854	(24,328)
Net loss attributable to Dalrada Financial Corporation stockholders	$(3,423,227)	$(2,464,725)	$(9,074,245)	$(4,578,982)

Foreign currency translation	(4,990)	(15,634)	34,679	8,625
Comprehensive loss	$(2,998,070)	$(2,485,083)	$(6,002,712)	$(4,594,685)

Net loss per common share to Dalrada stockholders - basic	$(0.05)	$(0.04)	$(0.12)	$(0.07)
Net loss per common share to Dalrada stockholders - diluted	$(0.05)	$(0.04)	$(0.12)	$(0.07)

Weighted average common shares outstanding - basic	70,235,384	70,278,075	72,718,261	69,060,362
Weighted average common shares outstanding - diluted	70,235,384	70,278,075	72,718,261	69,060,362

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Preferred Stock						Common
	Series G		Series F		Common Stock		Stock
	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued

Balance at June 30, 2020	5,000	$50	5,000	$50	68,464,742	342,324	–
Net loss	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at September 30, 2020	5,000	50	5,000	50	68,464,742	342,324	$–
Net loss	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at December 31, 2020	5,000	50	5,000	50	68,464,742	342,324	–
Common stock issued to board members	–	–	–	–	4,500,000	22,500	–
Common stock issued pursuant to business combinations	–	–	–	–	300,000	1,500	687,800
Net loss	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at March 31, 2021	5,000	$50	5,000	$50	73,264,742	$366,324	$687,800

Balance at June 30, 2021	–	$–	5,000	$50	73,838,662	$369,194	$601,825
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	–	–	–	212,500	1,063	(85,975)
Joint ventures	–	–	–	–	–	–	58,560
Reversal of shares previously issued to directors	–	–	–	–	(329,478)	(1,647)	–
Stock-based compensation	–	–	–	–	2,000,000	10,000	–
Net income (loss)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at September 30, 2021	–	–	5,000	50	75,721,684	378,610	574,410
Issuance of preferred stock	10,002	100	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	–	–	–	212,500	1,063	(85,975)
Joint ventures	–	–	–	–	250,000	1,250	(58,560)
Reversal of shares previously issued to directors	–	–	–	–	(6,500,000)	(32,500)	–
Stock-based compensation	–	–	–	–	500,000	2,500	–
Net income (loss)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at December 31, 2021	10,002	100	5,000	50	70,184,184	350,922	429,875
Common stock issued pursuant to acquisitions	–	–	–	–	212,500	1,063	(85,975)
Common stock and warrants issued in connection with convertible note	–	–	–	–	192,000	930	–
Joint ventures	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at March 31, 2022	10,002	$100	5,000	$50	70,588,684	$352,915	$343,900

					Accumulated
	Preferred	Additional			Other	Total
	Stock	Paid-in	Noncontrolling	Accumulated	Comprehensive	Stockholders'
	to be Issued	Capital	Interests	Deficit	Income (Loss)	Deficit

Balance at June 30, 2020	$–	$91,904,874	$51,821	$(107,429,607)	$(7,897)	$(15,138,435)
Net loss	–	–	5,015	(914,356)	–	(909,341)
Foreign currency translation	–	–	–	–	14,209	14,209
Balance at September 30, 2020	–	91,904,874	56,836	(108,343,963)	6,312	(16,033,567)
Net loss	–	–	(24,619)	(1,799,901)	–	(1,824,520)
Foreign currency translation	–	–	–	–	10,050	10,050
Balance at December 31, 2020	–	91,904,874	32,217	(110,143,864)	16,362	(17,848,037)
Common stock issued to board members	–	707,500	–	–	–	730,000
Common stock issued pursuant to business combinations	–	104,700	–	–	–	794,000
Net loss	–	–	(4,724)	(2,464,725)	–	(2,469,449)
Foreign currency translation	–	–	–	–	(15,634)	(15,634)
Balance at March 31, 2021	$–	$92,717,074	$27,493	$(112,608,589)	$728	$(18,809,120)

Balance at June 30, 2021	$–	$92,965,821	$(38,391)	$(107,338,174)	$32,287	$(13,407,388)
Conversion of related party notes into preferred stock	6,532,206	–	–	–	–	6,532,206
Common stock issued pursuant to acquisitions	–	84,913	–	–	–	–
Joint ventures	–	–	111,185	–	–	169,745
Reversal of shares previously issued to directors	–	(13,179)	–	–	–	(14,826)
Stock-based compensation	–	667,507	–	–	–	677,507
Net income (loss)	–	–	1,289,169	(2,265,842)	–	(976,673)
Foreign currency translation	–	–	–	–	39,344	39,344
Balance at September 30, 2021	6,532,206	93,705,062	1,361,963	(109,604,016)	71,631	(6,980,085)
Issuance of preferred stock	(6,532,206)	6,532,106	–	–	–	–
Common stock issued pursuant to acquisitions	–	84,913	–	–	–	–
Joint ventures	–	57,310	(1,874,244)	–	–	(1,874,244)
Reversal of shares previously issued to directors	–	32,500	–	–	–	–
Stock-based compensation	–	1,103,087	–	–	–	1,105,587
Net income (loss)	–	–	1,317,537	(3,385,175)	–	(2,067,638)
Foreign currency translation	–	–	–	–	325	325
Balance at December 31, 2021	–	101,514,978	805,257	(112,989,192)	71,956	(9,816,053)
Common stock issued pursuant to acquisitions	–	84,913	–	–	–	–
Common stock issued in connection with convertible note	–	1,541,765	–	–	–	1,542,695
Joint ventures	–	–	(7,900)	–	–	(7,900)
Stock-based compensation	–	362,532	–	–	–	362,532
Net income (loss)	–	–	430,147	(3,423,227)	–	(2,993,080)
Foreign currency translation	–	–	–	–	(4,990)	(4,990)
Balance at March 31, 2022	$–	$103,504,188	$1,227,504	$(116,412,419)	$66,966	$(10,916,796)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,037,391)	$(4,603,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,897	37,318
Stock compensation	2,145,626	730,000
Amortization of debt discount	146,475	–
Changes in operating assets and liabilities:
Accounts receivable	(7,388,104)	(925,095)
Other receivables	(103,932)	48,191
Inventories	(314,573)	58,666
Prepaid expenses and other current assets	123,392	(109,268)
Accounts payable	123,063	47,350
Accounts payable and accrued liabilities - related parties	1,967,786	675,016
Accrued liabilities	1,100,808	130,027
Accrued payroll taxes, penalties and interest	72,558	364,718
Deferred revenue	441,075	(156,291)
Net cash used in operating activities	(7,566,320)	(3,702,678)
Cash flows from investing activities:
Net cash acquired pursuant to business combination	–	70,131
Purchase of property and equipment	(441,521)	(139,081)
Purchase of intangibles	(206,068)	–
Net cash used in investing activities	(647,589)	(68,950)
Cash flows from financing activities:
Proceeds from related party notes payable	7,602,059	4,002,594
Net proceeds (repayments) from notes payable	(21,717)	(49,544)
Proceeds from convertible note payable	2,932,857	–
Distributions to noncontrolling interest	(1,882,144)	–
Repurchase of common shares from subsidiary	(14,826)	–
Net cash provided by financing activities	8,616,229	3,953,050
Net change in cash and cash equivalents	402,320	181,422
Effect of exchange rate changes on cash	34,679	8,625
Cash and cash equivalents at beginning of period	110,285	75,165
Cash and cash equivalents at end of period	$547,284	$265,212

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$6,532,206	$–
Contribution of property and equipment into joint venture	$111,185	$–
Issuance of shares to joint venture partner	$58,560	$–
Conversion of accounts payable related parties to notes payable related parties	$181,744	$–
Common stock and warrants issued in connection with convertible note	$1,542,695	$–
Common stock issued pursuant to business combination	$–	$794,000
Fair value of assets acquired and liabilities assumed in acquisition	$–	$492,689
Conversion of accounts payable related parties to related parties convertible notes	$–	$781,580
Outstanding balance of note payable issued for due to seller payment	$–	$98,000

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

Our operating subsidiaries are Dalrada Precision, Dalrada Health Products, Dalrada Technologies, and Dalrada Energy Services. The subsidiaries are positioned to service the clean energy, healthcare, and technology industries. We market numerous products and services which continuously build upon our core by bringing innovation to a complex new world. During calendar year 2021, the Company expanded its healthcare segment into education, health wellness and rejuvenation as well as COVID-19 testing. As consumers, businesses, and governments seek alternative solutions, Dalrada’s subsidiaries respond with affordable, accessible, and impactful innovations.

The subsidiaries of Dalrada Precision Corp. include: Likido Limited (“Likido”) and Ignite I.T. Corp. (“Ignite”). The subsidiaries of Dalrada Health Products include: Empower Genomics Corp. (“Empower”); Solas Corp. (“Solas”); Pacific Stem Cells, LLC (“PSC”); Pala Diagnostics, LLC (“Pala”); Shark Innovative Technologies Corp. (“Shark”) and International Health Group (“IHG”). The subsidiaries of Dalrada Technologies includes: Prakat Solutions Private Limited and Prakat Solutions (together “Prakat”). Dalrada Energy Services, Inc. (“DES”) is a stand-alone subsidiary.

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the emergence and impact of variants, vaccinations, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the Company experienced increased revenue levels in 2022 related to its COVID-19 testing business, these results are not expected to be indicative of future results.

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025. For more information about the Company’s products visit www.dalrada.com

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2022, the Company has an accumulated deficit of $116,412,419. The Company closed a convertible debenture funding on February 4, 2022 for a total principal amount of $3,000,000. The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Dalrada Precision, a company incorporated in the State of California, since June 25, 2018 (date of incorporation), Dalrada Health, a company incorporated in the State of California, since October 2, 2018 (date of incorporation), Dalrada Energy Services, a company incorporated in the State of Wyoming, since March 17, 2022 (date of incorporation), as well as its subsidiaries (Likido, Prakat, Shark, IHG, PSC, Ignite, Empower, Solas) since their respective acquisition dates and Controlling Interest in Pala (see Note 3) . All inter-company transactions and balances have been eliminated on consolidation.

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

During the nine months ended March 31, 2022, healthcare insurers and government payers accounted for over 74% of total revenues. During the nine months ended March 31, 2022, healthcare insurers and government payers amounted to total revenue of $10,340,464. The accounts receivable related to both healthcare insurers and government payers is $4,766,023 as of March 31, 2022.

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

(g)	Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC Topic 815, Derivatives and Hedging Activities (“ASC 815”).

Applicable U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments) as follows. The Company records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the shares.

(h)	Accounts Receivable

Accounts receivable are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022 and June 30, 2021, the Company recorded a bad debt allowance of $925,619 and $37,465, respectively.

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

In March 2022, the U.S. Health Resources and Services Administration (“HRSA”) informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the three months ended March 31, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 46% of our COVID-19 testing net revenue. As of March 31, 2022, approximately 25% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. As a result of HRSA ceasing the COVID-19 Uninsured Program, the Company reduced its Accounts Receivable by $614,322 for the three months ended March 31, 2022 and $1,500,799 for the nine months ended March 31, 2022. Although we believe that our estimates for contractual allowances and patient price concessions are appropriate, actual results could differ from those estimates.

(i)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of March 31, 2022 and June 30, 2021, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future market conditions.

(j)	Property and Equipment

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

(k)	Business Combinations and Acquisitions

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

(l)	Impairment of Long-Lived Assets

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of March 31, 2022 and June 30, 2021, there were no significant qualitative factors that indicated goodwill was impaired.

(m)	Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”), effective January 1, 2019 using the modified retrospective transition approach applied to all contracts. Therefore, the reported results for the quarter ended March 31, 2022 reflect the application of ASC 606. Management determined that there were no retroactive adjustments necessary to revenue recognition upon the adoption of the ASU 2014-09. The Company determines revenue recognition through the following steps:

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of March 31, 2022.

Net revenues from COVID-19 testing accounted for over 74% of the Company’s total net revenues for the nine months ended March 31, 2022 and primarily comprised of a high volume of relatively low-dollar transactions. Pala, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Pala does not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. As a result of Pala’s limited transaction history, collection and payer reimbursement is based on industry standards and third-party experts. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

The DES transaction price for its contracts reflects our estimates and are based on historical, current and forecasted information to determine the expected amount to which we will be entitled in exchange for transferring the promised goods or services to the customer. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant. We primarily provide standard warranty programs for products in our commercial businesses for periods that typically range from one to two years. These assurance-type programs typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation. Our cost estimation process is based on the professional knowledge and experience of engineers and program managers along with finance professionals

The Company also earns service revenue from its other subsidiaries, including information technology and consulting services via Prakat, educational programs and courses via IHG, and management services for Solas. For Prakat and Solas, revenues are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project, which represents transfer of control to the customer. For IHG, revenues are recognized over the course of a semester while services are performed.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Product sales - third parties	$1,627,647	$1,150,289	$1,788,938	$1,715,478
Product sales - related party	19,324	23,429	49,208	81,077
Service revenue - third parties	3,945,179	152,733	13,741,381	1,247,306
Service revenue - related party	–	261,878	62,240	359,378
Total revenue	$5,592,150	$1,588,329	$15,641,767	$3,403,239

Contract Balances

The following table provides information about receivables and liabilities from contracts with customers:

	March 31,	June 30,
	2022	2021
Accounts receivable, net	$7,425,154	$265,812
Accounts receivable, net - related parties	298,714	69,952
Deferred revenue	661,074	219,999

The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities represent a set-up fee prepayment received from a customer in advance of performance obligations met.

(n)	Cost of Revenue

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Product sales	$796,148	$401,790	$1,386,244	$798,934
Service revenue	977,482	453,001	3,648,064	748,118
Total cost of revenue	$1,773,630	$854,791	$5,034,308	$1,547,052

(o)	Advertising

Advertising costs are expensed as incurred. During the nine months ended March 31, 2022 and 2021, advertising expenses were approximately $366,551 and $15,000, respectively.

(p)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the nine months ended March 31, 2022 and 2021, stock-based compensation expense was $2,145,626 and $730,000, respectively.

(q)	Foreign Currency Translation

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

(r)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the nine months ended March 31, 2022, the Company’s only component of comprehensive income was foreign currency translation adjustments.

(s)	Non-controlling Interests

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

As of March 31, 2022, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

(t)	Basic and Diluted Net Loss per Share

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

The weighted average number of common stock equivalents related to convertible notes payable of 3,278,330 and 58,042,294 shares, and cashless warrants of 15,786,829 and 0, was not included in diluted loss per share, because the effects are antidilutive, for the three and nine months ended March 31, 2022 and 2021, respectively.

There were no adjustments to the numerator during the three and nine months ended March 31, 2022 and 2021.

(u)	Income Taxes

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

(v)	Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this ASU and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Pursuant to the partnership agreement, Dalrada had an equity commitment of $500,000 for operating capital of which it achieved during the period ended December 31, 2021. In the nine months ended March 31, 2022, Vivera contributed property and equipment at a fair value of $111,185. This amount was recorded to non-controlling interest equity balance in the consolidated balance sheets.

In November 2021, Pala Diagnostics signed a Factoring Agreement for up to $1,000,000 with a related party which bears an annualized interest rate of 24%. As of March 31, 2022, the outstanding principal and interest of $210,435 and $14,943, respectively, was paid in full.

Pursuant to the JV agreement, Dalrada issued 250,000 shares of common stock to Vivera in October 2021. The fair value of $58,560 was recorded to goodwill as of March 31, 2022.

As of the quarter ended March 31, 2022, Vivera’s unauthorized distribution balance totaled $1,882,144. The Company initiated an action seeking judicial relief on December 7, 2021 due to the Vivera’s actions resulting in the unapproved distribution Pala. The judicial matters are presently being consolidated in Orange County, California. The pending litigation with Vivera has had a material impact on the operations of the joint venture including a significant loss of its customer base.

4.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021
Raw materials	$347,971	$172,227
Finished goods	808,710	669,881
	$1,156,681	$842,108

Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021
Machinery and equipment	$582,959	$223,141
Leasehold improvements	301,941	323,669
Computer and office equipment	394,089	186,549
	1,278,989	733,359
Less: Accumulated depreciation	(339,947)	(243,457)
	$939,042	$489,902

Depreciation and amortization expense of $103,566 and $37,318 for the nine months ended March 31, 2022 and 2021, respectively, were included in selling, general and administrative expenses in the statements of operations.

Intangible Assets, Net

Intangible assets, net consisted of the following as of March 31, 2022 and June 30, 2021:

	March 31, 2022
	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Curriculum development	$693,385	$80,895	$612,490
Licenses	195,000	–	195,000
Software	9,741	–	9,741
	$898,126	$80,895	$817,231

	June 30, 2021
	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Curriculum development	$693,385	$28,891	$664,494
Licenses	–	–	–
	$693,385	$28,891	$664,494

Amortization expense of $155,570 and $0 for the nine months ended March 31, 2022, and 2021, respectively, were included in selling, general and administrative expenses in the statements of operations.

5.	Accrued Payroll Taxes

As of March 31, 2021, and June 30, 2021, the Company had $2,025,582 and $1,953,024, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $2,025,582 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the condensed consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the condensed consolidated statements of operations. For the three months ended March 31, 2022, and 2021, the Company recognized $23,030 and $127,235, respectively, of penalties and interest within interest expense on the condensed consolidated statements of operations. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as of the date of these condensed consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

6.	Debt

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on March 31, 2022 and June 30, 2021:

	March 31, 2022
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$6,300,775	$72,852
Related entity 2	7,079,166	54,849
Related entity 3	379,525	8,226
Related entity 4	850,102	117,620
Related entity 5	181,744	1,363
Related entity 6	32,750	246
	$14,824,062	$255,156

	June 30, 2021
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$2,978,066	$29,875
Related entity 2	357,025	5,532
Related entity 3	3,087,689	47,728
Related entity 4	3,668,938	93,150
Related entity 5	417,237	5,862
	$10,508,955	$182,147

In September 2021, the Company converted $4,428,589 in principal and $102,054 in accrued interest into 6,937 shares of Series G convertible preferred stock. As of March 31, 2022, the remaining outstanding amounts of the related party notes payable were extended through September 30, 2026.

Notes in the amount of $15,841,268 are unsecured and bear interest at 3% per annum. Each entity has significant influence or common ownership with the Company’s Chief Executive Officer.

As of March 31, 2022, and June 30, 2021, total accrued interest for Notes Payable-Related Parties was $255,156 and $182,147, respectively. The Company recorded interest expense from Notes Payable-Related Party for the nine months ended March 31, 2022, and 2021 of $173,007 and $95,998, respectively.

Convertible Notes

On February 4, 2022, the Company” entered into a securities purchase agreement (“SPA”) with YA II PN, Ltd. (the “Buyer”) for issuance and sale of convertible debentures (the “Debentures”) in the aggregate principal amount of $3,000,000, including net proceeds received of $2,880,000 from February to March 2022.

The Debentures have a fixed conversion price of $0.9151 per share (the “Fixed Conversion Price”). The principal and interest, which will accrue at a rate of 5% per annum, payable under the Debentures will mature 15 months from the issuance date (the “Maturity Date”), unless earlier converted or redeemed by the Company. At any time before the Maturity Date, the Buyer may convert the Debentures into the Company’s common stock at the Fixed Conversion Price. Beginning on May 1, 2022, and continuing on the first day of each calendar month thereafter through February 1, 2023, the Principal amount plus a 20% redemption premium and plus accrued and unpaid interest will be subject to monthly redemption (“Monthly Redemption”). Under Monthly Redemption, the Company shall redeem an applicable redemption amount in accordance with the redemption schedule provided in the Debenture, which is subject to pro rata adjustment to reflect the conversion or redemption otherwise effected pursuant to the Debenture contemporaneous with or prior to the scheduled redemption date, in cash, in common stock through the Buyer’s conversion of the Debenture (at any time after the applicable redemption date), or a combination of both at the Company’s option. With respect to each Monthly Redemption all or partially in common stock, the conversion price shall be the lower of (1) the Fixed Conversion Price, or (2) 100% of the lowest daily VWAP during the ten consecutive trading days immediately preceding the date of conversion (the “Variable Conversion Price”). The conversion price shall be adjusted from time to time pursuant to the other terms and conditions of the Debenture. At no point will the conversion price be less than $0.01.

The Company, in its sole discretion, may redeem in cash amounts owed under the Debentures prior to the Maturity Date by providing the Buyer with advance written notice at least 10 trading days prior to such redemption, provided that the Shares are trading below the Fixed Conversion Price at the time of the redemption notice. The Company shall pay a redemption premium equal to 20% (the “Redemption Premium”) of the principal amount being redeemed.

In connection with the Debenture, the Company issued to the Buyer warrants equal to 30% coverage exercisable at a strike price equal to the Fixed Conversion Price determined at the date of the initial closing, or a total of 983,499 warrants to purchase common stock. The Warrants shall be exercisable for four years and shall be exercised on a cash basis provided the Company is not in default and the shares underlying the Warrant are subject to an effective registration statement at the time of the Investor’s exercise. There is a cashless provision.

The Company analyzed the conversion feature of the warrants and determined they did not need to be bifurcated under ASC 815. Based on adoption of ASU-2020-06, the debt will be accounted for as traditional convertible debt with no portion of the proceeds attributed to the conversion feature. The warrants issued with the debt will be accounted for as a debt discount and will be amortized as interest expense over the life of the note. The warrants were valued using the Monte Carlo model and the Company recognized $1,427,495 as a debt discount.

In connection with the Debenture, the Company incurred $120,000 in issuance costs. Furthermore, the Company issued 192,000 shares of common stock to the Buyer and broker at a fair value of $115,200.

During the nine months ended March 31, 2022, the Company amortized $146,475 of debt discount. Interest expense was $18,356, all of which was accrued and unpaid as of March 31, 2022. The company also recorded accretion on the Redemption Premium of $52,857, which is included in interest expense.

The net balance of the convertible note, after unamortized debt discount of $1,516,220, was $1,483,780 as of March 31, 2022.

7.	Convertible Note Payable – Related Parties

On June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of June 30, 2021, the principal balance was $1,875,000 and the accrued interest was $112,500.

In September 2021, the Company converted, along with the related party notes above, principal of $1,875,000 and accrued $126,563 in interest into 3,065 shares of Series G convertible preferred stock.

8.	Related Party Transactions

There are various related party transactions which are reflected as either accounts payable and accrued liabilities – related parties or notes payable – related parties in the consolidated Balance Sheets.

As of March 31, 2022, and June 30, 2021, the Company owed $599,212 and $414,237, respectively to a related party for reimbursement of various operating expenses, accrued salaries, management fees, etc. which has been recorded in accounts payable and accrued liabilities – related parties. See below for some specific disclosures related to these amounts.

As of March 31, 2022, and June 30, 2021, the amount above includes $67,500 and $7,650 of management fees, which consists of accounting and administrative services from a related party company controlled by the Chief Executive Officer of the Company. The current management fee agreement calls for monthly payments of $7,500. The agreement is ongoing until terminated by either party. Total expenses incurred related to management fees during the nine months ended March 31, 2022, and 2021 were $67,500 and $27,000, respectively. As of March 31, 2022, the Company owed $15,218,162 in the form of promissory notes and $1,240,385 included within accounts payable and accrued liabilities – related parties.

In September 2021, the Company converted related party notes and convertible notes of principal totaling $6,303,589 and accrued interest of $228,617 into an aggregate of 10,002 shares of Series G preferred stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. In the three months ended December 31, 2021, the Chief Executive Officer converted $131,000 of accrued salary into a promissory note.

In October 2021, the Company cancelled 6,500,000 shares of common stock that had been previously issued to directors (see Note 11. Stock-Based Compensation for additional information).

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Dalrada Health	$19,324	$23,429	$49,208	$81,077
Solas	–	–	56,240	–
Prakat	–	126,748	6,000	224,248
Pacific Stem	–	135,130	–	135,130
	$19,324	$285,307	$111,448	$440,455

See Notes 6, 7, 9, 10, and 11 for additional related party transactions.

9.	Preferred Stock

The Company has 100,000 shares authorized of Series Preferred Stock, par value, $0.01, of which 5,000 shares of Series F Preferred Stock (at a fair value of $170) were issued to the CEO in December 2019 and 10,002 shares of Series G Preferred Stock were issued pursuant to the conversion of $6,532,206 in outstanding related party notes and accrued interest into preferred shares.

Each share of Series F Super Preferred Stock entitles the holder to the greater of (i) one hundred thousand votes for each share of Series F Super Preferred Stock, or (ii) the number of votes equal to the number of all outstanding shares of Common Stock, plus one additional vote such that the holders of Series F Super Preferred Stock shall always constitute most of the voting rights of the Corporation. In any vote or action of the holders of the Series F Super Preferred Stock voting together as a separate class required by law, each share of issued and outstanding Series F Super Preferred Stock shall entitle the holder thereof to one vote per share. The holders of Series F Super Preferred Stock shall vote together with the shares of Common Stock as one class.

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

In March 2022, the Company issued 125,000 shares of common stock related to the acquisition of IHG.

In March 2022, the Company issued 87,500 shares of common stock related to the acquisition of PSC.

In March 2022, the Company issued 192,000 shares of common stock pursuant to a consulting agreement for a total fair value of $107,880.

11.	Stock-Based Compensation

On May 10, 2021, the Company granted 1,000,000 options to purchase common stock to its Chief Financial Officer with an exercise price of $0.47 per share. The options expire in ten years after issuance. The fair value of the options granted was $0.43 per share, or $430,027 which was calculated using the Black-Scholes model.

On November 10, 2021, the Company cancelled 6,500,000 shares issued to the Board of Directors and issued 6,500,000 cashless warrants. 4,500,000 cashless warrants were to vest immediately, and 2,000,000 cashless warrants were to vest over a 12-month period. All cashless warrants carry a $0.45 exercise price and a ten-year term. The Company recorded stock-based compensation related to the 6,500,000 shares in prior periods; therefore, no stock-based compensation related to the warrants was recorded in the three-month period ended March 31, 2022.

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

On February 16, 2022, the Company issued 2,250,000 cashless warrants to new members of the Board of Directors. The cashless warrants vest over a 12-month period and hold an exercise price of $0.45 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.59 per share, or $1,338,644 which was calculated using the Black-Scholes model.

During the nine months ended March 31, 2022, and 2021, stock-based compensation expense was $2,145,626 and $730,000, respectively.

12.	Segment Reporting

Upon the Company’s acquisitions in the year ended June 30, 2020, and 2021, the Company manages its business and makes its decisions based on segments. The Company classifies its operations into 5 segments: Engineering, Health, Information Technology, Education, and Corporate. The Company evaluates the performance of its segments primarily based on revenues, operating income (loss) and net income (loss). Also included below is a breakout by segment for Inventory, PPE, Goodwill, and Total Assets.

Segment information for the three and nine months ended March 31, 2022, and 2021 is as follows:

	Three Months Ended March 31, 2022
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$1,415,480	$2,948,850	$1,952,352	$177,135	$1,060	$(902,727)	$5,592,150
Income (Loss) from Operations	196,961	(439,834)	548,618	(91,157)	(2,820,721)	(33,510)	$(2,639,643)
Net income (loss)	$194,950	$(448,706)	$548,961	$(91,157)	$(2,996,568)	$(200,561)	$(2,993,580)

	Nine Months Ended March 31, 2022
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$2,878,677	$10,988,302	$3,806,889	$634,686	$139,600	$(2,806,387)	$15,641,767
Income (Loss) from Operations	109,691	3,927,719	570,478	(216,744)	(8,225,769)	(1,560,414)	(5,395,039)
Net income (loss)	$81,092	$3,894,343	$568,582	$(216,744)	$(8,592,081)	$(1,772,583)	$(6,037,391)

	Three Months Ended March 31, 2021
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$316,848	$689,024	$536,918	$202,394	$–	$(156,854)	$1,588,329
Loss from operations	(193,260)	(193,236)	(39,466)	(42,862)	(2,077,807)	236,711	(2,309,921)
Net loss	$(184,913)	$(178,033)	$(39,467)	$(42,862)	$(1,914,921)	$(109,253)	$(2,469,449)

	Nine Months Ended March 31, 2021
	Engineering	Health	Information Technology	Education	Corporate	Inter-Segment Eliminations	Consolidated
Revenues	$1,777,309	$877,338	$1,446,583	$202,394	$–	$(900,384)	$3,403,239
Loss from operations	227,557	(513,375)	(53,892)	(42,862)	(3,892,334)	82,682	(4,192,223)
Net loss	$229,626	$(498,172)	$(53,643)	$(42,862)	$(3,476,710)	$(761,549)	$(4,603,310)

Geographic Information

The following table presents revenue by country:

	Nine Months Ended
	March 31,
	2022	2021
United States	$13,602,738	$1,916,506
Europe	150,189	507,661
India	1,888,840	979,072
	$15,641,767	$3,403,239

The following table presents inventories by country:

	March 31,	June 30,
	2022	2021
United States	$311,697	$335,036
Europe	844,984	507,072
	$1,156,681	$842,108

The following table presents property and equipment, net, by country:

	March 31,	June 30,
	2022	2021
United States	$710,120	$221,308
Europe	215,601	256,888
India	13,321	11,706
	$939,042	$489,902

13.	Commitments and Contingencies

Lease Commitments

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components is recognized when the obligation is probable.

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

The lease term for all the Company's leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company's leases as the reasonably certain threshold is not met.

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the three months ended March 31, 2022, management determined that there were no variable lease costs.

Right of Use Asset

In May 2020, the Company entered into a 5 five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $822,389 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $53,399. The lease agreements mature in April 2025. Total amounts expensed under the lease during the three and nine months ended March 31, 2022, were $100,053 and $300,159, respectively, for which is included accounts payable and accrued liabilities – related parties.

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

In June 2017, the Company’s IHG subsidiary entered a lease for 3 separate office suites in San Diego, California. The lease expired in January 2022.

In May 2021, the Company’s PSC subsidiary entered into a 3 year and 6-month lease agreement to lease a medical office space in Poway, California. The Company recognized a right of use asset and liability of $277,856 and used an effective borrowing rate of 3.0% within the calculation.

In January 2022, the Company’s IHG subsidiary entered into a 5 year and 5-month lease agreement to lease a medical office space in Chula Vista, California. The Company recognized a right of use asset and liability of $287,345 and used an effective borrowing rate of 3.0% within the calculation.

14.	Subsequent Events

On April 6, 2022, the Company, through Dalrada Precision Corp., acquired Silicon Services Consortium (Europe) Ltd. for a total purchase price of £2,000,000, or approximately $2,700,000. The acquisition was complete as a 100% stock transaction.

On April 8, 2022, the Company, through Solas Corp., entered into an Asset Purchase Agreement with Rakhesh Guttikonda Medical Inc. to purchase the assets of its Remedi Med Spa’s for a total of $61,118. The purchase price will be paid monthly installments of $5,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Report. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $2,993,080 during the nine months ended March 31, 2022. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

In addition to our current deficit, we may incur additional losses during the foreseeable future, until we are able to successfully execute our business plan. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

We are incurring increased costs as a result of being a publicly traded company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred additional costs associated with our public company reporting requirements. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 and 2021

The following table sets forth the results of our operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Revenues	$5,592,150	$1,588,329
Cost of revenues	1,773,630	854,791
Gross profit	3,818,520	733,538
Operating expenses	6,458,163	3,043,459
Income (loss) from operations	(2,639,643)	(2,309,921)
Other income (expenses)	(353,437)	(159,528)
Net loss	$(2,993,080)	$(2,469,449)

Revenues and Cost of Revenues

During the three months ended March 31, 2022, the Company recorded revenues of $5,592,150 as attributable to each entity below:

	Three Months Ended
	March 31,
	2022	2021
Pala Diagnostics	$2,461,900	$–
Prakat	798,822	350,766
Empower	945,079	–
IHG	177,135	202,394
Health	373,200	263,806
Likido	150,189	247,834
Precision	1,087,213	662,078
Other / Intercompany Eliminations	(401,388)	(138,549)
	$5,592,150	$1,588,329

Revenues

Revenues for the three months ended March 31, 2022, was $5,592,150 compared with revenue of $1,588,239 during the three months ended March 31, 2021, an increase of $4,003,821, or 252%. The increase in revenues was primarily attributable the Company’s COVID-19 testing segment, the sale of 6 Likido units. It was determined, in accordance with ASC 606, that multiple deliverables are included within the executed customer contracts, and the Revenue related to obligations already performed will be recognized in future periods upon completion of the second deliverable obligations.

Costs and Expenses

Cost of Revenues. Cost of Revenues for the three months ended March 31, 2022 was $1,773,630 compared to cost of revenues of $854,791 during the three months ended March 31, 2021, an increase of $918,839, or 107%. The increase in Cost of Revenues was primarily a result of the COVID-19 testing segment and the sale of 6 Likido units.

Operating Expenses. Operating expenses for the three months ended March 31, 2022 was $6,458,163 compared to operating expenses of $3,043,459 during the three months ended March 31, 2021, an increase of $3,414,704, or 112%. The increase in operating expenses was a result of corporate expansion, stock-based compensation and growth of the COVID-19 testing segment. During the nine months ended March 31, 2022, the Company recorded stock compensation expense of $1,105,587 to consultants, employees, executives and the Board of Directors.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations.

Net Income (Loss)

Net loss for the three months ended March 31, 2022 was $2,993,080 compared to net loss of $2,469,449 for the three months ended March 31, 2021.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2022 and 2021

The following table sets forth the results of our operations for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended
	March 31,
	2022	2021
Revenues	$15,641,767	$3,403,239
Cost of revenues	5,034,308	1,547,052
Gross profit	10,607,459	1,856,187
Operating expenses	16,002,499	6,048,410
Income (loss) from operations	(5,395,040)	(4,192,223)
Other income (expenses)	(642,352)	(411,087)
Net loss	$(6,037,391)	$(4,603,310)

Revenues and Cost of Revenues

During the nine months ended March 31, 2022, the Company recorded revenues of $15,641,767 as attributable to each entity below:

	Nine Months Ended
	March 31,
	2022	2021
Pala Diagnostics	$10,340,464	$–
Prakat	1,888,840	979,072
Empower	1,239,552	–
IHG	634,686	202,394
Health	465,278	452,120
Likido	150,189	507,661
Precision	1,193,419	744,763
Other / Intercompany Eliminations	(270,661)	517,230
	$15,941,767	$3,403,239

Revenues

Revenues for the nine months ended March 31, 2022, was $15,641,767 compared with revenue of $3,403,239 during the nine months ended March 31, 2021, an increase of $12,238,528 or 360%. The increase in revenues was primarily attributable the Company’s COVID-19 testing segment which includes Pala and Empower. The Company also increased revenue through its technology segment, supported by Prakat, as well as growth of IHG’s educational platform. It was determined, in accordance with ASC 606, that multiple deliverables are included within the executed customer contracts, and the Revenue related to obligations already performed will be recognized in future periods upon completion of the second deliverable obligations.

Costs and Expenses

Cost of Revenues. Cost of Revenues for the nine months ended March 31, 2022, was $5,034,308 compared to cost of revenues of $1,547,052 during the nine months ended March 31, 2021, an increase of $3,487,256, or 225%. The increase in Cost of Revenues was primarily a result of the COVID-19 testing segment.

Operating Expenses. Operating expenses for the nine months ended March 31, 2022, was $16,002,498 compared to operating expenses of $6,048,410 during the nine months ended March 31, 2021, an increase of $9,954,088, or 165%. The increase in operating expenses was a result of corporate expansion, stock-based compensation, and growth of the COVID-19 testing segment. During the nine months ended March 31, 2022, the Company recorded stock compensation expense of $2,145,626 to employees, executives and the Board of Directors.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations.

Net Income (Loss)

Net loss for the nine months ended March 31, 2022, was $6,037,391 compared to net loss of $4,603,310 for the nine months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, the Company had an accumulated deficit of $116,412,419. The Company continues to incur significant losses and raises substantial doubt regarding the Company’s ability to continue as a going concern. Cash presently on hand is immaterial. We anticipate needing additional liquidity during the next twelve months to fund operations, expand our subsidiaries, expand the growth of the COVID-19 testing segment, continue the commercialization of our Likido heating & cooling units and growing the Dalrada Energy Services subsidiary. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts of high-margin heating & cooling units, precision parts, our Glanhealth products, Dalrada Energy Services and COVID-19 testing. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

The Company is managing and anticipating two significant opportunities, possibly resulting in upside to revenues and shareholder value. Dalrada Precision has been providing Managed Services to support International Transactions and has completed 350 of these contracts. The newly established Dalrada Energy Services has developed a business model to recognize total contractual values similar to a sales-type lease and has completed five of these contracts with mid-sized and large facilities/buildings. These two opportunities may result in an influx of commissionable revenue and profit during the remainder of this fiscal year.

Working Capital

As of March 31, 2022, the Company had current assets of $9,760,727 and current liabilities of $13,573,621 compared with current assets of $1,640,511 and current liabilities of $17,175,111 on June 30, 2021. The increase in the working capital was primarily a result of Pala Diagnostics commercial insurance and government billing for COVID-19 testing services.

Cash Flows

	Nine Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(7,566,320)	$(3,702,678)
Net cash used in investing activities	(647,589)	(68,950)
Net cash provided by financing activities	8,616,229	3,953,050
Net change in cash during the period, before effects of foreign currency	$402,320	$181,422

Cash flow from Operating Activities

During the nine months ended March 31, 2022, the Company used $7,566,320 of cash for operating activities compared to $3,702,678 used during the nine months ended March 31, 2021. The increase in the use of cash for operating activities was primarily due to the net loss due to a decrease in the changes in operating assets and liabilities.

Cash flow from Investing Activities

During the nine months ended March 31, 2022, the Company used $647,589 of cash for investing activities compared to $68,950 used during the nine months ended March 31, 2021. The increase in the use of cash for investing activities was primarily due to the purchase of equipment used in the COVID-19 testing operations.

Cash flow from Financing Activities

During the nine months ended March 31, 2022, the Company received $8,616,229 in cash from financing activities compared to $3,953,050 during the nine months ended March 31, 2021. The Company received proceeds of $7,602,059 from the issuance of related party notes payable compared to $4,002,594 received during the nine months ended March 31, 2021. The Company also repaid $21,717 on the notes payable and repurchased $14,826 of common shares during the nine months ended March 31, 2022. During the nine months ended March 31, 2022, Vivera withdrew an unauthorized distribution totaling $1,882,144.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of COVID - 19

As a novel strain of coronavirus (COVID-19) continues to impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. We have made substantial investments to expand and maintain the amount of COVID-19 testing available. We have been effectively managing challenges in the global supply chain; and, at this point, we have sufficient supplies to conduct our business.

Due to the COVID-19 pandemic, we have experienced significant volatility and periods of significant demand for COVID-19 testing services, with demand generally fluctuating in line with changes in the prevalence of the virus and related variants. Additionally, compared to historical levels, our revenue per requisition has been positively impacted by COVID-19 molecular testing.

In March 2022, the U.S. Health Resources and Services Administration ("HRSA") informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the three months ended March 31, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 46% of our COVID-19 testing net revenue. As of March 31, 2022, 25% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. Although we believe that our estimates for contractual allowances and patient price concessions are appropriate, actual results could differ from those estimates.

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

Subsequent Events

Management has evaluated all other subsequent events through May 23, 2022, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The control weaknesses mentioned below were first identified during the nine months ended March 31, 2022.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.     OTHER INFORMATION

None noted.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: May 23, 2022	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	May 23, 2022
Brian Bonar	and Director

