Form 10-K
period 2022-06-30
DALRADA FINANCIAL CORP
filed 2022-11-01
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $46,878,846

As of September 30, 2022, the registrant’s outstanding stock consisted of 79,987,641 common shares.

DALRADA FINANCIAL CORPORATION.

i

PART I

Item 1. Description of Business

Company Overview

Moving the world forward takes bold resolve that turns ideas into actions and builds real-time solutions that positively impact people and the planet. Dalrada accelerates positive change for current and future generations by harnessing true potential and developing products and services that become transformative innovations.

Dalrada Financial Corporation, (“Dalrada”), was incorporated in September 1982 under the laws of the State of California. It was reincorporated in May 1983 under the laws of the State of Delaware and reincorporated again on May 5, 2020, under the laws of the state of Wyoming. Dalrada Financial Corporation trades under the symbol, OTCQB: DFCO.

Since Dalrada’s inception, the Company has grown its footprint to include the unique business divisions: Dalrada Health, Dalrada Energy Services, Dalrada Precision Manufacturing, and Dalrada Technologies. Within each of these divisions, the Company drives transformative innovation while creating solutions that are sustainable, accessible, and affordable. Dalrada’s global solutions directly address climate change, gaps in the health care industry, and technology needs that facilitate a new era of human behavior and interaction and ensure a bright future for the world around us.

Dalrada Health

Dalrada Health delivers advanced health care solutions with dedicated products, services, and systems. From virus and disease screening capabilities to pharmaceutical goods and holistic wellness clinics, When the world needs advanced health care, Dalrada Health delivers with ingenuity, accessibility, and affordability. This specialized division is committed to developing key health products, lifesaving medications and building comprehensive systems to increase capability, strive to keep people healthy with the goals of improving their quality of life and increasing their longevity– on a global level.

Empower Genomics (“Empower”)- Empower is Dalrada’s wholly owned diagnostic laboratory which processes molecular diagnostic and antibody tests to support the diagnosis of COVID-19 and the detection of immune response to the virus. Empower has built up and maintained the testing capacity to handle surges in COVID-19 testing demands. Empower also offers genetic testing capabilities including Pharmacogenomics, Nutraceutical, Nutrition/Diet DNA and Exercise/Fitness DNA tests.

Pala Diagnostics (“Pala”)- Pala is a joint venture diagnostic laboratory which processes both molecular diagnostic and antibody tests to support the diagnosis of COVID-19 and the detection of immune response to the virus.

Solas Corp. (“Solas”)- Solas manages and oversees wellness clinics throughout Southern California including the Sòlas Rejuvenation + Wellness clinics (“Sòlas”). Through advanced medical techniques and modern technology, Sòlas delivers a clinical experience that helps men and woman live their best life, whether it’s through simple cosmetic procedures, pain-reducing practices, or anti-aging therapies. Through its three locations, Sòlas prides itself on its dedicated service-focused, health-first approach. Its wellness & rejuvenation clinics deliver with a focus on regenerative therapies, IV and injection services, cosmetic enhancements amongst a myriad of additional health centric services.

International Health Group (“IHG”)- IHG provides highly trained nursing and medical assistants for hospitals and home health facilities since 2006. IHG Medical Assistant programs include Certified Nursing Assistant (“CNA") and Home Health Aide (“HHA”) training and the fast-track 22-Day CNA Certification Program at its state-approved testing facility.

Pacific Stem Cells (“PSC”)- PSC markets and sells traditional biologics and human cells, tissues, and cellular and tissue-based products (HCT/Ps).

Watson Rx Solutions (“Watson”)- In June 2022, Dalrada Health acquired Watson, an Alabama-based pharmacy with more than 30 years of experience in the retail medical and pharmaceutical industries. Watson specializes in providing expert care and managing disease states through comprehensive prescription management, education, nursing, and total health solutions. Watson maintains pharmacy licenses in all 50 States including Washington D.C.

GlanHealth (“GlanHealth”)- Dalrada Health Products launched GlanHealth in 2020 to distribute alcohol-free hand sanitizers, surface cleaners, laundry aides, antimicrobial solutions, electrostatic sprayers, face masks, gloves, kits, and delivery equipment such as dispensers, stands, and ease of use packaging for the end consumer. GlanHealth leverages an extensive supply chain of producers, resellers, distributors, vendors, and formulators for the development, sale, and marketing of its products and services

Dalrada Energy Services

Dalrada Energy Services (‘DES’) employs next-generation technology that enhances clean energy efforts while reducing the world’s carbon footprint. Through innovative products and commercial services, DES facilitates energy transition for universities, businesses, government buildings, and more. Reducing the world’s carbon footprint and achieving international Net Zero goals are no easy task. Fortunately, Dalrada Energy Services knows how and where to start. By providing robust commercial services that help organizations meet or exceed environmental standards, DES helps mitigate negative impacts for real-world energy transition while removing cost barriers for clients through innovative financing and savings share models.

Dalrada Energy Services (“DES”)- DES currently operates as a single subsidiary which provides end-to-end comprehensive energy service solutions in a robust commercial capacity, DES helps organizations meet environmental, social, and governance (“ESG”) goals and standards while mitigating negative environmental impacts.

Dalrada Precision Manufacturing

Dalrada Precision Manufacturing creates total manufacturing solutions that start with the design and development of high-quality machine parts and components, and end with an efficient global supply chain. This specialized business division can meet today’s high demands and solves industry challenges. Dalrada Precision Manufacturing is confident that it redefines the critical quality of the world’s top components and responds with in-house research, design, engineering, and distribution through a highly reliable global supply chain and improved time-to-market capabilities.

Dalrada Precision Parts (“Precision”)- Precision extends the client its engineering and operations team by helping devise unique manufacturing solutions tailored to their products. Dalrada Precision can enter at any stage of the product lifecycle from concept and design to mass production and logistics.

Likido Ltd. (“Likido”)- Likido is an international engineering company developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and the minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and expected enhancement of quality of life through the provision of low-carbon heating and cooling systems.

During the year, the U.S. Government selected Dalrada’s Likido®ONE high-performance, low-carbon heat pump for real-world testing in a prestigious clean energy program. The expected positive results should not only increase market acceleration and adoption within the federal government acceptance of groundbreaking eco-friendly technology but should also accelerate adoption within the commercial building industry.

Ignite I.T. (“Ignite”)- Ignite is a manufacturer and seller of eco-friendly deep cleaners, parts washers and degreasers that are specially formulated to lift hydrocarbon-based dirt and grease from virtually all surfaces with minimal effort. Ignite products are non-flammable, non-corrosive, non-toxic, butyl-free, water-based, and leave a light citrus scent. Ignite is developed for all surfaces suitable for water and meet or exceed the most stringent industry-testing specifications.

Deposition Technologies (“DepTec”)- Dalrada Precision Manufacturing acquired DepTec in April 2022. DepTec designs, develops, manufactures, and services chemical vapor and physical vapor deposition systems for the microchip and semiconductor industries.

DepTec has built an impressive catalogue of precision OEM parts for PVD (Physical vapor deposition) systems and the Company’s refurbished systems which allows clients the option of purchasing the same model of system they’ve been using for decades –but with significant upgrades and improved efficiencies. Older systems can now operate more reliably with additional control and monitoring plus longer lifespans. DepTec also has its own PVD and CVD (Chemical Vapor Deposition) systems, EVOS-PVD and EVOS -CVD, which deposits metals and non-metals for microchips used in almost every standard and specialized microdevices made today and in the future. These systems can produce a superior film layer utilized in rugged high-stress environment designs.

Dalrada Technologies

Dalrada Technologies has worked with some of the world’s most recognizable companies, providing digital engineering for cutting-edge software systems and offering a host of robust digital services. This business division connects the world with integrated technology and innovative solutions, delivering advanced capabilities and error-free results. Dalrada Technologies creates digital products with expert computer information technology and software engineering services for a variety of technical industries and clients in both B2B and B2C environments.

Prakat (“Prakat”)- Prakat is an ISO 9001-certified company that provides end-to-end technology services across various industries, improving the value chain. The Company specializes in test engineering, accessibility engineering, product engineering, application modernization, billing and revenue management, CRM, and block chain. Prakat provides global customers with software and technology solutions specializing in Test Engineering, Accessibility Engineering, Product Engineering and Application Modernization.

Research and Development

We spent $656,997 and $520,510 on research and development activities during the years ended June 30, 2022 and 2021, respectively. We anticipate that we will incur additional expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

We currently lease 153,541 square feet of office, medical, pharmacy and warehouse space in California, Alabama, Texas, Scotland and India, with leases that expire through 2028.

The following table sets forth information with respect to our facilities:

		Square
		Footage	Lease
Location	Type	(approximate)	Expiration
Escondido, California	Corporate Headquarters	16,137	2025
San Diego, California	Office, Medical Suite	56,561	2028
Chula Vista, California	Office, Medical Suite	3,200	2027
Poway, California	Medical Suite	56,510	2024
Florence, Alabama	Pharmacy	1,433	2024
Brownsville, Texas	Warehouse	10,000	2023
Livingston, Scotland	Warehouse	3,900	2025
Bengaluru, India	Office	5,800	2026

Item 3. Legal Proceedings

Dalrada Health Products (“Dalarada Health”), a subsidiary of Dalrada Financial Corporation, formed a joint venture with Vivera Pharmaceuticals, Inc. (“Vivera”), whereby Vivera is the minority member. As the managing member of the joint venture, Dalrada Health Products, in December 2021, filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509. In addition to filing a cross-complaint against Dalrada Health Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics (a subsidiary of Dalrada Financial Corporation), Dalrada Financial Corporation’s officers, and other unrelated parties. The proceedings are being held at the Superior Court of the State of California, for the County of Orange – Central Justice Center.

A dispute is currently ongoing between the Likido Ltd. and one of its customers, MAPtech Packaging Inc, a US company (“MAPtech”). Arbitration proceedings were raised in June 2021, which have now concluded and currently Likido Ltd. is awaiting the arbitrator's decision (which is expected in a time period of approximately two to three months). The dispute concerns deposit moneys paid to the Company from MAPtech ($429,987.98; approximately £400,000 subject to conversion rates) for the production of a number of chiller units for use in the food packaging industry. The project was delayed largely as a result of Covid-19. The units were required to be redesigned and there were other delays without the Company's control. MAPtech are seeking the return of their deposit together with their costs of the arbitration process. The action has been defended by the Company on the basis that the deposit was non-refundable, that the Company was required to carry out further work on the units, including their partial re-design, on MAPtech's continuing instructions and in response to regulatory changes and that the costs of these works was in excess of the balance of the non-refundable deposit sum. The Company has included a contingency liability in the amount of $271,999 related to the suit.

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

Period	High	Low
Fiscal 2022
First Quarter ended September 30, 2021	$0.3590	$0.0100
Second Quarter ended December 31, 2021	$0.9200	$0.2890
Third Quarter ended March 31, 2022	$0.9190	$0.2650
Fourth Quarter ended June 30, 2022	$0.7200	$0.0300

Fiscal 2021
First Quarter ended September 30, 2020	$0.1000	$0.6000
Second Quarter ended December 31, 2020	$0.3000	$0.2300
Third Quarter ended March 31, 2021	$0.5100	$0.3300
Fourth Quarter ended June 30, 2021	$0.5100	$0.2300

Number of Holders

As of June 30, 2022, there were 72,174,620 issued and outstanding shares of common stock held by a total of 557 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2022, and 2021. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Common Stock Transactions - Fiscal 2022

In August 2021, December 2021, March 2022, and May 2022, the Company issued 87,500 shares of common stock related to the acquisition of PSC (see Note 4. Combinations and Acquisition for additional information).

In October 2021, December 2021, March 2022, and May 2022, the Company issued 125,000 shares of common stock related to the acquisition IHG (see Note 4. Combinations for Acquisition for additional information).

In September 2021, the Company repurchased 329,478 shares of common stock from a Company employee.

In September 2021, the Company issued 2,000,000 shares of common stock to board members.

In October 2021, the Company issued 250,000 shares to Vivera pursuant to the Pala agreement (see Note 3. Investment in Pala Diagnostics for additional information).

In December 2021, the Company issued 500,000 shares of common stock pursuant to a consulting agreement.

In December 2021, the Company cancelled 6,500,000 common shares issued to its Directors, and an advisor, and returned them to treasury.

In March 2022, the Company issued 192,000 shares of common stock pursuant to a consulting agreement.

In June of 2022, the Company issued 164,659 shares of common stock pursuant to the conversion of $68,630 of convertible debt and its related premium and interest expense.

In June 2022, the Company issued 208,777 shares of common stock pursuant to the conversion of $65,034 of convertible debt and its related premium and interest expense.

In June 2022, the Company issued 500,000 shares of common stock related to the acquisition of Watson (see “Note 4. Business Combinations and Acquisition”).

Common Stock Transactions - Fiscal 2021

Effective January 19, 2021, the Company issued 361,420 pursuant to a share exchange agreement. The fair value of $93,369 was included in research and development expenses in the consolidated statements of operations.

Effective March 22, 2021, the Company issued 4,500,000 shares to the board of directors pursuant to the 2020 stock compensation plan. 3,500,000 shares of common stock were granted on July 9, 2020, at $0.08 per share and 1,000,000 shares of common stock were granted on February 25, 2021 at $0.45 per share, for a total fair value of $730,000.

Preferred Stock:

The Company has 100,000 shares authorized of Series F Super Preferred Stock (“Series F Stock”), par value, $0.01, of which 5,000 shares of Series F Stock (at a fair value of $170) were issued to the CEO in December 2019.  Each share of Series F Stock entitles the holder to the greater of (i) one hundred thousand votes for each share of Series F Stock, or (ii) the number of votes equal to the number of all outstanding shares of Common Stock, plus one additional vote such that the holders of Series F Stock shall always constitute most of the voting rights of the Corporation. In any vote or action of the holders of the Series F Stock voting together as a separate class required by law, each share of issued and outstanding Series F Stock shall entitle the holder thereof to one vote per share. The holders of Series F Stock shall vote together with the shares of Common Stock as one class.

On February 1, 2022, the Company converted related party principal and interest into 10,002 shares of Series G Convertible Preferred Stock (“Series G Stock”).  The Series G Stock shall convert at one share of Series G Stock to 2,177 shares of common stock (equivalent to converting the related dollars into common shares at $0.30 per share).  Series G Stock do not have voting rights.

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

Our Independent Registered Public Accounting Firm’s report contains a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report (included in Item 8 of the Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $11,571,783 for the year ended June 30, 2022, and net income of $1,221 during the year ended June 30, 2021. Although the Company continues to rely on equity and debt investors to finance its losses, it is implementing plans to achieve cost savings and other strategic objectives to address Company profitability. In addition to raising debt and equity financing, the Company continues to focus on growing the subsidiaries anticipated to be most profitable while reducing investments in areas that are not expected to have long-term benefits. The Company will continue to pursue synergistic opportunities to enhance its business portfolio.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the years ended June 30, 2022, and 2021:

	Year Ended June 30, 2022
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$13,617,639	$1,261,774	$2,123,437	$2,239,763	$25,000	$19,267,613
Income (Loss) from Operations	2,225,304	967,639	(2,834,342)	30,177	(10,824,022)	(10,435,244)

	Year Ended June 30, 2021
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,739,389	$–	$481,313	$1,185,982	$–	$3,406,684
Income (Loss) from Operations	(1,327,125)	–	(2,024,154)	(276,385)	(4,942,487)	(8,570,151)

Dalrada operates numerous diverse business activities through its Corporate segment as well as its four operating segments: 1) Health; 2) Energy; 3) Manufacturing; and 4) Technology. The business segment data (Note 13 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

During the year we established products and services through a strategic vertical integration approach. Dalrada leveraged its resources to increase market share across all operating segments as well as acquired companies to enhance and strengthen the existing suite of businesses.

In the first quarter of the year, we entered into a joint venture agreement with a diagnostic laboratory as well as expanded our wholly owned diagnostic laboratory to conduct both molecular diagnostic and antibody tests to support the diagnosis of COVID-19.

In the third quarter of the year, due to strong market demands, we expanded our presence in the green energy industry when launching Dalrada Energy Services (“DES”) to service the Environment, Social and Governance (“ESG”) space. DES provides an end-to-end solution that will simultaneously help achieve ESG responsibilities while producing significant cost savings. DES deploys a proprietary financial model (Patent In process) that helps realize reductions in usage through reliable, efficient, and secure protocols meeting long-term clean energy and net-zero sustainability initiatives with no capital investment requirement.

During the third quarter of the year, Dalrada launched Ignite I.T. (“Ignite”), as a manufacturer and seller of eco-friendly deep cleaners, parts washers and degreasers that are specially formulated to lift hydrocarbon-based dirt and grease from virtually all surfaces. Ignite and its family of products directly address global demand and increased government regulation to reduce employee exposure to harmful chemicals and toxic substances. Ignite is a complementary business to the Manufacturing segment of services and products.

Also, in the third quarter of the year, Solas Corp. (“Solas”) expanded its management services agreements to three health and wellness clinics throughout San Diego, California.

Acquisitions

In April 2022, we entered into an agreement to acquire 100% of Silicon Services Consortium (Europe) LTD which is operating as Deposition Technologies (“DepTec”). DepTec was founded in 2004 and has since specialized in delivering precision manufacturing equipment and services for semiconductor, micro-electromechanical systems (MEMS), and medical and optoelectronics device companies. DepTec manufactures chemical vapor and physical vapor deposition systems. DepTec also designs, develops, manufactures, and services advanced vacuum and plasma technology-based systems as well as control systems and software solutions for the semiconductor industry. In 2014, DepTec developed its own unique PVD system, the EVOS, and entered the OEM arena. DepTec currently features multiple systems, including robotics, that assist in producing devices used in the latest medical devices, communications products and virtually all systems utilizing microelctronics. Additionally, DepTec provides refurbished Varian PVD Systems, including the 3180/3190, 3290 and XM-90 systems as well as the Novellus Concept 1 and 2 PECVD Systems.

In June 2022, we entered into an agreement to acquire 100% of RxHealth LLC which is operating as Watson Rx. Watson Rx is a Pharmacy operating in Alabama and focused on managing complex disease states and licensed in all 50 states plus Washington D.C. Its services/products provided include Pharmaceutical, Diabetes Care, Durable Medical Equipment, Health Screenings, and Medication Therapy.

Through the acquisition and integration into Dalrada Life Sciences, Watson Rx further establishes a comprehensive healthcare solution for all Dalrada Health clients with unique offerings that will now include: a pharmacy to facilitate prescription processing, physicians and clinicians at treatment clinics, expanding into telemedicine, engagement of Dalrada-owned testing facilities and laboratories, and utilization of Company-specific technologies to facilitate immediate growth of the business. Watson Rx has a long history of providing excellent pharmacy services and allows Dalrada to expand its healthcare footprint and continue to build a total health management solution on an already successful turnkey operation. Through comprehensive prescription management, education, nursing, and total health management, Watson Rx Solutions” leadership team holds more than six decades of combined experience in various complex pharmacy disease states and retail services, always putting patients first. Dalrada has entered the pharmaceutical space with an accelerated strategic plan to leverage the Company’s existing capabilities.

Revenues and Cost of revenues

Dalrada Health

Total Revenues for Dalrada Health increased $11,878,249 , or 683% from the prior year.

Pala Diagnostics (“Pala”) and Empower Genomics (“Empower”) generated $11,824,717, or 87% of the total revenue for Dalrada Health through its complexity CLIA diagnostic laboratories, focusing primarily on Covid-19 testing services with validated PCR and Rapid antigen testing. Our diagnostic laboratories saw an immediate increase in revenue as a result of the COVID-19 Omicron surge during the summer of 2021 and into Spring of 2022. Our Covid Response Field Tech teams were deployed to senior cares, schools and universities, businesses, and community sites throughout Southern California. During the year, Empower developed proprietary digital registration and reporting software that met all compliance benchmarks required by county, state, and federally funded Covid-19 programs. In March 2022, the HRSA COVID-19 Uninsured Program ceased and stopped accepting claims on March 22, 2022. The cost of revenue was $3,612,891, or 31% of revenue.

IHG’s revenue increased by $334,727 from the prior year and represented 5.78% of the total revenue for Dalrada Health. The increase in revenue was a result of a rising number of students entering and graduating from IHG’s Certified Nursing Assistant (“CNA”), Medical Assistant and Home Health Aid (“HHA”) Certification programs. The cost of revenues increased by 172% from the prior year.

Solas began managing a suite of wellness therapies during fiscal year 2022 and expanded its management services agreements to three locations during fourth quarter of fiscal year 2022. The revenue generated was $723,215, or 5.31% of total revenue for Dalrada Health. The cost of revenue was $750,565.

Watson generated $69,160, or .51% of the total revenue for Dalrada Health between the acquisition date of June 7, 2022 and the fiscal year ended June 30, 2022. The revenue was a driven from subscriptions filled on its existing customer base. The cost of revenue was $12,305.

Dalrada Health and Shark’s sale of alcohol-free natural sanitizers and sanitizing kits decreased by 78% from the prior year. The decrease was a result of a highly competitive sanitization market. Total cost of revenue was $74,420, or 0.55% of total Revenue for Dalrada Health.

Dalrada Precision Manufacturing

Total Revenue for Dalrada Precision Manufacturing rose $1,642,124, or 341% from the prior year. The increase in revenue was a direct result of obtaining an increased customer base in the Dalrada Precision Parts market. Furthermore, the launch of Ignite generated revenue to Precision Manufacturing.

Dalrada Precision Parts generated $1,347,816, or 63% of the total revenue for Dalrada Precision Manufacturing. Revenue for Dalrada Precision Parts increased by $1,197,756, or 233% from the prior year. The increase was a result of an expansion of its customer base in the United States. Additionally, Dalrada Precision Parts purchased several Likido units from Likido Ltd (UK) and sold them to a third party. The cost of revenue was $762,873.

Likido Ltd. generated $155,218, or 7% of the total revenue for Dalrada Precision Manufacturing. Revenue for Likido Ltd. decreased by $176,035, or 53% from the prior year. The decrease was a result of additional R&D completed on the Likido®ONE heat pump in anticipation for an increase in manufacturing volumes. Likido Ltd. sold several Likido®ONE and Likido®CRYO units to Dalrada Precision Parts which was eliminated in consolidation. During the year Likido Ltd. began working with Likido Corp. (USA) to ramp up manufacturing in the United States. The cost of revenues was $946,890 and includes a write down of inventory.

DepTec generated $570,225, or 27% of the total revenue for Dalrada Precision Manufacturing between the acquisition date of April 6, 2022, and the fiscal year ended June 30, 2022. DepTec records its revenue on a percentage of completion method. The cost of revenues was $290,368.

Ignite’s cleaners, parts washers and degreasers products generated $50,178, or 2% of total revenue for Dalrada Precision Manufacturing. The cost of revenue was $23,916.

Dalrada Energy Services

Dalrada Energy Services generated $1,261,774 during the year through implementing robust energy savings strategies to several properties of a related party. The Revenue was a result of a sales-type lease arrangement for obtaining energy savings over a 20-year contract. The cost of revenue was $172,231.

DES made significant investments to meet strong market demand from is strategically working global public and private sector organizations to adopt real, measurable, and repeatable Environmental, Social, and Governance (ESG) measures. These measures also allow our clients and DES to benefit from ESG focused laws and mandates that require businesses to create and adhere to their own sustainability plans. This includes the elimination of legacy lighting, oil and natural gas boilers and other high carbon producing infrastructure. DES implements the following upgrades and enhancements as part of its energy savings strategies:

•	Lighting (LED Enhancement)
•	HVAC Upgrades
•	Building Management
•	Power Factor Correction Technology
•	Air Handling / Thermal Equalization
•	Likido® High Efficiency Heat Pumps
•	Advanced Water Conservation Technology
•	Solar
•	Metaverse

Dalrada Technologies

Total Revenue for Dalrada Technologies” sole subsidiary, Prakat, rose $1,053,781, or 89% from the prior year. The increase in revenue was a direct result of a small number of larger contracts in Asia.

Operating Expenses

Operating expenses for the year ended June 30, 2022, was $20,941,591 compared to operating expenses of $9,504,869 during the year ended June 30, 2021, an increase of $11,436,722.

Corporate

Operating expenses for the corporate segment increased by $6,089,806 from the prior year and represented 52% of the total operating expenses.

The Corporate segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $3,193,462, or 165% from the prior year and is a result of the rapid expansion of the Company as well as adding several key members to our management team that have significant operating experience. Several employees are shared resources across the four business segments and are included in the corporate segment.

•	Legal and professional fees increased by $946,428, or 105% from the prior year and is a result of the Company’s acquisitions and continued vertical growth within each segment.

•	Sales and marketing costs decreased by $167,343, or 37% from the prior year as a result of paid media, content creation expenses and other marketing expenses being recognized across each segment. Marketing costs are geared towards customer acquisition and retention and building brand awareness.

•	Other general and administrative costs for general corporate expenses, including information technology, rent, travel, and insurance increased by $146,161, or 22% from the prior year and is a result of the Company’s rapid expansion.

Interest Expense increased by $593,938, or 100% from the prior year as a result of related party debt, PPP loans, and convertible debt. See “Note 7. Notes Payable” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our outstanding debt.

Stock-based compensation includes expenses related to equity awards issued to employees and non-employee directors. Stock-based compensation increased by $1,971,098, or 246% from the prior year. See “Note 12. Stock-Based Compensation” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our stock-based compensation.

Dalrada Health

Operating expenses for the Dalrada Health segment increased by $4,006,142 from the prior year and represented 29% of the total operating expenses.

The Dalrada Health segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $343,873, or 85% from the prior year and is a result of the joint venture with Pala Diagnostics, the expansion of Empower Genomics and Solas as well as the acquisition of Watson.

•	Legal and Professional Fees increased by $900,811, or 197% from the prior year and is a result of clinical studies related to the CerVIA kit, consulting related to diagnostics and acquisitions for Dalrada Health. The increase in legal fees was a result of the lawsuit with Vivera Pharmaceuticals.

•	Sales and marketing costs increased by $109,592, or 90% from the prior year as a result of paid media, content creation expenses, events and other marketing expenses related to Empower Genomics, Pala Diagnostics, Solas, and GlanHealth.

•	Other general and administrative costs for general corporate expenses, including information technology, rent, travel, and insurance increased by $2,434,558, or 210% from the prior year and is a result of the joint venture with Pala Diagnostics, the expansion of Empower Genomics and Solas as well as the acquisition of Watson.

Dalrada Precision Manufacturing

Operating expenses for the Dalrada Precision Manufacturing segment increased by $2,993,732 from the prior year and represented 14% of the total operating expenses.

The Dalrada Precision Manufacturing Segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $9,923, or 3% from the prior year.

•	Legal and Professional Fees increased by $265,763, or 68% from the prior year and is a result of consulting fees for the growth in manufacturing of precision parts in Asia as well as consulting related to establishing manufacturing capabilities of the Likido®ONE in the United States. The increase in legal fees was a result of the Likido Ltd.’s lawsuit with MAPtech Packaging, Inc.

•	Sales and marketing costs decreased by $3,729, or 9% from the prior year.

•	Other general and administrative costs for general corporate expenses, including information technology, rent, travel, and insurance increased by $795,360, or 171% from the prior year and is a result of expansion in the Precision Parts and Ignite businesses.

Dalrada Energy Services

The Dalrada Energy Services Segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Legal and Professional Fees include consultants related to the implementation of energy savings strategies for the segment.

•	Other general and administrative costs for general corporate expenses, including travel and taxes.

Dalrada Technologies

The Dalrada Technologies segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $128,546, or 66% from the prior year and is a result of a larger customer base and wage inflation.

•	Legal and Professional Fees decreased by $156,804, or 32% from the prior year.

•	Sales and marketing costs decreased by $30,630, or 85% from the prior year.

•	Other general and administrative costs for general corporate expenses, including information technology, rent, travel, and insurance increased by $72,954, or 48% from the prior year.

Other Income (Expense)

Other Income decreased by $9,575,398, or 112% from the prior year. The change in Other Income (Expense) was a result of additional interest of $1,303,714 related to additional related party debt, EIDL loans, and convertible debt. See “Note 7. Notes Payable” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our outstanding debt. The change in Other Income (Expense) was also related to a $9,054,041 “Gain on expiration of accrued payroll taxes” as a result of quarterly tax liabilities that expired during fiscal 2021.

Net Income (Loss)

Net Loss for the year ended June 30, 2022, was $11,571,783 compared to a Net Income of $1,221 during the year ended June 30, 2022

Liquidity and Capital Resources

As of June 30, 2022, the Company had current assets of $9,563,566 and current liabilities of $20,416,745 compared with current assets of $1,640,511 and current liabilities of $17,175,111 at June 30, 2021. The increase in the working capital deficit of was due to the fact that the Company recovered tax liability during the prior year which was used to offset outstanding obligations. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits.

The Company anticipates an increase in sales of Likido’s Likido®ONE heat pump through DES’ energy savings projects as well as its current and future customer base. Furthermore, the United States General Services Administration (GSA) and the Department of Energy (DOE) have chosen the Company’s Likido®ONE heat pump to help reduce greenhouse emissions from commercial buildings through high performance, low-carbon solutions set forth by the Green Proving Ground (GPG) program.

The company has completed and anticipates obtaining material ESG contracts through its DES subsidiary and expects to sell these contracts to various investment firms and energy brokerages.

The Company is owed a material amount of account receivable from insurance providers related to the COVID-19 testing services. Furthermore, the Company wrote down $1,758,000 of revenue during the year ended June 30, 2022 which it is actively working to recoup through its third-party billing company.

Additional sales are expected through the Company’s increased Precision Parts sales channels, expansion of Prakat’s technology services, IHG’s increased educational footprint through launching the LVN program, opportunities within the pharmaceutical business and other new business opportunities (see “Subsequent Events”). These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

	Year Ended
	June 30,
	2022	2021
Net cash used in operating activities	$(10,349,808)	$(5,583,788)
Net cash used in investing activities	(574,040)	(385,830)
Net cash provided by financing activities	11,668,585	5,964,554
Net change in cash during the period, before effects of foreign currency	$744,737	$(5,064)

Cash flow from Operating Activities

During the year ended June 30, 2022, the Company used $10,349,808 of cash for operating activities compared to $5,583,788 used during the year ended June 30, 2021. The increase in the use of cash for operating activities was primarily due to an overall increase in day-to-day operating costs while the Company continues to grow in addition to its new business units.

Cash flow from Investing Activities

During the year ended June 30, 2022, the Company used $574,040 of cash for investing activities compared to $385,830 used during the year ended June 30, 2021. The increase in the use of cash for investing activities was due to the purchase of equipment and the acquisition of DepTec and Watson.

Cash flow from Financing Activities

During the year ended June 30, 2022, the Company received $11,668,585 of cash for financing activities compared to $5,964,554 used during the year ended June 30, 2021. The increase was due to the issuance of related party and convertible notes payables in the amount of $11,492,218 and $2,880,000, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, Revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

In July 2022 through October 31, 2022, the Company issued 8,132,415 shares of common stock for the conversion of $1,231,471 in convertible notes held by YA II PN, LTD at an average conversion price of $0.1514.

On July 1, 2022, the Company issued 500,000 shares of common stock as part of the consideration for the acquisition of Deposition Technologies.

On October 10, 2022, the Company acquired 100% of Bothof Brothers Construction, Inc., a California corporation, for a transaction valued at $1,530,000, of which $1,080,000 will be paid in salary to the seller over a 36-month period, plus 3,000,000 cashless warrants with a strike price of $0.15 per share, valued at $450,000. The warrants will vest quarterly over a 24-month period.

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

Revenue Recognition

The Company recognizes and accounts for revenue in accordance with ASC 606 as a principal on the sale of goods and services. Pursuant to ASC 606, revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

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

Business Combination

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the  business  combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive loss.

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. There was impairment of goodwill in the amount of $218,308 as of June 30, 2022.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted this pronouncement on July 1, 2021.

In October 2021, the FASB issued ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Under current accounting standards, contract assets and contract liabilities acquired in a business combination are to be recorded at fair value using the ASC 805 measurement principle. ASU 2021-08 requires the acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606: Revenue from Contracts with Customers as if the acquirer had originated the contracts rather than at fair value. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt ASU 2021-08 on a prospective basis as of July 1, 2021. The election to use practical expedients allowed under ASU 2021-08 will be applied on an acquisition-by-acquisition basis. There was no impact to the Company’s consolidated financial statements as of the adoption date.

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

Item 8. Financial Statements

DALRADA FINANCIAL CORPORATION

Consolidated Financial Statements

For the Years Ended June 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dalrada Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dalrada Financial Corporation and subsidiaries (collectively the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Related Party Transactions including Revenue Recognition

Description of the Matter:

As discussed in Notes 2, 4, 7, 8, 9, 10, 11, 12 and 14 to the consolidated financial statements, the Company has significant related party transactions involving revenue, accounts receivable, accounts payable, loans payable, advances, and expenses paid by and to multiple related parties. Our auditing of management’s identification of related parties and the related transactions including recognition of revenue was complex and is based on a thorough understanding the Company’s related party relationships, contracts, and business activities. These were the principal considerations that led us to determine this as a critical audit matter.

How We Addressed the Matter in our Audit:

We evaluated the controls over the Company’s identification of, and recording of related party transactions, and of the revenue recognition process, including walkthroughs of internal controls. We confirmed certain balances and transactions with related parties. To evaluate the related party’s satisfaction of performance obligations, our audit procedures included, among others, reviewing contracts and evaluating management’s assumptions used to determine the distinct performance obligations, and reviewing the branding work performed by the Company for various products. In addition, to identify undisclosed related party transactions we performed the following: 1) made inquiries of management and other individuals throughout the Company; 2) obtained a selection of expenses and reviewed for related party indicators; 3) reviewed public filings and other online information available; 4) confirmed with the transfer agent regarding significant shareholders; and 5) related procedures performed in other parts of the audit engagement.

Revenue Recognition

Description of the Matter:

As disclosed in Note 2, 9 and 12, the Company recognizes revenue when or as the Company satisfies a customer agreement performance obligation by transferring control of a product or service to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. In determining revenue recognition for certain customer agreements, significant judgment was exercised by the Company, and included the following: 1) An assessment of the products and services promised in contracts or customer agreements, and the identification of a performance obligation for each promise to transfer to the customer a product or service that is distinct. 2) Determination of relative standalone selling price for distinct performance obligations. 3) The timing of product or service delivery for performance obligations. 4) Net revenues and accounts receivable recognized from healthcare insurers and government payers consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and, additionally for healthcare insurers, the terms of the Company’s contractual arrangements. As disclosed by management, the process for estimating revenues and the ultimate collection of receivables associated involves significant assumptions and judgments. Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive, which led us to determine this as a critical audit matter.

How We Addressed the Matter in our Audit:

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included an evaluation of the controls related to the identification of distinct performance obligations and the determination of the timing of revenue recognition. We also evaluated management’s significant accounting policies related to certain customer agreements. In addition, we selected customer agreements and performed the following procedures: 1) Obtained and read the customer agreements or contracts for each selected agreement. 2) Evaluated and tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations. 3) Evaluated the appropriateness of management’s application of their accounting principles, in their determination of revenue recognition conclusions. 4) Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements. 5) These procedures also included, among others, testing management's process for developing the estimate for contractual allowances, including (i) evaluating the appropriateness of the methodology, (ii) testing the completeness and accuracy of the historical contractual allowance and collection data from the Company’s billing system, which is an input to the methodology, and (iii) evaluating the reasonableness of management’s assumptions used to estimate contractual allowances (net accounts receivable).

/s/ dbbmckennon

We have served as the Company’s auditor since 2019.

San Diego, California

October 31, 2022

PCAOB No. 3501

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets

	June 30,	June 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$772,062	$110,285
Accounts receivable, net	6,406,555	265,812
Accounts receivable, net - related parties	41,603	69,952
Other receivables	288,655	67,328
Inventories	1,624,621	842,108
Prepaid expenses and other current assets	430,070	285,026
Total current assets	9,563,566	1,640,511
Long-term receivables	42,395	–
Long-term receivables - related parties	1,209,103	–
Property and equipment, net	1,076,412	489,902
Goodwill	4,253,424	736,456
Intangible assets, net	3,524,888	664,494
Right of use asset, net	1,665,436	532,327
Right of use asset, net - related party	1,087,256	639,415
Total assets	$22,422,480	$4,703,105

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,331,919	$910,339
Accrued liabilities	1,799,404	641,380
Accrued payroll taxes, penalties and interest	2,055,736	1,953,024
Accounts payable and accrued liabilities – related parties	1,270,133	414,237
Deferred revenue	720,923	219,999
Notes payable, current portion	669,028	415,817
Notes payable – related parties	9,269,377	10,508,955
Convertible note payable - related party	–	1,875,000
Convertible notes payable, net of debt discount	1,495,528	–
Right of use liability	435,647	76,570
Right of use liability - related party	369,050	159,790
Total current liabilities	20,416,745	17,175,111
Long-term payables	120,534	–
Notes payable	479,001	–
Notes payable – related parties	9,538,685	–
Contingent consideration	4,870,800	–
Right of use liability	1,231,691	455,757
Right of use liability - related party	718,206	479,625
Total liabilities	37,375,662	18,110,493

Commitments and contingencies (Note 14)	–	–

Stockholders' deficit:
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 and 0 shares issued and outstanding as of June 30, 2022 and 2021, respectively	100	–
Series F preferred stock, $0.01 par value, 5,000 and 5,000 shares authorized issued and outstanding as of June 30, 2022 and 2021, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 72,174,620 and 73,838,662 shares issued and outstanding at June 30, 2022 and 2021, respectively	360,855	369,194
Common stock to be issued	1,066,925	601,825
Additional paid-in capital	104,627,032	92,965,821
Noncontrolling interests	479,019	(38,391)
Accumulated deficit	(121,436,490)	(107,338,174)
Accumulated other comprehensive income	(50,673)	32,287
Total stockholders' deficit	(14,953,182)	(13,407,388)
Total liabilities and stockholders' deficit	$22,422,480	$4,703,105

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Operations

	Year Ended
	June 30,
	2022	2021
Revenues	$17,864,557	$3,074,027
Revenues - related party	1,403,056	332,657
Total revenues	19,267,613	3,406,684
Cost of revenue	8,761,266	2,471,966
Gross profit	10,506,347	934,718

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $2,772,770 and $801,672, respectively)	20,066,286	8,984,359
Research and development	656,997	520,510
Loss on impairment of goodwill	218,308	–
Total operating expenses	20,941,591	9,504,869
Loss from operations	(10,435,244)	(8,570,151)

Other income (expense):
Interest expense	(1,303,714)	(670,272)
Interest income	4,451	6,278
Other income (expense)	308,534	114,401
Gain on expiration of accrued tax liability	–	9,054,041
Gain (loss) on foreign exchange	(13,297)	66,924
Total other income (expenses)	(1,004,026)	8,571,372
Net income (loss) before taxes	(11,439,270)	1,221
Income taxes	132,513	–
Net income (loss)	(11,571,783)	1,221
Net income (loss) attributable to noncontrolling interests	2,526,533	(90,212)
Net loss attributable to Dalrada Financial Corporation stockholders	$(14,098,316)	$91,433

Foreign currency translation	(82,960)	40,184
Comprehensive income (loss)	$(11,654,743)	$41,405

Net income (loss) per common share to Dalrada stockholders - basic and diluted	$(0.20)	$0.00

Weighted average common shares outstanding — basic	72,217,851	70,318,073
Weighted average common shares outstanding — diluted	72,217,851	128,946,367

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock						Common Stock	Additional			Accumulated Other	Total
	Series G		Series F		Common Stock		to be	Paid-in	Noncontrolling	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Interests	Deficit	Income (Loss)	Deficit

Balance at June 30, 2020	5,000	$50	5,000	$50	68,464,742	$342,324	–	$91,904,874	$51,821	$(107,429,607)	$(7,897)	$(15,138,435)
Common stock issued to board members	–	–	–	–	4,500,000	22,500	–	707,500	–	–	–	730,000
Common stock issued pursuant to business combinations	–	–	–	–	873,920	4,370	601,825	281,774	–	–	–	887,969
Stock-based compensation	–	–	–	–				71,673	–	–	–	71,673
Net income (loss)	–	–	–	–	–	–	–	–	(90,212)	91,433	–	1,221
Foreign currency translation	–	–	–	–	–	–	–	–	–	–	40,184	40,184
Balance at June 30, 2021	–	–	5,000	50	73,838,662	369,194	601,825	92,965,821	(38,391)	(107,338,174)	32,287	(13,407,388)
Conversion of related party notes into preferred stock	10,002	100	–	–	–	–	–	6,532,106	–	–	–	6,532,206
Common stock issued pursuant to acquisitions	–	–	–	–	1,850,000	9,252	290,100	793,651	–	–	–	1,093,003
Joint ventures	–	–	–	–	250,000	1,250	–	57,310	(2,009,123)	–	–	(1,950,563)
Reversal of shares previously issued to directors	–	–	–	–	(6,829,478)	(34,147)	–	19,321	–	–	–	(14,826)
Common stock and warrants issued in connection with convertible note	–	–	–	–	192,000	930	–	1,541,765	–	–	–	1,542,695
Common stock issued pursuant to conversion of note	–	–	–	–	373,436	1,876	–	131,788	–	–	–	133,664
Stock-based compensation	–	–	–	–	2,500,000	12,500	175,000	2,585,270	–	–	–	2,772,770
Net income (loss)	–	–	–	–	–	–	–	–	2,526,533	(14,098,316)	–	(11,571,783)
Foreign currency translation	–	–	–	–	–	–	–	–	–	–	(82,960)	(82,960)
Balance at June 30, 2022	10,002	$100	5,000	$50	72,174,620	$360,855	1,066,925	$104,627,032	$479,019	$(121,436,490)	$(50,673)	$(14,953,182)

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(11,571,783)	$1,221
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323,018	141,388
Stock compensation	2,772,770	801,672
Bad debt expense	1,659,559	–
Change in fair value of contingent consideration	(182,200)	–
Amortization of debt discount	554,970	–
Convertible debt premium satisfied with common stock	20,000	–
Non-cash research and development expenses	–	113,969
Gain on expiration of accrued tax liability	–	(9,054,041)
Gain on forgiveness of debt	–	(78,479)
Loss on impairment of goodwill	218,308	–
Changes in operating assets and liabilities:
Accounts receivable	(7,383,296)	29,274
Other receivables	(221,327)	11,685
Inventories	(608,657)	(191,686)
Prepaid expenses and other current assets	(137,767)	(133,613)
Long-term receivables	(1,251,498)	–
Accounts payable	1,116,618	563,338
Long-term payables	120,534	–
Accounts payable and accrued liabilities - related parties	2,405,364	1,345,875
Accrued liabilities	1,211,943	370,789
Accrued payroll taxes, penalties and interest	102,712	487,625
Deferred revenue	500,924	7,194
Net cash used in operating activities	(10,349,808)	(5,583,788)
Cash flows from investing activities:
Net cash received (paid) in business combinations	308,207	(27,869)
Purchase of property and equipment	(640,184)	(357,961)
Purchase of intangibles	(242,063)	–
Net cash used in investing activities	(574,040)	(385,830)
Cash flows from financing activities:
Proceeds from related party notes payable	11,492,218	5,967,054
Repayments of related party notes payable	(233,556)	–
Net proceeds (repayments) from notes payable	(34,943)	(2,500)
Proceeds from convertible note payable	2,880,000	–
Repayments of convertible note payable	(300,000)	–
Distributions to noncontrolling interest	(2,120,308)	–
Repurchase of common shares from subsidiary	(14,826)	–
Net cash provided by financing activities	11,668,585	5,964,554
Net change in cash and cash equivalents	744,737	(5,064)
Effect of exchange rate changes on cash	(82,960)	40,184
Cash and cash equivalents at beginning of year	110,285	75,165
Cash and cash equivalents at end of year	$772,062	$110,285

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$77,766	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$6,532,206	$–
Contribution of property and equipment into joint venture	$111,185	$–
Issuance of shares to joint venture partner	$58,560	$–
Conversion of accounts payable related parties to notes payable related parties	$181,744	$–
Common stock and warrants issued in connection with convertible note	$1,542,695	$–
Common stock issued pursuant to conversion of note, accrued interest and premium	$133,664	$–
Common stock issued pursuant to business combination	$1,093,003	$887,969
Fair value of assets acquired and liabilities assumed in acquisition	$468,232	$(200,696)
Conversion of accounts payable related parties to related parties convertible notes	$–	$1,488,119
Outstanding balance of note payable issued for due to seller payment	$–	$98,000

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2022, and 2021

1.	Organization and Nature of Operations

Dalrada Financial Corporation, (“Dalrada”), was incorporated in September 1982 under the laws of the State of California. It was reincorporated in May 1983 under the laws of the State of Delaware and reincorporated again on May 5, 2020, under the laws of the state of Wyoming. Dalrada Financial Corporation trades under the symbol, OTCQB: DFCO.

In June 2018, the Company created a new subsidiary, Dalrada Precision Corp. (“Dalrada Precision”). Dalrada Precision was formed to provide manufacturing solutions which start with the design and development of high-quality machine parts and components, and end with an efficient global supply chain.

In October 2018, the Company created a new subsidiary, Dalrada Health Products Corp (“Dalrada Health”) for the distribution of medical disposables, hospital equipment and furniture, medical devices, laboratory and dental products, and sanitizing, disinfectant and PPE products & services.

On December 6, 2019, Dalrada, via its wholly owned subsidiary, Dalrada Precision, acquired 100% of the issued and outstanding shares of Likido Ltd. (HQ), a United Kingdom company (“Likido”). Likido is an international technology company developing advanced solutions for the harvesting and recycling of energy.

On January 9, 2020, Dalrada acquired 72% of the issued and outstanding shares of Prakat Solutions Inc. a Texas corporation, (“Prakat”). Prakat provides global customers with software and technology solutions specializing in Test Engineering,

On or about March 23, 2020, Dalrada Health acquired 100% of the issued and outstanding shares of Shark Innovative Technologies Corp. (“Shark”). Shark is a cleaning solutions provider using electrostatic machines to spray and deodorize residential spaces, healthcare facilities, hospitality, transportation, manufacturing, automotive, schools/education systems, and other facilities requiring cleaning services.

On January 29, 2021, Dalrada Health acquired 100% of the issued and outstanding shares of International Health Group, Inc., a California corporation (“IHG”). IHG provides highly trained nursing and medical assistants for hospitals and home health facilities since 2006. IHG Medical Assistant programs include CNA (“Certified Nursing Assistant”) and HHA (“Home Health Aide”) training and the fast-track 22-Day CNA Certification Program at its state-approved testing facility (see “Note 4. Business Combinations and Acquisition” for additional information).

On February 3, 2021, Dalrada Health acquired 100% of the limited liability units of Pacific Stem Cells, LLC, a California limited liability company (“Pacific Stem”). Pacific Stem provides regenerative therapy as a potential solution for the prevention, detection, and treatment of cellular breakdown associated with aging and a variety of other conditions (see “Note 4. Business Combinations and Acquisition” for additional information).

On April 21, 2021, the Company acquired 100% of the limited liability units of Ignite IT LLC, a Wisconsin limited liability company (“Ignite”). Ignite is a manufacturer and seller of eco-friendly deep cleaners, parts washers and degreasers that are specially formulated to lift hydrocarbon-based dirt and grease (see “Note 4. Business Combinations and Acquisition” for additional information).

In June 2021, the Company launched Empower Genomics Corp. (“Empower”) to enter the genetic and diagnostics testing industry.

In June 2021, the Company launched Solas Corp. (“Solas”) as an end-to-end management and oversight company for health and wellness practices throughout the California.

On July 23, 2021, the Company, through Dalrada Health, entered into a Limited Liability Company Agreement, for a 51% membership interest, with Pala Diagnostics, LLC, a California limited liability company (“Pala”). Pala was formed to provide diagnostic testing, specifically COVID-19.

On April 7, 2022, the Company acquired 100% of the issued and outstanding shares of Silicon Services Consortium (Europe) LTD, a United Kingdom company (“DepTec”). DepTec designs, develops, manufactures, and services chemical vapor and physical vapor deposition systems for the microchip and semiconductor industries (see “Note 4. Business Combinations and Acquisition” for additional information).

On June 7, 2022, the Company acquired 100% of the limited liability units of RxHealth LLC, a Louisiana limited liability company (“Watson”). Watson specializes in providing expert care and managing disease states through comprehensive prescription management, education, nursing, and total health solutions (see “Note 4. Business Combinations and Acquisition” for additional information).

The Company's principal executive offices are located at 600 La Terraza Blvd., Escondido, California 92025.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2022, the Company had a working capital deficit of $9,357,651 and an accumulated deficit of $121,436,490. The Company incurred negative cash flows from operations for the years ended June 30, 2022, and 2021, and raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company expects to fund any short-term operational deficits through collection of outstanding accounts receivable from HRSA, insurance providers, the sale of Likido units as well as loans from related parties.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

(b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Dalrada Precision Corp., a company incorporated in the State of California, since June 25, 2018 (date of incorporation), Dalrada Health Products, a company incorporated in the State of California, since October 2, 2018 (date of incorporation), Dalrada Technologies, LLC, a company incorporated in the State of Wyoming, since January 1, 2020 (date of incorporation), Dalrada Energy Services, Inc., a company incorporated in the State of Wyoming, since March 17, 2022 (date of incorporation), since their respective acquisition dates (see Note 4). All inter-company transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest. Additionally, the consolidated financial statements include the accounts of variable interest entities (“VIEs”) in which the Company has a variable interest and for which the Company is the “primary beneficiary” as it has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. All significant intercompany accounts and transactions are eliminated in consolidation.

Income attributable to the minority interest in the Company's majority owned and controlled consolidated subsidiaries is recorded as net income attributable to noncontrolling interests in the consolidated statements of operations and the noncontrolling interest is reflected as a separate component of consolidated stockholders' equity in the consolidated balance sheet.

(c)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the revenue, valuation of inventory, valuation of accrued payroll tax liabilities, valuation of acquired assets and liabilities, variables used in the computation of share-based compensation, litigation, and evaluation of goodwill and intangible assets for impairment.

The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

When estimating its allowance for credit losses related to revenues from Covid Testing, the Company differentiates its receivables based on the following customer types: healthcare insurers, government payers, and cash payers. Additionally, the Company applies assumptions and judgments for assessing collectability and determining net revenues and accounts receivable from its customers. Historical collection factors we considered for assessing collectability and determining net revenues and accounts receivable from our customers include the period of time that the receivables have been outstanding, history of payment amounts, status of collections due, and applicable statutes of limitations.

During the year ended June 30, 2022, healthcare insurers and government payers accounted for over 61% of total revenues. Also, healthcare insurers and government payers amounted to total revenue of $11,824,717. The accounts receivable related to both healthcare insurers and government payers is $4,129,953 as of June 30, 2022.

As of the year ended June 30, 2022, $880,500 is owed by a customer from the sale of several Likido units.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	–	$4,870,800	–	$4,870,800
	$–	$4,870,800	$–	$4,870,800

The Company records a contingent consideration liability relating to stock price guarantees included in its acquisition and consulting agreements. The estimated fair value of the contingent consideration is recorded using a significant observable measure and is therefore classified as a Level 2 financial instrument.

The fair value of the contingent consideration liability related to the Company’s business combinations is valued based on a forward contract and the guaranteed equity value at settlement as defined in the acquisition agreement (see “Note 4. Business Combinations and Acquisition). The fair value of the contingent consideration is then calculated based on the guaranteed equity value at settlement as defined in the acquisition agreement. (See “Note 14. Commitments and Contingencies”).

Changes in contingent consideration liability during the year ended June 30, 2022, are as follows:

Contingent
Consideration
Liability
Balance as of June 30, 2021	$–
Initial recognition in connection with acquisition of DepTec	5,053,000
Change in fair value	(182,200)
Balance as of June 30, 2022	$4,870,800

The change in fair value was due to the issuance of 333,333 common stock shares pursuant to the acquisition and the change in exchange rates for which the liability needs to be satisfied, British Pounds.

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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues.  Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2022, and 2021, the Company had an allowance of doubtful accounts of $119,791 and $37,465, respectively.

Pala and Empower have a standardized approach to estimate the amount of consideration that we expect to be entitled to for its COVID-19 testing revenue, including the impact of contractual allowances (including payer denials), and patient price concessions. The Company principally estimates the allowance for credit losses by pool based on historical collection experience, the current credit worthiness of the customers, current economic conditions, expectations of future economic conditions and the period of time that the receivables have been outstanding. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates.

In March 2022, the U.S. Health Resources and Services Administration (“HRSA”) informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the year ended June 30, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented 41% of our COVID-19 testing net revenue. As of June 30, 2022, 26% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. As a result of HRSA ceasing the COVID-19 Uninsured Program, the Company reduced its Accounts Receivable by $1,661,618 for the year ended June 30, 2022. Although we believe that our estimates for contractual allowances and patient price concessions are appropriate, actual results could differ from those estimates.

(i)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of June 30, 2022 and 2021, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

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

(l)	Contingent Consideration

The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and recognizes any change in fair in the consolidated statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore, materially affect the Company’s future financial results. The contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid in capital in the stockholders’ deficit section of the Company’s consolidated balance sheets.

(m)	Impairment of Long-Lived Assets

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of June 30, 2022, there were quantitative factors that indicated goodwill was impaired in the amount of $218,308.

An intangible asset is an identifiable non-monetary asset without physical substance. Such an asset is identifiable when it is separable, or when it arises from contractual or other legal rights. Separable assets can be sold, transferred, licensed, etc. Examples of intangible assets include computer software, licenses, trademarks, patents, films, and copyrights. The Company’s intangible assets are finite lived assets and are amortized on a straight-line basis over the estimated useful lives of the assets.

(n)	Revenue Recognition

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

The Company’s revenue is derived from the sales of its products, which represents net sales recorded in the Company’s consolidated statements of operations. Product sales are recognized when performance obligations under the terms of the contract with the customer are satisfied. Typically, this would occur upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. The Company measures revenue as the amount of consideration to which it expects to be entitled in exchange for transferring goods (transaction price). The Company records reductions to revenue for estimated customer returns, allowances, markdowns, and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances is inherently uncertain and may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it will record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Reserves for returns, and markdowns are included within accrued expenses and other liabilities. Allowance and discounts are recorded in accounts receivable, net and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheets.

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of June 30, 2022, or 2021.

Net revenues from COVID-19 testing accounted for over 61% of the Company’s total net revenues for the twelve months ended June 30, 2022, and primarily comprised of a high volume of relatively low-dollar transactions. Pala and Empower, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Pala and Empower do not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

DES records a sales-type where the Company is the lessor. The Company records its investment in the plant and equipment, used to upgrade a customer’s real property, leased to franchisees on a net basis, which is comprised of the present value of fixed lease payments not yet received over the course of the energy savings agreements. The current and long-term portions of our net investment in sales-type leases are included in “Accounts Receivable, net – related parties” and “Long-term receivables – related parties” respectively. Unearned income is recognized as interest income over the lease term. Sales-type leases result in the recognition of gain or loss at the commencement of the lease, which is recorded to “Revenues – related party.”

DepTec recognizes revenues using a cost-based input method, by which we use actual costs incurred relative to the total estimated contract costs to determine, as a percentage, progress toward contract completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The Company also earns service revenue from its other subsidiaries, including information technology and consulting services via Prakat, educational programs, and courses via IHG, and management services for Solas. For Prakat and Solas, revenues are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project, which represents transfer of control to the customer. For IHG, revenues are recognized over the course of a semester while services are performed.

Deferred Revenue:

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied at the end of the reporting period and an explanation of when the entity expects to recognize revenue by either a quantitative basis or a qualitative basis.

Deferred Revenues are made up of deposits and pre-payments related to products not yet delivered, and/or services not yet performed. Deferred revenues for the year ended June 30, 2022, was $720,923 compared to $219,999 as of the year ended June 30, 2021.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Year Ended
	June 30,
	2022	2021
Product sales - third parties	$2,280,403	$1,053,720
Product sales - related party	75,324	62,607
Service revenue - third parties	15,584,154	2,020,307
Service revenue - related party	1,327,732	270,050
Total revenue	$19,267,613	$3,406,684

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30,	June 30,
	2022	2021
Accounts receivable, net	$6,406,555	$265,812
Accounts receivable, net - related parties	41,603	69,952
Long-term receivables	42,395	–
Long-term receivables - related parties	1,209,103	–
Deferred revenue	720,923	219,999

The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities represent a set-up fee prepayment received from a customer in advance of performance obligations met.

(o)	Cost of Revenue

Cost of revenue consists primarily of inventory sold and related freight for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Year Ended
	June 30,
	2022	2021
Product sales	$2,547,392	$1,331,329
Service revenue	6,213,874	1,140,637
Total cost of revenue	$8,761,266	$2,471,966

(p)	Advertising

Advertising costs are expensed as incurred. During the fiscal years ended June 30, 2022, and 2021, advertising expenses were $560,777 and $563,907, respectively.

(q)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the quoted market price of the equity instruments issued. During the years ended June 30, 2022, and 2021, stock-based compensation expenses were $2,772,770 and $801,672, respectively.

(r)	Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the Likido and DepTec subsidiaries is the Great British Pound. The functional currency of Prakat is the Indian Rupee. The financial statements of the Company’s subsidiaries were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Gains and losses arising on foreign currency denominated transactions are included in consolidated statements of operations.

(s)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. During the years ended June 30, 2022, and 2021, the Company’s only component of comprehensive income was foreign currency translation adjustments.

(t)	Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company's consolidated balance sheets and statements of changes in stockholders’ deficit. Net loss attributable to non-controlling interests are reflected separately from consolidated net loss in the consolidated statements of comprehensive loss and statements of changes in stockholders’ deficit. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

(u)	Basic and Diluted Net Income (Loss) per Share

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

As all potentially dilutive securities are anti-dilutive as of June 30, 2022, diluted net loss per share is the same as basic net loss per share. Potentially dilutive items outstanding as of June 30, 2022 are as follows:

June 30, 2022
Convertible notes payable	2,999,148
Common stock warrants	12,025,000
Total potentially dilutive items outstanding	15,024,148

The average closing price during the year exceeded the exercise prices; as a result, there was no effect during the year ended June 30, 2022.

In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding for the year ended June 30, 2021:

Year Ended
June 30, 2021
Weighted average number of common shares outstanding - Basic	70,318,073
Potentially dilutive common stock equivalents (convertible note payable - related party and accrued interest)	58,628,294
Weighted average number of common shares outstanding - Diluted	128,946,367

The adjustments to the numerator were insignificant during the year ended June 30, 2021.

(v)	Income Taxes

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

(w)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this pronouncement on July 1, 2020, and there was not a material impact on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted this pronouncement on July 1, 2021, and there was not a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Under current accounting standards, contract assets and contract liabilities acquired in a business combination are to be recorded at fair value using the ASC 805 measurement principle. ASU 2021-08 requires the acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606: Revenue from Contracts with Customers as if the acquirer had originated the contracts rather than at fair value. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt ASU 2021-08 on a prospective basis as of January 1, 2022. The election to use practical expedients allowed under ASU 2021-08 will be applied on an acquisition-by-acquisition basis. There was no impact to the Company’s consolidated financial statements as of the adoption date.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Investment in Pala Diagnostics

In August 2021, Dalrada, through its subsidiary Dalrada Health Products (“Dalrada Health”), entered a joint venture (“JV”) with Vivera Pharmaceuticals, Inc (“Vivera”) for a 51% ownership and controlling interest. The JV, Pala Diagnostics, LLC (“Pala”) is a CLIA-certified diagnostics lab focused on SARS-CoV-2 testing for now with additional testing capabilities to be introduced. The JV has been treated as a business combination.

The Company determined that Pala is a Variable Interest Entity (VIE); we believe that the Company has the power to direct the activities that most significantly impact the economic performance of Pala, and accordingly, Dalrada is considered the primary beneficiary of the VIE. The Company has consolidated the activities of the VIE.

Pursuant to the partnership agreement, Dalrada contributed equity in the amount of $500,000 for operating capital and Vivera contributed property and equipment at a fair value of $111,185. This amount was recorded to non-controlling interest equity balance in the consolidated balance sheets.

Pursuant to the JV agreement, Dalrada issued 250,000 shares of common stock to Vivera in October 2021. The fair value of $58,560 was recorded to goodwill as of June 30, 2022.

In December 2021, Dalrada Health filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509. See “Item 3. Legal Proceedings” for additional information related to the lawsuit with Vivera.

4.	Business Combinations and Acquisition

Fiscal 2022 Transactions

Deposition Technology Ltd. (“DepTec”)

Effective April 7, 2022, the Company acquired 100% of the common stock of DepTec at a valuation of 2,000,000 Great Britain Pounds (“GBP”). In consideration for the acquisition, the Company shall issue 3,000,000 shares of its common stock evenly every quarter for 24 months with the initial distribution to take place on the effective date (the “Share Consideration”).

If at the end of the 24-month stock distribution period, beginning on the effective date of April 7, 2022 (the “Distribution Period”), the value of common stock consideration does not equate to 4,000,000 GBP (the “Target Amount”) in value (based on the GBP to USD currency exchange rate of 1.30690 on April 7, 2022, is $5,228,000 USD), then the Company shall issue additional shares equal to the shortfall between the value of the Share Consideration and the Target Amount (the “Valuation Shortfall”). The value of the issued stock shall be deemed at the date of issue, which is the end of the Distribution Period.

As a result of the Valuation Shortfall, the Company recorded contingent consideration (see Note 2. Summary of Significant Accounting Policies) in connection to the acquisition. The following is a summary of the purchase price consideration:

Common stock to be issued	$175,000
Contingent consideration	5,053,000
Total purchase price consideration	$5,228,000

The Company acquired DepTec to expand it Precision Manufacturing segment into the microchip and semiconductor industries. Furthermore, DepTec’s location, experience and manufacturing capabilities can leverage synergies with Likido. A founder and principal of DepTec is a related party to the CEO of the Company.

The DepTec transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized.

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Purchase Price
Allocation
Cash and cash equivalents	$301,647
Accounts receivable, net	375,357
Inventories	146,300
Prepaid expenses and other current assets	6,025
Property and equipment, net	28,437
Intangible assets	1,899,259
Goodwill	2,874,259
Accounts payable	(240,056)
Accrued liabilities	(108,180)
Deferred revenue	–
Notes payable	(55,048)
Purchase price consideration	$5,228,000

Intangible assets acquired include trademarks, developed technology and customer relationships, which are amortized on a straight-line basis over ten to fifteen years. The fair value estimates of the intangibles for the purchase price allocation were based on an analysis of the present value of future cash flows, relief from royalty, and a replacement cost approach.

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

Watson Rx LLC (“Watson”)

Effective June 7, 2022, the Company acquired 100% of the common stock of Watson. In consideration for the acquisition, the Company shall issue 2,000,000 shares of its common stock per the following schedule: 1,000,000 shares to be issued at the effective date of the Agreement; and 1,000,000 shares issued in even amounts every quarter over a period of two years beginning on the effective date of June 7, 2022.

The following is a summary of the purchase price consideration:

Common stock (and to be issued)	$918,000
Line of credit	244,395
Bank loan	467,712
Total purchase price consideration	$1,630,107

The common stock value of $918,000 was based on the value of 2,000,000 common stock shares at the Company’s price per share on the effective date of acquisition, or June 7, 2022.

The Company acquired Watson to further integrate Dalrada Health Products into the education, nursing, and other health solutions through a comprehensive pharmaceutical opportunity with licenses in 50 States including Washington D.C. Dalrada Health Products expects to strategically integrate the services of the diagnostic laboratories with the pharmaceutical business.

The Watson transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized.

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired, liabilities assumed and noncontrolling interests as of the purchase date. The following table summarizes the purchase price allocation:

Purchase Price
Allocation
Cash and cash equivalents	$6,560
Accounts receivable, net	13,300
Inventories	27,556
Property and equipment, net	7,391
Deposits	1,252
Intangible assets	946,800
Goodwill	697,057
Accounts payable	(69,809)
Total purchase price consideration	$1,630,107

Intangible assets acquired include trademarks and licenses, which are amortized on a straight-line basis over fifteen to seventeen years. The fair value estimates of the intangibles for the purchase price allocation were based on an analysis of the present value of future cash flows, relief from royalty, and a replacement cost approach.

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

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

The International Health Group transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined the fair values of the assets acquired and liabilities assumed.

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

The intangible assets for IHG are in the form of its curriculum development and will be amortized on a straight-line basis over its determined useful life of ten years for the following reasons:

1)	The International Health Group transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).
2)	IHG’s founder initially started the program approximately ten years ago offering a Certified Nurse’s Assistant Program (CNA), thus giving the intangible asset a minimum of a 10-year useful.
3)	Under US GAAP, the cost of intangible assets is either amortized over their respective useful/legal lives or are tested for impairment on an annual basis. Pursuant to the costs incurred over a ten-year period to develop the CNA and other curriculums, the Company has determined a minimum of a 10-year useful life is appropriate.

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

The Pacific Stem Cells transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized. Goodwill is primarily attributable to the go-to-market synergies that are expected to arise because of the acquisition. The goodwill is not deductible for tax purposes.

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired, liabilities assumed and noncontrolling interests as of the purchase date. The following table summarizes the purchase price allocation:

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the various acquisitions had occurred as of July 1, 2021. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisition been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions:

	Year Ended June 30,
	2022	2021
Revenues	$23,723,570	$4,389,794
Net income (loss) attributable to Dalrada	$(14,169,496)	$174,239
Net income (loss) per common share - basic	$(0.20)	$0.00

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of June 30, 2022, and 2021:

	June 30,	June 30,
	2022	2021
Raw materials	$399,706	$172,227
Finished goods	1,224,915	669,881
Inventory, Net	$1,624,621	$842,108

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2022, and 2021:

	June 30,	June 30,
	2022	2021
Machinery and equipment	$740,147	$223,141
Leasehold improvements	314,642	323,669
Computer and office equipment	518,017	186,549
Property, Plant and Equipment, Gross	1,572,806	733,359
Less: Accumulated depreciation	(496,394)	(243,457)
Property, Plant and Equipment, Net	$1,076,412	$489,902

Depreciation expense of $252,937 and $83,606 for the years ended June 30, 2022, and 2021, respectively, were included in selling, general and administrative expenses in the statements of operations.

Goodwill

Goodwill consisted of the following by entity as of June 30, 2022, and 2021:

	Likido	PSC	Watson Rx	DepTec	Pala
	acquisition	acquisition	acquisition	acquisition	investment	Totals
Balance: June 30, 2021	$143,152	$593,304	$–	$–	$–	$736,456
Additions	–	–	697,057	2,979,659	58,560	3,735,376
Less: loss on impairment	–	(218,308)	–	–	–	(218,308)
Balance: June 30, 2022	$143,152	$374,996	$697,057	$2,979,659	$58,560	$4,253,424

Intangible Assets, Net

Intangible assets, net consisted of the following as of June 30, 2022, and June 30, 2021:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2021	$693,385	$–	$–	$–	$–	$693,385
Additions	–	1,064,000	1,230,159	348,100	335,021	2,977,280
Balance: June 30, 2022	693,385	1,064,000	1,230,159	348,100	335,021	3,670,665

Less: Accumulated amortization
Balance: June 30, 2021	(28,891)	–	–	–	–	(28,891)
Additions	(74,000)	(4,260)	(30,754)	(380)	(7,492)	(116,886)
Balance: June 30, 2022	(102,891)	(4,260)	(30,754)	(380)	(7,492)	(145,777)

Net book value	$590,494	$1,059,740	$1,199,405	$347,720	$327,529	$3,524,888

Amortization expense of $116,886 and $28,891 for the years ended June 30, 2022, and 2021, respectively, were included in selling, general and administrative expenses in the statements of operations. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

Future amortization expense is as follows:

Year Ending June 30,
2023	$299,779
2024	299,779
2025	299,779
2026	299,779
2027	299,779
Thereafter	2,025,993
Total	$3,524,888

6.	Accrued Payroll Taxes

As of June 30, 2022, and 2021, the Company had $2,055,736 and $1,953,024, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $2,055,736 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued tax liability” within other income on the consolidated statements of operations. For fiscal years ended June 30, 2022, and 2021, the Company recognized $30,155 and $491,953, respectively, of penalties and interest within interest expense on the consolidated statements of operations. For fiscal years ended June 30, 2022, and 2021, the Company recognized $0 and $9,054,041, respectively, within “Gain on expiration of accrued tax liability” because of quarterly tax liabilities that expired during the fiscal years. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as at the date of these consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

7.	Notes Payable

Notes Payable – Related Parties

The following is a summary of notes payable – related parties as of June 30, 2022, and 2021:

	June 30, 2022
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$8,261,310	$120,050
Related entity 2	8,213,976	106,951
Related entity 3	453,052	11,072
Related entity 4	1,512,924	123,996
Related entity 5	–	–
Related entity 6	366,800	786
	$18,808,062	$362,855

	June 30, 2021
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$2,978,066	$29,875
Related entity 2	357,025	5,532
Related entity 3	3,087,689	47,728
Related entity 4	2,789,107	93,150
Related entity 5	417,237	–
Related entity 6	879,831	5,862
	$10,508,955	$182,147

The following is a summary of current and long-term notes payable – related parties as of June 30, 2022:

	June 30, 2022
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$3,737,197	$4,524,113	$8,261,310
Related entity 2	3,206,154	5,007,822	8,213,976
Related entity 3	446,302	6,750	453,052
Related entity 4	1,512,924	–	1,512,924
Related entity 5	–	–	–
Related entity 6	366,800	–	366,800
	$9,269,377	$9,538,685	$18,808,062

All notes are unsecured, bear interest at 3% per annum, and are due 360 days  from the date of issuance, ranging from June 25, 2020, to June 25, 2022. Each entity has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The Company has not received any notices of default or demands for payment. All notes are unsecured and those which are past-due are due on demand. As of June 30, 2022, and 2021, total accrued interest for Notes Payable-Related Parties was $362,855 and $182,147, respectively. The Company recorded interest expense from Notes Payable-Related Party for fiscal years ending June 30, 2022, and 2021, of $180,708 and $144,782, respectively.

The following are the expected payments as of June 30, 2022:

Fiscal Year Ended June 30,
2023	$9,269,377
2024	2,384,671
2025	2,384,671
2026	2,384,671
2027	2,384,672
Total	$18,808,062

Notes Payable

Notes payable includes the following:

	June 30,	June 30,
	2022	2021
Current portion	$669,028	$415,817
Long-term portion	479,001	–
Total	$1,148,029	$415,817

Pacific Stem and IHG’s EIDL loans, dated June 7, 2020 and May 10, 2020, respectively, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loans attach collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The EIDL loans are technically in default as a result of a change in ownership without SBA’s prior written consent. The Company has contacted the Small Business Administration regarding the transfer of ownership and has not yet finalized the transfer of ownership.

Likido’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue).

Watson’s outstanding loans includes an interest rate of 5% with a maturity date of April 29, 2025. The outstanding loans are collateralized by personal property and include monthly payments in the amount of $3,320 with a balloon payment at the maturity date in the amount of $466,460. Watson’s Letter of Credit includes an interest rate of Prime + 1% and a maturity date of May 5, 2021.

The following are the expected payments as of June 30, 2022, including the total amount of imputed interested related:

Fiscal Year Ended June 30,

2023	$669,028
2024	27,788
2025	441,951
2026	9,262
Total	$1,148,029

Convertible Notes

On February 4, 2022, the Company” entered into a securities purchase agreement (“SPA”) with YA II PN, Ltd. (the “Buyer”) for issuance and sale of convertible debentures (the “Debentures”) in the aggregate principal amount of $3,000,000, including net proceeds received of $2,880,000 from February to March 2022.

The Debentures have a fixed conversion price of $0.9151 per share (the “Fixed Conversion Price”). The principal and interest, which will accrue at a rate of 5% per annum, payable under the Debentures will mature 15 months from the issuance date (the “Maturity Date”), unless earlier converted or redeemed by the Company. At any time before the Maturity Date, the Buyer may convert the Debentures into the Company’s common stock at the Fixed Conversion Price. Beginning on May 1, 2022 and continuing on the first day of each calendar month thereafter through February 1, 2023, the Principal amount plus a 20% redemption premium and plus accrued and unpaid interest will be subject to monthly redemption (“Monthly Redemption”). Under Monthly Redemption, the Company shall redeem an applicable redemption amount in accordance with the redemption schedule provided in the Debenture, which is subject to pro rata adjustment to reflect the conversion or redemption otherwise effected pursuant to the Debenture contemporaneous with or prior to the scheduled redemption date, in cash, in common stock through the Buyer’s conversion of the Debenture (at any time after the applicable redemption date), or a combination of both at the Company’s option. With respect to each Monthly Redemption all or partially in common stock, the conversion price shall be the lower of (1) the Fixed Conversion Price, or (2) 100% of the lowest daily VWAP during the ten consecutive trading days immediately preceding the date of conversion (the “Variable Conversion Price”). The conversion price shall be adjusted from time to time pursuant to the other terms and conditions of the Debenture. At no point will the conversion price be less than $0.01.

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

The Company analyzed the conversion feature of the warrants and determined they did not need to be bifurcated under ASC 815. Based on adoption of ASU-2020-06, the debt will be accounted for as traditional convertible debt with no portion of the proceeds attributed to the conversion feature. The warrants issued with the debt will be accounted for as a debt discount and will be amortized as interest expense over the life of the note. The warrants were valued using the Monte Carlo model and the Company recognized $1,427,495 as a debt discount related to the warrants. Key variables used in the valuation are as follows:

Volatility	Risk Free Rate	Stock Price	Term Remaining (Yrs)
225.50%	1.16%	$0.59	4.0

In connection with the Debenture, the Company incurred $120,000 in issuance costs. Furthermore, the Company issued 192,000 shares of common stock to the Buyer and broker at a fair value of $115,200. Both the issuance costs and fair value of common stock were recorded as a debt discount.

The total debt discounts related to the convertible notes were $1,659,442 and amortized using a straight-line method over a fifteen-month period. During the fiscal year ended June 30, 2022, the Company amortized $434,970 of debt discount, incurred interest expense of $56,712 and accrued interest of $24,520.

The total redemption premiums related to the convertible notes were $600,000 and amortized using a straight-line method over a 10-month period, starting in May 2022. During the fiscal year ended June 30, 2022, the Company paid redemption premiums related of $60,000 and $20,000 in cash and stock, respectively. In addition, the Company recorded accretion of $120,000 related to interest expense.

During the year ended June 30, 2022, the Company redeemed $300,000 and $100,000 of the Debentures in cash and stock, respectively. 373,436 shares of the Company’s common stock were issued through the stock redemption.

The net balance of the convertible note, after unamortized debt discount of $1,224,472, was $1,375,528 as of June 30, 2022. See “Note 16. Subsequent Events” for additional redemptions after fiscal year ended June 30, 2022.

8.	Convertible Note Payable – Related Parties

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

Fiscal 2022 Transactions

During the year ended June 30, 2022, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $11,492,218. The expenses paid on behalf primarily relate to operation expenditures and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. During the year ended June 30, 2022, the Company made payments to the related parties against the promissory note balances of $233,556. As of June 30, 2022, amounts included within accounts payable and accrued liabilities – related parties for expense and payroll related advances were $576,173.

During the year ended June 30, 2022, the Company incurred expenses from services provided by related parties totaling $779,135. Services provided to the Company include management services, payroll processing services, rent and chartered flight services. As of June 30, 2022, amounts included within accounts payable and accrued liabilities – related parties for expense and payroll related advances were $646,570.

During the year ended June 30, 2022, the Company incurred $592,881 in services performed by non-employee board members. As of June 30, 2022, amounts included within accounts payable and accrued liabilities - related parties for expense and payroll related advances were $47,390.

During the year ended June 30, 2022, the Company generated net revenues of approximately $585,000 through Covid tests performed at locations or entities controlled by related parties. This amount mentioned above is included within revenues on the consolidated statements of operations.

Fiscal 2021 Transactions

During the year ended June 30, 2021, the Company incurred $72,000 to a related entity for providing management services. As of June 30, 2021, the Company owed $357,025 in the form of promissory notes and $2,654 included within accounts payable and accrued liabilities – related parties.

During the year ended June 30, 2021, the Company incurred $515,646 to a related entity for chartered business flights. During the year ended June 30, 2021, the Company made payments totaling $98,409 to a related entity for chartered business flights. In 2021, the Company issued a promissory note totaling $417,237 in exchange for the remaining amounts payable to the related entity at terms similar to those disclosed in Note 6.

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

During the year ended June 30, 2021, the Company issued 500,000 common shares to each board member, including the Chief Executive Officer, for an aggregate of 4,500,000 shares. The fair value of $730,000 was recorded in the consolidated statements of operations.

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Year Ended
	June 30,
	2022	2021
Dalrada Health	$75,324	$62,607
Dalrada Energy Services	1,261,774	–
Solas	56,240	–
Prakat	6,000	137,500
Ingite	3,718	132,550
	$1,403,056	$332,657

See Notes 4, 7, 8, 9, 10, 12, 14 and 16 for additional related party transactions.

10.	Preferred Stock

The Company has 100,000 shares authorized of Series F Super Preferred Stock (“Series F Stock”), par value, $0.01, of which 5,000 shares of Series F Stock (at a fair value of $170) were issued to the CEO in December 2019. Each share of Series F Stock entitles the holder to the greater of (i) one hundred thousand votes for each share of Series F Stock, or (ii) the number of votes equal to the number of all outstanding shares of Common Stock, plus one additional vote such that the holders of Series F Stock shall always constitute most of the voting rights of the Corporation. In any vote or action of the holders of the Series F Stock voting together as a separate class required by law, each share of issued and outstanding Series F Stock shall entitle the holder thereof to one vote per share. The holders of Series F Stock shall vote together with the shares of Common Stock as one class.

On February 1, 2022, the Company converted a total of $6,303,589 and $228,617 of related party principal and interest, respectively, into 10,002 shares of Series G Convertible Preferred Stock (“Series G Stock”). The Series G Stock shall convert at one share of Series G Stock to 2,177 shares of common stock (equivalent to converting the related dollars into common shares at $0.30 per share). Series G Stock do not have voting rights.

11.	Stockholders’ Equity

Common Stock Transactions - Fiscal 2022

In August 2021, December 2021, March 2022, and May 2022, the Company issued 87,500 shares of common stock related to the acquisition of Pacific Stem Business. See “Note 4. Combinations and Acquisition” for additional information related to the acquisition of Pacific Stem Cells.

In October 2021, December 2021, March 2022, and May 2022, the Company issued 125,000 shares of common stock related to the acquisition International Health Group. See “Note 4. Combinations and Acquisition” for additional information related to the acquisition of International Health Group.

In September 2021, the Company repurchased 329,478 shares of common stock from a Company employee for a total fair value of $14,827, or $0.045 per share.

In September 2021, the Company issued 2,000,000 shares to the board of directors pursuant to the 2020 stock compensation plan. The 2,000,000 shares of common stock were granted on July 19, 2021, at $0.28 per share for a total fair value of $560,000.

In October 2021, the Company issued 250,000 shares to Vivera pursuant to the Pala agreement. See “Note 3. Investment in Pala Diagnostics” for additional information related to the issuance of stock related to the Pala Diagnostics joint venture.

In December 2021, the Company issued 500,000 shares of common stock pursuant to a consulting agreement for health care management services. The 500,000 shares of common stock were granted on December 20, 2021, at $0.76 per share for a total fair value of $380,000.

In December 2021, the Company cancelled 6,500,000 common shares issues to its Directors and an advisor and returned them to treasury. 6,500,000 cashless warrants were issued to the Directors and the advisor in place of the common shares that were cancelled. See “Note 12. Stock-Based Compensation” for additional information related to the issuance of the warrants.

In March 2022, the Company issued 192,000 shares of common stock pursuant to a consulting agreement for a total fair value of $115,200. See “Note 7. Notes Payable” for additional information related to the common stock issued pursuant to the convertible debt.

In June 2022, the Company issued 164,659 shares of common stock pursuant to the conversion of $68,630 of convertible debt and its related premium and interest expense. See “Note 7. Notes Payable” for additional information related to the common stock issued pursuant to the convertible debt.

In June 2022, the Company issued 208,777 shares of common stock pursuant to the conversion of $65,034 of convertible debt and its related premium and interest expense. See “Note 7. Notes Payable” for additional information related to the common stock issued pursuant to the convertible debt.

In June 2022, the Company issued 500,000 shares of common stock related to the acquisition of Watson. See “Note 4. Business Combinations and Acquisition” for additional information related to the common stock issued related to the acquisition of Watson.

Common Stock Transactions - Fiscal 2021

Effective January 19, 2021, the Company issued 361,420 pursuant to a share exchange agreement. The fair value of $93,369 was included in research and development expenses in the consolidated statements of operations.

Effective March 22, 2021, the Company issued 4,500,000 shares to the board of directors pursuant to the 2020 stock compensation plan. 3,500,000 shares of common stock were granted on July 9, 2020, at $0.08 per share and 1,000,000 shares of common stock were granted on February 25, 2021, at $0.45 per share, for a total fair value of $730,000.

As of June 30, 2022, and 2021, the Company had 72,174,620 and 73,838,662 common shares issued and outstanding, respectively.

12.	Stock-Based Compensation

Dalrada Financial Corp 2020 Stock Compensation Plan

On July 9, 2020, the Board authorized the Dalrada Financial Corp 2020 Stock Compensation Plan to be used to compensate the company board of directors. The plan allocates the issuance of up to 3,500,000 shares. On February 25, 2021, the Company amended the plan to issue up to 4,500,000 shares and issued an aggregate of 4,500,000 common shares, or 500,000 shares to each board member (9). 3,500,000 shares of common stock were granted on July 9, 2020, at $0.08 per share and 1,000,000 shares of common stock were granted on February 25, 2021, at $0.45 per share, for a total fair value of $730,000, which is included in the consolidated statements of operations.

On May 10, 2021, the Company granted 1,000,000 options to purchase common stock to its Chief Financial Officer with an exercise price of $0.47 per share. The options expire in ten years after issuance. The fair value of the options granted was $0.43 per share, or $430,027 which was calculated using the Black-Scholes model.

On November 10, 2021, the Company cancelled 6,500,000 shares issued to the Board of Directors and issued 6,500,000 cashless warrants. 4,500,000 cashless warrants were to vest immediately, and 2,000,000 cashless warrants were to vest over a 12-month period. All cashless warrants carry a $0.45 exercise price and a ten-year term. The Company recorded stock-based compensation related to the 6,500,000 shares in prior periods. The issuance of the warrants was treated as a modification and, as a result of the value of the stock-based compensation of the shares cancelled being greater than the stock-based compensation related to the cashless warrants issued, no additional stock-based compensation expense was recorded for the year ended June 30, 2022.

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

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - June 30, 2020	–	–
Granted	1,000,000	$0.47
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2021	1,000,000	–
Granted	12,025,000	$0.45
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2022	12,025,000	$0.45
Exercisable at June 30, 2022	8,730,936	$0.45

	Years Ended June 30,
	2022	2021
Risk-free interest rate	1.14%	0.80%
Expected volatility (1)	149.2%	149.20%
Expected dividend yield	0.00%	0.00%
Expected life (years)	5.27	5.27

The intrinsic value of outstanding warrants was $0 and $0 million as of June 30, 2022, and 2021, respectively.

During the year ended June 30, 2022, and 2021, stock-based compensation expense was $2,772,770 and $801,672, respectively. Total unrecognized compensation cost of non-vested options was $1,690,423 on June 30, 2022, which will be recognized over the next fiscal year.

13.	Segment Reporting

Company manages its business and makes its decisions within its segments. The Company classifies its operations into five segments: Health, Energy, Manufacturing, Technology, and Corporate. The Company evaluates the performance of its segments primarily based on revenues and operating income (loss).

Segment information for the years ended June 30, 2022, and 2021 is as follows:

	Year Ended June 30, 2022
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$13,617,639	$1,261,774	$2,123,437	$2,239,763	$25,000	$19,267,613
Income (Loss) from Operations	2,225,304	967,639	(2,834,342)	30,177	(10,824,022)	(10,435,244)

	Year Ended June 30, 2021
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,739,389	$–	$481,313	$1,185,982	$–	$3,406,684
Income (Loss) from Operations	(1,327,125)	–	(2,024,154)	(276,385)	(4,942,487)	(8,570,151)

Geographic Information

The following table presents revenue by country:

	Year Ended
	June 30,
	2022	2021
United States	$16,536,221	$1,889,449
Scotland	725,443	321,254
India	2,005,949	1,185,981
	$19,267,613	$3,406,684

The following table presents inventories by country:

	June 30,	June 30,
	2022	2021
United States	$999,302	$335,036
Scotland	625,319	507,072
	$1,624,621	$842,108

The following table presents property and equipment, net, by country:

	June 30,	June 30,
	2022	2021
United States	$815,556	$221,308
Scotland	247,283	256,888
India	13,573	11,706
	$1,076,412	$489,902

14.	Commitments and Contingencies

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

Right of Use Asset

In May 2020, the Company entered into a five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $1,694,843 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $116,482. The lease agreements mature in April 2025. Total amounts expensed under the lease during the years ended June 30,2022, and 2021, were $396,081 and $343,205, respectively, for which $49,104 is included accounts payable and accrued liabilities – related parties.

In May 2020, the Company entered into three-year lease agreement to lease a warehouse in Brownsville, Texas. The Company recognized a right of use asset and liability of $177,124 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $8,399. The lease agreements mature in April 2025. Total amounts expensed under the lease during the year ended June 20, 2022, and 2021 were $62,054 and $45,329, respectively.

The Company’s Prakat subsidiary entered into a lease agreement to lease office space through September 2026. The Company recognized a right of use asset and liability of $140,874 and used an effective borrowing rate of 9.2% within the calculation.

In August 2020, the Company’s Likido subsidiary entered in a new operating agreement for warehouse space. The lease matured in July 2021. Upon maturity, rent payments are made on a month-to-month basis.

In June 2017, the Company’s IHG subsidiary entered a lease for 3 separate office suites in San Diego, California. The lease expired in January 2022.

In May 2021, the Company’s PSC subsidiary entered into a three-year and 6-month lease agreement to lease a medical office space in Poway, California. The Company recognized a right of use asset and liability of $277,856 and used an effective borrowing rate of 3.0% within the calculation.

In January 2022, the Company’s IHG subsidiary entered into a five-year and 5-month lease agreement to lease a medical office space in Chula Vista, California. The Company recognized a right of use asset and liability of $287,345 and used an effective borrowing rate of 3.0% within the calculation.

In May 2022, the Company’s IHG subsidiary entered into a six-year and 3-month lease agreement to lease a office space in San Diego, California. The Company recognized a right of use asset and liability of $916,666 and used an effective borrowing rate of 4.0% within the calculation.

In  August 2020, the Company’s DepTec subsidiary entered into a five-year lease agreement to lease office space. The Company recognized a right of use asset and liability of $140,569 and used an effective borrowing rate of 3.0%

In May 2021, the Company’s Watson subsidiary entered into a three-year lease agreement to lease a building in Florence, Alabama. The Company recognized a right of use asset and liability of $90,827 and used an effective borrowing rate of 3.0%

The following are the expected lease payments as of June 30, 2022, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
2023	$819,462
2024	799,259
2025	636,955
2026	273,221
2027	225,169
Thereafter	221,488
Total minimum lease payments	2,975,554
Less: imputed interest	(220,960)
Total	$2,754,594

See “Item 3. Legal Proceedings” for additional information related to the lawsuits.

15.	Income Taxes

We file income tax returns in the United States federal jurisdiction and in various state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The Company is currently on extension and has yet to file their income tax return for the year ended June 30, 2022.

As of June 30, 2022, the Company had federal and state net operating loss carry forwards of $26,089,624 that may be offset against future taxable income which will begin to expire in 2038 through 2041.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended June 30, 2022, and 2021 is as follows:

	2022	2021
Current:
Federal	$–	$–
State	–	–
Foreign	132,513	–
	132,513	–
Deferred:
Federal	(2,239,061)	(1,607,556)
State	(622,074)	(446,626)
	(2,861,136)	(2,054,182)

Valuation allowance	2,861,135	2,054,182
Total provision for income taxes	$132,513	$–

The provision for income tax for the year ended June 30, 2022, is included in selling, general and administrative expenses.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carryforwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets as of June 30, 2022, and 2021 were as follows:

	2022	2021

Depreciation & Amortization	$30,382	$1,521
Reserves and Accruals	122,154	250,907
Research & Development Credits	–	–
Net Operating Loss Carryforwards	5,649,387	2,688,360
Gross Deferred Tax Assets	5,801,923	2,940,788

Valuation Allowance	(5,801,923)	(2,940,788)

Net Deferred Tax Assets	$–	$–

Reconciliation of the statutory federal income tax to the Company's effective tax:

Schedule of reconciliation of the statutory federal income tax
	2022	2021

Tax at Federal Statutory Rate	21.0%	21.0%
State, Net of Federal Benefit	4.4%	(36,423)%
Foreign Tax	0.9%	(0.00)%
Tax Exempt Interest Income	(0.2)%	(155,721)%
Gain on Expiration of Accrued Tax Liability	0.00%	10,224%
Stock Based Compensation	(4.1)%	10,224%
Nondeductible Interest	0.8%	(0.00)%
Change in Valuation Allowance	(20.3)%	168,522%

Provision for Taxes	(0.9)%	196.6%

The difference in the effective rate and the statutory rate is due to permanent differences, primarily deductibility of penalties and interest on accrued payroll tax liabilities and the gains related to the expiration of the statute of limitations for accrued payroll tax liabilities.

16.	Subsequent Events

In July 2022 through October 31, 2022, the Company issued 8,132,415 shares of common stock for the conversion of $1,231,471 in convertible notes held by YA II PN, LTD at an average conversion price of $0.1514.

On July 1, 2022, the Company issued 500,000 shares of common stock as part of the consideration for the acquisition of Deposition Technologies.

On October 10, 2022, the Company acquired 100% of Bothof Brothers Construction, Inc., a California corporation, for a transaction valued at $1,530,000, of which $1,080,000 will be paid in salary to the seller over a 36-month period, plus 3,000,000 cashless warrants with a strike price of $0.15 per share, valued at $450,000. The warrants will vest quarterly over a 24-month period.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of June 30, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of June 30, 2022, our internal controls over financial reporting were not effective.

During the year ended June 30, 2021, the CFO determined that Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended June 30, 2022. The Company believes that internal control over financial reporting is not effective. We and our independent registered public accounting firm have identified the following current material weakness, which some were first identified on June 30, 2021, and others identified as June 30, 2022, considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

•	Lack of Management oversight and review of the financial reporting process, including presentation of the financial statements and related disclosures;
•	Lack of procedures related to recognition of revenues;
•	Lack of procedures related to the calculation and allocation of the purchase price, including acquired intangibles, in connection with business acquisitions.
•	Identification and recording of right of use assets and liabilities
•	Lack of effective travel and entertainment policy

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

19

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2022, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting except as noted above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of June 30, 2020 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held

Brian Bonar	75	CEO and Director
Brian McGoff	52	COO and Director
Kyle McCollum	39	CFO and Director
Pauline Gourdie	50	Director
Brian Kendrick	59	Director
Fletcher A. Robbe	71	Director
Harvey Hershkowitz	76	Director
Anthony Zolezzi	68	Director
Tom Giles	54	Director
David J. Bacon	55	Director
Bijan R. Kian (Rafiekian)	70	Director
Jose Arrieta	41	Director
Amy Scannell	32	Director
Vincent Monteparte	58	Director
Anuradha Biswas	50	Director

Background of Directors and Executive Officers

Brian Bonar, CEO and director has over 16 years with Dalrada. Prior to joining Dalrada, Mr. Bonar worked for more than eighteen years with IBM in the US, Asia, and Europe. He has formerly worked at QMS, and Rastek Corporation, The Solvis Group, and was on the Board of Directors of Allegiant Professional and Alliance National Insurance Company. Mr. Bonar is also the founder of Bezier Systems.

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

Brian McGoff is a seasoned leader with over 25 years of experience in operations, complex sales, M&A, tech transfer and commercialization of early-stage software, business strategy for venture backed start-ups, and executive communications. He is recognized for developing new strategies and solutions focused on improving operations and increasing revenue across multiple industries including health care, life sciences, higher education, financial services, retail/CPG, and government. These roles involved working with key business and technology stakeholders across Asia, Middle East, Africa, Europe, Australia, New Zealand, Latin America, Central America, and Canada providing first-hand experience in global business and technology trends and markets.

Prior to Dalrada Financial Corporation, Mr. McGoff contributed most recently to HSP Advisors for a short time in 2022, six years with IBM Corporation - Philadelphia, Pennsylvania from 2016 through 2022 as Business Unit Executive, Public Sector, AI Applications , four years with Health Start Partners – Media, Pennsylvania from 2012 through 2016 as Chief Operating Officer, and twelve years with IBM – New York, New York from 2000 through 2012 having held various executive positions.

Some highlights of Mr. McGoff’s career are as follows:

•	Directly managed tech-transfer and commercialization of software and medical devices for government backed economic development and large corporate and public sector organizations
•	Managed business turnaround efforts for VC backed technology, specialty medical, and medical device companies,
•	Advise venture capital, private equity, government backed economic development and trade groups on innovation and emerging trends (Panelist)
•	Directed financial feasibility studies for venture financing, mergers & acquisitions, divestitures, and complex tech transfer licensing
•	Formal advisor for numerous organizations regarding improvement operational and resource performance
•	Designed, developed, and implemented programs for prescriptive technologies and services to improve both patient and employee engagement using real-time experiential telemetry
•	Thought leader / advisor for Software Prescription Therapy and Digital Therapeutics for Noncommunicable Diseases Groups
•	Thought leader for governance and security within advanced business workflows including data Sovereignty
•	Developed strategies and programs to address the technology needs of the five-generation workforce (2018)
•	Designed and implemented a business development process during COVID19 crisis for IBM Data and AI (2019)
•	Expanded the selling in a crisis program to all sales and distribution groups within IBM (2020)
•	Created and delivered remote enablement for Selling in a Crisis, Conversational ROI and Insight selling for global sales organization

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

Mr. McCollum has also served as Director of Finance at 29th Street Capital, a California based real estate investment firm with a publicly stated asset value base of US $500 million. Prior to 29th Street Capital, Mr. McCollum was Director of Finance and Corporate Compliance at Fletcher Robbe International Attorneys at Law, an international transactional and securities-based law firm with offices in Century City, New York, Hong Kong and Beijing. While at Fletcher Robbe International Attorneys at Law, Mr. McCollum focused on complex finance transactions, mergers & acquisitions, securities and guided several foreign listed public companies on international cross-listing to U.S. public exchanges. Mr. McCollum earned a Bachelor of Science and Master of Accountancy degree from the University of Montana and holds a Certified Public Accounting license.

Pauline Gourdie, Director - Ms. Gourdie is currently the owner/operator of CSL Staffing (“CSL”), which she established in 2016. CSL is a boutique general staffing service, providing staffing solutions for businesses in the San Diego and greater Southern California areas. For seven years prior to that, Ms. Gourdie was the President/Owner of Gourdie Consulting Corp which provided business consulting services across Americas & Europe. Ms. Gourdie possesses over 20 years of experience managing individuals and teams and was instrumental in the implementation of fulfilment and manufacturing centers for IBM and Lenovo in the United States, United Kingdom, Eastern Europe, and China.

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

Fletcher A. Robbe, Director - As managing partner of Fletcher Robbe International Attorneys at Law, Mr. Robbe brings 43 years of international and domestic business and financial acumen as well as practical hands-on experience to the personal and confidential representation of his clients comprised of Foreign Governments, Multi-National Public and Private Corporations, Investment Banking Institutions, Family Offices and Private Wealth Individuals. Mr. Robbe previously served as General Counsel for the Los Angeles World Trade Association. Appointed July 29, 2019.

Harvey Hershkowitz, Director - Mr. Hershkowitz for the last five years has been the chairman of the Board for Palomar Hospital. Mr. Hershkowitz has more than 35-years’ experience in the healthcare industry with the top Fortune 10 companies including consulting, Information Technology (IT), software, professional services, nursing schools, management, building and development. In addition, he has successfully spearheaded companies in business, IT, residential, wellness centers, commercial development, acute care hospitals, skilled nursing facilities, major physician groups, biosciences, pharmaceutical and healthcare construction boards. Serving on many boards including being Chairman to many, Mr. Hershkowitz also has a notable track record with spring-boarding start-ups, raising capital, and positioning corporations in the global market where he actively expands his reach and network. On February 22, 2022, the Corporation appointed Harvey Hershkowitz as President of Dalrada Health Products.

Anthony Zolezzi is currently the CEO of Diomics Inc. as of August 2019 and is on the Board of Directors of TwinLab and Wild Oats Organic Marketplace. Previously, in 2018, Mr. Zolezzi was named the CEO of Twinlab Consolidated Holdings, Inc., and appointed to Twinlab’s Board of Directors in May 2018. Mr. Zolezzi, for the last six years, is also an operating partner at Pegasus Capital Advisors, a private asset management company focused on the wellness sectors. As a serial entrepreneur, Mr. Zolezzi has dedicated his career to the well-being of both people and the planet, co-founding businesses that provide potential solutions to both health concerns and key environmental issues as well as focusing on ways that biotech breakthroughs can enhance consumer health and wellness. Zolezzi has authored and co-authored six books.

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

Mr. Giles' executive management leadership includes technology and healthcare industries with a focus on artificial intelligence (AI) and machine learning (ML) to reduce time and expense to market. Mr. Giles' accomplishments include raising more than $200 million in capital for startups and venture funds in addition to building strategic partnerships with some of the largest global companies including IBM, GE, Accenture, T-Mobile, and DST. He has also held industry lead and advisory roles in early-stage ventures and incubators. Mr. Giles holds a Bachelor’s degree in Business from San Diego State University, California. On March 3, 2022, Dalrada Energy Services, a subsidiary of Dalrada Financial Corp., appointed Tom Giles as President.

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

Mr. Kian is a graduate of the University of Brighton, with continuing education at Oxford, Harvard Kennedy School, and MIT. A Fellow at the Royal Society of Arts in the United Kingdom, Mr. Kian is also the recipient of the Ellis Island Medal of Honor.

Jose Arrieta is currently with Imagineeer LLC, a company he founded when he left Government employment. Imagineeer is an IT solutions company that currently is focused on fund raising, blockchain enabled diagnostic development, cyber security solutions and quantum inspired optimization capabilities. Mr. Arrieta works with Federal customers evaluating and valuing venture backed technology starts ups in the health and national security space. Mr. Arrieta currently sits on a number of boards and advises 5 technology startups. Imagineeer is also working to build an ecosystem to facilitate secure, autonomous, data driven, AI powered science-based organizations Mr. Arrieta is also the former Chief Information Officer and Interim Chief Data Officer of HHS. He is a respected leader in applying emerging technologies, especially blockchain, artificial intelligence/machine learning and process automation. He oversaw $6.3B in IT investments, $800B in grants and $26B in Federal contracts while at HHS. Mr. Arrieta has also published articles on valuing disruptive technology companies and the importance of industry / government communications. Jose led the creation / implementation of the largest public health surveillance capability in the United States during the pandemic and the first enterprise grade supervised machine learning capability to help more accurately distribute testing supplies and predict hot spots across the United States. He created a public private key, distributed ledger infrastructure to establish digital identities for commercial, federal, state end points to aid the COVID 19 vaccination and testing efforts. He created and taught the first blockchain course (blockchain and cryptos) at the Johns Hopkins University as well as entrepreneurial finance. On July 18, 2022, Dalrada Financial Corp., Named Jose Arrieta as Chief Strategy Officer of Dalrada Financial Corporation and President of Dalrada Technologies.

Amy Scannell is currently General Counsel of Tipp Investments, LLC, is in Escondido California since June 2019. Tipp Investments, LLC is a company with broad investment interests including commercial real estate, agriculture, and aviation. Scannell was admitted to the California bar in 2019 and the Massachusetts bar in 2015. Prior to Tipp Investments, Scannell worked as an associate attorney for Baskin & Associates, LLC, a family law litigation firm in Boston, Massachusetts. Scannell received her Juris Doctorate from Suffolk University Law School in Boston Massachusetts and Bachelor of Arts from Westfield State University in Westfield, Massachusetts.

Vincent Monteparte is Principal and Venture Partner in the venture capital and investment banking industry, having managed transactions and investments ranging from $40M to $500M. His leadership transformed uniquely positioned mid-market organizations in the enterprise software sector to upwards of $2 billion in enterprise valuations. A diverse background in technology, aerospace, transportation, logistics, real estate and healthcare has led Mr. Monteparte to roles as Venture Partner at Sway Ventures, a US-based venture capital firm investing in early to mid-stage technology companies and Principal at Global Capital Markets, an investment banking firm focusing on mid-market transactions for technology, manufacturing, distribution, service and retail companies.

Mr. Monteparte began his career as an entrepreneur and founded various companies, most recently Miro Technologies. At Miro, he led the development of a SaaS solution to modernize maintenance, repair, overhaul, and supply chain operations for complex assets. The business was sold to Boeing for 14x return on invested capital with an IRR of 48%. Additionally, Mr. Monteparte has since held various senior level executive roles leading teams and positioning multinational corporations to growth.

Mr. Monteparte holds a series 63 and 79 license and Board Advisory positions for BlueSky eLearn, a leading learning management software platform and Measurabl, a global ESG SaaS Software company. He received a B.A. in Aeronautical Engineering from Embry-Riddle Aeronautical University and an MBA from the Pepperdine University Graziadio School of Business, where he earned the Most Distinguished Alumni Award. In his spare time, Mr. Monteparte co-chairs the Business & Entrepreneurship Committee at Pepperdine, where he acts as a mentor to young entrepreneurs and executives in career and portfolios.

Anuradha Biwas Anuradha Biswas is currently the CEO of Prakat Solutions, a tech company she founded in December 2009. Prakat earned the Best Start-up award at StartupCity and was featured in media towards creating an inclusive tech environment for the disabled. She has also built teams that possess strong domain competencies in FinTech, AgriTech, Telecom, Retail, Healthcare, Manufacturing, Legal & IT Infrastructure.

Her initial experiences was with Infosys, where she helped build the testing business for CA Technologies and Aztec (MindTree). Ms. Biswas also made key contributions in companies like VeriFone & Cybercash including organization building, service portfolio creation, business planning and enabling sales & global service delivery teams. Ms. Biswas also holds prestigious positions in Industry bodies like NASSCOM which is a premier trade body and Chamber of Commerce of the Tech industry in India and comprises over 3000 member companies.

Ms. Biswas created a social impact by building Inclusive Technology & Work force and initiated plus actively promotes an annual event called GAAD (Global Accessibility Awareness Day) India. She leads initiatives with women empowerment groups like eMERG, Wequity and promotes Thought leadership through Academia and Tech Forums across industries, some of them being:

Anuradha actively encourages second careers for everyone, supporting them with technological impetus, networking support and go-to-market backing. She consciously inspires younger professionals & budding entrepreneurs, a quality she picked up from her mentors.

Some of her recent accolades include the Solidarity Idol Award at the Wequity Awards, 2020 and the Entrepreneur of the year by eMERG in 2018. She’s been featured in distinguished publications like The Economic Times, The Hindu, The Enterprise Magazine etc. Anuradha was also an Indian delegate to Argentina, the Atlantic Canada - India Supplier Diversity Mission to various parts of Atlantic Canada, the Canada-India Business Women's Forum in Toronto, and Women's Business Enterprise National Council National Conference in Orlando.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

David Pickett, Executive Vice President of Sales and Business Development of Dalrada and Dalrada Precision Corp. President. Mr. Pickett’s professional background includes 25 years’ experience in executive relationship development and business growth with several companies including Celestica Inc. and Axxion Inc. Mr. Pickett has worked with the largest OEM and Fortune 500 companies in the world. Mr. Pickett’s vast knowledge base of engineering and manufacturing operational and supply chain requirements has proven to be a strategic asset for accelerating the growth of Dalrada Precision’s global manufacturing and clean energy initiatives through its portfolio company Likido.

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

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time.

Item 11. Executive and Director Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Brian Bonar, CEO	2022	393,000	–	–	–	–	393,000
Brian McGoff, COO	2022	–	–	–	–	–	–
Kyle McCollum, CFO	2022	346,570	100,000	–	–	–	446,570
Pauline Gourdie	2022	–	–	–	–	–	–
Brian Kendrick	2022	–	–	–	–	–	–
Fletcher Robbe	2022	–	–	–	–	119,736	119,736
Harvey Hershkowitz	2022	140,347	–	380,000	–	20,000	540,347
Anthony Zolezzi	2022	2,716	–	–	–	–	2,716
Tom Giles	2022	17,429				145,000	162,429
David Bacon	2022	–	–	–	–	48,000	48,000
Bijan Kian	2022						–
Jose Arrieta	2022	–	–	–	–	240,000	240,000
Amy Scannell	2022			297,476	–	–	297,476
Vincent Monteparte	2022	–	–	297,476	–	–	297,476
Anuradha Biswas	2022	–	–	–	–	–	–
Total		1,000,062	100,000	974,953	–	572,736	2,547,751

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Brian Bonar, CEO	2021	393,000	–	40,000	–	–	433,000
Fawad Nisar, COO	2021	318,269	150,000	40,000	–	–	508,269
Kyle McCollum, CFO	2021	34,615	–	–	60,086	–	94,701
Pauline Gourdie	2021	–	–	40,000	–	–	40,000
Brian Kendrick	2021	–	–	40,000	–	–	40,000
Fletcher Robbe	2021	–	–	40,000	–	54,862	94,862
Harvey Hershkowitz	2021	–	–	40,000	–	65,000	105,000
Anthony Zolezzi	2021	–	–	225,000	–	–	225,000
Tom Giles	2021	–	–	225,000	–	50,000	275,000
David Bacon	2021	–	–	–	–	18,000	18,000
Bijan Kian	2021	–	–	–	–	–	–
Jose Arrieta	2021	–	–	–	–	20,000	20,000
Total		745,884	150,000	690,000	60,086	207,862	1,853,832

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS					STOCK AWARDS
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
			Equity					Awards:	Market
			Incentive					Number	or Payout
			Plan					of	Value of
			Awards:				Market	Unearned	Unearned
	Number of	Number of	Number of			Number	Value of	Shares,	Shares,
	Securities	Securities	Securities			of Shares	Shares or	Units or	Units or
	Underlying	Underlying	Underlying			or Units	Units	Other	Other
	Unexercised	Unexercised	Unexercised			of Stock	of Stock	Rights	Rights
	Options and	Options and	Unearned	Option		That Have	That Have	That	That
	Warrants	Warrants	Options and	Exercise	Option	Not	Not	Have Not	Have Not
Name and Principal	(#)	(#)	Warrants	Price	Expiration	Vested	Vested	Vested	Vested
Position(s)	(Exercisable)	(Unexercisable)	(#)	($)	Date	(#)	($)	(#)	($)
Brian Bonar, CEO	500,000	0	0	0.45	12-31-2031	0	0	0	0
Brian McGoff, COO	0	0	0	0.45	12-31-2031	0	0	0	0
Kyle McCollum, CFO	0	1,000,000	1,000,000	0.47	05-10-2031	0	0	0	0
Kyle McCollum, CFO	0	500,000	0	0.45	12-31-2031	0	0	0	0
Pauline Gourdie	500,000	0	0	0.45	12-31-2031	0	0	0	0
Brian Kendrick	500,000	0	0	0.45	12-31-2031	0	0	0	0
Fletcher Robbe	500,000	0	0	0.45	12-31-2031	0	0	0	0
Harvey Hershkowitz	500,000	0	0	0.45	12-31-2031	0	0	0	0
Anthony Zolezzi	500,000	0	0	0.45	12-31-2031	0	0	0	0
Tom Giles	500,000	0	0	0.45	12-31-2031	0	0	0	0
David Bacon	0	500,000	0	0.45	12-31-2031	0	0	0	0
Bijan Kian	0	500,000	0	0.45	12-31-2031	0	0	0	0
Jose Arrieta	0	500,000	0	0.45	12-31-2031	0	0	0	0
Amy Scannell	0	500,000	0	0.45	12-31-2031	0	0	0	0
Vincent Monteparte	0	500,000	0	0.45	12-31-2031	0	0	0	0
Anuradha Biswas	0	0	0	0.45	12-31-2031	0	0	0	0

Director Compensation

On July 9, 2020, the Board authorized the Dalrada Financial Corp 2020 stock compensation plan to be used to compensate the company board of directors. The plan allocates the issuance of up to 3,500,000 shares. On February 25, 2021, the Company amended the plan to issue up to 4,500,000 shares and issued an aggregate of 4,500,000 common shares, or 500,000 shares to each board member (9). 3,500,000 shares of common stock were granted on July 9, 2020, at $0.08 per share and 1,000,000 shares of common stock were granted on February 25, 2021, at $0.45 per share, for a total fair value of $730,000, which is included in the consolidated statements of operations

On August 16, 2021, the Company approved Amendment No.1 of the 2020 Stock Compensation Plan used to compensate the Company board of directors. The Amended plan allocates the issuance of up to 6,500,000 shares which includes an additional 2,000,000 shares valued at $0.28 per shares or $560,000.

On September 30, 2021, the Board of Directors through email correspondence, approved Amendment No. 3 of the 2020 Stock Compensation Plan used to compensate the Company board of directors. The Board Directors agree to the following changes;

1)	Cancellation and return to treasury of all the commons shares issued under the previous 2020 Stock Compensation Plan and amendments totaling 6,500,000 shares of common stock.

2)	Ability to issue Cashless Warrants for up to 10,000,000 shares of the Company’s Common Stock, at $.005 par value per share (“Common Stock”) at 500,000 shares per board member, key employees, or consultants with an exercise price at $0.45 per common share.

3)	The vesting period for the Warrants shall be as follows:

a)	Warrants issued to replace the 4,500,000 shares issued pursuant to the July 9, 2020, grant date will be fully vested;

b)	Warrants issued to replace the 2,000,000 shares issued pursuant to the July 19, 2021, grant date and any later grant dates will vest over a one-year period.

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

Report on Repricing of Options

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2021 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all our executive officers and directors act as a group.

As of June 30, 2022, we had a total of 72,174,620 shares of common stock issued and outstanding. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Brian Bonar, Principal Executive Officer and Director	Common Shares	5,452,509	7.55
All officers and Directors as a group	Common Shares	9,373,630	18.99

Item 13. Certain Relationships, Related Transactions and Director Independence

Notes Payable – Related Parties

	June 30, 2022
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$8,261,310	$120,050
Related entity 2	8,213,976	106,951
Related entity 3	453,052	11,072
Related entity 4	1,512,924	123,996
Related entity 5	–	–
Related entity 6	366,800	786
	$18,808,062	$362,855

	June 30, 2021
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$2,978,066	$29,875
Related entity 2	357,025	5,532
Related entity 3	3,087,689	47,728
Related entity 4	2,789,107	93,150
Related entity 5	417,237	–
Related entity 6	879,831	5,862
	$10,508,955	$182,147

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

Related Party Transactions

As of June 30, 2022, and 2021, the Company owed $414,073 and $556,317, respectively to related parties for reimbursement of various operating expenses, accrued salaries, management fees, etc. which has been recorded in accounts payable and accrued liabilities – related parties. As of June 30, 2022, and 2021, this amount includes $0 and $7,650 of management fees, which consists of accounting and administrative services to Trucept Inc., a related party company controlled by the Chief Executive Officer of the Company. The management fee agreement calls for monthly payments of $7,500. The agreement is ongoing until terminated by either party. As of June 30, 2021, amounts included with accounts payable and accrued liabilities – related parties for which relate to advances for operating expenses were $1,029,309. In 2021, the Company issued promissory notes totaling $879,830 in exchange for conversion of accrued salary to the Chief Executive Officer. As of June 30, 2021, the outstanding principal balance of the promissory notes was $879,830 and the accrued interest is $5,862

In November 2019, the Chief Executive Officer converted $170 in amounts owed from the Company into 5,000 shares of Series F Super Preferred Stock.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. As of June 30, 2022 and 2021, the Company had $0 and $556,317, accrued within accounts payable and accrued liabilities – related parties, respectively. In 2021, the Chief Executive Officer converted $879,830 of accrued salary into a promissory note.

In February 2021, the Company issued 500,000 common shares to each board member, including the Chief Executive Officer, for an aggregate of 4,500,000 shares. The fair value of $730,000 was recorded in the consolidated statements of operations.

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Year Ended
	June 30,
	2022	2021
Dalrada Health	$75,324	$62,607
Dalrada Energy Services	1,261,774	–
Solas	56,240	–
Prakat	6,000	137,500
Ingite	3,718	132,550
	$1,403,056	$332,657

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

Item 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, dbbmckennon, for the years ended June 30, 2022, and 2021.

	For the Year Ended June 30,
	2022	2021
Audit Fees	$131,050	$52,500
Audit-Related Fees	3,898	32,500
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$134,948	$85,000

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

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: November 1, 2022	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	November 1, 2022
Brian Bonar	and Director

