Form 10-Q
period 2022-09-30
DALRADA FINANCIAL CORP
filed 2022-11-29
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of November 18, 2022, the registrant’s outstanding stock consisted of 85,199,144 common shares.

DALRADA FINANCIAL CORPORATION.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$936,253	$772,062
Restricted cash	904,141	–
Accounts receivable, net	5,978,764	6,406,555
Accounts receivable, net - related parties	141,554	41,603
Other receivables	552,301	288,655
Inventories	1,647,321	1,624,621
Prepaid expenses and other current assets	273,763	430,070
Total current assets	10,434,097	9,563,566
Long-term receivables	41,777	42,395
Long-term receivables - related parties	1,200,496	1,209,103
Property and equipment, net	1,374,291	1,076,412
Goodwill	4,253,424	4,253,424
Intangible assets, net	3,529,794	3,524,888
Right of use asset, net	1,552,662	1,665,436
Right of use asset, net - related party	2,609,731	1,087,256
Total assets	$24,996,272	$22,422,480

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,095,488	$2,331,919
Accrued liabilities	3,128,206	1,799,404
Accrued payroll taxes, penalties and interest	2,037,712	2,055,736
Accounts payable and accrued liabilities - related parties	1,275,982	1,270,133
Deferred revenue	696,223	720,923
Notes payable, current portion	622,789	669,028
Notes payable - related parties	12,542,744	9,269,377
Convertible notes payable, net of debt discount	628,392	1,495,528
Right of use liability	388,071	435,647
Right of use liability - related party	487,490	369,050
Total current liabilities	23,903,097	20,416,745
Long-term payables	82,839	120,534
Notes payable	479,001	479,001
Notes payable - related parties	9,193,341	9,538,685
Contingent consideration	4,356,467	4,870,800
Right of use liability	1,167,617	1,231,691
Right of use liability - related party	2,122,242	718,206
Total liabilities	41,304,604	37,375,662

Commitments and contingencies (Note 14)

Stockholders' deficit:
Series G preferred stock,$0.01 par value,100,000 shares authorized,10,002 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 and 5,000 shares authorized issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 80,320,974 and 72,174,620 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	401,587	360,855
Common stock to be issued	716,925	1,066,925
Additional paid-in capital	106,687,564	104,627,032
Noncontrolling interests	926,632	479,019
Accumulated deficit	(125,054,279)	(121,436,490)
Accumulated other comprehensive income (loss)	13,089	(50,673)
Total stockholders' deficit	(16,308,332)	(14,953,182)
Total liabilities and stockholders' deficit	$24,996,272	$22,422,480

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2022	2021
Revenues	$4,172,249	$4,587,044
Revenues - related party	85,518	15,309
Total revenues	4,257,767	4,602,353
Cost of revenue	2,356,328	1,204,335
Gross profit	1,901,439	3,398,018

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $467,517 and $677,507, respectively)	4,857,617	4,249,699
Research and development	–	60,174
Total operating expenses	4,857,617	4,309,873
Loss from operations	(2,956,178)	(911,855)

Other income (expense):
Interest expense	(672,127)	(123,804)
Interest income	19,069	527
Other income (expense)	338,077	14,708
Gain on expiration of accrued tax liability	53,266	–
Gain (loss) on foreign exchange	47,717	43,751
Total other income (expenses)	(213,998)	(64,818)
Net (loss) before taxes	(3,170,176)	(976,673)
Income taxes	–	–
Net (loss)	(3,170,176)	(976,673)
Net income (loss) attributable to noncontrolling interests	447,613	1,289,169
Net loss attributable to Dalrada Financial Corporation stockholders	$(3,617,789)	$(2,265,842)

Foreign currency translation	63,762	39,344
Comprehensive (loss)	$(3,106,414)	$(937,329)

Net (loss) per common share to Dalrada stockholders – basic	$(0.05)	$(0.03)
Net (loss) per common share to Dalrada stockholders – diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding – basic	72,217,851	73,955,420
Weighted average common shares outstanding – diluted	72,217,851	73,955,420

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

							Common	Preferred				Accumulated
	Preferred Stock						Stock	Stock	Additional			Other	Total
	Series G		Series F		Common Stock		to be	to be	Paid-in	Noncontrolling	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Capital	Interests	Deficit	Income (Loss)	Deficit

Balance at June 30, 2021	–	$–	5,000	$50	73,838,662	$369,194	$601,825	$–	$92,965,821	$(38,391)	$(107,338,174)	$32,287	$(13,407,388)
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	6,532,206	–	–	–	–	6,532,206
Common stock issued pursuant to acquisitions	–	–	–	–	212,500	1,063	(85,975)	–	84,913	–	–	–	1
Joint ventures	–	–	–	–	–	–	58,560	–	–	111,185	–	–	169,745
Repurchase of common shares from subsidiary	–	–	–	–	(329,478)	(1,647)	–	–	(13,179)	–	–	–	(14,826)
Stock-based compensation	–	–	–	–	2,000,000	10,000	–	–	667,507	–	–	–	677,507
Net income (loss)	–	–	–	–	–	–	–	–	–	1,289,169	(2,265,842)	–	(976,673)
Foreign currency translation	–	–	–	–	–	–	–	–	–	–	–	39,344	39,344
Balance at September 30, 2021	–	$–	5,000	$50	75,721,684	$378,610	$574,410	$6,532,206	$93,705,062	$1,361,963	$(109,604,016)	$71,631	$(6,980,084)

Balance at June 30, 2022	10,002	$100	5,000	$50	72,174,620	$360,855	$1,066,925	$–	$104,627,032	$479,019	$(121,436,490)	$(50,673)	$(14,953,182)
Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	–	–	6,813,021	34,065	–	–	1,077,332	–	–	–	1,111,397
Common stock issued pursuant to acquisitions	–	–	–	–	833,333	4,167	(175,000)	–	343,183	–	–	–	172,350
Stock-based compensation	–	–	–	–	500,000	2,500	(175,000)	–	640,017	–	–	–	467,517
Net income (loss)	–	–	–	–	–	–	–	–	–	447,613	(3,617,789)	–	(3,170,176)
Foreign currency translation	–	–	–	–	–	–	–	–	–	–	–	63,762	63,762
Balance at September 30, 2022	10,002	$100	5,000	$50	80,320,974	$401,587	$716,925	$–	$106,687,564	$926,632	$(125,054,279)	$13,089	$(16,308,332)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,170,176)	$(976,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,753	41,637
Stock compensation	467,517	677,507
Bad debt expense	49,659	–
Change in fair value of contingent consideration	(341,983)	–
Amortization of debt discount	452,865	–
Gain on expiration of accrued tax liability	(53,266)	–
Changes in operating assets and liabilities:
Accounts receivable	278,181	(3,973,740)
Other receivables	(263,646)	5,557
Inventories	(22,700)	(270,687)
Prepaid expenses and other current assets	156,307	(26,515)
Long-term receivables	9,225	–
Accounts payable	(236,432)	(140,754)
Long-term payables	(37,695)	–
Accounts payable and accrued liabilities - related parties	5,849	500,597
Accrued liabilities	1,360,199	711,573
Accrued payroll taxes, penalties and interest	35,242	23,690
Deferred revenue	(24,700)	249,526
Right of use assets and liabilities, net	1,125	(34,438)
Net cash used in operating activities	(1,207,676)	(3,212,720)
Cash flows from investing activities:
Purchase of property and equipment	(341,538)	(122,871)
Purchase of intangibles	(88,000)	(95,000)
Net cash used in investing activities	(429,538)	(217,871)
Cash flows from financing activities:
Proceeds from related party notes payable	3,680,279	3,399,035
Repayments of related party notes payable	(752,256)	–
Net proceeds (repayments) from notes payable	(46,239)	(10,911)
Repayments of convertible note payable	(240,000)	–
Repurchase of common shares from subsidiary	–	(14,826)
Net cash provided by financing activities	2,641,784	3,373,298
Net change in cash and cash equivalents	1,004,570	(57,293)
Effect of exchange rate changes on cash	63,762	39,344
Cash, cash equivalents, and restricted cash at beginning of period	772,062	110,285
Cash, cash equivalents, and restricted cash at end of period	$1,840,394	$92,336

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,766	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$–	$6,532,206
Contribution of property and equipment into joint venture	$–	$111,185
Issuance of shares to joint venture partner	$–	$58,560
Conversion of convertible note payable, accrued interest and premium into common stock	$1,111,397	$–
Increase in right of use asset and liability	$1,318,284	$–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Condensed Consolidated Financial Statements

Unaudited)

1.	Organization and Nature of Operations

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

Dalrada Energy Services (‘DES’) employs next-generation technology that enhances clean energy efforts while reducing the world’s carbon footprint. Through innovative products and commercial services, DES facilitates energy transition for universities, businesses, government buildings, and more. Reducing the world’s carbon footprint and achieving international Net Zero goals are no easy task. Fortunately, Dalrada Energy Services knows how and where to start. By providing robust commercial services that help organizations meet or exceed environmental standards, DES helps mitigate negative impacts for real-world energy transition saving clients up to 70% on energy while removing cost barriers for clients through innovative financing and savings share models.

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

Ignite I.T. (“Ignite”)- Ignite is a manufacturer and seller of eco-friendly deep cleaners, parts washers and degreasers that are specially formulated to lift hydrocarbon-based dirt and grease from virtually all surfaces with minimal effort. Ignite products are non-flammable, non-corrosive, non-toxic, butyl-free, water-based, and leave a light citrus scent. Ignite is developed for all surfaces suitable for water and meet or exceed the most stringent industry-testing specifications. Ignites products are effective and available solutions to the increased demand for protecting employees from hazardous chemicals currently used and highlighted in recent federal and state regulations.

Deposition Technologies (“DepTec”)- Dalrada Precision Manufacturing acquired DepTec in April 2022. DepTec designs, develops, manufactures, and services chemical vapor and physical vapor deposition systems for the microchip and semiconductor industries.

DepTec has built an impressive catalogue of precision OEM parts for PVD (Physical vapor deposition) systems and the Company’s refurbished systems which allows clients the option of purchasing the same model of system they’ve been using for decades –but with significant upgrades and improved efficiencies. Older systems can now operate more reliably with additional control and monitoring plus longer lifespans. DepTec also has its own PVD and CVD (Chemical Vapor Deposition) systems, EVOS-PVD and EVOS -CVD, which deposits metals and non-metals for microchips used in almost every standard and specialized microdevices made today and in the future. These systems can produce a superior film layer utilized in rugged high-stress environment designs and expect to meet the increased US market demand driven by the CHIPS and Science Act of 2022.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2022, the Company has an accumulated deficit of $125,054,279. The Company closed a convertible debenture funding on February 4, 2022 for a total principal amount of $3,000,000. The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Dalrada Precision Corp., a company incorporated in the State of California, since June 25, 2018 (date of incorporation), Dalrada Health Products, a company incorporated in the State of California, since October 2, 2018 (date of incorporation), Dalrada Technologies, LLC, a company incorporated in the State of Wyoming, since January 1, 2020 (date of incorporation), Dalrada Energy Services, Inc., a company incorporated in the State of Wyoming, since March 17, 2022 (date of incorporation), since their respective acquisition dates. All inter-company transactions and balances have been eliminated in consolidation.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. Restricted cash includes the cash restricted to withdrawal or usage.

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

During the three months ended September 30, 2022, healthcare insurers and government payers accounted for over 38% of total revenues. Also, healthcare insurers and government payers amounted to total revenue of $1,620,281. The accounts receivable related to both healthcare insurers and government payers is $ 3,124,432 as of September 30, 2022.

As of September 30, 2022, and June 30, 2022, $705,500 and $880,500 is owed by a customer from the sale of several Likido units, respectively.

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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2022, and June 30, 2022, the Company had an allowance of doubtful accounts of $166,901 and $119,791, respectively.

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

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of September 30, 2022 and June 30, 2022, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future market conditions.

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of September 30, 2022, or 2021.

Net revenues from COVID-19 testing accounted for over 38% of the Company’s total net revenues for the three months ended September 30, 2022, and primarily comprised of a high volume of relatively low-dollar transactions. Pala and Empower, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Pala and Empower do not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

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

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended
	September 30,
	2022	2021
Product sales - third parties	$996,479	$64,547
Product sales - related party	64,423	15,309
Service revenue - third parties	3,175,770	4,522,497
Service revenue - related party	21,095	–
Total revenue	$4,257,767	$4,602,353

Contract Balances

The following table provides information about receivables and liabilities from contracts with customers:

	September 30,	June 30,
	2022	2022
Accounts receivable, net	$5,978,764	$6,406,555
Accounts receivable, net - related parties	141,554	41,603
Long-term receivables	41,777	42,395
Long-term receivables - related parties	1,200,496	1,209,103
Deferred revenue	696,223	720,923

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended
	September 30,
	2022	2021
Product sales	$775,077	$64,033
Service revenue	1,581,251	1,140,302
Total cost of revenue	$2,356,328	$1,204,335

(o)	Advertising

Advertising costs are expensed as incurred. During the three months ended September 30, 2022 and 2021, advertising expenses were approximately $109,000 and $93,000, respectively.

(p)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended September 30, 2022 and 2021, stock-based compensation expense was $467,517 and $677,507, respectively.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three months ended September 30, 2022, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

As of September 30, 2022, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

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

The weighted average number of common stock equivalents related to convertible notes payable of 1,664,366 shares and 0 shares, and cashless warrants of 14,225,000 and 1,000,000, was not included in diluted loss per share, because the effects are antidilutive, for the three months ended September 30, 2022 and 2021, respectively.

There were no adjustments to the numerator during the three months ended September 30, 2022 and 2021.

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

(w)	Contingent Consideration

The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and recognizes any change in fair in the consolidated statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore, materially affect the Company’s future financial results. The contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid in capital in the stockholders’ deficit section of the Company’s consolidated balance sheets. The contingent consideration decreased by $514,333 to a balance of $4,356,467 during the three months ended September 30, 2022.

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

Pursuant to the JV agreement, Dalrada issued 250,000 shares of common stock to Vivera in October 2021. The fair value of $58,560 was recorded to goodwill As of September 30, 2022.

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

4.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following As of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Raw materials	$425,107	$399,706
Finished goods	1,222,214	1,224,915
	$1,647,321	$1,624,621

Property and Equipment, Net

Property and equipment, net consisted of the following As of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Machinery and equipment	$1,080,935	$740,147
Leasehold improvements	440,160	314,642
Computer and office equipment	369,731	518,017
	1,890,826	1,572,806
Less: Accumulated depreciation	(516,535)	(496,394)
	$1,374,291	$1,076,412

Depreciation and amortization expense of $43,659 and $23,532 for the three months ended September 30, 2022 and 2021, respectively, were included in selling, general and administrative expenses in the statements of operations.

Intangible Assets, Net

Intangible assets, net consisted of the following As of September 30, 2022 and June 30, 2022:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2022	$693,385	$1,064,000	$1,230,159	$348,100	$335,021	$3,670,665
Additions	–	–	–	–	87,999	87,999
Balance: September 30, 2022	693,385	1,064,000	1,230,159	348,100	423,020	3,758,664

Less: Accumulated amortization
Balance: June 30, 2022	(102,891)	(4,260)	(30,754)	(380)	(7,492)	(145,777)
Additions	(17,334)	(12,780)	(30,754)	(15,125)	(7,100)	(83,093)
Balance: September 30, 2022	(120,225)	(17,040)	(61,508)	(15,505)	(14,592)	(228,870)

Net book value: September 30, 2022	$573,160	$1,046,960	$1,168,651	$332,595	$408,428	$3,529,794

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2021	$693,385	$–	$–	$–	$–	$693,385
Additions	–	1,064,000	1,230,159	348,100	335,021	2,977,280
Balance: June 30, 2022	693,385	1,064,000	1,230,159	348,100	335,021	3,670,665

Less: Accumulated amortization
Balance: June 30, 2021	(28,891)	–	–	–	–	(28,891)
Additions	(74,000)	(4,260)	(30,754)	(380)	(7,492)	(116,886)
Balance: June 30, 2022	(102,891)	(4,260)	(30,754)	(380)	(7,492)	(145,777)

Net book value: June 30, 2022	$590,494	$1,059,740	$1,199,405	$347,720	$327,529	$3,524,888

Amortization expense of $83,093 and $18,105 for the three months ended September 30, 2022, and 2021, respectively, were included in selling, general and administrative expenses in the statements of operations. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

5.	Accrued Payroll Taxes

As of September 30, 2022, and September 30, 2021, the Company had $2,037,712 and $1,976,714, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that make up the $2,037,712 balance have a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpass their estimated expiration date, the Company removes the liability from the condensed consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the condensed consolidated statements of operations. For the three months ended September 30, 2022, and 2021, the Company recognized $35,242 and $23,690, respectively, of penalties and interest within interest expense on the condensed consolidated statements of operations. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as of the date of these condensed consolidated financial statements. In addition, the Company periodically reviews the historical filings in determining if the statute has been paused or extended by the Internal Revenue Service.

6.	Debt

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on September 30, 2022 and June 30, 2022:

	September 30, 2022
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$9,844,207	$182,010
Related entity 2	9,204,049	169,910
Related entity 3	506,188	14,470
Related entity 4	1,733,785	135,343
Related entity 5	–	–
Related entity 6	447,856	3,537
	$21,736,085	$505,270

	June 30, 2022
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$8,261,310	$120,050
Related entity 2	8,213,976	106,951
Related entity 3	453,052	11,072
Related entity 4	1,512,924	123,996
Related entity 5	–	–
Related entity 6	366,800	786
	$18,808,062	$362,855

The following is a summary of current and long-term notes payable – related parties as of September 30, 2022 and June 30, 2022:

	September 30, 2022
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$5,320,094	$4,524,113	$9,844,207
Related entity 2	4,541,571	4,662,478	9,204,049
Related entity 3	499,438	6,750	506,188
Related entity 4	1,733,785	–	1,733,785
Related entity 5	–	–	–
Related entity 6	447,856	–	447,856
	$12,542,744	$9,193,341	$21,736,085

	June 30, 2022
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$3,737,197	$4,524,113	$8,261,310
Related entity 2	3,206,154	5,007,822	8,213,976
Related entity 3	446,302	6,750	453,052
Related entity 4	1,512,924	–	1,512,924
Related entity 5	–	–	–
Related entity 6	366,800	–	366,800
	$9,269,377	$9,538,685	$18,808,062

All notes are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020, to June 25, 2022. Each entity has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The Company has not received any notices of default or demands for payment. All notes are unsecured and those which are past-due are due on demand. As of September 30, 2022, and 2021, total accrued interest for Notes Payable-Related Parties was $505,270 and $362,855, respectively. The Company recorded interest expense from Notes Payable-Related Party for fiscal quarters ending September 30, 2022, and 2021, of $142,415 and $180,708, respectively.

In September 2021, the Company converted $4,428,589 in principal and $102,054 in accrued interest into 6,937 shares of Series G convertible preferred stock. As of September 30, 2022, the remaining outstanding amounts of the related party notes payable were extended through September 30, 2026.

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

The total debt discounts related to the convertible notes were $1,659,442 and amortized using a straight-line method over a fifteen-month period. During the quarter year ended September 30, 2022, the Company amortized $332,865 of debt discount, incurred interest expense of $25,199, and accrued interest of $13,226.

The total redemption premiums related to the convertible notes were $600,000 and amortized using a straight-line method over a 10-month period, starting in May 2022. During the quarter ended September 30, 2022, the Company paid redemption premiums related of $40,000 and $140,000 in cash and stock, respectively. In addition, the Company recorded accretion of $180,000 related to interest expense.

During the quarter ended September 30, 2022, the Company redeemed $200,000 and $900,000 of the Debentures in cash and stock, respectively. 6,813,021 shares of the Company’s common stock were issued through the stock redemption.

The net balance of the convertible note, after unamortized debt discount of $891,607, was $628,392 as of September 30, 2022. See “Note 16. Subsequent Events” for additional redemptions after quarter ended September 30,2022.

7.	Convertible Note Payable – Related Parties

On June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of September 30, 2021, the principal balance was $1,875,000 and the accrued interest was $112,500.

In September 2021, the Company converted, along with the related party notes above, principal of $1,875,000 and accrued $126,563 in interest into 3,065 shares of Series G convertible preferred stock.

8.	Related Party Transactions

During the quarter ended September 30, 2022, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $2,928,023. The expenses paid on behalf primarily relate to operation expenditures and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. During the quarter ended September 30, 2022, the Company made payments to the related parties against the promissory note balances of $752,256. As of September 30, 2022, amounts included within accounts payable and accrued liabilities – related parties for expense and payroll related advances were $1,056,798.

During the quarter ended September 30, 2022, the Company incurred expenses from services provided by related parties totaling $405,537. Services provided to the Company include management services, payroll processing services, rent and chartered flight services. As of September 30, 2022, amounts included within accounts payable and accrued liabilities – related parties for expense and payroll related advances were $156,184.

During the quarter ended September 30, 2022, the Company incurred $398,218 in services performed by non-employee board members. As of September 30, 2022, amounts included within accounts payable and accrued liabilities for services performed by non-employee board members was $63,000.

During the quarter ended September 30, 2022, the Company generated net revenues of approximately $228,013 through Covid tests performed at locations or entities controlled by related parties. This amount mentioned above is included within revenues on the consolidated statements of operations.

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended
	September 30,
	2022	2021
Dalrada Health	$64,423	$15,309
Dalrada Energy Services	21,095	–
	$85,518	$15,309

See Notes 6, 7, 8, 9, 10, and 11 for additional related party transactions.

9.	Preferred Stock

The Company has 100,000 shares authorized of Series Preferred Stock, par value, $0.01, of which 5,000 shares of Series F Preferred Stock (at a fair value of $170) were issued to the CEO in December 2019 and 10,002 shares of Series G Preferred Stock were issued pursuant to the conversion of $6,532,206 in outstanding related party notes and accrued interest into preferred shares in February 2022.

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

Common Stock Transactions - Fiscal 2023

On July 1, 2022, the Company issued 833,333 shares of common stock related to the acquisition of DepTec (SSCa).

On July 1, 2022, the Company issued 500,000 shares pursuant to a consulting agreement for management services.

During the three months ended September 30, 2022, the Company issued 6,813,021 shares of common stock pursuant to the conversion of $1,111,397 of convertible debt and its related premium and interest expense.

11.	Stock-Based Compensation

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

On August 11, 2022, the Company issued 2,200,000 cashless warrants to new members of the Board of Directors and Advisors. 1,500,000 cashless warrants vest over a 12-month period and hold an exercise price of $0.45 per share. 450,000 cashless warrants vest over a 12-month period and hold an exercise price of $0.41 per share. 250,000 cashless warrants vest over a 12-month period beginning April 8, 2023 and hold an exercise price of $0.45 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.18 per share, or $397,890 which was calculated using the Black-Scholes model.

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding - June 30, 2021	1,000,000	$–
Granted	11,025,004	0.45
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2022	12,025,004	$–
Granted	2,200,000	0.44
Exercised	–	–
Forfeited	–	–
Outstanding - September 30, 2022	14,225,004	$0.45
Exercisable at September 30, 2022	9,880,982	$0.45

During the three months ended September 30, 2022 and 2021, stock-based compensation was $467,517 and $677,507, respectively. Total unrecognized compensation cost of non-vested options was $1,439,358 on September 30, 2022, which will be recognized through fiscal year ended 2025.

12.	Segment Reporting

Segment information for the three months ended September 30, 2022, and 2021 is as follows:

	Three Months Ended September 30, 2022
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,420,724	$21,095	$1,140,234	$675,714	$–	$4,257,767
Income (Loss) from Operations	(56,052)	(199,562)	(649,764)	30,104	(2,080,904)	(2,956,178)

	Three Months Ended September 30, 2021
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,132,220	$–	$15,541	$454,592	$–	$4,602,353
Income (Loss) from Operations	2,213,177	–	(548,214)	(97,795)	(2,479,023)	(911,855)

Geographic Information

The following table presents revenue by country:

	Three Months Ended
	September 30,
	2022	2021
United States	$3,710,120	$4,135,954
Scotland	73,738	11,807
India	473,909	454,592
	$4,257,767	$4,602,353

The following table presents inventories by country:

	September 30,	June 30,
	2022	2022
United States	$858,554	$999,302
Scotland	788,767	625,319
	$1,647,321	$1,624,621

The following table presents property and equipment, net, by country:

	September 30,	June 30,
	2022	2022
United States	$1,112,895	$815,556
Scotland	249,956	247,283
India	11,440	13,573
	$1,374,291	$1,076,412

13.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the three months ended September 30, 2022, management determined that there were no variable lease costs.

Right of Use Asset

In May 2020, the Company entered into a five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $1,694,843 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $116,482. The lease agreements mature in April 2025. In July 2022, the Company modified its current lease by entering into a new five-year lease agreement to lease a commercial building in Escondido, California beginning July 1, 2022. The Company recognized a right of use asset and liability of $2,405,540, an increase of $710,697, and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $192,521, an increase of $76,039. The lease agreement matures in June 2027.

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

In August 2020, the Company’s DepTec subsidiary entered into a five-year lease agreement to lease office space. The Company recognized a right of use asset and liability of $140,569 and used an effective borrowing rate of 3.0%

In May 2021, the Company’s Watson subsidiary entered into a three-year lease agreement to lease a building in Florence, Alabama. The Company recognized a right of use asset and liability of $90,827 and used an effective borrowing rate of 3.0%

In July 2022, the Company’s Empower subsidiary entered into a five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $322,756 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $25,838. The lease agreement matures in June 2027.

14.	Subsequent Events

From October 1, 2022 through November 18, 2022, the Company issued 4,161,500 shares of common stock for the conversion of $369,479 in convertible notes held by YA II PN, LTD at an average conversion price of $0.0888.

On October 10, 2022, the Company acquired 100% of Bothof Brothers Construction, Inc., a California corporation, for a transaction valued at $1,530,000, of which $1,080,000 will be paid in salary to the seller over a 36-month period, plus 3,000,000 cashless warrants with a strike price of $0.15 per share, valued at $450,000. The warrants will vest quarterly over a 24-month period.

On November 14, 2022, the Company issued 625,000 shares of common stock as part of the consideration for the acquisition of Deptec (SSCa).

On November 14, 2022, the Company issued 175,000 shares of common stock as part of the consideration for the acquisition of Pacific Stem Cells.

On November 14, 2022, the Company issued 250,000 shares of common stock as part of the consideration for the acquisition of IHG.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $3,617,789 during the three months ended September 30, 2022. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three months Ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,420,724	$21,095	$1,140,234	$675,714	$–	$4,257,767
Income (Loss) from Operations	(56,052)	(199,562)	(649,764)	30,104	(2,080,904)	(2,956,178)

	Three Months Ended September 30, 2021
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,132,220	$–	$15,541	$454,592	$–	$4,602,353
Income (Loss) from Operations	2,213,177	–	(548,214)	(97,795)	(2,479,023)	(911,855)

Revenues and Cost of Revenues

Revenues

Revenues for the three months ended September 30, 2022, was $4,257,767 compared with revenue of $4,602,353 during the three months ended September 30, 2021, a decrease of 344,586, or 7%. It was determined, in accordance with ASC 606, that multiple deliverables are included within the executed customer contracts, and the Revenue related to obligations already performed will be recognized in future periods upon completion of the second deliverable obligations.

Costs and Expenses

Cost of Revenues. Cost of Revenues for the three months ended September 30, 2022 was $2,356,328 compared to cost of revenues of $1,204,335 during the three months ended September 30, 2021, an increase of $1,151,993, or 96%. The increase in cost of revenues was primarily a result of a growth in business of Dalrada Precision and Dalrada Technologies, which have higher cost of revenues than the COVID-19 testing, the primary driver of revenue during the three months ended September 30, 2021.

Operating Expenses. Operating expenses for the three months ended September 30, 2022 was $4,857,617 compared to operating expenses of $4,309,873 during the three months ended September 30, 2021, an increase of $547,744, or 13%. The increase in operating expenses was a result of corporate expansion, stock-based compensation and growth of the COVID-19 testing segment. During the three months ended September 30, 2022, the Company recorded stock compensation expense of $467,517 to consultants, employees, executives and the Board of Directors.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations.

Net Income (Loss)

Net loss for the three months ended September 30, 2022 was $3,170,176 compared to net loss of $976,673 for the three months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, the Company had an accumulated deficit of $125,054,279. The Company continues to incur significant losses and raises substantial doubt regarding the Company’s ability to continue as a going concern. Cash presently on hand is immaterial. We anticipate needing additional liquidity during the next twelve months to fund operations, expand our subsidiaries, expand the growth of the COVID-19 testing segment, continue the commercialization of our Likido heating & cooling units and growing the Dalrada Energy Services subsidiary. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts of high-margin heating & cooling units, precision parts, our Glanhealth products, Dalrada Energy Services and COVID-19 testing. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

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

Working Capital

As of September 30, 2022, the Company had current assets of $10,434,097 and current liabilities of $23,903,097 compared with current assets of $9,563,566 and current liabilities of $20,416,745 on June 30, 2022. The decrease in the working capital was primarily a result of increased related party loans.

Cash Flows

	Quarter Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(1,207,676)	$(3,212,720)
Net cash used in investing activities	(429,538)	(217,871)
Net cash provided by financing activities	2,641,784	3,373,298
Net change in cash during the period, before effects of foreign currency	$1,004,570	$(57,293)

Cash flow from Operating Activities

During the three months ended September 30, 2022, the Company used $1,207,676 of cash for operating activities compared to $3,212,720 used during the three months ended September 30, 2021. The increase in the use of cash for operating activities was primarily due to the net loss due to the decrease in accounts receivable related to the COVID-19 business.

Cash flow from Investing Activities

During the three months ended September 30, 2022, the Company used $429,538 of cash for investing activities compared to $217,871 used during the three months ended September 30, 2021. The increase in the use of cash for investing activities was primarily due to the purchase of equipment used in the COVID-19 testing operations.

Cash flow from Financing Activities

During the three months ended September 30, 2022, the Company received $2,641,784 in cash from financing activities compared to $3,373,297 during the three months ended September 30, 2021. The Company received proceeds of $3,680,279 from the issuance of related party notes payable compared to $3,399,035 received during the three months ended September 30, 2021. The Company also repaid $752,256 on the notes payable during the three months ended September 30, 2022.

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

Subsequent Events

Management has evaluated all other subsequent events through November 21, 2022, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The control weaknesses mentioned below were first identified during the three months ended September 30, 2022.

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

Item 6. Exhibit

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: November 29, 2022	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	November 29, 2022
Brian Bonar	and Director

