Form 10-Q
period 2022-12-31
DALRADA FINANCIAL CORP
filed 2023-02-14
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 14, 2023, the registrant’s outstanding stock consisted of 85,657,473 common shares.

DALRADA FINANCIAL CORPORATION.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	December 31,	June 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$1,110,034	$772,062
Restricted cash	426,920	–
Accounts receivable, net	5,491,884	6,406,555
Accounts receivable, net - related parties	93,516	41,603
Other receivables	507,412	288,655
Inventories	2,509,920	1,624,621
Prepaid expenses and other current assets	200,645	430,070
Total current assets	10,340,331	9,563,566
Long-term receivables	41,589	42,395
Long-term receivables - related parties	1,191,760	1,209,103
Property and equipment, net	1,527,687	1,076,412
Goodwill	4,253,424	4,253,424
Intangible assets, net	3,740,363	3,524,888
Right of use asset, net	1,458,502	1,665,436
Right of use asset, net - related party	2,507,484	1,087,256
Total assets	$25,061,140	$22,422,480

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,551,612	$2,331,919
Accrued liabilities	3,476,961	1,799,404
Accrued payroll taxes, penalties and interest	–	2,055,736
Accounts payable and accrued liabilities – related parties	1,016,424	1,270,133
Deferred revenue	1,530,301	720,923
Notes payable, current portion	687,202	669,028
Notes payable – related parties	16,500,347	9,269,377
Convertible notes payable, net of debt discount	666,577	1,495,528
Right of use liability	378,496	435,647
Right of use liability - related party	503,812	369,050
Total current liabilities	27,311,732	20,416,745
Long-term payables	90,701	120,534
Notes payable	479,001	479,001
Notes payable – related parties	8,875,783	9,538,685
Contingent consideration	4,731,600	4,870,800
Right of use liability	1,080,005	1,231,691
Right of use liability - related party	2,003,673	718,206
Total liabilities	44,572,495	37,375,662

Commitments and contingencies (Note 14)

Stockholders' deficit:
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 shares issued and outstanding as of both December 31, 2022 and June 30, 2022	100	100
Series F preferred stock, $0.01 par value, 5,000 and 5,000 shares authorized, issued and outstanding as of both September 30, 2022 and June 30, 2022	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 85,657,474 and 72,174,620 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	428,270	360,855
Common stock to be issued	430,275	1,066,925
Additional paid-in capital	108,260,802	104,627,032
Accumulated deficit	(129,467,297)	(121,436,490)
Accumulated other comprehensive income (loss)	(21,040)	(50,673)
Total Dalrada Financial Corp’s stockholders’ deficit	(20,368,840)	(15,432,201)
Noncontrolling interests	857,485	479,019
Total stockholders' deficit	(19,511,355)	(14,953,182)
Total liabilities and stockholders' deficit	$25,061,140	$22,422,480

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenues	$4,603,878	$5,370,449	$8,776,127	$9,957,493
Revenues - related party	649,242	76,815	734,760	92,124
Total revenues	5,253,120	5,447,264	9,510,887	10,049,617
Cost of revenue	2,955,132	2,056,343	5,311,460	3,260,678
Gross profit	2,297,988	3,390,921	4,199,427	6,788,939

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $901,721 and $1,105,587 for the three months and $1,369,238 and $1,783,094 for the six months ended 2022 and 2021 respectively)	7,080,077	5,293,040	11,937,694	9,542,739
Research and development	–	–	–	1,596
Total operating expenses	7,080,077	5,293,040	11,937,694	9,544,335
Loss from operations	(4,782,089)	(1,902,119)	(7,738,267)	(2,755,396)

Other income (expense):
Interest expense	(1,220,603)	(135,070)	(1,892,730)	(258,874)
Interest income	22,826	521	41,895	1,048
Other income (expense)	(444,699)	(1,464)	(106,622)	13,244
Gain on expiration of accrued tax liability	2,037,712	–	2,090,978	–
Gain (loss) on foreign exchange	(95,312)	(88,084)	(47,595)	(44,333)
Total other income (expenses)	299,924	(224,097)	85,926	(288,915)
Net loss	(4,482,165)	(2,126,216)	(7,652,341)	(3,044,311)

Other comprehensive (loss) income
Foreign currency translation	(34,129)	325	29,633	39,669
Comprehensive (loss) income	$(4,516,294)	$(2,125,891)	$(7,622,708)	$(3,004,642)

Net income (loss) attributable to noncontrolling interests	(69,147)	1,317,538	378,466	2,606,707
Net loss attributable to Dalrada Financial Corporation stockholders	$(4,413,018)	$(3,443,754)	$(8,030,807)	$(5,651,018)

Net loss per common share to Dalrada stockholders - basic	$(0.05)	$(0.05)	$(0.10)	$(0.08)
Net loss per common share to Dalrada stockholders - diluted	$(0.05)	$(0.05)	$(0.10)	$(0.08)

Weighted average common shares outstanding - basic	84,437,801	73,903,689	80,721,783	73,939,348
Weighted average common shares outstanding - diluted	84,437,801	73,903,689	80,721,783	73,909,348

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Preferred Stock						Common Stock	Preferred Stock	Additional		Accumulated Other Comprehensive	Total Dalrada Financial Corp’s		Total
	Series G		Series F		Common Stock		to be	to be	Paid-in	Accumulated	Income	Stockholders’	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	Deficit

Balance at June 30, 2021	–	$–	5,000	$50	73,838,662	$369,194	$601,825	$–	$92,965,821	$(107,338,174)	$32,287	$(13,368,997)	$(38,391)	$(13,407,388)
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	6,532,206	–	–	–	6,532,206	–	6,532,206
Common stock issued pursuant to acquisitions	–	–	–	–	212,500	1,063	(85,975)	–	84,913	–	–	1	–	1
Joint ventures	–	–	–	–	–	–	58,560	–	–	–	–	58,560	111,185	169,745
Repurchase of common shares from subsidiary	–	–	–	–	(329,478)	(1,647)	–	–	(13,179)	–	–	(14,826)	–	(14,826)
Stock-based compensation	–	–	–	–	2,000,000	10,000	–	–	667,507	–	–	677,507	–	677,507
Net income (loss)	–	–	–	–	–	–	–	–	–	(2,265,842)	–	(2,265,842)	1,289,169	(976,673)
Foreign currency translation	–	–	–	–	–	–	–	–	–	–	39,344	39,344	–	39,344
Balance at September 30, 2021	–	–	5,000	50	75,721,684	378,610	574,410	6,532,206	93,705,062	(109,604,016)	71,631	(8,342,047)	1,361,963	(6,980,084)
Issuance of preferred stock	10,002	100	–	–	–	–	–	(6,532,206)	6,532,106	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	–	–	–	212,500	1,063	(85,975)	–	84,913	–	–	1	–	1
Joint venture	–	–	–	–	250,000	1,250	(58,560)	–	57,310	–	–	–	(1,874,244)	(1,874,244)
Reversal of shares previously issued to directors	–	–	–	–	(6,500,000)	(32,500)	–	–	32,500	–	–	–	–	–
Stock-based compensation	–	–	–	–	500,000	2,500	–	–	1,103,087	–	–	1,105,587	–	1,105,587
Net income (loss)	–	–	–	–	–	–	–	–	–	(3,385,175)	–	(3,385,175)	1,317,537	(2,067,638)
Foreign currency translation	–	–	–	–	–	–	–	–	–	–	325	325	–	325
Balance at December 31, 2021	10,002	$100	5,000	$50	70,184,184	$350,923	$429,875	$–	$101,514,978	$(112,989,191)	$71,956	$(10,621,311)	$805,256	$(9,816,055)

	Preferred Stock						Common Stock	Preferred Stock	Additional		Accumulated Other Comprehensive	Total Dalrada Financial Corp’s		Total
	Series G		Series F		Common Stock		to be	to be	Paid-in	Accumulated	Income	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	Deficit

Balance at June 30, 2022	10,002	$100	5,000	$50	72,174,620	$360,855	$1,066,925	$–	$104,627,032	$(121,436,490)	$(50,673)	$(15,432,201)	$479,019	$(14,953,182)
Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	–	–	6,813,021	34,065	–	–	1,077,332	–	–	1,111,397	–	1,111,397
Common stock issued pursuant to acquisitions	–	–	–	–	833,333	4,167	(175,000)	–	343,183	–	–	172,350	–	172,350
Stock-based compensation	–	–	–	–	500,000	2,500	(175,000)	–	640,017	–	–	467,517	–	467,517
Net income (loss)	–	–	–	–	–	–	–	–	–	(3,617,789)	–	(3,617,789)	447,613	(3,170,176)
Foreign currency translation	–	–	–	–	–	–	–	–	–	–	63,762	63,762	–	63,762
Balance at September 30, 2022	10,002	100	5,000	50	80,320,974	401,587	716,925	–	106,687,564	(125,054,279)	13,089	(17,234,964)	926,632	(16,308,332)
Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	–	–	4,161,500	20,808	–	–	315,283	–	–	336,091	–	336,091
Common stock issued pursuant to acquisitions	–	–	–	–	1,175,000	5,875	(286,650)	–	356,234	–	–	75,459	–	75,459
Stock-based compensation	–	–	–	–	–	–	–	–	901,721	–	–	901,721	–	901,721
Net income (loss)	–	–	–	–	–	–	–	–	–	(4,413,018)	–	(4,413,018)	(69,147)	(4,482,165)
Foreign currency translation	–	–	–	–	–	–	–	–	–	–	(34,129)	(34,129)	–	(34,129)
Balance at December 31, 2022	10,002	$100	5,000	$50	85,657,474	$428,270	$430,275	$–	$108,260,802	$(129,467,297)	$(21,040)	$(20,368,840)	$857,485	$(19,511,355)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,652,341)	$(3,044,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348,512	94,253
Stock compensation	1,369,238	1,783,094
Change in fair value of contingent consideration	108,609	–
Bad debt expense	593,664	–
Gain on expiration of accrued tax liability	(2,090,978)	–
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	269,094	(5,828,903)
Other receivables	(191,468)	(74,325)
Inventories	(885,299)	(535,387)
Prepaid expenses and other current assets	227,523	30,252
Long-term receivables	18,149	–
Accounts payable	195,528	384,424
Long-term payables	(29,833)	–
Accounts payable and accrued liabilities - related parties	(253,709)	1,046,334
Accrued liabilities	2,277,287	928,960
Accrued payroll taxes, penalties and interest	35,242	49,528
Deferred revenue	749,378	437,160
Net cash used in operating activities	(4,911,404)	(4,728,921)

Cash flows from investing activities:
Purchase of property and equipment	(605,515)	(232,988)
Purchase of intangibles	(385,792)	(104,740)
Acquisition of business, net of cash	70,979	–
Net cash used in investing activities	(920,328)	(337,728)

Cash flows from financing activities:
Proceeds from related party notes payable	7,320,324	6,999,445
Repayments of related party notes payable	(752,256)	(12,923)
Distributions to noncontrolling interest	–	(1,874,245)
Net proceeds (repayments) from notes payable	(1,077)	–
Repurchase of common shares from subsidiary	–	(14,826)
Net cash provided by financing activities	6,566,991	5,097,451

Net change in cash and cash equivalents	735,259	30,802
Effect of exchange rate changes on cash	29,633	39,699
Cash and cash equivalents at beginning of period	772,062	110,285
Cash and cash equivalents at end of period	$1,536,954	$180,786

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$–	$6,532,206
Contribution of property and equipment into joint venture	$–	$111,185
Issuance of shares to joint venture partner	$–	$58,560
Conversion of accounts payable-related parties to note payable-related parties	$–	$181,744
Conversion of convertible note payable, accrued interest and premium into common stock	$1,447,488	$–
Increase in right of use asset and liability	$1,192,774	$–

Net liabilities assumed in acquisition:
Assets acquired in acquisitions, net of cash	$69,862	$–
Less Liabilities assumed	(140,841)	–
	$(70,979)	$–

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

Dalrada Health

Dalrada Health delivers advanced health care solutions with dedicated products, services, and systems. From virus and disease screening capabilities to pharmaceutical goods and holistic wellness clinics, This specialized division is committed to developing key health products, lifesaving medications and building comprehensive systems to increase capability, strive to keep people healthy with the goals of improving their quality of life and increasing their longevity– on a global level.

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

Watson Rx Solutions (“Watson”)- In June 2022, Dalrada Health acquired Watson, an Alabama-based pharmacy with more than 30 years of experience in the retail medical and pharmaceutical industries. Watson helps manage disease states through education and prescription management while offering generic as well as specialty medications. Watson maintains pharmacy licenses in all 50 States including Washington D.C.

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

Dalrada Energy Services (“DES”)- DES provides end-to-end comprehensive energy service solutions in a robust commercial capacity, DES helps organizations meet environmental, social, and governance (“ESG”) goals and standards while mitigating negative environmental impacts.

Bothof Brothers Construction (“Bothof”)- Bothof is a licensed general contractor which provides a wide range of development, construction and design capabilities and expertise throughout the United States. Through Bothof’s extensive experience in construction and contracting, the DES division is able to provide a myriad of additional services to its private and public works customers.

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

DepTec has built a multitude of precision OEM parts for PVD (Physical vapor deposition) and refurbished systems which allow clients the option of purchasing the same model of system they’ve been using for decades – but with upgrades and improved efficiencies. DepTec also has its own PVD and CVD (Chemical Vapor Deposition) systems, EVOS-PVD and EVOS -CVD, which deposits metals and non-metals for microchips used in almost every standard and specialized microdevices made today and in the future. These systems can produce a superior film layer utilized in rugged high-stress environment designs and expect to meet the increased US market demand driven by the CHIPS and Science Act of 2022.

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

Liquidity and Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2022, the Company has an accumulated deficit of $129,467,297. The Company closed a convertible debenture funding on February 4, 2022 for a total principal amount of $3,000,000. The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2023. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the United States Securities and Exchange Commission (“SEC”).

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

The consolidated financial statements include the accounts of Dalrada Financial Corp., Dalrada Health Products Inc., Solas Corp., Empower Genomics, Inc., International Health Group, Inc., Pala Diagnostics, LLC, Pacific Stem Cells, LLC, Watson Rx Solutions, Inc., Dalrada Precision Corp., Dalrada Energy Services, Inc., Likido Corp., Ignite I.T., Bothof Brothers Inc., Prakat Solutions, Inc., Prakat Solutions Private Limited, Likido Ltd., and Deposition Technologies Ltd., controlled by the Company through its direct or indirect ownership of a majority voting interest. Additionally, the consolidated financial statements include the accounts of variable interest entities (“VIEs”) in which the Company has a variable interest and for which the Company is the “primary beneficiary” as it has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. All significant intercompany accounts and transactions are eliminated in consolidation.

Income attributable to the minority interest in the Company's majority owned and controlled consolidated subsidiaries is recorded as net income attributable to noncontrolling interests in the consolidated statements of operations and the noncontrolling interest is reflected as a separate component of the statement of stockholders' equity, consolidated balance sheet, and statement of cash flows.

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

The Company considers all highly liquid instruments with a maturity of six months or less at the time of issuance to be cash equivalents. Restricted cash includes the cash restricted to withdrawal or usage.

(e)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

During the six months ended December 31, 2022, healthcare insurers accounted for over 25% of total revenues. Also, healthcare insurers and government payers amounted to total revenue of $2,372,415 for the six months ended December 31, 2022. The accounts receivable related to both healthcare insurers and government payers is $2,791,579 as of December 31, 2022.

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

The Company’s financial instruments consist principally of accounts receivable, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company records a contingent consideration liability relating to stock price guarantees included in its acquisition and consulting agreements. The estimated fair value of the contingent consideration is recorded using a significant observable measure and is therefore classified as a Level 2 financial instrument.

The fair value of the contingent consideration liability related to the Company’s business combinations is valued based on a forward contract and the guaranteed equity value at settlement as defined in the acquisition agreement. The fair value of the contingent consideration is then calculated based on the guaranteed equity value at settlement as defined in the acquisition agreement. (See “Note 14. Commitments and Contingencies”).

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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022, and June 30, 2022, the Company had an allowance of doubtful accounts of $210,945 and $119,791, respectively.

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

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of December 31, 2022 and June 30, 2022, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated selling price in the ordinary course of business, less estimated costs to sell.

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

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill, indefinite life intangible assets, or a gain from a bargain purchase.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of June 30, 2022, there were quantitative factors that indicated goodwill was impaired in the amount of $218,308. During the second quarter ended December 31, 2022, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of that evaluation, the Company considered the relevant events and circumstances including macroeconomic conditions, industry and market consideration, cost factors and relevant entity specific conditions. As a result of the qualitative goodwill impairment assessment performed, the Company did not recognize any goodwill impairment charges.

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of December 31, 2022, or 2021.

Net revenues from COVID-19 testing accounted for over 25% of the Company’s total net revenues for the six months ended December 31, 2022, and primarily comprised of a high volume of relatively low-dollar transactions. Pala and Empower, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Pala and Empower do not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

DES recognizes revenue on energy savings contracts where it provides design, engineering and equipment upgrades to obtain energy savings through Environmental, Social, and Governance (“ESG”) targets. Up to and upon completion of an energy savings project, DES calculates the monthly energy savings based on prior and current energy consumption totals. The monthly energy savings total is split between the customer and DES where DES recognizes revenue on a certain negotiated percentage of the total savings. Upon completion of an energy savings contract, the customer will then retain 100% of such energy savings. DES records revenue as it provides additional management, consulting and other services as they are incurred.

DES records a sales-type lease where the Company is the lessor. The Company records its investment in the plant and equipment, used to upgrade a customer’s real property, leased to franchisees on a net basis, which is comprised of the present value of fixed lease payments not yet received over the course of the energy savings agreements. The current and long-term portions of our net investment in sales-type leases are included in “Accounts Receivable, net – related parties” and “Long-term receivables – related parties” respectively. Unearned income is recognized as interest income over the lease term. Sales-type leases result in the recognition of gain or loss at the commencement of the lease, which is recorded to “Revenues – related party.”

DepTec and Bothof recognize revenues using a cost-based input method, by which we use actual costs incurred relative to the total estimated contract costs to determine, as a percentage, progress toward contract completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Product sales - third parties	$1,516,285	$301,693	$2,512,764	$343,643
Product sales - related party	9,576	14,575	73,999	29,884
Service revenue - third parties	3,087,593	5,062,756	6,263,363	9,613,850
Service revenue - related party	639,666	62,240	660,761	62,240
Total revenue	$5,253,120	$5,447,264	$9,510,887	$10,049,617

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and liabilities from contracts with customers:

	December 31,	June 30,
	2022	2022
Accounts receivable, net	$5,491,884	$6,406,555
Accounts receivable, net - related parties	93,516	41,603
Long-term receivables	41,589	42,395
Long-term receivables - related parties	1,191,760	1,209,103
Deferred revenue	1,530,301	720,923

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Product sales	$928,237	$526,063	$1,703,314	$590,096
Service revenue	2,026,895	1,530,280	3,608,146	2,670,582
Total cost of revenue	$2,955,132	$2,056,343	$5,311,460	$3,260,678

(o)	Advertising

Advertising costs are expensed as incurred. During the three months ended December 31, 2022 and 2021, advertising expenses were approximately $92,000 and $135,000, respectively. During the six months ended December 31, 2022 and 2021, advertising expenses were approximately $201,000 and $228,000, respectively.

(p)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended December 31, 2022 and 2021, stock-based compensation was $901,721 and $1,105,587, respectively. During the six months ended December 31, 2022 and 2021, stock-based compensation expense was $1,369,238 and $1,783,094, respectively.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three and six months ended December 31, 2022, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

As of December 31, 2022, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

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

The weighted average number of common stock equivalents related to convertible notes payable of 790,976 shares and 0 shares, and cashless warrants of 17,225,000 and 1,000,000, was not included in diluted loss per share, because the effects are antidilutive, for the six months ended December 31, 2022 and 2021, respectively.

There were no adjustments to the numerator during the three and six months ended December 31, 2022 and 2021, respectively.

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

The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and recognizes any change in fair in the consolidated statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore, materially affect the Company’s future financial results. The contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid in capital in the stockholders’ deficit section of the Company’s consolidated balance sheets. The contingent consideration decreased by $139,200 to a balance of $4,731,600 during the six months ended December 31, 2022.

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

Pursuant to the JV agreement, Dalrada issued 250,000 shares of common stock to Vivera in October 2021. The fair value of $58,560 was recorded to goodwill as of December 31, 2022.

In December 2021, Dalrada Health filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509, accounted for as an unauthorized distribution. In addition to filing a cross-complaint against Dalrada Health Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics (a subsidiary of Dalrada Financial Corporation), Dalrada Financial Corporation’s officers, and other unrelated parties. The proceedings are being held at the Superior Court of the State of California, for the County of Orange – Central Justice Center.

4.	Business Combinations and Acquisition

Bothof Brothers Construction Inc. (“Bothof”)

On October 17, 2022, the Company acquired 100% of the common stock of Bothof. The Company assumed the net liabilities of the Bothof in exchange for the employment services of the selling shareholder. All consideration in the transaction requires the continued employment of the selling shareholder and thus is not consideration transferred under ASC 805.

The Company entered into a 36-month employment agreement with the selling shareholder for $30,000 monthly and additionally issued 3,000,000 cashless warrants, at a strike price of $0.15 per share, to equal $450,000, which shall vest quarterly over a period of 24 months (the “Warrant Consideration”).

If at the end of the 24-month warrant distribution period, beginning on the effective date of October 17, 2022 (the “Distribution Period”), the value of cashless warrants does not equate to $6,000,000 (the “Target Amount”) in value, then the Company shall issue additional cashless warrants equal to the shortfall between the value of the Warrants Consideration and the Target Amount (the “Valuation Shortfall”).

The following is a summary of the value of the Warrant Consideration to the selling shareholder. The Company records the value on a straight line basis over the vesting period of 24-months:

Warrant Consideration	$3,482,550

The Warrant Consideration is contingent on the selling shareholder’s continued employment with the Company; therefore, it is treated as stock-based compensation expense and recognized ratably over a 24-month period.

The Company acquired Bothof to facilitate the work of and expand the Dalrada Energy Services segment. Bothof’s selling shareholder holds certain licenses, construction/engineering design expertise and management skills which will leverage synergies with Dalrada Energy Services.

The Bothof transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized and expect to finalize any changes to the purchase price allocation prior to filing the fiscal year 2023 year ending June 30, 2023.

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Preliminary Purchase Price
Allocation
Cash and cash equivalents	$70,979
Other receivables	27,289
Right of use asset, net	18,618
Property and equipment, net	17,179
Trade name	6,776
Accounts payable	(24,165)
Accrued liabilities	(18,807)
Deferred revenue	(60,000)
Right of use liability	(18,618)
Notes payable, current portion	(19,251)
Purchase price consideration	$–

Trade name is amortized on a straight-line basis over one month. The fair value estimate of the trade name for the purchase price allocation were based on an analysis of the present value of future cash flows and relief from royalty method.

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following As of December 31, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Raw materials	$994,210	$399,706
Finished goods	1,515,710	1,224,915
Inventory, Net	$2,509,920	$1,624,621

Property and Equipment, Net

Property and equipment, net consisted of the following As of December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022
Machinery and equipment	$1,570,926	$740,147
Leasehold improvements	296,450	314,642
Computer and office equipment	363,498	518,017
	2,230,874	1,572,806
Less: Accumulated depreciation	(703,187)	(496,394)
	$1,527,687	$1,076,412

Depreciation expense of $171,418 and $94,253 for the six months ended, and $127,759 and $70,721 for the three months ended, December 31, 2022, and 2021, respectively, were included in selling, general and administrative expenses in the statements of operations.

Intangible Assets, Net

Intangible assets, net consisted of the following As of December 31, 2022 and June 30, 2022

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2022	$693,385	$1,064,000	$1,230,159	$348,100	$335,021	$3,670,665
Additions	–	–	–	–	386,999	386,999
Balance: December 31, 2022	693,385	1,064,000	1,230,159	348,100	722,020	4,057,664

Less: Accumulated amortization
Balance: June 30, 2022	(102,891)	(4,260)	(30,754)	(380)	(7,492)	(145,777)
Additions	(34,669)	(25,560)	(61,508)	(30,250)	(19,537)	(171,524)
Balance: December 31, 2022	(137,560)	(29,820)	(92,262)	(30,630)	(27,029)	(317,301)

Net book value: December 31, 2022	$555,825	$1,034,180	$1,137,897	$317,470	$694,991	$3,740,363

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2021	$693,385	$–	$–	$–	$–	$693,385
Additions	–	1,064,000	1,230,159	348,100	335,021	2,977,280
Balance: June 30, 2022	693,385	1,064,000	1,230,159	348,100	335,021	3,670,665

Less: Accumulated amortization
Balance: June 30, 2021	(28,891)	–	–	–	–	(28,891)
Additions	(74,000)	(4,260)	(30,754)	(380)	(7,492)	(116,886)
Balance: June 30, 2022	(102,891)	(4,260)	(30,754)	(380)	(7,492)	(145,777)

Net book value: June 30, 2022	$590,494	$1,059,740	$1,199,405	$347,720	$327,529	$3,524,888

Amortization expense of $177,094 and $35,439 for the six months ended, and $133,435 and $11,907 for the three months ended, December 31, 2022, and 2021, respectively, were included in selling, general and administrative expenses in the statements of operations. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

6.	Accrued Payroll Taxes

As of December 31, 2022, and June 30, 2022, the Company had $0 and $2,055,736, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that made up the balance had a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpassed their estimated expiration date, the Company removed the liability from the condensed consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the condensed consolidated statements of operations.

7.	Debt

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on December 31, 2022 and June 30, 2022:

	December 31, 2022
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$12,123,139	$292,292
Related entity 2	9,560,209	273,020
Related entity 3	547,387	20,141
Related entity 4	2,481,389	174,402
Related entity 5	664,006	8,554
	$25,376,130	$768,409

	June 30, 2022
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$8,261,310	$120,050
Related entity 2	8,213,976	106,951
Related entity 3	453,052	11,072
Related entity 4	1,512,924	123,996
Related entity 5	366,800	786
	$18,808,062	$362,855

The following is a summary of current and long-term notes payable – related parties as of December 31, 2022 and June 30, 2022:

	December 31, 2022
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$7,599,025	$4,524,114	$12,123,139
Related entity 2	5,208,540	4,351,669	9,560,209
Related entity 3	547,387	–	547,387
Related entity 4	2,481,389	–	2,481,389
Related entity 5	664,006	–	664,006
	$16,500,347	$8,875,783	$25,376,130

	June 30, 2022
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$3,737,197	$4,524,113	$8,261,310
Related entity 2	3,206,154	5,007,822	8,213,976
Related entity 3	446,302	6,750	453,052
Related entity 4	1,512,924	–	1,512,924
Related entity 5	366,800	–	366,800
	$9,269,377	$9,538,685	$18,808,062

All notes are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020, to June 25, 2022. Each entity has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The Company has not received any notices of default or demands for payment. All notes are unsecured and those which are past-due are due on demand. As of December 31, 2022, and June 30, 2022, total accrued interest for Notes Payable-Related Parties was $768,409 and $362,855, respectively. The Company recorded interest expense from Notes Payable-Related Party for fiscal quarters ending December 31, 2022, and 2021, of $243,503 and $173,007, respectively.

In September 2021, the Company converted $4,428,589 in principal and $102,054 in accrued interest into 6,937 shares of Series G convertible preferred stock. As of December 31, 2022, the remaining outstanding amounts of the related party notes payable were extended through September 30, 2026.

Notes Payable

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

Volatility	Risk Free Rate	Stock Price	Term Remaining (Yrs)
225.50%	1.16%	$0.59	3.50

In connection with the Debenture, the Company incurred $120,000 in issuance costs. Furthermore, the Company issued 192,000 shares of common stock to the Buyer and broker at a fair value of $115,200. Both the issuance costs and fair value of common stock were recorded as a debt discount.

The total debt discounts related to the convertible notes were $1,659,442 and amortized using a straight-line method over a fifteen-month period. During the quarter year ended December 31, 2022, the Company amortized $406,932 of debt discount, incurred interest expense of $13,226, and accrued interest of $4,965.

The total redemption premiums related to the convertible notes were $600,000 and amortized using a straight-line method over a 10-month period, starting in May 2022. During the quarter ended December 31, 2022, the Company paid redemption premiums related of $120,000 and $60,000 in cash and stock, respectively. In addition, the Company recorded accretion of $180,000 related to interest expense.

During the quarter ended December 31, 2022, the Company redeemed $600,000 and $300,000 of the Debentures in cash and stock, respectively. 4,161,500 shares of the Company’s common stock were issued through the stock redemption.

The net balance of the convertible note was $666,577 and $1,495,528 as of December 31 and June 30, 2022, respectively.

8.	Convertible Note Payable – Related Parties

On June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 360 days from the date of issuance. On June 30, 2019, the Company issued note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of December 31, 2021, the principal balance was $1,875,000 and the accrued interest was $112,500.

In September 2021, the Company converted, along with the related party notes above, principal of $1,875,000 and accrued $126,563 in interest into 3,065 shares of Series G convertible preferred stock.

9.	Related Party Transactions

During the three and six months ended December 31, 2022, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $1,330,985 and $4,259,008, respectively. The expenses paid on behalf primarily relate to operation expenditures and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. As of December 31, 2022, amounts included within accounts payable and accrued liabilities – related parties for expense and payroll advances were $913,453. The above referenced expenses and payables relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

During the three and six months ended December 31, 2022, the Company incurred expenses from services provided by related parties totaling $699,419 and $1,104,956, respectively. Services provided to the Company include management services, payroll processing services, rent and chartered flight services. As of December 31, 2022, amounts included within accounts payable and accrued liabilities – related parties for expense and payroll related advances were $85,475. The corporations are either owned and/or operated by a relative of the Company’s CEO, is a corporation in which the Company’s CEO can exercise control, or is an individual who has a familial relationship with the Company’s CEO.

During the three and six months ended December 31, 2022, the Company incurred $93,155 and $491,373, respectively in services performed by non-employee board members. As of December 31, 2022, amounts included within accounts payable and accrued liabilities for services performed by non-employee board members was $17,496.

The following is a summary of revenues recorded by the Companies from related parties with common ownership:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Dalrada Health	$9,576	$14,575	$73,999	$29,884
Solas	–	56,240	–	56,240
Dalrada Energy Services	8,397	–	29,492	–
Prakat	5,000	6,000	5,000	6,000
Bothof Brothers	626,269	–	626,269	–
	$649,242	$76,815	$734,760	$92,124

See Notes 6, 7, 8, 9, 10, and 11 for additional related party transactions.

10.	Preferred Stock

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

Common Stock Transactions - Fiscal 2023

In July, November and December, the Company issued a total of 1,333,332 shares of common stock related to the acquisition of DepTec (SSCa).

In July 2022, the Company issued 500,000 common stock shares pursuant to a consulting agreement for management services.

In September and December, the Company issued a total of 250,000 shares of common stock related to the acquisition of Watson.

In September and December, the Company issued a total of 250,000 shares of common stock related to the acquisition of International Health Group.

In September and December, the Company issued a total of 175,000 shares of common stock related to the acquisition of Pacific Stem Business.

During the six months ended December 31, 2022, the Company issued 4,161,500 shares of common stock pursuant to the conversion of $369,479 of convertible debt and its related premium and interest expense.

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

On October 7, 2022, the Company issued 3,000,000 cashless warrants to the selling shareholder of Bothof in connection with acquisition of Bothof. The warrants vest over a 24-month period and hold an exercise price of $0.15 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $1.26 per share, or $3,482,550 which was calculated using the Fair Value method. The cashless warrants are contingent on the selling shareholder’s continued employment with the Company; therefore, it is treated as stock-based compensation expense and recognized ratably over a 24-month period.

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding - June 30, 2021	1,000,000	$–
Granted	11,025,004	0.45
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2022	12,025,004	$–
Granted	5,200,000	0.27
Exercised	–	–
Forfeited	–	–
Outstanding - December 31, 2022	17,225,004	$0.40
Exercisable - December 31, 2022	11,517,877	$0.44

During the six months ended December 31, 2022 and 2021, stock-based compensation was $1,369,238 and $1,783,094, respectively. Total unrecognized compensation cost of non-vested options was $4,020,187 on December 31, 2022, which will be recognized through fiscal year ended 2025.

13.	Segment Reporting

Segment information for the six months ended December 31, 2022, and 2021 is as follows:

	Six Months Ended December 31, 2022
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Techhnologies	Corporate	Consolidated
Revenues	$4,427,618	$1,752,258	$2,174,712	$1,156,299	$–	$9,510,887
Income (Loss) from Operations	(961,131)	427,175	(1,623,362)	(64,362)	(5,516,587)	(7,738,267)

	Six Months Ended December 31, 2021
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Techhnologies	Corporate	Consolidated
Revenues	$8,702,300	$–	$257,299	$1,090,018	$–	$10,049,617
Income (Loss) from Operations	4,218,191	–	(1,344,454)	(103,357)	(5,525,776)	(2,755,396)

Geographic Information

The following table presents revenue by country:

	Six Months Ended
	December 31,
	2022	2021
United States	$8,378,944	$8,808,629
Scotland	231,369	150,970
India	900,574	1,090,018
	$9,510,887	$10,049,617

The following table presents inventories by country:

	December 31,	June 30,
	2022	2022
United States	$1,258,000	$999,302
Scotland	1,251,920	625,319
	$2,509,920	$1,624,621

The following table presents property and equipment, net, by country:

	December 31,	June 30,
	2022	2022
United States	$1,257,913	$815,556
Scotland	259,658	247,283
India	10,116	13,573
	$1,527,687	$1,076,412

14.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the six months ended December 31, 2022, management determined that there were no variable lease costs.

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

In May 2022, the Company’s IHG subsidiary entered into a six-year and 3-month lease agreement to lease an office space in San Diego, California. The Company recognized a right of use asset and liability of $916,666 and used an effective borrowing rate of 4.0% within the calculation.

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

In October 2022, the Company acquired Bothof Brothers which had an existing lease to a commercial building in Escondido, California. The building is owned by a related party. Upon acquisition, the company recognized a right of use asset and liability of $33,454 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $2,174. The lease agreement matures in December 2024.

Legal Proceedings

Dalrada Health Products (“Dalarada Health”), formed a joint venture with Vivera Pharmaceuticals, Inc. (“Vivera”), whereby Vivera is the minority member. As the managing member of the joint venture, Dalrada Health Products, in December 2021, filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509. In addition to filing a cross-complaint against Dalrada Health Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics (a subsidiary of Dalrada Financial Corporation), Dalrada Financial Corporation’s officers, and other unrelated parties. The proceedings are being held at the Superior Court of the State of California, for the County of Orange – Central Justice Center.

See Note 15. Subsequent Events regarding the Likido arbitration resolution.

15.           Subsequent Events

On January 10, 2023, a resolution was concluded in the dispute between Likido Ltd. and MAPtech PACKAGING LIMITED (“MAPtech”) whereby Likido shall pay sum of $429,987 in damages, $42,374 in legal costs, and £19,754 as reimbursement for arbitration fees and expenses paid on account by MAPtech.  Likido Ltd. shall pay interest at a rate of 8% per annum simple on all sums due pursuant to award, beginning 30 days from the date of the award. The Company has accrued a total of $496,224 related to the dispute as of December 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of Dalrada Financial Corporation for the Three and Six Months Ended December 31, 2022 and 2021.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the year ended June 30 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of our Quarterly Report.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $4,482,165 and $7,652,341 during the three and six months ended December 31, 2022, respectively. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

Macroeconomic conditions, including inflation, rising interest rates and currency fluctuations, have direct and indirect impacts on the Company’s business. The Company believes these factors have impacted, and could in the future materially impact, the Company’s results of operations and financial condition.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2022 and 2021

The following table sets forth the results of our operations for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Techhnologies	Corporate	Consolidated
Revenues	$2,006,894	$1,731,163	$1,034,478	$480,585	$–	$5,253,120
Income (Loss) from Operations	(905,079)	626,737	(973,598)	(94,466)	(3,435,683)	(4,782,089)

	Three Months Ended December 31, 2021
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Techhnologies	Corporate	Consolidated
Revenues	$4,570,080	$–	$241,758	$635,426	$–	$5,447,264
Income (Loss) from Operations	2,005,014	–	(796,240)	(5,562)	(3,105,331)	(1,902,119)

	Increase (Decrease) for the Three Months Ended December 31, 2022
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Techhnologies	Corporate	Consolidated
Revenues	$(2,563,186)	$1,731,163	$792,720	$(154,841)	$–	$(194,144)
Income (Loss) from Operations	(2,910,093)	626,737	(177,358)	(88,904)	(330,352)	(2,879,970)

Revenues and Cost of Revenues

Revenues

Dalrada Health:

Revenues for the three months ended December 31, 2022, was $2,006,894 compared with revenue of $4,570,080 during the three months ended December 31, 2021, a decrease of $2,563,186, or 56%. The decrease in revenues was primarily attributable to the decrease in demand for Covid diagnostic testing.

Dalrada Energy:

Revenues for the three months ended December 31, 2022, was $1,731,163 which includes revenues related to Bothof Brothers in the amount of $722,766.

Dalrada Precision Manufacturing:

Revenues for the three months ended December 31, 2022, was $1,034,478 compared with revenue of $241,758 during the three months ended December 31, 2021, an increase of $792,720, or 328%. The increase in revenues was primarily attributable to the increased sales of the Dalrada Precision Parts sector.

Dalrada Technologies:

Revenues for the three months ended December 31, 2022, was $480,585 compared with revenue of $635,426 during the three months ended December 31, 2021, a decrease of $154,841, or 24%. The decrease in revenue was a result of completing customer contracts while not entering into larger, new contracts.

Costs and Expenses

Cost of Revenues

Dalrada Health:

Cost of Revenues for the three months ended December 31, 2022 was $1,232,690 compared to cost of revenues of $1,080,093 during the three months ended December 31, 2021, an increase of $152,597, or 14%. The increase in cost of revenues was primarily a result of rising labor costs and a decrease in demand.

Dalrada Energy:

Cost of Revenues for the three months ended December 31, 2022 was $715,180 and consisted primarily of Bothof Brothers construction costs, a newly combined subsidiary, for the three months ended December 31, 2022.

Dalrada Precision Manufacturing:

Cost of Revenues for the three months ended December 31, 2022 was $624,203 compared to cost of revenues of $438,624 during the three months ended December 31, 2021, an increase of $185,579, or 42%. The increase in cost of revenues was primarily a result of sales growth in the Precision Parts sector.

Dalrada Technologies:

Cost of Revenues for the three months ended December 31, 2022 was $383,059 compared to cost of revenues of $537,624 during the three months ended December 31, 2021, a decrease of $154,565, or 29%. The decrease in cost of revenues was primarily a result of the decrease in sales volume for the period.

Operating Expenses

Dalrada Health:

Operating expenses for the three months ended December 31, 2022 was $1,679,283 compared to operating expenses of $1,484,973 during the three months ended December 31, 2021, an increase of $194,310, or 13%. The increase in operating expenses was a result Dalrada Health’s acquisition of Watson in June 2022.

Dalrada Energy:

Operating expenses for the three months ended December 31, 2022 was $389,246 and consists of $136,495 of legal and professional fees for ongoing projects.

Dalrada Precision Manufacturing:

Operating expenses for the three months ended December 31, 2022 was $1,383,873 compared to operating expenses of $599,374 during the three months ended December 31, 2021, an increase of $784,499, or 131%. The increase in operating expenses was a result of segment expansion of Precision Parts and acquisition of DepTec.

Dalrada Technologies:

Operating expenses for the three months ended December 31, 2022 was $191,992 compared to operating expenses of $103,364 during the three months ended December 31, 2021, an increase of $88,628, or 86%. The increase in operating expenses was a result of rising labor costs.

Corporate:

Operating expenses for the three months ended December 31, 2022 was $3,435,684 compared to operating expenses of $3,046,753 during the three months ended December 31, 2021, an increase of $388,931, or 13%. During the three months ended December 31, 2022, the Company recorded stock compensation expense of $901,721 to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. A gain on the expiration of accrued tax liabilities in the amount of $2,037,712 was recorded for the three months ended December 31, 2022.

Net Income (Loss)

Net loss for the three months ended December 31, 2022 was $4,482,165 compared to net loss of $2,126,216 for the three months ended December 31, 2021.

Six Months Ended December 31, 2022 and 2021

The following table sets forth the results of our operations for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31, 2022
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Techhnologies	Corporate	Consolidated
Revenues	$4,427,618	$1,752,258	$2,174,712	$1,156,299	$–	$9,510,887
Income (Loss) from Operations	(961,131)	427,175	(1,623,362)	(64,362)	(5,516,587)	(7,738,267)

	Six Months Ended December 31, 2021
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Techhnologies	Corporate	Consolidated
Revenues	$8,702,300	$–	$257,299	$1,090,018	$–	$10,049,617
Income (Loss) from Operations	4,218,191	–	(1,344,454)	(103,357)	(5,525,776)	(2,755,396)

	Increase (Decrease) for the Six Months Ended December 31, 2022
	Dalrada Health	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Techhnologies	Corporate	Consolidated
Revenues	$(4,274,682)	$1,752,258	$1,917,413	$66,281	$–	$(538,730)
Income (Loss) from Operations	(5,179,322)	427,175	(278,908)	38,995	9,189	(4,982,871)

Revenues and Cost of Revenues

Revenues

Dalrada Health:

Revenues for the six months ended December 31, 2022, was $4,427,618 compared with revenue of $8,702,300 during the six months ended December 31, 2021, a decrease of $4,274,682, or 49%. The decrease in revenues was primarily attributable to the decrease in demand for Covid diagnostic testing.

Dalrada Energy:

Revenues for the six months ended December 31, 2022, was $1,752,258 consisting of $1,029,492 of Dalrada Energy Service revenue generated and $722,766 of Bothof Brothers revenue generated.

Dalrada Precision Manufacturing:

Revenues for the six months ended December 31, 2022, was $2,174,712 compared with revenue of $257,299 during the six months ended December 31, 2021, an increase of $1,917,413, or 745%. The increase in revenues was primarily attributable to the expansion of the Precision Parts and DepTec segment expansions.

Dalrada Technologies:

Revenues for the six months ended December 31, 2022, was $1,156,299 compared with revenue of $1,090,018 during the six months ended December 31, 2021, an increase of $66,281, or 6%. The increase in revenue was a result of timing differences in project completion between 2022 and 2021.

Backlog

Backlog represents revenue we expect to realize for work completed by our consolidated subsidiaries. Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. We record revenue as goods are delivered, services are performed or when energy savings are obtained on certain DES contracts, as described in Note 2. (m), Revenue Recognition, in the notes to our consolidated financial statements. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Our backlog by division is presented in the following table:

	As of December 31,
	2022		2021
Backlog by division:
Dalrada Energy Services	27,164,000	52%	–	0%
Dalrada Precision Manufacturing	22,500,000	43%	–	0%
Dalrada Health Products	2,400,000	5%	–	0%
Total backlog	52,064,000	100%	–	0%

Dalrada Energy Services contracts’ backlog is comprised of management and construction services revenue which occur over a one-year period as well as energy savings revenue which occurs over a 20-year period. Dalrada Precision Manufacturing and Dalrada Health Products backlog occur over a one-year period.

Costs and Expenses

Cost of Revenues.

Dalrada Health:

Cost of Revenues for the six months ended December 31, 2022 was $2,263,109 compared to cost of revenues of $2,014,034 during the six months ended December 31, 2021, an increase of $249,075, or 12%. The increase in cost of revenues was primarily a result of a growth in business of Watson, which incurs a higher cost of revenue than the Covid diagnostic testing that was primarily prevalent for the six months ended December 31, 2021.

Dalrada Energy:

Cost of Revenues for the six months ended December 31, 2022 was $715,180 and consisted primarily of Bothof Brothers construction costs, a newly acquired subsidiary.

Dalrada Precision Manufacturing:

Cost of Revenues for the six months ended December 31, 2022 was $1,505,467 compared to cost of revenues of $478,732 during the six months ended December 31, 2021, an increase of $1,026,735, or 214%. The increase in cost of revenues was primarily a result of sales growth in the Precision Parts sector.

Dalrada Technologies:

Cost of Revenues for the six months ended December 31, 2022 was $827,704 compared to cost of revenues of $767,910 during the six months ended December 31, 2021, an increase of $59,794, or 8%. The increase is a result of wage and salary inflation.

Operating Expenses.

Dalrada Health:

Operating expenses for the six months ended December 31, 2022 was $3,125,640 compared to operating expenses of $2,470,075 during the six months ended December 31, 2021, an increase of $655,565, or 27%. The increase in operating expenses was a result of the acquisition of Watson Rx and reallocating personnel from the Corporate division to the Dalrada Health division.

Dalrada Energy:

Operating expenses for the six months ended December 31, 2022 was $609,903 and consists of $339,044 of legal and professional fees for ongoing projects.

Dalrada Precision Manufacturing:

Operating expenses for the six months ended December 31, 2022 was $2,292,607 compared to operating expenses of $1,123,021 during the six months ended December 31, 2021, an increase of $1,169,586, or 104%. The increase in operating expenses was a result of acquiring DepTec as well as reallocating personnel from the Corporate division to the Dalrada Precision Manufacturing division.

Dalrada Technologies:

Operating expenses for the six months ended December 31, 2022 was $392,957 compared to operating expenses of $425,465 during the six months ended December 31, 2021, a decrease of $32,508, or 8%.

Corporate:

Operating expenses for the six months ended December 31, 2022 was $5,516,587 compared to operating expenses of $5,525,776 during the six months ended December 31, 2021, a decrease of 9,189. During the six months ended December 31, 2022, the Company recorded stock compensation expense of $1,369,238 to consultants, employees, executives and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. A gain on the expiration of accrued tax liabilities in the amount of $2,090,978 was recorded for the six months ended December 31, 2022.

Net Income (Loss)

Net loss for the six months ended December 31, 2022 was $7,652,341 compared to net loss of $3,044,311 for the six months ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, the Company had an accumulated deficit of $128,467,297. The Company continues to incur significant losses and raises substantial doubt regarding the Company’s ability to continue as a going concern. We anticipate needing additional liquidity during the next twelve months to fund operations, expand our subsidiaries, expand the growth of the COVID-19 testing segment, continue the commercialization of our Likido heating & cooling units and growing the Dalrada Energy Services subsidiary. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts of high-margin heating & cooling units, precision parts, Dalrada Energy Services, DepTec’s deposition systems and COVID-19 testing. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our primary sources of liquidity are cash from operations and cash on hand from related party loans. Our primary requirements for liquidity are to fund our working capital needs, debt service, operating lease obligations, capital expenditures and general corporate needs.

As of December 31, 2022, we maintained a cash and cash equivalents balance of $1,110,034 and $426,920 of restricted cash with a working capital deficit of $16,971,401. The working capital deficit is primarily due to the current portion of the related party notes payable.

Working Capital

As of December 31, 2022, the Company had current assets of $10,340,331 and current liabilities $27,311,732 compared with current assets of $9,563,566 and current liabilities of $20,416,745 on June 30, 2022. The decrease in the working capital was primarily a result of increased related party loans.

Cash Flows

	Six Months Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(4,911,404)	$(4,728,921)
Net cash used in investing activities	(920,328)	(337,728)
Net cash provided by financing activities	6,566,991	5,097,451
Net change in cash during the period, before effects of foreign currency	$735,259	$30,802

Cash flow from Operating Activities

During the six months ended December 31, 2022, the Company used $4,911,404 of cash for operating activities compared to $4,728,921 used during the six months ended December 31, 2021. The primary increase in the use of cash for operating activities was a result of the reduction in accounts receivable related to the COVID-19 business and the purchase of inventory from the Precision Manufacturing division.

Cash flow from Investing Activities

During the six months ended December 31, 2022, the Company used $920,328 of cash for investing activities compared to $337,728 used during the six months ended December 31, 2021. The increase in the use of cash for investing activities was primarily due to the purchase of equipment used primarily for the Dalrada Precision Manufacturing segment.

Cash flow from Financing Activities

During the six months ended December 31, 2022, the Company received $6,566,991 in cash from financing activities compared to $5,097,451 during the six months ended December 31, 2021. The increase was primarily due to the increase in proceeds from related party notes payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, and related party transactions.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project. As of December 31, 2022 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The control weaknesses mentioned below were first identified during the six months ended December 31, 2022.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Dalrada Health Products (“Dalarada Health”), formed a joint venture with Vivera Pharmaceuticals, Inc. (“Vivera”), whereby Vivera is the minority member. As the managing member of the joint venture, Dalrada Health Products, in December 2021, filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509. In addition to filing a cross-complaint against Dalrada Health Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics (a subsidiary of Dalrada Financial Corporation), Dalrada Financial Corporation’s officers, and other unrelated parties. The proceedings are being held at the Superior Court of the State of California, for the County of Orange – Central Justice Center.

See Note 12. Subsequent Events on Likido arbitration resolution.

Item 1A. Risk Factors

Not applicable to smaller reporting entities.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: February 14, 2023	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	February 14, 2023
Brian Bonar	and Director

