Form 10-Q
period 2023-03-31
DALRADA FINANCIAL CORP
filed 2023-05-15
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the registrant’s outstanding stock consisted of 88,699,139 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,288,916	$772,062
Restricted cash	–	–
Accounts receivable, net	8,218,196	6,406,555
Accounts receivable, net - related parties	127,951	41,603
Other receivables	534,761	288,655
Inventories	2,321,316	1,624,621
Prepaid expenses and other current assets	337,828	430,070
Total current assets	12,828,968	9,563,566
Long-term receivables	41,716	42,395
Long-term receivables - related parties	1,182,893	1,209,103
Property and equipment, net	1,403,890	1,076,412
Goodwill	4,253,424	4,253,424
Intangible assets, net	3,920,496	3,524,888
Right-of-use asset, net	2,713,785	1,665,436
Right-of-use asset, net - related party	2,385,014	1,087,256
Total assets	$28,730,186	$22,422,480

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,597,505	$2,331,919
Accrued liabilities	1,717,484	1,799,404
Accrued payroll taxes, penalties and interest	–	2,055,736
Accounts payable and accrued liabilities – related parties	1,792,753	1,270,133
Deferred revenue	1,972,516	720,923
Notes payable, current portion	1,035,189	669,028
Notes payable – related parties	16,726,676	9,269,377
Convertible notes payable, net of debt discount	–	1,495,528
Right-of-use liability	587,527	435,647
Right-of-use liability - related party	511,772	369,050
Total current liabilities	28,941,422	20,416,745
Long-term payables	73,205	120,534
Notes payable	479,001	479,001
Notes payable – related parties	13,174,894	9,538,685
Contingent consideration	4,767,333	4,870,800
Right-of-use liability	2,126,258	1,231,691
Right-of-use liability - related party	1,873,242	718,206
Total liabilities	51,435,355	37,375,662

Commitments and contingencies (Note 14)

Stockholders' deficit:
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 shares issued and outstanding as of both March 31, 2023 and June 30, 2022	100	100
Series F preferred stock, $0.01 par value, 5,000 and 5,000 shares authorized, issued and outstanding as of both March 31, 2023 and June 30, 2022	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 86,240,807 and 72,174,620 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	431,187	360,855
Common stock to be issued	317,925	1,066,925
Additional paid-in capital	109,222,356	104,627,032
Accumulated deficit	(133,492,861)	(121,436,490)
Accumulated other comprehensive income (loss)	(21,177)	(50,673)
Total Dalrada Financial Corp's stockholders' deficit	(23,542,420)	(15,432,201)
Noncontrolling interests	837,251	479,019
Total stockholders' deficit	(22,705,169)	(14,953,182)
Total liabilities and stockholders' deficit	$28,730,186	$22,422,480

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues	$9,290,805	$5,572,826	$18,066,932	$15,530,319
Revenues - related party	183,888	19,324	918,648	111,448
Total revenues	9,474,693	5,592,150	18,985,580	15,641,767
Cost of revenue	6,612,680	1,773,630	11,924,140	5,034,308
Gross profit	2,862,013	3,818,520	7,061,440	10,607,459

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $815,454 and $362,532 for the three months and $2,184,692 and $2,145,626 for the nine months ended 2023 and 2022 respectively)	6,501,233	6,458,163	18,438,927	16,000,902
Research and development	–	–	–	1,596
Total operating expenses	6,501,233	6,458,163	18,438,927	16,002,498
Loss from operations	(3,639,220)	(2,639,643)	(11,377,487)	(5,395,039)

Other income (expense):
Interest expense	(314,319)	(338,677)	(2,207,049)	(597,551)
Interest income	18,830	4,232	60,725	5,280
Other income (expense)	(72,933)	(3,974)	(179,555)	9,270
Gain on expiration of accrued tax liability	–	–	2,090,978	–
Gain (loss) on foreign exchange	(38,156)	(15,018)	(85,751)	(59,351)
Total other income (expenses)	(406,578)	(353,437)	(320,652)	(642,352)
Net loss	(4,045,798)	(2,993,080)	(11,698,139)	(6,037,391)

Other comprehensive (loss) income
Foreign currency translation	(137)	(4,990)	29,496	34,679
Comprehensive (loss) income	$(4,045,935)	$(2,998,070)	$(11,668,643)	$(6,002,712)

Net income (loss) attributable to noncontrolling interests	(20,234)	430,147	358,232	3,036,854
Net loss attributable to Dalrada Financial Corporation stockholders	$(4,025,564)	$(3,423,227)	$(12,056,371)	$(9,074,245)

Net loss per common share to Dalrada stockholders - basic	$(0.05)	$(0.05)	$(0.15)	$(0.12)
Net loss per common share to Dalrada stockholders - diluted	$(0.05)	$(0.05)	$(0.15)	$(0.12)

Weighted average common shares outstanding — basic	85,728,770	70,235,384	82,356,784	72,718,261
Weighted average common shares outstanding — diluted	85,728,770	70,235,384	82,356,784	72,718,261

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Preferred Stock						Common
	Series G		Series F		Common Stock		Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	be Issued

Balance at June 30, 2021	–	$–	5,000	$50	73,838,662	$369,194	$601,825
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	–	–	–	212,500	1,063	(85,975)
Joint ventures	–	–	–	–	–	–	58,560
Repurchase of common shares from subsidiary	–	–	–	–	(329,478)	(1,647)	–
Stock-based compensation	–	–	–	–	2,000,000	10,000	–
Net income (loss)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at September 30, 2021	–	–	5,000	50	75,721,684	378,610	574,410
Issuance of preferred stock	10,002	100	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	–	–	–	212,500	1,063	(85,975)
Joint venture	–	–	–	–	250,000	1,250	(58,560)
Reversal of shares previously issued to directors	–	–	–	–	(6,500,000)	(32,500)	–
Stock-based compensation	–	–	–	–	500,000	2,500	–
Net income (loss)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at December 31, 2021	10,002	100	5,000	50	70,184,184	350,923	429,875
Common stock issued pursuant to acquisitions	–	–	–	–	212,500	1,063	(85,975)
Common stock issued in connection with convertible note	–	–	–	–	192,000	930	–
Joint ventures	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at March 31, 2022	10,002	$100	5,000	$50	$70,588,684	$352,916	$343,900

Balance at June 30, 2022	10,002	$100	5,000	$50	72,174,620	$360,855	$1,066,925
Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	–	–	6,813,021	34,065	–
Common stock issued pursuant to acquisitions	–	–	–	–	833,333	4,167	(175,000)
Stock-based compensation	–	–	–	–	500,000	2,500	(175,000)
Net income (loss)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at September 30, 2022	10,002	100	5,000	50	80,320,974	401,587	716,925
Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	–	–	4,161,500	20,808	–
Common stock issued pursuant to acquisitions	–	–	–	–	1,175,000	5,875	(286,650)
Stock-based compensation	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at December 31, 2022	10,002	100	5,000	50	85,657,474	428,270	430,275
Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	–	–	–	583,333	2,917	(112,350)
Stock-based compensation	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–
Balance at March 31, 2023	10,002	$100	5,000	$50	86,240,807	$431,187	$317,925

(continued)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited) (continued)

	Preferred	Additional		Accumulated Other	Total Dalrada Financial Corp's		Total
	Stock	Paid-in	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	to be Issued	Capital	Deficit	Income (Loss)	Deficit	Interests	Deficit

Balance at June 30, 2021	$–	$92,965,821	$(107,338,174)	$32,287	$(13,368,996)	$(38,391)	$(13,407,388)
Conversion of related party notes into preferred stock	6,532,206	–	–	–	6,532,206	–	6,532,206
Common stock issued pursuant to acquisitions	–	84,913	–	–	–	–	–
Joint ventures	–	–	–	–	58,560	111,185	169,745
Repurchase of common shares from subsidiary	–	(13,179)	–	–	(14,826)	–	(14,826)
Stock-based compensation	–	667,507	–	–	677,507	–	677,507
Net income (loss)	–	–	(2,265,842)	–	(2,265,842)	1,289,169	(976,673)
Foreign currency translation	–	–	–	39,344	39,344	–	39,344
Balance at September 30, 2021	6,532,206	93,705,062	(109,604,016)	71,631	(8,342,047)	1,361,963	(6,980,085)
Issuance of preferred stock	(6,532,206)	6,532,106	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	84,913	–	–	–	–	–
Joint venture	–	57,310	–	–	–	(1,874,244)	(1,874,244)
Reversal of shares previously issued to directors	–	32,500	–	–	–	–	–
Stock-based compensation	–	1,103,087	–	–	1,105,587	–	1,105,587
Net income (loss)	–	–	(3,385,175)	–	(3,385,175)	1,317,537	(2,067,638)
Foreign currency translation	–	–	–	325	325	–	325
Balance at December 31, 2021	–	101,514,978	(112,989,191)	71,956	(10,621,311)	805,256	(9,816,053)
Common stock issued pursuant to acquisitions	–	84,913	–	–	–	–	–
Common stock issued in connection with convertible note	–	1,541,765	–	–	1,542,695	–	1,542,695
Joint ventures	–	–	–	–	–	(7,900)	(7,900)
Stock-based compensation	–	362,532	–	–	362,532	–	362,532
Net income (loss)	–	–	(3,423,227)	–	(3,423,227)	430,147	(2,993,080)
Foreign currency translation	–	–	–	(4,990)	(4,990)	–	(4,990)
Balance at March 31, 2022	$–	$103,504,188	$(116,412,418)	$66,966	$(12,144,301)	$1,227,503	$(10,916,796)

Balance at June 30, 2022	$–	$104,627,032	$(121,436,490)	$(50,673)	$(15,432,201)	$479,019	$(14,953,182)
Common stock issued for conversion of convertibles notes, accrued interest and premium	–	1,077,332	–	–	1,111,397	–	1,111,397
Common stock issued pursuant to acquisitions	–	343,183	–	–	172,350	–	172,350
Stock-based compensation	–	640,017	–	–	467,517	–	467,517
Net income (loss)	–	–	(3,617,789)	–	(3,617,789)	447,613	(3,170,176)
Foreign currency translation	–	–	–	63,762	63,762	–	63,762
Balance at September 30, 2022	–	106,687,564	(125,054,279)	13,089	(17,234,964)	926,632	(16,308,332)
Common stock issued for conversion of convertibles notes, accrued interest and premium	–	315,283	–	–	336,091	–	336,091
Common stock issued pursuant to acquisitions	–	356,234	–	–	75,459	–	75,459
Stock-based compensation	–	901,721	–	–	901,721	–	901,721
Net income (loss)	–	–	(4,413,018)	–	(4,413,018)	(69,147)	(4,482,165)
Foreign currency translation	–	–	–	(34,129)	(34,129)	–	(34,129)
Balance at December 31, 2022	–	108,260,802	(129,467,297)	(21,040)	(20,368,840)	857,485	(19,511,355)
Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	146,100	–	–	36,667	–	36,667
Stock-based compensation	–	815,454	–	–	815,454	–	815,454
Net income (loss)	–	–	(4,025,564)	–	(4,025,564)	(20,234)	(4,045,798)
Foreign currency translation	–	–	–	(137)	(137)	–	(137)
Balance at March 31, 2023	$–	$109,222,356	$(133,492,861)	$(21,177)	$(23,542,420)	$837,251	$(22,705,169)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,698,139)	$(6,037,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530,177	156,897
Stock compensation	2,184,692	2,145,626
Amortization of debt discount	–	146,475
Change in fair value of contingent consideration	181,009	–
Bad debt expense	640,484	–
Gain on expiration of accrued tax liability	(2,090,978)	–
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	(2,787,677)	(7,388,104)
Other receivables	(218,817)	(103,932)
Inventories	(696,695)	(314,573)
Prepaid expenses and other current assets	128,542	123,392
Long-term receivables	26,889	–
Accounts payable	2,241,421	123,063
Long-term payables	(47,329)	–
Accounts payable and accrued liabilities - related parties	522,620	1,967,786
Accrued liabilities	(217,742)	1,100,808
Accrued payroll taxes, penalties and interest	35,242	72,558
Deferred revenue	1,191,593	441,075
Net cash used in operating activities	(10,074,709)	(7,566,320)
Cash flows from investing activities:
Purchase of property and equipment	(511,515)	(441,521)
Purchase of intangibles	(446,923)	(206,068)
Acquisition of business, net of cash	80,087	–
Net cash used in investing activities	(878,351)	(647,589)
Cash flows from financing activities:
Proceeds from related party notes payable	11,845,764	7,602,059
Proceeds from convertible notes payable	–	2,932,857
Repayments of related party notes payable	(752,256)	–
Distributions to noncontrolling interest	–	(1,882,144)
Net proceeds (repayments) from notes payable	346,910	(21,717)
Repurchase of common shares from subsidiary	–	(14,826)
Net cash provided by financing activities	11,440,418	8,616,229
Net change in cash and cash equivalents	487,358	402,320
Effect of exchange rate changes on cash	29,496	34,679
Cash and cash equivalents at beginning of period	772,062	110,285
Cash and cash equivalents at end of period	$1,288,916	$547,284

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$–	$6,532,206
Contribution of property and equipment into joint venture	$–	$111,185
Issuance of shares to joint venture partner	$–	$58,560
Conversion of accounts payable-related parties to note payable-related parties	$–	$181,744
Common stock and warrants issued in connection with convertible note	$–	$1,542,695
Conversion of convertible note payable, accrued interest and premium into common stock	$2,327,489	$–
Increase in right-of-use asset and liability	$1,447,488	$–

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

Since Dalrada’s inception, the Company has grown its footprint to include the unique business divisions: Genefic, Dalrada Energy Services, Dalrada Precision Manufacturing, and Dalrada Technologies. Dalrada’s global solutions directly address climate change, gaps in the health care industry, and technology needs that facilitate a new era of human behavior and interaction and ensure a bright future for the world around us.

Genefic

Genefic, formerly named Dalrada Health, delivers advanced health care solutions with dedicated products, services, and systems. From virus and disease screening capabilities to pharmaceutical goods and holistic wellness clinics, this specialized division is committed to developing key health products, lifesaving medications and building comprehensive systems to increase capability, strive to keep people healthy with the goals of improving their quality of life and increasing their longevity– on a global level.

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

Watson Rx Solutions (“Watson”)- In June 2022, Dalrada Life Sciences acquired Watson, an Alabama-based pharmacy with more than 30 years of experience in the retail medical and pharmaceutical industries. Watson helps manage disease states through education and prescription management while offering generic as well as specialty medications. Watson maintains pharmacy licenses in all 50 States including Washington D.C.

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

Dalrada Technology Limited (“DTL”)- Dalrada Precision Manufacturing Inc. entered into an Ownership Purchase Agreement to purchase all of the membership interests in Dalrada Technology Limited on March 1, 2023. DTL is a holding company for all European based Dalrada Precision entities.

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

Liquidity and Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2023, the Company has an accumulated deficit of $133,492,861. The Company closed a convertible debenture funding on February 4, 2022 for a total principal amount of $3,000,000. The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Income attributable to the minority interest in the Company’s majority owned and controlled consolidated subsidiaries is recorded as net income attributable to noncontrolling interests in the consolidated statements of operations and the noncontrolling interest is reflected as a separate component of the statement of stockholders’ equity, consolidated balance sheet, and statement of cash flows.

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

When estimating its allowance for credit losses related to revenues from Covid Testing, the Company differentiates its receivables based on the following customer types: healthcare insurers, government payers, and cash payers. Additionally, the Company applies assumptions and judgments for assessing collectability and determining net revenues and accounts receivable from its customers. Historical collection factors we considered for assessing collectability and determining net revenues and accounts receivable from our customers include the period that the receivables have been outstanding, history of payment amounts, status of collections due, and applicable statutes of limitations.

During the nine months ended March 31, 2023, healthcare insurers and government payers accounted for over 29% of total revenues or $5,567,245. The accounts receivable related to both healthcare insurers and government payers was $3,863,560 as of March 31, 2023.

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

Level 1 – applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

(See “Note 14 Commitments and Contingencies”).

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

Accounts Receivable are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2023 and June 30, 2022, the Company recorded a bad debt allowance of $223,062 and $119,791, respectively.

Pala and Empower have a standardized approach to estimate the amount of consideration that we are entitled to for its COVID-19 testing revenue, including the impact of contractual allowances (including payer denials), and patient price concessions. Collection and payer reimbursement is based on industry standards and third-party experts. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

(i)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of March 31, 2023 and June 30, 2022, inventory is comprised of raw materials purchased from suppliers, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated selling price in the ordinary course of business, less estimated costs to sell.

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

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cashflow, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill is tested annually on June 30 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on one or all reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of June 30, 2022, there were quantitative factors that indicated goodwill was impaired in the amount of $218,308. During the third quarter ended March 31, 2023, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of that evaluation, the Company considered the relevant events and circumstances including macroeconomic conditions, industry and market consideration, cost factors and relevant entity specific conditions. As a result of the qualitative goodwill impairment assessment performed, the Company did not recognize any goodwill impairment charges.

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

The Company’s revenue is derived from the sales of its products, which represent net sales recorded in the Company’s consolidated statements of operations. Product sales are recognized when performance obligations under the terms of the contract with the customer are satisfied. Typically, this would occur upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. The Company measures revenue as the amount of consideration to which it expects to be entitled in exchange for transferring goods (transaction price). The Company records reductions to revenue for estimated customer returns, allowances, markdowns, and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances is inherently uncertain and may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it will record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Reserves for returns, and markdowns are included within accrued expenses and other liabilities. Allowance and discounts are recorded in accounts receivable, net and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheets.

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of March 31, 2023, or 2022.

Net revenues from COVID-19 testing accounted for over 29% of the Company’s total net revenues for the nine months ended March 31, 2022, and primarily comprised of a high volume of relatively low-dollar transactions. Pala and Empower, which provide clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Pala and Empower do not invoice the patients themselves for testing but rely on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

DES recognizes revenue on energy savings contracts where it provides design, engineering and equipment upgrades to obtain energy savings through Environmental, Social, and Governance (“ESG”) targets. Up to and upon completion of an energy savings project, DES calculates the monthly energy savings based on prior and current energy consumption totals. The monthly energy savings total is split between the customer and DES where DES recognizes revenue on a certain negotiated percentage of the total savings. Upon completion of an energy savings contract, the customer will then retain 100% of such energy savings. DES records revenue as it provides additional management, consulting, and other services as they are incurred.

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

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Product sales - third parties	$2,878,093	$1,627,647	$5,390,857	$1,788,938
Product sales - related party	1,336	19,324	75,335	49,208
Service revenue - third parties	6,412,712	3,945,179	12,676,075	13,741,381
Service revenue - related party	182,552	–	843,313	62,240
Total revenue	$9,474,693	$5,592,150	$18,985,580	$15,641,767

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and liabilities from contracts with customers:

	March 31,	June 30,
	2023	2022
Accounts receivable, net	$8,218,196	$6,406,555
Accounts receivable, net - related parties	127,951	41,603
Long-term receivables	41,716	42,395
Long-term receivables - related parties	1,182,893	1,209,103
Deferred revenue	1,972,516	720,923

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Product sales	$1,617,124	$796,148	$3,320,438	$1,386,244
Service revenue	4,995,556	977,482	8,603,702	3,648,064
Total cost of revenue	$6,612,680	$1,773,630	$11,924,140	$5,034,308

(o)	Advertising

Advertising costs are expensed as incurred. During the nine months ended March 31, 2023 and 2022, advertising expenses were approximately $275,846 and $366,551, respectively. During the three months ended March 31, 2023, and 2022, advertising expenses were approximately $74,846 and $138,551, respectively.

(p)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended March 31, 2023, and 2022, stock-based compensation expense was $815,454 and $362,532, respectively. During the nine months ended March 31, 2023 and 2022, stock-based compensation expense was $2,184,692 and $2,145,626, respectively.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three and nine months ended March 31, 2023, the Company’s only component of comprehensive income was foreign currency translation adjustments.

(s)	Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company's consolidated balance sheets and statements of changes in stockholders’ equity. Net loss attributable to non-controlling interests is reflected separately from consolidated net loss in the consolidated statements of comprehensive loss and statements of changes in stockholders’ equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest is recorded as a gain or loss.

As of March 31, 2023, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

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

The weighted average number of common stock equivalents related to convertible notes payable of 0 and 58,042,294 shares, and cashless warrants of 0 and 15,786,829, was not included in diluted loss per share, because the effects are antidilutive, for the nine months ended March 31, 2023 and 2022, respectively.

There were no adjustments to the numerator during the three and nine months ended March 31, 2023 and 2022, respectively.

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

The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and recognizes any change in fair in the consolidated statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore, materially affect the Company’s future financial results. The contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid in capital in the stockholders’ deficit section of the Company’s consolidated balance sheets. The contingent consideration decreased by $103,467 to a balance of $4,767,333 during the nine months ended March 31, 2023.

3.	Investment in Pala Diagnostics

In August 2021, Dalrada, through its subsidiary Dalrada Health, entered a joint venture (“JV”) with Vivera Pharmaceuticals, Inc (“Vivera”) for a 51% ownership and controlling interest. The JV, Pala Diagnostics, LLC (“Pala”) is a CLIA-certified diagnostics lab focused on SARS-CoV-2 testing for now with additional testing capabilities to be introduced. The JV has been treated as a business combination.

We determined that Pala is a Variable Interest Entity (VIE), We believe that the Company has the power to direct the activities that most significantly impact the economic performance of Pala, and accordingly, Dalrada is considered the primary beneficiary of the VIE. The Company has consolidated the activities of the VIE.

Pursuant to the partnership agreement, Dalrada contributed equity in the amount of $500,000 for operating capital and Vivera contributed property and equipment at a fair value of $111,185. This amount was included in non-controlling interest equity balance in the consolidated balance sheets.

Pursuant to the JV agreement, Dalrada issued 250,000 shares of common stock to Vivera in October 2021. The fair value of $58,560 was recorded to goodwill as of March 31, 2023.

In December 2021, Dalrada Health filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509, accounted for as an unauthorized distribution. In addition to filing a cross-complaint against Dalrada Health Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics (a subsidiary of Dalrada Financial Corporation), Dalrada Financial Corporation’s officers, and other unrelated parties. See Note 14 for legal proceedings.

4.	Business Combinations and Asset Acquisition

Bothof Brothers Construction Inc. (“Bothof”)

On October 17, 2022, the Company acquired 100% of the common stock of Bothof. The Company assumed the net liabilities of the Bothof in exchange for the employment services of the selling shareholder. All considerations in the transaction requires the continued employment of the selling shareholder and thus is not consideration transferred under ASC 805.

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

The following is a summary of the value of the Warrant Consideration to the selling shareholder. The Company records the value on a straight-line basis over the vesting period of 24-months:

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

Trade name is amortized on a straight-line basis over one month. The fair value estimate of the trade name for the purchase price allocation was based on an analysis of the present value of future cash flows and relief from royalty method.

Dalrada Technology LTD EU (“DTL”)

On March 1, 2023 the Company acquired 100% of the common stock of DTL in an asset acquisition. In consideration for the asset acquisition, the Company issued 1,000,000 cashless warrants, at a strike price of $0.10 per share, which shall vest quarterly over 36 months.

The following is a summary of the value of the Warrant Consideration to the selling shareholder. The value was calculated using the Black-Scholes model. The Company recorded a liability for the warrants at the acquisition date as the warrants are not contingent on employment of the sellers:

Warrant Consideration	$68,975

The Company acquired DTL as a holding company for its European operations, including Likido Ltd. and DepTec. DTL will also be u tilized to pursue certain European grants and other governmental funding opportunities. The two sellers of DTL are related parties to the Chairman and CEO of the Company.

The DTL transaction was accounted for as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized and expect to finalize any changes to the purchase price allocation prior to filing the fiscal year 2023 year ending June 30, 2023.

The Company has made a preliminary allocation of the purchase price regarding the asset acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$9,108
Deposits	13,536
Prepaids	24,666
Furniture and Fixtures	64,533
Trade name	206,336
Loan Payable	(249,204)
Purchase price consideration	$68,975

Trade name is amortized on a straight-line basis over two years.

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Raw materials	$1,193,509	$399,706
Finished goods	1,127,807	1,224,915
Inventory, Net	$2,321,316	$1,624,621

Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Machinery and equipment	$1,474,850	$740,147
Leasehold improvements	303,922	314,642
Computer and office equipment	429,027	518,017
	2,207,799	1,572,806
Less: Accumulated depreciation	(803,909)	(496,394)
	$1,403,890	$1,076,412

Depreciation expense of $265,749 and $103,566 for the nine months ended, and $94,331 and $9,313 for the three months ended, March 31, 2023, and 2022, respectively, were included in selling, general and administrative expenses in the statements of operations.

Intangible Assets, Net

Intangible assets, net consisted of the following as of March 31, 2023 and June 30, 2022:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2022	$693,385	$1,064,000	$1,230,159	$348,100	$335,021	$3,670,665
Additions	–	–	–	206,336	448,218	654,554
Balance: March 31, 2023	693,385	1,064,000	1,230,159	554,436	783,239	4,325,219

Less: Accumulated amortization
Balance: June 30, 2022	(102,891)	(4,260)	(30,754)	(380)	(7,492)	(145,777)
Additions	(52,004)	(38,340)	(92,262)	(45,375)	(30,965)	(258,946)
Balance: March 31, 2023	(154,895)	(42,600)	(123,016)	(45,755)	(38,457)	(404,723)

Net book value: March 31, 2023	$538,490	$1,021,400	$1,107,143	$508,681	$744,782	$3,920,496

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2021	$693,385	$–	$–	$–	$–	$693,385
Additions	–	1,064,000	1,230,159	348,100	335,021	2,977,280
Balance: June 30, 2022	693,385	1,064,000	1,230,159	348,100	335,021	3,670,665

Less: Accumulated amortization
Balance: June 30, 2021	(28,891)	–	–	–	–	(28,891)
Additions	(74,000)	(4,260)	(30,754)	(380)	(7,492)	(116,886)
Balance: June 30, 2022	(102,891)	(4,260)	(30,754)	(380)	(7,492)	(145,777)

Net book value: June 30, 2022	$590,494	$1,059,740	$1,199,405	$347,720	$327,529	$3,524,888

Amortization expense of $264,428 and $155,570 for the nine months ended, and $87,334 and $120,131 for the three months ended, March 31, 2023, and 2022, respectively, were included in selling, general and administrative expenses in the statements of operations. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

6.	Accrued Payroll Taxes

As of March 31, 2023, and June 30, 2022, the Company had $0 and $2,055,736, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes has accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest is compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that made up the balance had a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpassed their estimated expiration date, the Company removed the liability from the condensed consolidated balance sheets, and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” within other income on the condensed consolidated statements of operations.

7.	Debt

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on March 31, 2023 and June 30, 2022:

	March 31, 2023
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$14,469,964	$386,225
Related entity 2	10,927,934	347,095
Related entity 3	652,387	24,382
Related entity 4	2,852,875	193,628
Related entity 5	772,081	13,699
Related entity 6	226,329	2,982
	$29,901,570	$968,011

	June 30, 2022
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$8,261,310	$120,050
Related entity 2	8,213,976	106,951
Related entity 3	453,052	11,072
Related entity 4	1,512,924	123,996
Related entity 5	366,800	786
	$18,808,062	$362,855

The following is a summary of current and long-term notes payable – related parties as of March 31, 2023 and June 30, 2022:

	March 31, 2023
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$7,599,025	$6,870,939	$14,469,964
Related entity 2	5,208,540	5,719,394	10,927,934
Related entity 3	547,387	105,000	652,387
Related entity 4	2,481,389	371,486	2,852,875
Related entity 5	664,006	108,075	772,081
Related entity 6	226,329	–	226,329
	$16,726,676	$13,174,894	$29,901,570

	June 30, 2022
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$3,737,197	$4,524,113	$8,261,310
Related entity 2	3,206,154	5,007,822	8,213,976
Related entity 3	446,302	6,750	453,052
Related entity 4	1,512,924	–	1,512,924
Related entity 5	366,800	–	366,800
	$9,269,377	$9,538,685	$18,808,062

All notes dated December 31, 2022 and prior are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020, to December 30, 2022. All notes dated after December 31, 2022 are unsecured, bear interest at 8% per annum, and are due 1095 days from the date of issuance. Each entity has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The Company has not received any notices of default or demands for payment. All notes are unsecured and those which are past-due are due on demand. As of March 31, 2023, and June 30, 2022, total accrued interest for Notes Payable-Related Parties was $968,011 and $362,855, respectively. The Company recorded interest expense from Notes Payable-Related Party for the nine months ending March 31, 2023, and 2022 of $605,156 and $173,007, respectively.

In September 2021, the Company converted $4,428,589 in principal and $102,054 in accrued interest into 6,937 shares of Series G convertible preferred stock. As of December 31, 2022, the remaining outstanding amounts of the related party notes payable were extended through September 30, 2026.

Related entity 6 carries an annual interest rate of 30% and is collateralized by the accounts receivable of Watson Rx. Related entity 4 has multiple loans which include interest rates at 3%, 8% and 10% and are not collateralized.

Notes Payable

Pacific Stem and IHG’s EIDL loans, dated June 7, 2020 and May 10, 2020, respectively, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loans attach collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The EIDL loans are technically in default because of a change in ownership without SBA’s prior written consent. The Company has contacted the Small Business Administration regarding the transfer of ownership and has not yet finalized the transfer of ownership.

Likido’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue).

Watson’s outstanding loans include an interest rate of 5% with a maturity date of April 29, 2025. The outstanding loans are collateralized by personal property and include monthly payments in the amount of $3,320 with a balloon payment at the maturity date in the amount of $466,460. Watson’s Letter of Credit includes an interest rate of Prime + 1% and a maturity date of May 5, 2021.

Convertible Notes

On February 4, 2022, the Company entered into a securities purchase agreement (“SPA”) with YA II PN, Ltd. (the “Buyer”) for issuance and sale of convertible debentures (the “Debentures”) in the aggregate principal amount of $3,000,000, including net proceeds received of $2,880,000 from February to March 2022.

The Debentures had a fixed conversion price of $0.9151 per share (the “Fixed Conversion Price”). The principal and interest, which accrued at a rate of 5% per annum, payable under the Debentures matures 15 months from the issuance date (the “Maturity Date”), unless earlier converted or redeemed by the Company. At any time before the Maturity Date, the Buyer had the option to convert the Debentures into the Company’s common stock at the Fixed Conversion Price. Beginning on May 1, 2023, and continuing on the first day of each calendar month thereafter through February 1, 2023, the Principal amount plus a 20% redemption premium and plus accrued and unpaid interest was subject to monthly redemption (“Monthly Redemption”). Under Monthly Redemption, the Company redeemed an applicable redemption amount in accordance with the redemption schedule provided in the Debenture, which is subject to pro rata adjustment to reflect the conversion or redemption otherwise effected pursuant to the Debenture contemporaneous with or prior to the scheduled redemption date, in cash, in common stock through the Buyer’s conversion of the Debenture (at any time after the applicable redemption date), or a combination of both at the Company’s option. With respect to each Monthly Redemption, all or partially in common stock, the conversion price shall be the lower of (1) the Fixed Conversion Price, or (2) 100% of the lowest daily VWAP during the ten consecutive trading days immediately preceding the date of conversion (the “Variable Conversion Price”). The conversion price was adjusted from time to time pursuant to the other terms and conditions of the Debenture. At no point could the conversion price be less than $0.01.

The Company, in its sole discretion, had the option to redeem in cash amounts owed under the Debentures prior to the Maturity Date by providing the Buyer with advance written notice at least 10 trading days prior to such redemption, provided that the Shares are trading below the Fixed Conversion Price at the time of the redemption notice. The Company had to pay a redemption premium equal to 20% (the “Redemption Premium”) of the principal amount being redeemed.

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

The total debt discounts related to the convertible notes were $1,659,442 and amortized using an effective interest method over a twelve-month period. During the quarter ended March 31, 2023, the Company amortized $115,888 of debt discount and incurred interest expense of $1,550.

The total redemption premiums related to the convertible notes were $600,000 and amortized using an effective interest method over a 10-month period, starting in May 2022. During the quarter ended March 31, 2023, the Company paid redemption premiums of $120,000 in cash.

During the quarter ended March 31, 2023, the Company redeemed $600,000 of the Debentures in cash.

The net balance of the convertible note was $0 and $1,495,528 as of March 31, 2023 and June 30, 2022, respectively

8.	Convertible Note Payable – Related Parties

On June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 360 days from the date of issuance. On June 30, 2019, the Company issued a note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature.

In September 2021, the Company converted, along with the related party notes above, principal of $1,875,000 and accrued $126,563 in interest into 3,065 shares of Series G convertible preferred stock.

9.	Related Party Transactions

During the three and nine months ended March 31, 2023, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $4,993,838 and $9,252,846 respectively. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

During the three and nine months ended March 31, 2023, the Company incurred expenses for services provided by related parties totaling $1,151,006 and $2,255,962 respectively. Services provided to the Company include management services, payroll processing services, rent and chartered flight services. The corporations are either owned and/or operated by a relative of the Company’s CEO, is a corporation in which the Company’s CEO can exercise control or is an individual who has a familial relationship with the Company’s CEO.

During the three and nine months ended March 31, 2023, the Company incurred $17,831 and $1,087,125 respectively in services performed by non-employee board members.

As of March 31, 2023, amounts included within accounts payable and accrued liabilities – related parties for related party expenses was $1,792,753.

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Dalrada Health	$1,336	$19,324	$75,335	$49,208
Solas	–	–	–	56,240
Dalrada Energy Services	11,379	–	40,871	–
Prakat	15,000	–	20,000	6,000
Bothof Brothers	156,173	–	782,442	–
	$183,888	$19,324	$918,648	$111,448

See Notes 6,7,8, 9,10,11, and 12 for additional related party transactions.

10.	Preferred Stock

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

In October 2021, December 2021, March 2022, and May 2022, the Company issued 125,000 shares of common stock related to the acquisition of International Health Group.

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

In December 2021, the Company cancelled 6,500,000 common shares issues to its directors and returned them to treasury. 6,500,000 cashless warrants were issued to the Directors and the advisor in place of the common shares that were cancelled. See “Note 12. Stock-Based Compensation” for additional information related to the issuance of the warrants.

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

Common Stock Transactions - Fiscal 2023

In July, November, December and March, the Company issued a total of 1,666,665 shares of common stock related to the acquisition of DepTec (SSCa).

In July 2022, the Company issued 500,000 common stock shares pursuant to a consulting agreement for management services.

In September 2022, December 2022 and March 2023, the Company issued a total of 375,000 shares of common stock related to the acquisition of Watson.

In September 2022, December 2022, and March 2023, the Company issued a total of 375,000 shares of common stock related to the acquisition of International Health Group.

In September and December 2022, the Company issued a total of 175,000 shares of common stock related to the acquisition of Pacific Stem Business.

During the nine months ended March 31, 2023, the Company issued 10,974,521 shares of common stock pursuant to the conversion of $1,475,608 of convertible debt and its related premium and interest expense.

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

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding - June 30, 2021	1,000,000	$–
Granted	11,025,004	0.45
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2022	12,025,004	$–
Granted	5,200,000	0.27
Exercised	–	–
Forfeited	–	–
Outstanding – March 31, 2023	17,225,004	$0.40
Exercisable – March 31, 2023	12,882,260	$0.43

During the nine months ended March 31, 2023 and 2022, stock-based compensation was $2,184,692 and $2,145,626, respectively. Total unrecognized compensation cost of non-vested options was $3,521,116 on March 31, 2023, which will be recognized through fiscal year ending June 30, 2025.

13.	Segment Reporting

Segment information for the three and nine months ended March 31, 2023, and 2022 is as follows:

	Three Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,792,799	$2,479,876	$1,692,136	$509,882	$–	$9,474,693
Income (Loss) from Operations	196,516	(1,020,232)	(166,798)	160,016	(2,808,722)	(3,639,220)

	Three Months Ended March 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$3,834,973	$–	$1,032,155	$655,752	$69,270	$5,592,150
Income (Loss) from Operations	$141,264	$–	$(162,401)	$130,938	$(2,749,444)	(2,639,643)

	Nine Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$9,220,417	$4,232,134	$3,866,848	$1,666,181	$–	$18,985,580
Income (Loss) from Operations	(764,615)	(593,057)	(1,790,160)	95,654	(8,325,309)	(11,377,487)

	Nine Months Ended March 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$12,537,273	$–	$1,289,454	$1,745,770	$69,270	$15,641,767
Income (Loss) from Operations	4,359,455	–	(1,506,855)	27,581	(8,275,220)	(5,395,039)

Geographic Information

The following table presents revenue by country:

	Nine Months Ended
	March 31,
	2023	2022
United States	$16,157,623	$13,602,738
Scotland	1,539,371	150,189
India	1,288,586	1,888,840
	$18,985,580	$15,641,767

The following table presents inventories by country:

	March 31,	June 30,
	2023	2022
United States	$1,638,094	$999,302
Scotland	683,222	625,319
	$2,321,316	$1,624,621

The following table presents property and equipment, net, by country:

	March 31,	June 30,
	2023	2022
United States	$1,106,122	$815,556
Scotland	288,090	247,283
India	9,678	13,573
	$1,403,890	$1,076,412

14.	Commitments and Contingencies

Lease Commitments

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components is recognized when the obligation is probable.

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the three months ended March 31, 2023, management determined that there were no variable lease costs.

Right-of-Use Asset

In May 2020, the Company entered into a five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right-of-use asset and liability of $1,694,843 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $116,482. The lease agreements mature in April 2025. In July 2022, the Company modified its current lease by entering into a new five-year lease agreement to lease a commercial building in Escondido, California beginning July 1, 2022. The Company recognized a right-of-use asset and liability of $2,405,540, an increase of $710,697, and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $192,521, an increase of $76,039. The lease agreement matures in June 2027.

In May 2020, the Company entered into three-year lease agreement to lease a warehouse in Brownsville, Texas. The Company recognized a right-of-use asset and liability of $177,124 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $8,399. The lease agreements mature in April 2023.

The Company’s Prakat subsidiary entered into a lease agreement to lease office space through September 2026. The Company recognized a right-of-use asset and liability of $140,874 and used an effective borrowing rate of 9.2% within the calculation.

In August 2020, the Company’s Likido subsidiary entered in a new operating agreement for warehouse space. The lease matured in July 2021. Upon maturity, rent payments are made on a month-to-month basis.

In June 2017, the Company’s IHG subsidiary entered a lease for 3 separate office suites in San Diego, California. The lease expired in January 2022.

In May 2021, the Company’s PSC subsidiary entered into a three-year and 6-month lease agreement to lease a medical office space in Poway, California. The Company recognized a right-of use-asset and liability of $277,856 and used an effective borrowing rate of 3.0% within the calculation.

In January 2022, the Company’s IHG subsidiary entered into a five-year and 5-month lease agreement to lease a medical office space in Chula Vista, California. The Company recognized a right-of-use asset and liability of $287,345 and used an effective borrowing rate of 3.0% within the calculation.

In May 2022, the Company’s IHG subsidiary entered into a six-year and 3-month lease agreement to lease an office space in San Diego, California. The Company recognized a right-of-use asset and liability of $916,666 and used an effective borrowing rate of 4.0% within the calculation.

In August 2020, the Company’s DepTec subsidiary entered into a five-year lease agreement to lease office space. The Company recognized a right-of-use asset and liability of $140,569 and used an effective borrowing rate of 3.0%.

In May 2021, the Company’s Watson subsidiary entered into a three-year lease agreement to lease a building in Florence, Alabama. The Company recognized a right-of-use asset and liability of $90,827 and used an effective borrowing rate of 3.0%.

In July 2022, the Company’s Empower subsidiary entered into a five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right-of-use asset and liability of $322,756 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $25,838. The lease agreement matures in June 2027.

In October 2022, the Company acquired Bothof Brothers which had an existing lease to a commercial building in Escondido, California. The building is owned by a related party. Upon acquisition, the company recognized a right-of-use asset and liability of $33,454 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $2,174. The lease agreement matures in December 2024.

In March 2023, the Company acquired Dalrada Technology Ltd. which had an existing lease to a commercial building in Livingston, Scotland. Upon acquisition, the company recognized a right-of-use asset and liability of $428,561 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $99,695. The lease agreement matures in October 2027.

In March 2023, Genefic entered into a five-year lease agreement to lease a commercial building in San Diego, California. The Company recognized a right-of-use asset and liability of $844,242 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $185,976. The lease agreement matures in March 2028.

Legal Proceedings

Dalrada Health Products (“Dalarada Health”), formed a joint venture with Vivera Pharmaceuticals, Inc. (“Vivera”), whereby Vivera is the minority member. As the managing member of the joint venture, Dalrada Health Products, in December 2021, filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509. In addition to filing a cross-complaint against Dalrada Health Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics (a subsidiary of Dalrada Financial Corporation), Dalrada Financial Corporation’s officers, and other unrelated parties. The proceedings are being held at the Superior Court of the State of California, for the County of Orange – Central Justice Center. In March 2023, the presiding judge ordered the case stayed until a valuation could be completed for Pala Diagnostics (“Pala” the company formed as a result of the joint venture) in order to allow for a dissolution of the partnership as requested by both parties. Any remaining issues found to be unresolved through the dissolution process will be addressed once the stay is lifted after dissolution.

On January 10, 2023, a resolution was concluded in the dispute between Likido Ltd. and MAPtech PACKAGING LIMITED (“MAPtech”) whereby Likido shall pay sum of $429,987 in damages, $42,374 in legal costs, and £19,754 as reimbursement for arbitration fees and expenses paid on account by MAPtech.  Likido Ltd. shall pay interest at a rate of 8% per annum simple on all sums due pursuant to award, beginning 30 days from the date of the award. The Company has accrued a note payable totaling $509,731 related to the dispute as of March 31, 2023.

15.	Subsequent Events

On April 4, 2023, 15,002 shares of Series H Preferred Stock were issued pursuant to the conversion of $4,544,224 in outstanding related party notes and accrued interest. Each share of Series H Convertible Preferred share converts into 3,029 shares of common stock (equivalent to converting the related equity dollars into common shares at $0.10 per share). Series H Convertible Preferred shares do not have voting rights.

On April 14, 2023, the Company authorized and issued 26,638,500 cashless warrants to various officers, employees and consultants of the Company.

On April 19, 2023, the Company issued 2,000,000 shares of restricted 144 common stock shares pursuant to a consulting agreement.

On April 19, 2023, the Company issued 125,000 shares of common stock as part of the consideration for the acquisition of Watson RX Solution, Inc.

On April 19, 2023, the Company issued 333,333 shares of common stock as part of the consideration for the acquisition of Deptec.

On April 21, 2023, and May 10, 2023, the Company filed a Form 8-K to disclose the resignation of 8 Dalrada Financial Corporation Board of Director members.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of Dalrada Financial Corporation for the Three and Nine months ended March 31, 2023, and 2022.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the year ended June 30, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of our Quarterly Report.

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

Since Dalrada’s inception, the Company has grown its footprint to include the unique business divisions: Genefic, Dalrada Energy Services, Dalrada Precision Manufacturing, and Dalrada Technologies. Within each of these divisions, the Company drives transformative innovation while creating solutions that are sustainable, accessible, and affordable. Dalrada’s global solutions directly address climate change, gaps in the health care industry, and technology needs that facilitate a new era of human behavior and interaction and ensure a bright future for the world around us.

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $4,045,798 and $11,698,139 during the three and nine months ended March 31, 2023, respectively. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 and 2022

The following table sets forth the results of our operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,792,799	$2,479,876	$1,692,136	$509,882	$–	$9,474,693
Income (Loss) from Operations	$196,516	$(1,020,232)	$(166,798)	$160,016	$(2,808,722)	$(3,639,220)

	Three Months Ended March 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$3,834,973	$–	$1,032,155	$655,752	$69,270	$5,592,150
Income (Loss) from Operations	$141,264	$–	$(162,401)	$130,938	$(2,749,444)	$(2,639,643)

	Increase (Decrease) for the Three Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Techhnologies	Corporate	Consolidated
Revenues	$957,826	$2,479,876	$659,981	$(145,870)	$(69,270)	$3,882,543
Income (Loss) from Operations	$55,252	$(1,020,232)	$(4,397)	$29,078	$(59,278)	$(999,577)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended March 31, 2023, was $4,792,799 compared with revenue of $3,834,973 during the three months ended March 31, 2022, an increase of $957,826, or 25%. The increase in revenues was primarily attributable to the increase in activity for both Empower and Watson.

Dalrada Energy:

Revenues for the three months ended March 31, 2023, was $2,479,876 which includes revenues related to Bothof Brothers in the amount of $1,294,531. Dalrada Energy was not a revenue generating segment for the three months ended March 31, 2022.

Dalrada Precision Manufacturing:

Revenues for the three months ended March 31, 2023, was $1,692,136 compared with revenue of $1,032,155 during the three months ended March 31, 2022, an increase of $659,981, or 64%. The increase in revenues was primarily attributable to the increased sales of the Dalrada Precision Parts sector, and the sale of Likido units.

Dalrada Technologies:

Revenues for the three months ended March 31, 2023, was $509,882 compared with revenue of $655,752 during the three months ended March 31, 2022, a decrease of $145,870, or 22%. The decrease in revenue was a result of completing customer contracts while not entering into larger, new contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the three months ended March 31, 2023 was $2,596,376 compared to cost of revenues of $1,109,879 during the three months ended March 31, 2022, an increase of $1,486,497, or 134%. The increase in cost of revenues was primarily a result of an increase in lower margin services for Empower.

Dalrada Energy:

Cost of Revenues for the three months ended March 31, 2023 was $2,918,601; consisting of $1,803,464 for Dalrada Energy Services and $1,115,137 for Bothof Brothers. Dalrada Energy was not a cost of revenue generating segment for the three months ended March 31, 2022.

Dalrada Precision Manufacturing:

Cost of Revenues for the three months ended March 31, 2023 was $936,437 compared to cost of revenues of $415,663 during the three months ended March 31, 2022, an increase of $520,774, or 125%. The increase in cost of revenues was primarily a result of sales growth in the Precision Parts sector.

Dalrada Technologies:

Cost of Revenues for the three months ended March 31, 2023 was $161,266 compared to cost of revenues of $248,088 during the three months ended March 31, 2022, a decrease of $86,822, or 35%. The decrease in cost of revenues was primarily a result of the decrease in sales volume for the period.

Operating Expenses

Genefic:

Operating expenses for the three months ended March 31, 2023 was $1,999,907 compared to operating expenses of $2,583,829 during the three months ended March 31, 2022, a decrease of $583,922, or 23%. The decrease in operating expenses was a result Dalrada the recognition of bad debt expense for the three months ended March 31, 2022.

Dalrada Energy:

Operating expenses for the three months ended March 31, 2023 was $581,507 and consists of $159,741 of legal and professional fees for ongoing projects. Dalrada Energy was not an operating expense generating segment for the three months ended March 31, 2022.

Dalrada Precision Manufacturing:

Operating expenses for the three months ended March 31, 2023 was $922,497 compared to operating expenses of $778,894 during the three months ended March 31, 2022, an increase of $143,603, or 18%. The increase in operating expenses was a result of segment expansion of Precision Parts and acquisition of DepTec.

Dalrada Technologies:

Operating expenses for the three months ended March 31, 2023 was $188,600 compared to operating expenses of $276,726 during the three months ended March 31, 2022, a decrease of $88,126, or 32%. The decrease in operating expenses was primarily attributable to the decrease in salaries and wages.

Corporate:

Operating expenses for the three months ended March 31, 2023 was $2,808,722 compared to operating expenses of $2,818,714 during the three months ended March 31, 2022, a decrease of $9,992. During the three months ended March 31, 2023, the Company recorded stock compensation expense of $815,454 to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $314,319 and $338,677 for the three months ended March 31, 2023 and 2022, respectively.

Net Income (Loss)

Net loss for the three months ended March 31, 2023 was $4,045,935 compared to net loss of $3,423,227 for the three months ended March 31, 2022.

Nine Months Ended March 31, 2023 and 2022

The following table sets forth the results of our operations for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$9,220,417	$4,232,134	$3,866,848	$1,666,181	$–	$18,985,580
Income (Loss) from Operations	(764,615)	(593,057)	(1,790,160)	95,654	(8,325,309)	(11,377,487)

	Nine Months Ended March 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$12,537,273	$–	$1,289,454	$1,745,770	$69,270	$15,641,767
Income (Loss) from Operations	4,359,455	–	(1,506,855)	27,581	(8,275,220)	(5,395,039)

	Increase (Decrease) for the Nine Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Techhnologies	Corporate	Consolidated
Revenues	$(3,316,856)	$4,232,134	$2,577,394	$(79,589)	$(69,270)	$3,343,813
Income (Loss) from Operations	(5,124,070)	(593,057)	(283,305)	68,073	(50,089)	(5,982,448)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the nine months ended March 31, 2023, was $9,220,417 compared with revenue of $12,537,273 during the nine months ended March 31, 2022, a decrease of $3,316,856, or 26%. The decrease in revenues was primarily attributable to the decrease in demand for Covid diagnostic testing.

Dalrada Energy:

Revenues for the nine months ended March 31, 2023, was $4,232,134 consisting of $2,937,603 of Dalrada Energy Service revenue generated and $1,294,531 of Bothof Brothers revenue generated.Dalrada Energy was not a revenue generating segment for the nine months ended March 31, 2022.

Dalrada Precision Manufacturing:

Revenues for the nine months ended March 31, 2023, was $3,866,848 compared with revenue of $1,289,454 during the nine months ended March 31, 2022, an increase of $2,577,394, or 200%. The increase in revenues was primarily attributable to the expansion of the Precision Parts and DepTec segment expansions.

Dalrada Technologies:

Revenues for the nine months ended March 31, 2023, was $1,666,181 compared with revenue of $1,745,770 during the nine months ended March 31, 2022, a decrease of $79,589, or 5%. The decrease in revenue was a result of timing differences in project completion between 2023 and 2022.

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

	As of March 31,
	2023		2022
Backlog by division:
Dalrada Energy Services	$27,784,000	32%	$–	0%
Dalrada Precision Manufacturing	53,000,000	62%	–	0%
Dalrada Health Products	5,000,000	6%	–	0%
Total backlog	$85,784,000	100%	$–	0%

Dalrada Energy Services contracts’ backlog is comprised of management and construction services revenue which occur over a one-year period as well as energy savings revenue which occurs over a 20-year period. Dalrada Precision Manufacturing and Dalrada Health Products backlog occur over a one-year period.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the nine months ended March 31, 2023, was $4,859,485 compared to cost of revenues of $3,123,915 during the nine months ended March 31, 2022, an increase of $1,735,570, or 56%. The increase in cost of revenues was primarily a result of a growth in business of Watson, which incurs a higher cost of revenue than the Covid diagnostic testing that was primarily prevalent for the nine months ended March 31, 2022.

Dalrada Energy:

Cost of Revenues for the nine months ended March 31, 2023 was $3,633,781; consisting of $1,811,757 for Dalrada Energy services and $1,822,024 for Bothof Brothers. Dalrada Energy was not a cost of revenue generating segment for the nine months ended March 31, 2022.

Dalrada Precision Manufacturing:

Cost of Revenues for the nine months ended March 31, 2023 was $2,441,904 compared to cost of revenues of $894,395 during the nine months ended March 31, 2022, an increase of $1,547,509, or 173%. The increase in cost of revenues was primarily a result of sales growth in the Precision Parts sector.

Dalrada Technologies:

Cost of Revenues for the nine months ended March 31, 2023 was $988,970 compared to cost of revenues of $1,015,998 during the nine months ended March 31, 2022, a decrease of $27,028, or 3%.

Operating Expenses.

Genefic:

Operating expenses for the nine months ended March 31, 2023 was $5,125,547 compared to operating expenses of $5,053,902 during the nine months ended March 31, 2022, an increase of $71,645, or 1%. The increase in operating expenses was a result of the acquisition of Watson Rx and reallocating personnel from the Corporate division to the Genefic division.

Dalrada Energy:

Operating expenses for the nine months ended March 31, 2023 was $1,191,410 and consists of $498,785 of legal and professional fees for ongoing projects. Dalrada Energy was not an operating expense generating segment for the nine months ended March 31, 2022.

Dalrada Precision Manufacturing:

Operating expenses for the nine months ended March 31, 2023 was $3,215,104 compared to operating expenses of $1,901,914 during the nine months ended March 31, 2022, an increase of $1,313,190, or 69%. The increase in operating expenses was a result of acquiring DepTec as well as reallocating personnel from the Corporate division to the Dalrada Precision Manufacturing division.

Dalrada Technologies:

Operating expenses for the nine months ended March 31, 2023 was $581,557 compared to operating expenses of $702,191 during the nine months ended March 31, 2022, a decrease of $120,634, or 17%. The decrease in operating expenses was primarily attributable to the decrease in salaries and wages.

Corporate:

Operating expenses for the nine months ended March 31, 2023 was $8,325,309 compared to operating expenses of $8,344,490 during the nine months ended March 31, 2022, a decrease of 19,181. During the nine months ended March 31, 2023, the Company recorded stock compensation expense of $2,184,692 to consultants, employees, executives and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. A gain on the expiration of accrued tax liabilities in the amount of $2,090,978 was recorded for the nine months ended March 31, 2023.

Net Income (Loss)

Net loss for the nine months ended March 31, 2023 was $11,698,139 compared to net loss of $6,037,391 for the nine months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, the Company had an accumulated deficit of $133,492,861. The Company continues to incur significant losses and raises substantial doubt regarding the Company’s ability to continue as a going concern. We anticipate needing additional liquidity during the next twelve months to fund operations, expand our subsidiaries, expand the growth of the COVID-19 testing segment, continue the commercialization of our Likido heating & cooling units and growing the Dalrada Energy Services subsidiary. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts of high-margin heating & cooling units, precision parts, Dalrada Energy Services, DepTec’s deposition systems and COVID-19 testing. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our primary sources of liquidity are cash from operations and cash on hand from related party loans. Our primary requirements for liquidity are to fund our working capital needs, debt service, operating lease obligations, capital expenditures and general corporate needs.

As of March 31, 2023, we maintained a cash and cash equivalents balance of $1,288,916 with a working capital deficit of $16,112,454. The working capital deficit is primarily due to the current portion of the related party notes payable.

Working Capital

As of March 31, 2023, the Company had current assets of $12,828,968 and current liabilities $28,941,422 compared with current assets of $9,563,566 and current liabilities of $20,416,745 on June 30, 2022. The decrease in the working capital was primarily a result of increased related party loans.

Cash Flows

	Nine Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(10,074,709)	$(7,566,320)
Net cash used in investing activities	(878,351)	(647,589)
Net cash provided by financing activities	11,440,418	8,616,229
Net change in cash during the period, before effects of foreign currency	$487,358	$402,320

Cash flow from Operating Activities

During the nine months ended March 31, 2023, the Company used $10,074,709 of cash for operating activities compared to $7,566,320 used during the nine months ended March 31, 2022. The primary increase in the use of cash for operating activities was a result of the reduction in accounts receivable related to the COVID-19 business and the purchase of inventory from the Precision Manufacturing division.

Cash flow from Investing Activities

During the nine months ended March 31, 2023, the Company used $878,351 of cash for investing activities compared to $647,589 used during the nine months ended March 31, 2022. The increase in the use of cash for investing activities was primarily due to the purchase of equipment used primarily for the Dalrada Precision Manufacturing segment.

Cash flow from Financing Activities

During the nine months ended March 31, 2023, the Company received $11,440,418 in cash from financing activities compared to $8,616,229 during the nine months ended March 31, 2022. The increase was primarily due to the increase in proceeds from related party notes payable.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project. As of March 31, 2023 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company. The company will adopt and implement ASU 2016-13 appropriately according to the effective dates that are applicable. This pronouncement will take effect for the Company beginning July 1, 2023 and the Company will determine at that time if there are material impacts.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Dalrada Health Products (“Dalarada Health”), formed a joint venture with Vivera Pharmaceuticals, Inc. (“Vivera”), whereby Vivera is the minority member. As the managing member of the joint venture, Dalrada Health Products, in December 2021, filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509. In addition to filing a cross-complaint against Dalrada Health Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics (a subsidiary of Dalrada Financial Corporation), Dalrada Financial Corporation’s officers, and other unrelated parties. The proceedings are being held at the Superior Court of the State of California, for the County of Orange – Central Justice Center. In March 2023, the presiding judge ordered the case stayed until a valuation could be completed for Pala Diagnostics (“Pala” the company formed as a result of the joint venture) in order to allow for a dissolution of the partnership as requested by both parties. Any remaining issues found to be unresolved through the dissolution process will be addressed once the stay is lifted after dissolution.

On January 10, 2023, a resolution was concluded in the dispute between Likido Ltd. and MAPtech PACKAGING LIMITED (“MAPtech”) whereby Likido shall pay sum of $429,987 in damages, $42,374 in legal costs, and £19,754 as reimbursement for arbitration fees and expenses paid on account by MAPtech.  Likido Ltd. shall pay interest at a rate of 8% per annum simple on all sums due pursuant to award, beginning 30 days from the date of the award. The Company has accrued a note payable totaling $509,731 related to the dispute as of March 31, 2023.

ITEM 1A.      Risk Factors

Not applicable to smaller reporting entities

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: May 15, 2023	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	May 15, 2023
Brian Bonar	and Director

