Form 10-K
period 2023-06-30
DALRADA FINANCIAL CORP
filed 2023-10-19
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,009,387.

As of October 13, 2023, the registrant’s outstanding stock consisted of 89,933,776 common shares.

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

Dalrada has five business divisions: Genefic (formerly Dalrada Health), Dalrada Energy Services, Dalrada Precision Manufacturing, Dalrada Technologies and Dalrada Corporate. Within each of these divisions, the Company drives transformative innovation while creating solutions that are sustainable, accessible, and affordable. Dalrada’s global solutions directly address climate change, gaps in the health care industry, and technology needs that facilitate a new era of human behavior and interaction and ensure a bright future for the world around us.

Genefic (formerly Dalrada Health)

Genefic delivers advanced health care solutions with dedicated products, services, and systems. From virus and disease screening capabilities to pharmaceutical goods and holistic wellness clinics, When the world needs advanced health care, Genefic delivers with ingenuity, accessibility, and affordability. This specialized division is committed to developing key health products, lifesaving medications and building comprehensive systems to increase capability, strive to keep people healthy with the goals of improving their quality of life and increasing their longevity– on a global level.

Empower Genomics (“Empower”)- Empower is Dalrada’s wholly owned diagnostic laboratory subsidiary which processes molecular diagnostic and antibody tests to support the diagnosis of COVID-19 and the detection of immune response to the virus. Empower has built up and maintained the testing capacity to handle surges in COVID-19 testing demands. Empower also offers genetic testing capabilities including Pharmacogenomics, Nutraceutical, Nutrition/Diet DNA and Exercise/Fitness DNA tests.

Pala Diagnostics (“Pala”)- Pala is a joint venture diagnostic laboratory entity which processes both molecular diagnostic and antibody tests to support the diagnosis of COVID-19 and the detection of immune response to the virus.

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

Watson Rx Solutions (“Watson”)- In June 2022, the Company acquired Watson, an Alabama-based pharmacy with more than 30 years of experience in the retail medical and pharmaceutical industries. Watson specializes in providing expert care and managing disease states through comprehensive prescription management, education, nursing, and total health solutions. Watson maintains pharmacy licenses in all 50 States including Washington D.C.

GlanHealth (“GlanHealth”)- Genefic Products launched GlanHealth in 2020 to distribute alcohol-free hand sanitizers, surface cleaners, laundry aides, antimicrobial solutions, electrostatic sprayers, face masks, gloves, kits, and delivery equipment such as dispensers, stands, and ease of use packaging for the end consumer. GlanHealth leverages an extensive supply chain of producers, resellers, distributors, vendors, and formulators for the development, sale, and marketing of its products and services.

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

Dalrada Energy Services (“DES”)- DES provides end-to-end comprehensive energy service solutions in a robust commercial capacity. DES helps organizations meet environmental, social, and governance (“ESG”) goals and standards while mitigating negative environmental impacts.

Bothof Brothers Construction (“Bothof”)- Bothof is a licensed general contractor which provides a wide range of development, construction and design capabilities and expertise throughout the United States. Through Bothof’s extensive experience in construction and contracting, the DES division can provide a myriad of additional services to its private and public works customers.

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

Likido Ltd. (“Likido”)- Likido is an international engineering company developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and expected enhancement of quality of life through the provision of low-carbon heating and cooling systems.

During the prior year, the U.S. Government selected Dalrada’s Likido®ONE high-performance, low-carbon heat pump for real-world testing in a prestigious clean energy program. The implementation of the Likido®ONE testing is still in process. The expected positive results should not only increase market acceleration and adoption within the federal government acceptance of groundbreaking eco-friendly technology but should also accelerate adoption within the commercial building industry.

Ignite I.T. (“Ignite”)- Ignite is a manufacturer and seller of eco-friendly deep cleaners, parts washers and degreasers that are specially formulated to lift hydrocarbon-based dirt and grease from virtually all surfaces with minimal effort. Ignite products are non-flammable, non-corrosive, non-toxic, butyl-free, water-based, and leave a light citrus scent. Ignite is developed for all surfaces suitable for water and meets or exceed the most stringent industry-testing specifications.

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

Dalrada Technology Spain L.T. (“DTS”)- DTS was established as a Spanish subsidiary of DTL for the expansion of the manufacturing and sale of the Company’s heat pump technology throughout Europe.

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

Dalrada Corporate

Dalrada Corporate covers the activities which support the entire suite of Dalrada subsidiaries. Dalrada Corporate includes the areas of administration, finance, human resources, legal advice, information technology, and marketing. It also contains executive management and shareholder-related services.

Research and Development

We spent $120,000 and $656,997 on research and development activities during the years ended June 30, 2023, and 2022, respectively. We anticipate that we will incur additional expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

We currently lease 114,542 square feet of office, medical, pharmacy and warehouse space in California, Alabama, Texas, Scotland, and India, with leases that expire through 2028.

The following table sets forth information with respect to our facilities:

		Square
		Footage	Lease
Location	Type	(approximate)	Expiration
Escondido, California	Corporate Headquarters	49,530	6/30/2027
San Diego, California	Office	8,228	3/14/2028
Escondido, California	Office	2,992	6/30/2027
Chula Vista, California	Office, Medical Suite	3,200	11/12/2024
San Diego, California	Office, Medical Suite	9,016	8/31/2028
Poway, California	Medical Suite	2,504	7/31/2024
Bengaluru, India	Office	3,300	4/1/2026
Coronado,California	Office, Medical Suite	462	12/31/2024
Florence, Alabama	Pharmacy	1,443	5/31/2024
Livingston, Scotland	Office, Warehouse	4,500	8/27/2025
Escondido, California	Office	167	12/31/2024
Livingston, Scotland	Office, Warehouse	19,000	11/2/2027
San Diego, California	R&D Laboratory Space	1,200	10/31/2023
Bergondo, Spain	Office, Warehourse	9,000	5/31/2028

Item 3. Legal Proceedings

Genefic Products (“Dalrada Health”), a subsidiary of Dalrada Financial Corporation, formed a joint venture with Vivera Pharmaceuticals, Inc. (“Vivera”), whereby Vivera is the minority member. As the managing member of the joint venture, Genefic Products, in December 2021, filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509. In addition to filing a cross-complaint against Genefic Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics (a subsidiary of Dalrada Financial Corporation), Dalrada Financial Corporation’s officers, and other unrelated parties. The proceedings are being held at the Superior Court of the State of California, for the County of Orange – Central Justice Center.

On January 10, 2023, the Company settled a dispute between Likido Ltd. and a US based customer, MAPtech Packaging Inc (“MAPtech”). Pursuant to the settlement, the Company shall pay the sum of $429,987 in damages, $42,374 in legal costs, and £19,754 as reimbursement for arbitration fees and expenses paid on account by MAPtech. The Company shall pay interest at a rate of 8% per annum simple on all sums due pursuant to settlement, beginning 30 days from the date of the award.

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

Period	High	Low
Fiscal 2023
First Quarter ended September 30, 2022	$0.3700	$0.0900
Second Quarter ended December 31, 2022	$0.1700	$0.0700
Third Quarter ended March 31, 2023	$0.0200	$0.0800
Fourth Quarter ended June 30, 2023	$0.1900	$0.0600

Fiscal 2022
First Quarter ended September 30, 2021	$0.3590	$0.0100
Second Quarter ended December 31, 2021	$0.9200	$0.2890
Third Quarter ended March 31, 2022	$0.9190	$0.2650
Fourth Quarter ended June 30, 2022	$0.7200	$0.0300

Number of Holders

As of June 30, 2023, there were 88,699,139 issued and outstanding shares of common stock held by a total of 560 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2023, and 2022. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Common Stock Transactions - Fiscal 2023

In July 2022, November 2022, December 2022, March 2023 and April 2023, the Company issued a total of 1,999,998 shares of common stock related to the acquisition of DepTec (SSCe).

In July 2022, the Company issued 500,000 common stock shares pursuant to a consulting agreement for management services.

In December 2022, March 2023 and April 2023, the Company issued a total of 500,000 shares of common stock related to the acquisition of Watson.

In September 2022, December 2022, and March 2023, the Company issued a total of 375,000 shares of common stock related to the acquisition of International Health Group.

In September and December 2022, the Company issued a total of 175,000 shares of common stock related to the acquisition of Pacific Stem Cells.

During the year ended June 30, 2023, the Company issued a total of 10,974,521 shares of common stock pursuant to the conversion of $1,495,528 of convertible debt and its related premium and interest expense.

In April 2023, the Company issued 2,000,000 common stock shares pursuant to a consulting agreement for management services to increase the investment community's awareness of the Company.

Common Stock Transactions - Fiscal 2022

In August 2021, December 2021, March 2022, and May 2022, the Company issued 87,500 shares of common stock related to the acquisition of PSC (see “Note 4. Business Combinations and Asset Acquisition for additional information”).

In October 2021, December 2021, March 2022, and May 2022, the Company issued 125,000 shares of common stock related to the acquisition IHG (see “Note 4. Business Combinations and Asset Acquisition for additional information”).

In September 2021, the Company repurchased 329,478 shares of common stock from a Company employee.

In September 2021, the Company issued 2,000,000 shares of common stock to board members.

In October 2021, the Company issued 250,000 shares to Vivera pursuant to the Pala agreement (see “Note 3. Investment in Pala Diagnostics for additional information”).

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

In June 2022, the Company issued 500,000 shares of common stock related to the acquisition of Watson (see “Note 4. Business Combinations and Asset Acquisition for additional information”).

Preferred Stock:

The Company has 100,000 shares authorized of Series F Preferred Stock (“Series F Stock”), par value, $0.01, of which 5,000 shares of Series F Stock (at a fair value of $170) were issued to the CEO in December 2019.  Each share of Series F Stock entitles the holder to the greater of (i) one hundred thousand votes for each share of Series F Stock, or (ii) the number of votes equal to the number of all outstanding shares of Common Stock, plus one additional vote such that the holders of Series F Stock shall always constitute most of the voting rights of the Corporation. In any vote or action of the holders of the Series F Stock voting together as a separate class required by law, each share of issued and outstanding Series F Stock shall entitle the holder thereof to one vote per share. The holders of Series F Stock shall vote together with the shares of Common Stock as one class.

On February 1, 2022, the Company converted $6,532,206 of related party debt principal and interest into 10,002 shares of Series G Convertible Preferred Stock (“Series G Stock”).  The Series G Stock shall convert at one share of Series G Stock to 2,177 shares of common stock (equivalent to converting the related dollars into common shares at $0.30 per share).  Series G Stock does not have voting rights.

On April 4, 2023, the Company converted $4,544,224 of related party debt principal and interest into 15,002 shares of Series H Convertible Preferred Stock (“Series H Stock”).  The Series H Stock shall convert at one share of Series H Stock to 3,029 shares of common stock (equivalent to converting the related dollars into common shares at $0.10 per share).  Series H Stock does not have voting rights.

On June 23, 2023, the Company converted $29,315,320 of related party debt principal and interest into 35,108 shares of Series I Convertible Preferred Stock (“Series I Stock”).  The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share).  Series I Stock does not have voting rights.

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

Our Independent Registered Public Accounting Firm’s report contains a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report (included in Item 8 of the Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $20,627,721 and 11,571,783, respectively, for the years ended June 30, 2023 and 2022. Although the Company continues to rely on equity and debt investors to finance its losses, it is implementing plans to achieve cost savings and other strategic objectives to address Company profitability. In addition to raising debt and equity financing, the Company continues to focus on growing the subsidiaries anticipated to be most profitable while reducing investments in areas that are not expected to have long-term benefits. The Company will continue to pursue synergistic opportunities to enhance its business portfolio.

Acquisitions

During the year ended June 30, 2023, the Company acquired a business to complement both the Dalrada Energy Services and Dalrada Precision Manufacturing segments, respectively. A total of 4,000,000 warrants were issued in relation to the acquisitions.

Refer to “Note 4. Business Combinations and Asset Acquisition” to the Consolidated Financial Statements for discussion regarding the Company’s acquisitions.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the years ended June 30, 2023, and 2022:

	Year Ended June 30, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$15,740,919	$7,075,414	$4,873,225	$2,049,411	$–	$29,738,969
Income (Loss) from Operations	(5,783,441)	(1,065,221)	(2,461,219)	10,634	(11,660,710)	(20,959,957)

	Year Ended June 30, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$13,617,639	$1,261,774	$2,123,437	$2,239,763	$25,000	$19,267,613
Income (Loss) from Operations	2,225,304	967,639	(2,834,342)	30,177	(10,824,022)	(10,435,244)

Dalrada Financial Corporation manages five primary segments: 1) Genefic (formerly Dalrada Health); 2) Dalrada Energy; 3) Dalrada Precision Manufacturing; 4) Dalrada Technologies; and 5) Dalrada Corporate. The business segment data (see “Note 13 to the accompanying Consolidated Financial Statements”) should be read in conjunction with this discussion.

During the year we continued to establish products and services through a strategic vertical integration approach. Dalrada leveraged its resources to increase market share across all operating segments as well as acquired companies to enhance and strengthen the existing suite of businesses.

In the first quarter of the year, our Dalrada Energy Services subsidiary entered into an agreement with Averett University for the installation and retrofit of the various energy consuming equipment and components across its campus.

In the second quarter of the year, the Company acquired Bothof Brothers Construction, a licensed general contractor which provides a wide range of development, construction and design capabilities and expertise throughout the United States. Through Bothof’s extensive experience in construction and contracting, the Dalrada Energy Services division is able to provide a myriad of additional services to its private and public works customers.

In the third quarter, the Company acquired Dalrada Technology Limited, to establish an existing holding company for all European subsidiaries.

Revenues and Cost of revenues

Genefic

Total Revenues for Genefic increased to $15,740,919, or 15.6% from last year’s revenue of $13,617,639.

Pala Diagnostics (“Pala”) and Empower Genomics (“Empower”) generated $10,338,768, or 65.7% of the total revenue for Genefic through its complexity CLIA diagnostic laboratories, focusing primarily on Covid-19 testing services with validated PCR and Rapid antigen testing. Our diagnostic laboratories continued to see revenue through seasonal COVID-19 surges as well as the Medicare over-the-counter (OTC) COVID-19 test demonstration program. Furthermore, our Covid Response Field Tech teams were deployed to senior care centers, schools and universities, businesses, and community sites throughout Southern California. During the year, Empower continued to develop its proprietary digital registration and reporting software that meets all compliance benchmarks required by county, state, and federally funded Covid-19 programs.

IHG generated $1,091,934, or 6.9% of the total revenue for Genefic. IHG’s revenue increased by $304,961 from the prior year, or 38.8%. The increase in revenue was a result of a rising number of students entering and graduating from IHG’s Certified Nursing Assistant (“CNA”), Medical Assistant and Home Health Aid (“HHA”) Certification programs. The cost of revenues increased by 1.6% from the prior year. The modest increase in cost of revenue was a result of economies of scale as IHG grew its attendance and number of classes offered.

Solas continued to manage three primary health and wellness clinics in San Diego through its management services agreement. The revenue generated was $1,331,612, or 8.5% of total revenue for Genefic. The cost of revenue was $1,324,308.

Watson generated $2,875,326, or 18.3% of the total revenue for Genefic. Watson’s revenue from last year was $69,160 as a result of its acquisition being completed on June 7, 2022. During the first quarter of the year, the revenue was $95,117 and increased by $2,780,209 over the remaining three quarters. The increase was a result of obtaining additional accreditations including the Healthcare Merchant Accreditation from the National Association of Boards of Pharmacy (NABP) where it can be listed on the official Accredited Merchants’ list along with larger pharmacy retailers CVS, Walgreens, and Walmart, among others. With Healthcare merchant Accreditation, Watson has proven its standards and practices to be in line with the requirements set by large online advertising platforms such as Google and Bing. Watson also obtained the Specialty Pharmacy Accreditation and Mail Service Pharmacy Accreditation from the Utilization Review Accreditation Commission (URAC). NABP’s Specialty Pharmacy Accreditation signifies to patients, payers, and providers that the pharmacy organization is recognized for providing an advanced level of pharmacy services and disease management for patients taking medications that meet special handling, storage and distribution requirements. NABP’s Digital Pharmacy Accreditation signifies to patients, payers, and providers that the pharmacy organization is recognized for its commitment to the highest quality health care and safe pharmacy practices over the internet. The specific Digital Pharmacy Accreditation was created to recognize safe and legitimate pharmacies with an internet presence that stands out against the ever-growing list of rogue pharmacy websites. These accreditations allow Watson to focus its growth as a full spectrum specialty pharmacy. The cost of revenue was $2,104,439.

Genefic and Shark’s sale of alcohol-free natural sanitizers and sanitizing kits decreased by 44.5% from the prior year, from $186,166 to $103,279. The decrease was a result of a highly competitive sanitization market and the closure of the product line. Total cost of revenue was $244,017 due to the liquidation of the existing product inventory.

Dalrada Precision Manufacturing

Total Revenues for Dalrada Precision Manufacturing increased to $4,873,225, or 129.5% from last year’s revenue of $2,123,437.

Dalrada Precision Parts generated $2,680,906, or 55.0% of the total revenue for Dalrada Precision Manufacturing. Revenue for Dalrada Precision Parts increased by $1,333,090, or 98.9% from the prior year. The increase in revenue was a result of increased sales with a large United States based customer and its consulting business. The cost of revenue was $1,581,340, or 59.0% of revenue.

Likido Ltd.’s heat pump sales generated $594,758, or 12.2% of the total revenue for Dalrada Precision Manufacturing. Revenue for Likido Ltd. increased by $439,540, or 283.2% from the prior year. The increase in revenue was a result of Likido finalizing the additional R&D required for the Likido®ONE heat pump commercialization. Furthermore, Likido built a test bed showroom in Las Vegas, Nevada to offer demonstrations for potential customers. The cost of revenues was $94,435, or 15.9% of revenue, and includes adjustments for intercompany sales to Dalrada Energy Services.

DepTec generated $1,292,303, or 26.5% of the total revenue for Dalrada Precision Manufacturing. Revenue for DepTec increased by $722,078, or 126.6% from the prior year. The increase in revenue was a result of DepTec generating a full year of revenue. DepTec records its revenue using a cost-based input method, by which we use actual costs incurred relative to the total estimated contract costs to determine, as a percentage, progress toward contract completion. The cost of revenues was $1,132,831, or 87.7% of revenue.

Ignite’s cleaners, parts washers and degreasers products generated $305,258, or 6.3% of total revenue for Dalrada Precision Manufacturing. Revenue for Ignite increased by $255,080, or 508.4% from the prior year. The increase in revenue was a result of Ignite generating a full year of revenue. The cost of revenue was $388,953, or 127.4% of revenue, and includes inventory adjustments.

Dalrada Energy Services

Total Revenues for Dalrada Energy Services increased to $7,075,414, or 460.8% from last year’s revenue of $1,261,774.

Dalrada Energy Services generated $4,511,533, or 68.3% of the total revenue for the Dalrada Energy Services segment. Revenue for Dalrada Energy Services increased by $3,249,759, or 257.6% from the prior year. The increase in revenue was a result of generating energy savings reports and the design, engineering and equipment upgrades for universities based in the United States. The cost of revenue was $2,790,145, or 61.8% of revenue, and includes adjustments for intercompany sales from Likido (UK).

The Company sold the intellectual property for Dalrada Energy Services subsequent to June 20, 2023. The Company continues to service existing contracts as of June 30, 2023, but does not anticipate additional new contracts from this subsidiary.

Bothof Brothers Construction generated $2,563,881, or 36.2% of the total revenue for the Dalrada Energy Services segment. Bothof Brothers Construction was acquired by the Company in November 2022, so did not have any revenue last fiscal year. Bothof Brothers Construction was generated through construction and contracting services throughout the United States. Bothof Brothers’ customers include both residential and commercial projects in the private and public sectors. During the year, $2,134,470 of revenue was generated through related parties.

Dalrada Technologies

Total Revenue for Dalrada Technologies” sole subsidiary, Prakat, decreased to $2,049,411, or 8.5% from the prior year’s revenue of $2,239,763. The decrease in revenue was a result of several contracts ending their terms during the year.

Dalrada Corporate

Total Revenue for Dalrada Corporate was $25,000 in the prior year due to a legacy real estate transaction that realized income. The real estate transaction was one-off and no Corporate revenue was generated during the year.

Backlog

Backlog represents the dollar amount of revenues we expect to recognize in the future from agreements awarded and in progress. Backlog is not a measure defined by generally accepted accounting principles and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog values we disclose include anticipated revenues associated with: (1) the original agreement amounts; (2) change orders for which we have received written confirmations from the applicable customers; (3) change orders for which we expect to receive confirmations in the ordinary course of business; and (4) claims that we have made against customers. We do not include expected revenues of agreements related to unconsolidated joint ventures in our backlog, except to the extent of any contract awards we may receive from those joint ventures.

For amounts included in backlog that are attributable to claims, we include unapproved claims in backlog when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts management expects to recover or associated costs incurred.

Backlog may not be indicative of future operating results, and agreements in our backlog may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in backlog.

The Dalrada Precision Manufacturing segment has generated a backlog of approximately $900,000,000 over a seven-year period with approximately $40,000,000 within the initial twelve-month period.

Operating Expenses

Total Operating Expenses increased to $30,019,876, or 43.5%, compared to last year’s expenses of $20,941,591.

Corporate

Total Corporate expenses increased to $11,660,710, or 7.5%, compared to last year’s expenses of $10,849,022.

The Corporate segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits decreased by $604,188, or 11.8% from the prior year and is primarily a result of the Company allocating resources from the Corporate segment to each specific segment; shared resources across the four other business segments were included in the Corporate segment in the prior year. Additionally, the Corporate segment began making cost cuts through employee compensation during Q4 2023.

•	Legal and professional fees decreased by $838,306, or 45.3% from the prior year. The reduction was primarily a result of $230,400 associated with convertible debts issued in the prior year. During the current year, the company began cutting costs in professional fees and incurred less legal fees.

•	Sales and marketing costs decreased by $213,098, or 74.2% from the prior year due to reduced costs associated with third party investor relations, paid media, and content creation expenses. The Company’s internal marketing generates most of the sales and marketing services which is included in the employee compensation and benefits expenses.

•	Other general and administrative costs for general corporate expenses, including information technology, rent, travel, and insurance increased by $977,394, or 121.6% from the prior year and is a result increases in travel expenses, rent expense, computer software expenses, and management fees.

Interest Expense increased by $1,249,204 or 95.8% from the prior year as a result of increases in related party debt as well as PPP loans and convertible debt issued in prior years. See “Note 7. Notes Payable” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our outstanding debt.

Stock-based compensation includes expenses related to equity awards issued to employees and non-employee directors. Stock-based compensation increased by $1,249,886, or 45.1% from the prior year. See “Note 12. Stock-Based Compensation” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our stock-based compensation.

Genefic

Total Genefic expenses increased to $11,468,627, or 86.5%, compared to last year’s expenses of $6,147,976, and includes a $433,556 loss on impairment.

The Genefic segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $1,646,077, or 220.1% from the prior year and a result of growth of the health-related business of the Genefic segment and the Company allocating resources from the Corporate segment to each specific segment; shared resources across the four other business segments were included in the Corporate segment in the prior year.

•	Legal and Professional Fees increased by $1,101,256, or 81.1% from the prior year and primarily a result of the lawsuit with Vivera Pharmaceuticals.

•	Sales and marketing costs decreased by $185,003, or 79.8% from the prior year due to reduced costs associated with third party advertising, paid media, and content creation expenses. The Company’s internal marketing generates most of the sales and marketing services which is included in the Corporate segment employee compensation and benefits expenses.

•	Other general and administrative costs increased by $2,543,073, or 70.8% from the prior year and is a result of expansion of the diagnostic and pharmacy subsidiaries where certain business opportunities included large overhead expenses.

Dalrada Precision Manufacturing

Total Dalrada Precision Manufacturing expenses increased to $4,136,885, or 41.0%, compared to last year’s expenses of $2,933,732.

The Dalrada Precision Manufacturing Segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $1,148,369, or 356.7% from the prior year and a result of growth of the precision manufacturing business of the Dalrada Precision Manufacturing segment and the Company allocating resources from the Corporate segment to each specific segment; shared resources across the four other business segments were included in the Corporate segment in the prior year.

•	Legal and Professional Fees increased by $484,698, or 73.7% from the prior year and is a result of consulting fees related to the growth in manufacturing of precision parts in Asia and establishing third-party manufacturing capabilities of the Likido®ONE in the United States. The increase in legal fees was a result of the settlement Likido Ltd.’s lawsuit with MAPtech Packaging, Inc. Pursuant to the settlement, the Company shall pay the sum of $558,252 in damages, legal costs, and reimbursement for arbitration fees and expenses paid on account by MAPtech.

•	Sales and marketing costs decreased by $19,533, or 53.7% from the prior year due to reduced costs associated with third party advertising, paid media, and content creation expenses. The Company’s internal marketing generates most of the sales and marketing services which is included in the Corporate segment employee compensation and benefits expenses.

•	Other general and administrative costs increased by $246,616, or 19.6% from the prior year and is a result of an increase in travel, trade shows and other overhead expenses required for the expansion in the Precision Parts and Ignite businesses.

Dalrada Energy Services

Total Dalrada Energy Services expenses increased to $1,969,829, or 1,515.9%, compared to last year’s expenses of $121,904, and is a result of a full year of operations for the Dalrada Energy Services subsidiary and the acquisition of Bothof Brothers.

The Dalrada Energy Services Segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased to $484,719 as the energy segment continued to grow during the year. The employee resources were focused on the development of the current projects and building a future pipeline. Additionally, Company allocated resources from the Corporate segment to each specific segment. The Dalrada Energy Services segment did not have employee compensation and benefits expense during the prior year.

•	Legal and Professional Fees increased by $452,869, or 377.3% from the prior year and is a result of the growth of the energy segment throughout the year. Professional fees included services for management fees and other services specific to the energy industry.

•	Sales and marketing costs increased to $12,599. The Company’s internal marketing generates most of the sales and marketing services which is included in the Corporate segment employee compensation and benefits expenses. The Dalrada Energy Services segment did not have sales and marketing costs during the prior year.

•	Other general and administrative costs increased to $897,738 from the prior year and is a result of management fees, travel and other general overhead costs associated with Dalrada Energy Services’ energy upgrade business and Bothof Brothers Contracting.

Dalrada Technologies

Total Dalrada Technologies expenses decreased to $783,825, or 11.8%, compared to last year’s expenses of $888,957.

The Dalrada Technologies segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $17,435, or 5.4% from the prior year and is a result of employee fluctuations and wage inflation.

•	Legal and Professional Fees decreased by $198,198, or 59.0% from the prior year and is a result of a reduced third-party engineering fees related to its projects.

•	Sales and marketing costs decreased by $3,797, or 71.3% from the prior year and is a result of reduced third-party advertising and marketing costs.

•	Other general and administrative costs increased by $79,428, or 35.3% and is a result of increases in information technology, rent, travel, and insurance costs.

Other Income (Expense)

Other Income (Expense) decreased by $1,336,262 or 133.1% from a $1,004,026 Other Expense in the prior year to a $332,236 Other Income in the current year. The change in Other Expense was a result of interest incurred of $2,549,309 related to additional related party debt, EIDL loans, and convertible debt (See “Note 7. Notes Payable” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our outstanding debt) which is offset by a $2,090,978 “Gain on expiration of accrued payroll taxes” due to quarterly tax liabilities that expired during fiscal 2023, $500,000 related to the sale of the Dalrada Energy Services intellectual property, and a $585,411 change in the fair value of contingent liability.

Net Income (Loss)

Net Loss for the year ended June 30, 2023, was $20,627,721 compared to a Net loss of $11,571,783 during the year ended June 30, 2022

Liquidity and Capital Resources

As of June 30, 2023, the Company had current assets of $9,817,045 and current liabilities of $10,019,465 compared with current assets of $9,563,566 and current liabilities of $20,416,745 at June 30, 2022. The decrease in the working capital deficit is primarily a result of the Company converting $33,859,544 of related party debt during the year. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits.

The Company anticipates an increase in sales of Likido’s Likido®ONE heat pump through its current and future customer base. Furthermore, the United States General Services Administration (GSA) and the Department of Energy (DOE) have chosen the Company’s Likido®ONE heat pump to help reduce greenhouse emissions from commercial buildings through high performance, low-carbon solutions set forth by the Green Proving Ground (GPG) program.

The Company is owed a material amount of account receivable from insurance providers related to the COVID-19 testing services. Furthermore, the Company wrote down $2,945,387 of receivables during the year ended June 30, 2023 which it is actively working to recoup through its third-party billing company.

Watson obtained additional accreditations including the Healthcare Merchant Accreditation from the National Association of Boards of Pharmacy (NABP) and the Specialty Pharmacy Accreditation and Mail Service Pharmacy Accreditation from the Utilization Review Accreditation Commission (URAC) during the year ended June 30, 2023, and will lead to larger sales opportunities throughout the United States.

Additional sales are expected through the Company’s increased Precision Parts sales channels, expansion of Prakat’s technology services, and IHG’s increased educational footprint through launching the LVN program. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

	Year Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(4,612,798)	$(10,349,808)
Net cash used in investing activities	(1,063,427)	(574,040)
Net cash provided by financing activities	5,717,144	11,668,585
Net change in cash during the period, before effects of foreign currency	$40,919	$744,737

Cash flow from Operating Activities

During the year ended June 30, 2023, the Company used $4,612,798 of cash for operating activities compared to $10,349,808 used during the year ended June 30, 2022. The decrease in the use of cash for operating activities was primarily due to an overall increase in direct funding from related parties.

Cash flow from Investing Activities

During the year ended June 30, 2023, the Company used $1,063,427 of cash for investing activities compared to $574,040 used during the year ended June 30, 2022. The increase in the use of cash for investing activities was due to the purchase of property plant and equipment.

Cash flow from Financing Activities

During the year ended June 30, 2023, the Company received $5,717,144 of cash for financing activities compared to $11,668,585 received during the year ended June 30, 2022. The decrease in financing activities was primarily due to the direct funding received from related party notes payable to finance operating activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, Revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On July 1, 2023, Bothof Brothers signed a lease for 12,100 square feet of warehouse space in Escondido, California related to its construction business. The base monthly lease cost is $11,425 and expires on September 30, 2025.

On July 25, 2023, Genefic Inc. (“Genefic”), entered into an agreement with OnPoint LTB, LLC (“Lender”), for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan, with interest only for 6 months, then amortizing over 18 months down to 50%, with 50% of the balance due at the end of term. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. Genefic borrowed the first installment of $1,200,000 at the time of closing. As part of the loan origination fee, Dalrada Financial Corporation is to issue 500,000 shares of its common stock. In addition, Genefic will issue cashless warrants equal to one percent of Genefic, if and when Genefic engages in a public offering of stock, prior to the maturity date of the loan transaction. The cashless warrants will have a strike price of $0.50. The transaction includes a debt discount of $100,821.

On July 31, 2023, the Company issued 109,637 shares of common stock pursuant to the Stock Purchase Agreement between Dalrada Financial Corporation and Prakat Solutions Inc.

On August 08, 2023, the Company’s subsidiary, Dalrada Technology Spain S.L., entered into an agreement, which was Amended August 30, 2023, with Morocco-based global distributor, Crown Glory Holding to build and install a minimum of 4,500 energy efficient commercial heat pumps over the course of seven years. With the agreement, Crown Glory Holding also becomes the exclusive distributor of the Company’s heat pumps for the continent of Africa and select neighboring countries.

On August 29, 2023, the Company’s subsidiary, Dalrada Technology Spain S.L., entered into an agreement which was Amended August 30, 2023, with France-based JBS Consulting, to distribute a minimum of 2,300 energy efficient commercial heat pumps over the course of five years. The agreement calls for 150 of the commercial heat pumps to be installed and operational within the first 12 months, commencing in October of 2023, with increased numbers of the high-functioning machines installed each year until the contract is fully satisfied.

On September 6, 2023, the Dalrada Board of Directors approved 15,861,000 warrants to various Board of Director members, employees and consultants. The total stock-based compensation expense is $2,064,699.

On September 18, 2023, the Company appointed Heather McMahon to the Board of Directors.

On September 27, 2023, the Company issued 125,000 shares of common stock as part of the consideration for the acquisition of Watson RX Solution, Inc.

On October 2, 2023, Genefic borrowed the second installment of the OnPoint LTB, LLC loan of $800,000. The second installment included a loan origination fee of $5,000 and 500,000 of Dalrada Financial Corporation common stock. The transaction includes a debt discount of $154,492.

On October 5, 2023, Genefic acquired Diller Pharmacy LLC for the consideration of $135,000 in cash and assuming its lease, which includes a monthly lease cost of $325 and expires on February 28, 2025.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America and applied on a consistent basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in note (1) of the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Accrued Payroll Taxes

The total balance for Federal Accrued Payroll Taxes is accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued Interest is compounded daily at an Effective Annual Interest Rate of approximately seven percent. The individual quarterly sub-totals have a calculated expiration date of ten years according to the Internal Revenue Service (“IRS”) statute of limitations. This timeline can be extended because of bankruptcy or other legal action that is filed by the Company (Code 520 per IRS Federal Account Transcripts). Code 520 effectively stops the clock for the Statute of limitations until the bankruptcy or other legal action has been removed (Code 521 per IRS Federal Account Transcripts). In addition to the number of days between Code 520 and 521, every Code 520 automatically extends the IRS Statute of limitations by 30 days. As the quarterly sub-totals surpass their respective “Calculated Expiration Date” the Company removes the liability from the Consolidated Balance Sheets and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” on the Consolidated Statements of Operations and Comprehensive Loss. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as at the date of these consolidated financial statements.

Revenue Recognition

The Company recognizes and accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606 as a principal on the sale of goods and services. Pursuant to ASC 606, revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies its performance obligation by transferring control over a product or service to a customer.

Use of Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the revenue, valuation of inventory, valuation of acquired assets and liabilities, variables used in the computation of share-based compensation, litigation, and evaluation of goodwill and intangible assets for impairment.

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

Business Combination

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the  business  combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded with a corresponding gain or loss being recognized in the Consolidated Statements of Operations.

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the Consolidated Statements of Operations. The Company recorded an impairment of goodwill in the amount of $433,556 and $218,308 during the years ended June 30, 2023 and 2022, respectively.

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

Step 4: Determine the fair value of identifiable intangible assets acquired; and,

Step 5: Allocate the remaining consideration to goodwill and assess the reasonableness of the overall conclusion

Related Party Transactions

Related party transactions are conducted with parties with which the Company has a close association, such as majority owned subsidiaries, its executive, managers, and their families. The types of transactions that can be conducted between related parties are many, such as sales, asset transfers, leases, lending arrangements, guarantees, allocations of common costs, and the filing of consolidated tax returns. The Company discloses any transaction that would impact the decision making of the users of its consolidated financial statements. This involves the following disclosures:

•	General. The Company discloses all material related party transactions, including the nature of the relationship, the nature of the transactions, the dollar amounts of the transactions, the amounts due to or from related parties.
•	Receivables. The Company separately discloses any receivables from officers, employees, or affiliated entities.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted the guidance on July 1, 2022.

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

The FASB and the SEC have issued certain other accounting pronouncements as of June 30, 2023 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

DALRADA FINANCIAL CORPORATION

Consolidated Financial Statements

For the Years Ended June 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID N0. 324)

To the Board of Directors and

Stockholders of Dalrada Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Dalrada Financial Corporation and its subsidiaries (the “Company”) as of June 30, 2023, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the year ended June 30, 2023, and the related notes to the consolidated financial statements (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and continues to have a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Impairment Assessment of Goodwill

Description of the Matter:

As discussed in Notes 2, 3, 4, 5, 11, 12 and 16 to the consolidated financial statements, the Company had a number of business combinations during the current and prior fiscal years that led to the recording of goodwill. Goodwill is tested for impairment at least annually in accordance with the provisions of ASC No. 350, “Intangibles Goodwill and Other” (“ASC No. 350”). We identified the impairment assessment of the Company’s goodwill acquired in these acquisitions as a critical audit matter as of June 30, 2023. Auditing the Company’s impairment tests was complex and highly judgmental because (i) there was significant judgment used by management to develop the fair value measurement, which led to a high degree of audit judgment and subjectivity in performing procedures relating to fair value measurement; and (ii) there was significant effort in performing procedures to evaluate the reasonableness of the fair value measurement and significant assumptions and projections used by management.

How We Addressed the Matter in our Audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. To test the potential impairment of the Company’s goodwill, our audit procedures included, among others, testing management’s application of the relevant accounting guidance, and testing of the significant assumptions used by the Company to develop forecasted results for the reporting unit, including projected revenue growth and operating margins. We also assessed the historical accuracy of management’s estimates, as well as performed a sensitivity analysis of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We compared the significant assumptions to current and past industry, market and economic trends. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates

Revenue Recognition

Description of the Matter:

As disclosed in Note 2, 9 and 13, the Company follows the guidance provided in ASC 606, Revenue from Contracts with Customers, and recognizes revenue when or as the Company satisfies a customer agreement performance obligation by transferring control of a product or service to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. A presumption of fraud risk exists related to revenue recognition and judgment is exercised by the Company in determining revenue recognition for each performance obligation within their customer agreements. We identified the Company’s recording of revenues as a critical audit matter because there was significant judgment applied by management in its determination of the appropriate revenue recognition criteria, including assessing the indicators for when control is transferred to the customer, assessing management’s evaluation and allocation of the standalone transaction prices to the performance obligations, as well as management’s assessment of the impact on revenue recognition of non-standard terms and conditions. In turn, this led to a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in our Audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our principal audit procedures related to the Company’s revenue recognition included gaining an understanding of internal controls related to revenue recognition including management’s controls related to the evaluation of performance obligations and the allocation of the total contract consideration to these performance obligations noted in their customer agreements. We evaluated management’s revenue recognition policies and practices including the reasonableness of management’s judgments and assumptions relating to the timing of revenue recognition of those performance obligations. In addition, we selected customer agreements and performed the following testing procedures: 1) Obtained and read the customer agreements or contracts for each selected agreement. 2) Evaluated and tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations. 3) Tested revenue contracts and underlying support to evaluate appropriateness of management’s revenue recognition. 4) Tested the completeness and accuracy of management’s calculation of revenue and associated timing of revenue recognized (i.e., revenue being recognized at a point in time vs over time). 5) These procedures also included, among others, testing management’s process for developing estimates for contractual allowances and project completion, including (i) evaluating the appropriateness of the methodology, (ii) testing the completeness and accuracy of the historical contractual allowance and collection data from the Company’s billing system, which is an input to the methodology, and (iii) evaluating the reasonableness of management’s assumptions used to estimate contractual allowances (net accounts), as well as testing relevant inputs and project costs incurred used to develop estimates of project progress compared to the overall project budget.

We have served as the Company’s auditor since 2023.

/s/ Macias Gini & O’Connell LLP

Melville, New York

October 19, 2023

PCAOB No. 324

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dalrada Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dalrada Financial Corporation and subsidiaries (collectively the “Company”) as of June 30, 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Critical Audit Matters

The critical audit matters communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

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

Revenue Recognition

Description of the Matter:

As disclosed in Note 2, 9, and 13, the Company recognizes revenue when or as the Company satisfies a customer agreement performance obligation by transferring control of a product or service to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. In determining revenue recognition for certain customer agreements, significant judgment was exercised by the Company, and included the following: 1) An assessment of the products and services promised in contracts or customer agreements, and the identification of a performance obligation for each promise to transfer to the customer a product or service that is distinct. 2) Determination of relative standalone selling price for distinct performance obligations. 3) The timing of product or service delivery for performance obligations. 4) Net revenues and accounts receivable recognized from healthcare insurers and government payers consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and, additionally for healthcare insurers, the terms of the Company’s contractual arrangements. As disclosed by management, the process for estimating revenues and the ultimate collection of receivables associated involves significant assumptions and judgments. Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive, which led us to determine this as a critical audit matter.

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

/s/ dbbmckennon

We have served as the Company’s auditor from 2019 to 2022.

San Diego, California

October 31, 2022

PCAOB No. 3501

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets

	June 30,	June 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$812,806	$772,062
Accounts receivable, net	4,453,104	6,406,555
Accounts receivable, net - related parties	752,348	41,603
Other receivables	376,604	288,655
Inventories	2,078,692	1,624,621
Prepaid expenses and other current assets	1,343,491	430,070
Total current assets	9,817,045	9,563,566
Long-term receivables	41,722	42,395
Long-term receivables - related parties	1,173,893	1,209,103
Property and equipment, net	1,476,082	1,076,412
Goodwill	3,803,147	4,253,424
Intangible assets, net	3,858,086	3,524,888
Right-of-use asset, net	2,771,854	1,665,436
Right-of-use asset, net - related party	2,227,286	1,087,256
Total assets	$25,169,115	$22,422,480

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$5,178,897	$2,331,919
Accrued liabilities	1,084,008	1,799,404
Accrued payroll taxes, penalties and interest	–	2,055,736
Accounts payable and accrued liabilities – related parties	547,949	1,270,133
Deferred revenue	1,337,259	720,923
Notes payable, current portion	439,562	669,028
Notes payable, current portion – related parties	251,605	9,269,377
Convertible notes payable, net of debt discount	–	1,495,528
Right-of-use liability	660,394	435,647
Right-of-use liability - related party	519,791	369,050
Total current liabilities	10,019,465	20,416,745
Long-term payables	48,888	120,534
Notes payable	1,011,395	479,001
Notes payable – related parties	1,648,478	9,538,685
Contingent consideration	4,285,389	4,870,800
Right-of-use liability	2,160,834	1,231,691
Right-of-use liability - related party	1,741,830	718,206
Total liabilities	20,916,279	37,375,662

Commitments and contingencies (Note 14)	–	–

Stockholders' deficit:
Series I preferred stock, $0.01 par value, 100,000 shares authorized, 35,108 and 0 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	351	–
Series H preferred stock, $0.01 par value, 15,002 and 0 shares authorized, issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	150	–
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 shares issued and outstanding as of both June 30, 2023 and June 30, 2022, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 and 5,000 shares authorized, issued and outstanding as of both June 30, 2023 and June 30, 2022, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 88,699,139 and 72,174,620 shares issued and outstanding at June 30, 2023 and June 30, 2022, respectively	443,478	360,855
Common stock to be issued	192,925	1,066,925
Additional paid-in capital	145,251,822	104,627,032
Accumulated deficit	(141,729,009)	(121,436,490)
Accumulated other comprehensive loss	(50,848)	(50,673)
Total Dalrada Financial Corp's stockholders' equity (deficit)	4,109,019	(15,432,201)
Noncontrolling interests	143,817	479,019
Total stockholders' equity (deficit)	4,252,836	(14,953,182)
Total liabilities and stockholders' equity (deficit)	$25,169,115	$22,422,480

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	June 30,
	2023	2022
Revenues	$27,456,223	$17,864,557
Revenues - related party	2,282,746	1,403,056
Total revenues	29,738,969	19,267,613
Cost of revenues	20,679,050	8,761,266
Gross profit	9,059,919	10,506,347

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $4,022,656 and $2,772,770, respectively)	29,466,320	20,066,286
Research and development	120,000	656,997
Loss on impairment of goodwill	433,556	218,308
Total operating expenses	30,019,876	20,941,591
Loss from operations	(20,959,957)	(10,435,244)

Other income (expense):
Interest expense	(2,552,918)	(1,303,714)
Interest income	79,758	4,451
Other income (expense)	722,620	308,534
Gain on expiration of accrued tax liability	2,090,978	–
Gain (loss) on foreign exchange	(8,202)	(13,297)
Total other income (expense), net	332,236	(1,004,026)
Loss before taxes	(20,627,721)	(11,439,270)
Income taxes	–	132,513
Net loss	(20,627,721)	(11,571,783)

Other comprehensive loss
Foreign currency translation	(175)	(82,960)
Comprehensive loss	$(20,627,896)	$(11,654,743)

Net income (loss) attributable to noncontrolling interests	(335,202)	2,526,533
Net loss attributable to Dalrada Financial Corporation stockholders	$(20,292,519)	$(14,098,316)

Net loss per common share to Dalrada stockholders - basic	$(0.24)	$(0.20)
Net loss per common share to Dalrada stockholders - diluted	$(0.24)	$(0.20)

Weighted average common shares outstanding — basic	83,761,903	72,217,851
Weighted average common shares outstanding — diluted	83,761,903	72,217,851

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock										Common	Preferred
	Series I		Series H		Series G		Series F		Common Stock		Stock to	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	be Issued	be Issued

Balance at June 30, 2021	–	$–	–	$–	–	$–	5,000	$50	73,838,662	$369,194	601,825	–
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–	–	–	–	6,532,206
Issuance of preferred stock	–	–	–	–	10,002	100	–	–	–	–	–	(6,532,206)
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	1,850,000	9,252	290,100	–
Joint ventures	–	–	–	–	–	–	–	–	250,000	1,250	–	–
Reversal of shares previously issued to directors	–	–	–	–	–	–	–	–	(6,829,478)	(34,147)	–	–
Common stock and warrants issued in connection with convertible note	–	–	–	–	–	–	–	–	192,000	930	–	–
Common stock issued pursuant to conversion of note	–	–	–	–	–	–	–	–	373,436	1,876	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	2,500,000	12,500	175,000	–
Net income (loss)	–	–	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–	–	–
Balance at June 30, 2022	–	$–	–	$–	10,002	$100	5,000	$50	72,174,620	$360,855	$1,066,925	$–

Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	–	–	–	–	–	–	10,974,520	54,873	–	–
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	3,049,999	15,250	(699,000)	–
Common stock issued pursuant to consultant agreement	–	–	–	–	–	–	–	–	2,000,000	10,000	–	–
Conversion of related party notes into preferred stock	35,108	351	15,022	150	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	500,000	2,500	(175,000)	–
Net income (loss)	–	–	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–	–	–
Balance at June 30, 2023	35,108	$351	15,022	$150	10,002	$100	5,000	$50	88,699,139	$443,478	$192,925	$–

(Continued)

	Additional		Accumulated Other	Dalrada Financial Corp's		Total
	Paid-in	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Capital	Deficit	Income (Loss)	Deficit	Interests	Deficit

Balance at June 30, 2021	$92,965,821	$(107,338,174)	$32,287	$(13,368,997)	$(38,391)	$(13,407,388)
Conversion of related party notes into preferred stock	–	–	–	–	–	–
Issuance of preferred stock	6,532,106	–	–	6,532,106	–	6,532,106
Common stock issued pursuant to acquisitions	793,651	–	–	1,093,003	–	1,093,003
Joint ventures	57,310	–	–	58,560	(2,009,123)	(1,950,563)
Reversal of shares previously issued to directors	19,321	–	–	(14,826)	–	(14,826)
Common stock and warrants issued in connection with convertible note	1,541,765	–	–	1,542,695	–	1,542,695
Common stock issued pursuant to conversion of note	131,788	–	–	133,664	–	133,664
Stock-based compensation	2,585,270	–	–	2,772,770	–	2,772,770
Net income (loss)	–	(14,098,316)	–	(14,098,316)	2,526,533	(11,571,783)
Foreign currency translation	–	–	(82,960)	(82,960)	–	(82,960)
Balance at June 30, 2022	$104,627,032	$(121,436,490)	$(50,673)	$(15,432,201)	$479,019	$(14,953,182)

Common stock issued for conversion of convertibles notes, accrued interest and premium	1,392,615	–	–	1,447,488	–	1,447,488
Common stock issued pursuant to acquisitions	998,225	–	–	314,475	–	314,475
Common stock issued pursuant to consultant agreement	174,000	–	–	184,000	–	184,000
Conversion of related party notes into preferred stock	33,859,043	–	–	33,859,544	–	33,859,544
Warrants issued pursuant to acquisitions	5,751	–	–	5,751	–	5,751
Stock-based compensation	4,195,156	–	–	4,022,656	–	4,022,656
Net income (loss)	–	(20,292,519)	–	(20,292,519)	(335,202)	(20,627,721)
Foreign currency translation	–	–	(175)	(175)	–	(175)
Balance at June 30, 2023	$145,251,822	$(141,729,009)	$(50,848)	$4,109,019	$143,817	$4,252,836

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,627,721)	$(11,571,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	707,572	323,018
Stock compensation	4,022,656	2,772,770
Stock consideration issued to vendor	184,000	–
Amortization of debt discount	1,224,472	554,970
Convertible debt premium satisfied with common stock	200,000	20,000
Change in fair value of contingent consideration	(270,936)	(182,200)
Bad debt expense	4,783,357	1,659,559
Loss on impairment of goodwill	433,556	218,308
Gain on expiration of accrued tax liability	(2,090,978)	–
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	(3,897,875)	(7,383,296)
Other receivables	(60,660)	(221,327)
Inventories	(454,071)	(608,657)
Prepaid expenses and other current assets	(722,147)	(137,767)
Long-term receivables	35,883	(1,251,498)
Accounts payable	2,822,813	1,116,618
Long-term payables	(71,646)	120,534
Accounts payable and accrued liabilities - related parties	7,936,820	2,405,364
Accrued liabilities	640,529	1,211,943
Accrued payroll taxes, penalties and interest	35,242	102,712
Deferred revenue	556,336	500,924
Net cash used in operating activities	(4,612,798)	(10,349,808)
Cash flows from investing activities:
Purchase of property and equipment	(693,201)	(640,184)
Purchase of intangibles	(470,680)	(242,063)
Acquisition of business, net of cash	100,454	308,207
Net cash used in investing activities	(1,063,427)	(574,040)
Cash flows from financing activities:
Proceeds from related party notes payable	6,757,688	11,492,218
Proceeds from convertible notes payable	–	2,880,000
Repayments of related party notes payable	350,028	(233,556)
Repayments of convertible note payable	(1,680,000)	(300,000)
Distributions to noncontrolling interest	–	(2,120,308)
Net proceeds (repayments) from notes payable	289,428	(34,943)
Repurchase of common shares from subsidiary	–	(14,826)
Net cash provided by financing activities	5,717,144	11,668,585
Net change in cash and cash equivalents	40,919	744,737
Effect of exchange rate changes on cash	(175)	(82,960)
Cash and cash equivalents at beginning of period	772,062	110,285
Cash and cash equivalents at end of period	$812,806	$772,062

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$139,941	$77,766
Cash paid for interest	$9,048	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$33,859,544	$6,532,206
Contribution of property and equipment into joint venture	$–	$111,185
Issuance of shares to joint venture partner	$–	$58,560
Conversion of accounts payable-related parties to note payable-related parties	$8,676,605	$181,744
Common stock and warrants issued in connection with convertible note	$–	$1,542,695
Common stock issued pursuant to conversion of note, accrued interest and premium	$–	$133,664
Common stock issued pursuant to business combination	$314,475	$1,093,003
Fair value of assets acquired and liabilities assumed in acquisition	$–	$468,232
Conversion of convertible note payable, accrued interest and premium into common stock	$1,447,488	$–
Increase in right-of-use asset and liability	$2,227,830	$–

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2023, and 2022

1.	Organization and Nature of Operations

Unless otherwise stated or the context requires otherwise, references herein to the “Company,” “Dalrada,” “we,” “us,” and “our” mean Dalrada Financial Corporation and its direct and indirect subsidiaries, and controlled and managed entities.

Dalrada Financial Corporation, (“Dalrada”), was incorporated in September 1982 under the laws of the State of California. It was reincorporated in May 1983 under the laws of the State of Delaware and reincorporated again on May 5, 2020, under the laws of the state of Wyoming. Dalrada Financial Corporation trades under the symbol, OTCQB: DFCO.

Dalrada has five primary business divisions: Genefic, Dalrada Energy Services, Dalrada Precision Manufacturing, Dalrada Technologies and Dalrada Corporate. Dalrada’s global solutions directly address climate change, gaps in the health care industry, and technology needs that facilitate a new era of human behavior and interaction and ensure a bright future for the world around us.

Genefic (formerly Dalrada Health)

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

Empower Genomics (“Empower”)- Empower is Dalrada’s wholly owned diagnostic laboratory subsidiary which processes molecular diagnostic and antibody tests to support the diagnosis of COVID-19 and the detection of immune response to the virus. Empower has built up and maintained the testing capacity to handle surges in COVID-19 testing demands. Empower also offers genetic testing capabilities including Pharmacogenomics, Nutraceutical, Nutrition/Diet DNA and Exercise/Fitness DNA tests.

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

Watson Rx Solutions (“Watson”)- In June 2022, the Company acquired Watson, an Alabama-based pharmacy with more than 30 years of experience in the retail medical and pharmaceutical industries. Watson helps manage disease states through education and prescription management while offering generic as well as specialty medications. Watson maintains pharmacy licenses in all 50 States including Washington D.C.

GlanHealth (“GlanHealth”)- Genefic Products launched GlanHealth in 2020 to distribute alcohol-free hand sanitizers, surface cleaners, laundry aides, antimicrobial solutions, electrostatic sprayers, face masks, gloves, kits, and delivery equipment such as dispensers, stands, and ease of use packaging for the end consumer. GlanHealth leverages an extensive supply chain of producers, resellers, distributors, vendors, and formulators for the development, sale, and marketing of its products and services.

Dalrada Energy Services

Dalrada Energy Services (‘DES’) employs next-generation technology that enhances clean energy efforts while reducing the world’s carbon footprint. Through innovative products and commercial services, DES facilitates energy transition for universities, businesses, government buildings, and more.

Dalrada Energy Services Inc. (“DES”)- DES provides end-to-end comprehensive energy service solutions in a robust commercial capacity, DES helps organizations meet environmental, social, and governance (“ESG”) goals and standards while mitigating negative environmental impacts.

Bothof Brothers Construction (“Bothof”)- The Company acquired Bothof in November 2022. Bothof is a licensed general contractor which provides a wide range of development, construction and design capabilities and expertise throughout the United States. Through Bothof’s extensive experience in construction and contracting, the DES division is able to provide a myriad of additional services to its private and public works customers.

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

Dalrada Technology Spain L.T. (“DTS”)- DTS was established as a Spanish subsidiary of DTL for the expansion of the manufacturing and sale of the Company’s heat pump technology throughout Europe.

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

Dalrada Corporate

Dalrada Corporate covers activities which support the entire suite of Dalrada subsidiaries. Dalrada Corporate includes the areas of administration, finance, human resources, legal advice, information technology, and marketing. It also contains executive management and shareholder-related services.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2023, and 2022, the Company had a working capital deficit of $202,420 and $ $9,357,651, respectively. The Company incurred negative cash flows from operations for the years ended June 30, 2023, and 2022, and raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company expects to fund any short-term operational deficits primarily through collection of outstanding accounts receivable from medical insurance providers, Medicare, pharmaceutical sales, the sale of Likido units as well as loans from related parties.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.

The consolidated financial statements include the accounts of Dalrada Financial Corp., Genefic Products Inc., Solas Corp., Empower Genomics, Inc., International Health Group, Inc., Pala Diagnostics, LLC, Pacific Stem Cells, LLC, Watson Rx Solutions, Inc., Shark Innovative Technologies Corp., Dalrada Precision Corp., Dalrada Energy Services, Inc., Likido Corp., Ignite I.T., Bothof Brothers Construction Inc., Prakat Solutions, Inc., Prakat Solutions Private Limited, Likido Ltd., Deposition Technologies Ltd. and Dalrada Technology Ltd., controlled by the Company through its direct or indirect ownership of a majority voting interest. Additionally, the consolidated financial statements include the accounts of variable interest entities (“VIEs”) in which the Company has a variable interest and for which the Company is the “primary beneficiary” as it has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. All significant intercompany accounts and transactions are eliminated in consolidation.

Income attributable to the minority interest in the Company’s majority owned and controlled consolidated subsidiaries is recorded as net income attributable to noncontrolling interests in the Consolidated Statements of Operations and Comprehensive Loss and the noncontrolling interest is reflected as a separate component of the statement of stockholders’ equity, consolidated balance sheet, and statement of cash flows.

(c)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the revenue, valuation of inventory, valuation of acquired assets and liabilities, variables used in the computation of share-based compensation, litigation, and evaluation of goodwill and intangible assets for impairment.

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

Cash and cash equivalents include cash deposits in financial institutions, and the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

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

When estimating its allowance for credit losses related to revenues from Covid Testing, the Company differentiates its receivables based on the following customer types: healthcare insurers, government payers, and cash payers. Additionally, the Company applies assumptions and judgments for assessing collectability and determining net revenues and accounts receivable from its customers. Management considers various historical collection factors for assessing collectability and determining net revenues and accounts receivable from our customers which include the period that the receivables have been outstanding, history of payment amounts, status of collections due, and applicable statutes of limitations.

During the year ended June 30, 2023 and 2022, healthcare insurers and government payers accounted for over 42% and 61% of total revenues, respectively. Also, healthcare insurers and government payers amounted to total revenues of $12,546,849 and $11,824,717 for the years ended June 30, 2023 and 2022, respectively. The accounts receivable related to both healthcare insurers and government payers is $1,499,415 and $4,129,953 as of June 30, 2023 and 2022, respectively.

During the year ended June 30, 2023, DES’s Averett University project accounted for $3,741,494, or 12% of total revenues.

As of June 30, 2023 and 2022, $829,239 and $880,500 is owed by customers from the sale of Likido units, respectively.

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

The fair value of the contingent consideration obligations was based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement was based on significant inputs that were not observable in the market, therefore, the Company classified this liability as Level 3 in the following tables:

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	–	–	$4,285,389	$4,285,389
	$–	$–	$4,285,389	$4,285,389

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	–	–	$4,870,800	$4,870,800
	$–	$–	$4,870,800	$4,870,800

The Company records a contingent consideration liability relating to stock price guarantees included in its acquisition and consulting agreements. The estimated fair value of the contingent consideration is recorded using a significant observable measure and is therefore classified as a Level 3 financial instrument.

The fair value of the contingent consideration liability related to the Company’s business combinations is valued based on a forward contract and the guaranteed equity value at settlement as defined in the acquisition agreement (see “Note 4. Business Combinations and Asset Acquisition). The fair value of the contingent consideration is then calculated based on the guaranteed equity value at settlement as defined in the acquisition agreement. (See “Note 14. Commitments and Contingencies”).

Changes in contingent consideration liability during the year ended June 30, 2023, and 2022, are as follows:

Contingent
Consideration
Liability
Balance as of June 30, 2022	$4,870,800
Change in fair value	(585,411)
Balance as of June 30, 2023	$4,285,389

Contingent
Consideration
Liability
Balance as of June 30, 2021	$–
Initial recognition in connection with acquisition of Deptec	5,053,000
Change in fair value	(182,200)
Balance as of June 30, 2022	$4,870,800

(g)	Convertible Instruments

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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues.  Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2023, and 2022, the Company had an allowance of doubtful accounts of $2,430,615 and $119,791, respectively.

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

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out (“FIFO”) basis. As of June 30, 2023 and 2022, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

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

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the Consolidated Balance Sheet and any resulting gains or losses are included in the Consolidated Statement of Operations in the period of disposal.

(k)	Business Combinations and Asset Acquisitions

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

A Company acquisition includes contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 4 to our consolidated financial statements included in this annual report on Form 10-K. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. The contingent consideration decreased by $585,411 to a balance of $4,285,389 during the year ended June 30, 2023.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of June 30, 2023 and 2022, there were quantitative factors that indicated goodwill was impaired in the amounts of $433,556 and $218,308, respectively.

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

The Company determines revenue recognition in accordance with ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”) through the following steps:

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

The Company’s revenue is derived from the sales of its products, which represents net sales recorded in the Company’s Consolidated Statements of Operations. Product sales are recognized when performance obligations under the terms of the contract with the customer are satisfied. Typically, this would occur upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. The Company measures revenue as the amount of consideration to which it expects to be entitled in exchange for transferring goods (transaction price). The Company records reductions to revenue for estimated customer returns, allowances, markdowns, and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances is inherently uncertain and may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it will record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Reserves for returns and markdowns are included within accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Allowance and discounts are recorded in accounts receivable, net and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets in the Consolidated Balance Sheets.

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of June 30, 2023, or 2022.

Net revenues from COVID-19 testing accounted for over 34% and 61% of the Company’s total net revenues for the years ended June 30, 2023 and 2022, respectively, and primarily comprised of a high volume of relatively low-dollar transactions. Pala and Empower, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Pala and Empower do not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

DES recognizes revenue on energy savings contracts where it provides design, engineering and equipment upgrades to obtain energy savings through Environmental, Social, and Governance (“ESG”) targets. DES recognizes revenue through two performance obligations: 1) the Energy Savings Report (point in time); and 2) functional IP license (point in time with a significant financing component and royalty and variable consideration constraint). Up to and upon completion of an energy savings project, DES calculates the monthly energy savings based on prior and current energy consumption totals. Upon completion of a project, the customer pays monthly fixed payments which represents a financing component. DES recognized monthly interest income and “royalty” revenue when the constraint from the energy savings percentage is known. DES records revenue as it provides additional management, consulting, and other services as they are incurred.

DES records a sales-type where the Company is the lessor. The Company records its investment in the plant and equipment, used to upgrade a customer’s real property, leased to franchisees on a net basis, which is comprised of the present value of fixed lease payments not yet received over the course of the energy savings agreements. The current and long-term portions of our net investment in sales-type leases are included in “Accounts Receivable, net – related parties” and “Long-term receivables – related parties” respectively in the Consolidated Balance Sheets. Unearned income is recognized as interest income over the lease term. Sales-type leases result in the recognition of gain or loss at the commencement of the lease, which is recorded to “Revenues – related party” in the Consolidated Statements of Operations and Comprehensive Loss.

DepTec and Bothof recognize revenues using a cost-based input method, by which we use actual costs incurred relative to the total estimated contract costs to determine, as a percentage, progress toward contract completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The Company also earns service revenue from its other subsidiaries, including information technology and consulting services via Prakat, educational programs, and courses via IHG, management services for Solas, and custom parts manufacturing for Dalrada Precision Parts. For Prakat, Solas and Dalrada Precision Parts, revenues are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project or product, which represents transfer of control to the customer. For IHG, revenues are recognized over the course of a semester while services are performed.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Year Ended
	June 30,
	2023	2022
Product sales - third parties	$7,324,522	$2,280,403
Product sales - related party	77,308	75,324
Service revenue - third parties	20,131,701	15,584,154
Service revenue - related party	2,205,438	1,327,732
Total revenue	$29,738,969	$19,267,613

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	Year Ended
	June 30,
	2023	2022
Accounts receivable, net	$4,453,104	$6,406,555
Accounts receivable, net - related parties	752,348	41,603
Long-term receivables	41,722	42,395
Long-term receivables - related parties	1,173,893	1,209,103
Deferred revenue	1,337,259	720,923

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

Cost of revenue consists primarily of inventory sold and related freight for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Year Ended
	June 30,
	2023	2022
Product sales	$5,546,015	$2,547,392
Service revenue	15,133,035	6,213,874
Total cost of revenue	$20,679,050	$8,761,266

(p)	Advertising

Advertising costs are expensed as incurred. During the fiscal years ended June 30, 2023, and 2022, advertising expenses were $292,473 and $560,777, respectively.

(q)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the quoted market price of the equity instruments issued. During the years ended June 30, 2023, and 2022, stock-based compensation expenses were $4,022,656 and $2,772,770, respectively.

(r)	Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the Likido, DepTec, and Dalrada Technology subsidiaries is the Great British Pound. The functional currency of Prakat is the Indian Rupee. The functional currency of Dalrada Technology Spain is the Euro. The financial statements of the Company’s subsidiaries were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Gains and losses arising on foreign currency denominated transactions are included in Consolidated Statements of Operations.

(s)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. During the years ended June 30, 2023, and 2022, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

(t)	Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company's Consolidated Balance Sheets and Statements of Changes in Stockholders’ Equity (Deficit). Net loss attributable to non-controlling interests are reflected separately from consolidated net loss in the Consolidated Statements of Comprehensive Loss and Statements of Changes in Stockholders’ Equity (Deficit). Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

As of June 30, 2023, and 2022, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

(u)	Earnings (Loss) per Share

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

As all potentially dilutive securities are anti-dilutive as of June 30, 2023, diluted net loss per share is the same as basic net loss per share. Potentially dilutive items outstanding for the years ended June 30, 2023, and 2022, are as follows:

	2023	2022
Convertible notes payable	–	2,999,148
Common stock warrants	45,451,134	12,025,000
Weighted average exercise price	$0.33	$0.45
Proceeds	$15,150,695	$5,411,250
Average stock price for FY	$0.13	$0.50
Shares purchased	116,543,810	10,822,500

The average closing price during the years exceeded the exercise prices; as a result, there was no effect during the years ended June 30, 2023, or 2022.

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

(w)	Recent Accounting Pronouncements

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

In August 2021, Dalrada entered a joint venture (“JV”) with Vivera Pharmaceuticals, Inc (“Vivera”) for a 51% ownership and controlling interest to operate a CLIA-certified diagnostics lab focused on SARS-CoV-2 testing. The JV has been treated as a business combination.

The Company determined that Pala is a Variable Interest Entity (“VIE”); we believe that the Company has the power to direct the activities that most significantly impact the economic performance of Pala, and accordingly, Dalrada is considered the primary beneficiary of the VIE. The Company has consolidated the activities of the VIE.

Pursuant to the partnership agreement, Dalrada contributed equity in the amount of $500,000 for operating capital and Vivera contributed property and equipment at a fair value of $111,185. This amount was recorded to non-controlling interest equity balance in the Company’s Consolidated Balance Sheets.

Pursuant to the JV agreement, Dalrada issued 250,000 shares of common stock to Vivera in October 2021. The fair value of $58,560 was recorded to goodwill as of June 30, 2022. This goodwill balance was written down to $0 as of June 30, 2023.

In December 2021, the Company filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509. See “Item 3. Legal Proceedings” for additional information related to the lawsuit with Vivera.

4.	Business Combinations and Asset Acquisition

Fiscal 2023 Transactions

Bothof Brothers Construction Inc. (“Bothof”)

On October 17, 2022, the Company acquired 100% of the common stock of Bothof. The Company assumed the net liabilities of Bothof in exchange for the employment services of the selling shareholder. All considerations in the transaction require the continued employment of the selling shareholder and thus is not consideration transferred under ASC 805.

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

The value of the Warrant Consideration to the selling shareholder is $5,101,223. The Company records the value as stock-based compensation on a straight-line basis over the vesting period of 24-months:

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

The Bothof transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company has determined the fair values of the assets acquired and liabilities assumed.

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

Dalrada Technology LTD EU (“DTL”)

On March 1, 2023, the Company acquired 100% of the common stock of DTL in an asset acquisition. In consideration for the asset acquisition, the Company issued 1,000,000 cashless warrants, at a strike price of $0.10 per share, which shall vest quarterly over 36 months.

The value of the Warrant Consideration to the selling shareholder is $68,975. The value was calculated using the Black-Scholes model. The Company recorded a liability for the warrants at the acquisition date as the warrants are not contingent on employment of the sellers:

The Company acquired DTL as a holding company for its European operations, including Likido Ltd. and DepTec. DTL will also be utilized to pursue certain European grants and other governmental funding opportunities. The two sellers of DTL are related parties to the Chairman and CEO of the Company.

The DTL transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The Company has determined the fair values of the assets acquired and liabilities assumed.

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

As a result of the Valuation Shortfall, the Company recorded contingent consideration (see Note 2. Summary of Significant Accounting Policies) in connection with the acquisition. The following is a summary of the purchase price consideration:

Common stock to be issued	$175,000
Contingent consideration	5,053,000
Total purchase price consideration	$5,228,000

 The Company acquired DepTec to expand its Precision Manufacturing segment into the microchip and semiconductor industries. Furthermore, DepTec’s location, experience and manufacturing capabilities can leverage synergies with Likido. The founder and principal of DepTec is a related party to the CEO of the Company.

The DepTec transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized.

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Purchase Price
Allocation
Cash and cash equivalents	$301,647
Accounts receivable, net	375,357
Inventories	146,300
Prepaid expenses and other current assets	6,025
Property and equipment, net	28,437
Intangible assets	1,810,580
Goodwill	2,962,938
Accounts payable	(240,056)
Accrued liabilities	(108,180)
Deferred revenue	–
Notes payable	(55,048)
Purchase price consideration	$5,228,000

Intangible assets acquired include trademarks, developed technology and customer relationships, which are amortized on a straight-line basis over ten to fifteen years. The fair value estimates of the intangibles for the purchase price allocation were based on an analysis of the present value of future cash flows, relief from royalty, and a replacement cost approach.

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise because of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

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

The Company acquired Watson to further integrate Genefic Products into the education, nursing, and other health solutions through a comprehensive pharmaceutical opportunity with licenses in 50 States including Washington D.C. Genefic Products expects to strategically integrate the services of the diagnostic laboratories with the pharmaceutical business.

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

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise because of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the various acquisitions had occurred as of July 1, 2022. The unaudited pro forma financial information is not necessarily indicative of what the financial results would have been had the acquisition been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions:

	Year Ended June 30,
	2023	2022
Revenues	$33,047,518	$23,723,570
Net loss attributable to Dalrada	$(23,202,682)	$(14,169,496)
Net loss per common share - basic	$(0.28)	$(0.20)

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of June 30, 2023, and 2022:

	June 30,	June 30,
	2023	2022
Raw materials	$658,175	$399,706
Work-in-progress	708,007	–
Finished goods	712,510	1,224,915
	$2,078,692	$1,624,621

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2023, and 2022:

	June 30,	June 30,
	2023	2022
Machinery and equipment	$1,448,556	$740,147
Leasehold improvements	208,689	314,642
Computer and office equipment	426,162	518,017
Construction in progress	249,613	–
	2,333,020	1,572,806
Less: Accumulated depreciation	(856,938)	(496,394)
	$1,476,082	$1,076,412

Depreciation expense of $360,544 and $252,937 for the years ended June 30, 2023, and 2022, respectively, were included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Goodwill

Goodwill consisted of the following by entity as of June 30, 2023, and 2022:

	Precision	Health	Total
Balance: June 30, 2022	$3,122,811	$1,130,613	$4,253,424
Additions	–	–	–
Adjustments to purchase price allocation	(16,721)	–	–
Less: loss on impairment	–	(433,556)	(433,556)
Balance: June 30, 2023	$3,106,090	$697,057	$3,803,147

	Precision	Health	Total
Balance: June 30, 2021	$143,152	$593,304	$736,456
Additions	2,979,659	755,617	3,735,276
Less: loss on impairment	–	(218,308)	(218,308)
Balance: June 30, 2022	$3,122,811	$1,130,613	$4,253,424

Intangible Assets, Net

Intangible assets, net consisted of the following as of June 30, 2023, and June 30, 2022:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2022	$693,385	$1,064,000	$1,230,159	$348,100	$335,021	$3,670,665
Additions	–	–	–	186,047	477,458	663,505
Adjustments to purchase price allocation	–	–	14,321	1,400	1,000	16,721
Balance: June 30, 2023	693,385	1,064,000	1,244,480	535,547	813,479	4,350,891

Less: Accumulated amortization
Balance: June 30, 2022	(102,891)	(4,260)	(30,754)	(380)	(7,492)	(145,777)
Additions	(69,339)	(51,118)	(123,016)	(54,215)	(49,340)	(347,028)
Balance: June 30 , 2023	(172,230)	(55,378)	(153,770)	(54,595)	(56,832)	(492,805)

Net book value: June 30, 2023	$521,155	$1,008,622	$1,090,710	$480,952	$756,647	$3,858,086

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2021	$693,385	$–	$–	$–	$–	$693,385
Additions	–	1,064,000	1,230,159	348,100	335,021	2,977,280
Balance: June 30, 2022	693,385	1,064,000	1,230,159	348,100	335,021	3,670,665

Less: Accumulated amortization
Balance: June 30, 2021	(28,891)	–	–	–	–	(28,891)
Additions	(74,000)	(4,260)	(30,754)	(380)	(7,492)	(116,886)
Balance: June 30, 2022	(102,891)	(4,260)	(30,754)	(380)	(7,492)	(145,777)

Net book value: June 30, 2022	$590,494	$1,059,740	$1,199,405	$347,720	$327,529	$3,524,888

Amortization expense of $347,028 and $116,886 for the years ended June 30, 2023, and 2022, respectively, were included in selling, general and administrative expenses in the statements of operations. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

Future amortization expense is as follows:

Year Ending June 30,
2024	$396,596
2025	361,280
2026	299,265
2027	299,265
2028	299,265
Thereafter	2,202,415
Total	$3,858,086

6.	Accrued Payroll Taxes

As of June 30, 2023, and 2022, the Company had $0 and $2,055,736, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest was compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that made up the balance had a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpassed their estimated expiration date, the Company removed the liability from the Consolidated Balance Sheets, and an equivalent amount was recognized as “Gain on expiration of accrued tax liability” within other income on the Consolidated Statements of Operations. For the years ended June 30, 2023, and 2022, the Company recognized $35,242 and $30,155, respectively, of penalties and interest within interest expense on the Consolidated Statements of Operations. For the years ended June 30, 2023, and 2022, the Company recognized $2,090,978 and $0, respectively, within “Gain on expiration of accrued tax liability” related to quarterly tax liabilities that expired during the respective fiscal years.

7.	Notes Payable

Notes Payable – Related Parties

The following is a summary of notes payable – related parties as of June 30, 2023, and 2022

	June 30, 2023
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$1,380,672	$3,038
Related entity 2	126,864	–
Related entity 3	105,000	–
Related entity 4	50,074	–
Related entity 5	–	–
Related entity 6	237,473	11,144
	$1,900,083	$14,182

	June 30, 2022
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$8,261,310	$120,050
Related entity 2	8,213,976	106,951
Related entity 3	453,052	11,072
Related entity 4	1,512,924	123,996
Related entity 5	366,800	786
	$18,808,062	$362,855

The following is a summary of current and long-term notes payable – related parties as of June 30, 2023:

	June 30, 2023
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$1,380,672	$1,380,672
Related entity 2	–	126,864	126,864
Related entity 3	–	105,000	105,000
Related entity 4	14,132	35,942	50,074
Related entity 5	–	–	–
Related entity 6	237,473	–	237,473
	$251,605	$1,648,478	$1,900,083

	June 30, 2022
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$3,737,197	$4,524,113	$8,261,310
Related entity 2	3,206,154	5,007,822	8,213,976
Related entity 3	446,302	6,750	453,052
Related entity 4	1,512,924	–	1,512,924
Related entity 5	366,800	–	366,800
	$9,269,377	$9,538,685	$18,808,062

All notes dated December 31, 2022, and prior are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020, to December 30, 2022. All notes dated after December 31, 2022, are unsecured, bear interest at 8% per annum, and are due 1095 days from the date of issuance. Each related party has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The Company has not received any notices of default or demands for payment. All notes are unsecured and those which are past-due are due on demand. As of June 30, 2023 and 2022, total accrued interest for Notes Payable-Related Parties was $14,182 and $362,855, respectively. The Company recorded interest expense from Notes Payable-Related Party for fiscal years ending June 30, 2023, and 2022, of $814,240 and $180,708, respectively.

Related entity 6 carries an annual interest rate of 30% and is collateralized by the accounts receivable of Watson Rx.

There were various related party debt convertible notes that occurred during 2023 and 2022 (see “Note 8. Convertible Note Payable – Related Parties” for more information).

The following are the expected future payments as of June 30, 2023:

Fiscal Year Ended June 30,
2024	$251,605
2025	–
2026	1,648,478
2027	–
2028	–
Total	$1,900,083

Notes Payable

Notes payable includes the following:

	June 30,	June 30,
	2023	2022
Current portion	$439,562	$669,028
Long-term portion	1,011,395	479,001
Total	$1,450,957	$1,148,029

Pacific Stem and IHG’s Economic Injury Disaster Loans (“EIDL”) loans, dated June 7, 2020, and May 10, 2020, respectively, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loans have no penalty for prepayment. The EIDL loans attach collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The balance of Pacific Stem’s EIDL is $149,900 for the years ended June 30, 2023, and 2022, respectively. The balance of IHG’s EIDL is $147,807 and $150,000 for the years ended June 30, 2023, and 2022, respectively. The EIDL loans are technically in default as a result of a change in ownership without the Small Business Administration (“SBA”) prior written consent. The Company has contacted the SBA regarding the transfer of ownership and has not yet finalized the transfer of ownership.

Likido’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $36,938 and $48,728 for the years ended June 30, 2023, and 2022, respectively.

Watson has a loan totaling $320,709 and $373,016 as of June 30, 2023, and 2022, respectively, which includes an interest rate of 5% with a maturity date of April 29, 2025. The loan is collateralized by personal property and includes monthly payments in the amount of $2,656, with a balloon payment at the maturity date in the amount of $336,898. Watson renewed a loan on June 26, 2023, for $176,836, which includes an interest rate equal to the Wall Street Journal Prime Rate, or 8.25% as of June 30, 2023, and a maturity date of June 26, 2024. The loan is collateralized by the accounts receivable of Watson and includes four payments of $46,838.

The following are the expected future payments as of June 30, 2023, including the total amount of imputed interested related:

Fiscal Year Ended June 30,

2024	$439,562
2025	600,696
2026	185,333
2027	45,770
2028	28,663
Thereafter	150,933
Total	$1,450,957

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

Volatility	Risk Free Rate	Stock Price	Term Remaining (Yrs)
225.50%	1.16%	$0.59	0.0

In connection with the Debenture, the Company incurred $120,000 in issuance costs. Furthermore, the Company issued 192,000 shares of common stock to the Buyer and broker at a fair value of $115,200. Both the issuance costs and fair value of common stock were recorded as a debt discount.

The total debt discounts related to the convertible notes were $1,659,442 and amortized using an effective interest method over a 15-month period. During the years ended June 30, 2023, and 2022, the Company amortized $1,224,472 and $434,970 of debt discount, incurred interest expense of $39,975 and $56,712, and accrued interest of $63,191 and $24,520, respectively.

The total redemption premiums related to the convertible notes were $600,000 and amortized using an effective interest method over a 10-month period, starting in May 2022. During the years ended June 30, 2023, and 2022, the Company paid redemption premiums of $280,000 and $60,000 in cash and $200,000 and $20,000 in stock, respectively.

During the years ended June 2023 and 2022, the Company redeemed $1,400,000 and $300,000 of the Debentures in cash and $1,000,000 and $300,000 of the Debentures in stock, respectively.

The net balance of the convertible note was $0 and $1,495,528 as of June 30, 2023, and June 30, 2022, respectively.

8.	Convertible Note Payable – Related Parties

On February 1, 2022, $6,532,206 of related party debt principal and interest related to promissory notes issued by the Company, with the option for conversion, was converted into 10,002 shares of Series G Convertible Preferred Stock (“Series G Stock”). The Series G Stock shall convert at one share of Series G Stock to 2,177 shares of common stock (equivalent to converting the related dollars into common shares at $0.30 per share).

On April 4, 2023, $4,544,224 of related party debt principal and interest related to promissory notes issued by the Company, with the option for conversion, was converted into 15,002 shares of Series H Convertible Preferred Stock (“Series H Stock”). The Series H Stock shall convert at one share of Series H Stock to 3,029 shares of common stock (equivalent to converting the related dollars into common shares at $0.10 per share).

On June 23, 2023, $29,315,320 of related party debt principal and interest related to promissory notes issued by the Company, with the option for conversion, was converted into 35,108 shares of Series I Convertible Preferred Stock (“Series I Stock”). The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share).

9.	Related Party Transactions

Fiscal 2023 Transactions

During the year ended June 30, 2023, the Company received cash funding or expenses paid on its behalf from related parties totaling $5,439,249. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties on the Company’s Consolidated Balance Sheet for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

During the year ended June 30, 2023, the Company incurred expenses for services provided by related parties totaling $5,312,020. Services provided to the Company include management services, payroll processing services, rent and chartered flight services. The corporations are either owned and/or operated by a relative of the Company’s CEO, is a corporation in which the Company’s CEO can exercise control or is an individual who has a familial relationship with the Company’s CEO.

During the year ended June 30, 2023, the Company’s Bothof Brothers subsidiary recognized revenue for construction services totaling $2,134,470 from corporations owned and/or operated by a related party who has a familial relationship with the Company’s CEO.

During the year ended June 30, 2023, the Company’s DES subsidiary recognized monthly interest income and royalty revenue totaling $45,968 from corporations owned and/or operated by a related party who has a familial relationship with the Company’s CEO.

During the year ended June 30, 2023, the Company incurred $1,669,788 in services performed by non-employee board members.

As of June 30, 2023, amounts included within accounts payable and accrued liabilities – related parties on the Company’s Consolidated Balance Sheet for related party expenses were $500,288.

Fiscal 2022 Transactions

During the year ended June 30, 2022, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $11,492,218. The expenses paid on our behalf primarily relate to operation expenditures and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. During the year ended June 30, 2022, the Company made payments to the related parties against the promissory note balances of $233,556. As of June 30, 2022, amounts included within accounts payable and accrued liabilities – related parties for expense and payroll related advances were $576,173.

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

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Year Ended
	June 30,
	2023	2022
Dalrada Health	$76,912	$75,324
Dalrada Energy Services	45,968	1,261,774
Solas	–	56,240
Dalrada Energy Services	–	6,000
Ignite	396	3,718
Prakat	25,000	–
Bothof Brothers	2,134,470	–
	$2,282,746	$1,403,056

See Notes 4, 7, 8, 9, 10, 12, 14 and 16 for additional related party transactions.

10.	Preferred Stock

The Company has 100,000 shares authorized of Series F Preferred Stock (“Series F Stock”), par value, $0.01, of which 5,000 shares of Series F Stock (at a fair value of $170) were issued to the CEO in December 2019. Each share of Series F Stock entitles the holder to the greater of (i) one hundred thousand votes for each share of Series F Stock, or (ii) the number of votes equal to the number of all outstanding shares of Common Stock, plus one additional vote such that the holders of Series F Stock shall always constitute most of the voting rights of the Corporation. In any vote or action of the holders of the Series F Stock voting together as a separate class required by law, each share of issued and outstanding Series F Stock shall entitle the holder thereof to one vote per share. The holders of Series F Stock shall vote together with the shares of Common Stock as one class.

There were various related party debt convertible notes that occurred during 2023 and 2022 (see “Note 8. Convertible Note Payable – Related Parties” for more information).

11.	Stockholders’ Equity

Common Stock Transactions – Fiscal 2023

In July 2022, November 2022, December 2022, March 2023 and June 2023, the Company issued a total of 1,999,998 shares of common stock related to the acquisition of DepTec (SSCe).

In July 2022, the Company issued 500,000 common stock shares pursuant to a consulting agreement for management services.

In December 2022, March 2023 and April 2023, the Company issued a total of 500,000 shares of common stock related to the acquisition of Watson.

In September 2022, December 2022, and March 2023, the Company issued a total of 375,000 shares of common stock related to the acquisition of International Health Group.

In September and December 2022, the Company issued a total of 175,000 shares of common stock related to the acquisition of Pacific Stem Cells. The are 87,500 shares of common stock remaining to be issued at a future date.

During the year ended June 30, 2023, the Company issued 10,974,521 shares of common stock pursuant to the conversion of $1,475,608 of convertible debt and its related premium and interest expense.

In April 2023, the Company issued 2,000,000 common stock shares pursuant to a consulting agreement for management services to increase the investment community's awareness of the Company.

Common Stock Transactions - Fiscal 2022

In August 2021, December 2021, March 2022, and May 2022, the Company issued 87,500 shares of common stock related to the acquisition of Pacific Stem Business. See “Note 4. Business Combinations and Asset Acquisition” for additional information related to the acquisition of Pacific Stem Cells.

In October 2021, December 2021, March 2022, and May 2022, the Company issued 125,000 shares of common stock related to the acquisition of International Health Group. See “Note 4. Business Combinations and Asset Acquisition” for additional information related to the acquisition of International Health Group.

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

In June 2022, the Company issued 500,000 shares of common stock related to the acquisition of Watson. See “Note 4. Business Combinations and Asset Acquisition” for additional information related to the common stock issued related to the acquisition of Watson.

12.	Stock-Based Compensation

Dalrada Financial Corp 2020 Stock Compensation Plan

On July 9, 2020, the Board authorized the Dalrada Financial Corp 2020 Stock Compensation Plan (the “Plan”) to be used to compensate the company’s board of directors. The Plan allocates the issuance of up to 3,500,000 shares. On February 25, 2021, the Company amended the Plan to issue up to 4,500,000 shares and issued an aggregate of 4,500,000 common shares, or 500,000 shares to each board member. Consolidated Statements of Operations and Comprehensive LossOn November 10, 2021, the Company cancelled 6,500,000 shares issued under the Plan to the Board of Directors and issued 6,500,000 cashless warrants. A total of 4,500,000 cashless warrants were to vest immediately, and the remaining 2,000,000 cashless warrants were to vest over a 12-month period. All cashless warrants carry a $0.45 exercise price and a ten-year term. The Company recorded stock-based compensation of $730,000 related to the 6,500,000 shares. The issuance of the warrants was treated as a modification and, as a result of the value of the stock-based compensation of the shares cancelled being greater than the stock-based compensation related to the cashless warrants issued, no additional stock-based compensation expense was recorded for the year ended June 30, 2022.

On November 30, 2021, the Company issued 2,275,000 cashless warrants to employees and consultants for services performed. A total of 825,000 cashless warrants were vested immediately and the remaining 1,450,000 cashless warrants vests over a 36-month period. The cashless warrants include an exercise price of $0.45 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.73 per share, or $1,651,093 which was calculated using the Black-Scholes model.

On February 16, 2022, the Company issued 2,250,000 cashless warrants to new members of the Board of Directors. The cashless warrants vest over a 12-month period and hold an exercise price of $0.45 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.59 per share, or $1,338,644, which was calculated using the Black-Scholes model.

On August 11, 2022, the Company issued 2,200,000 cashless warrants to new members of the Board of Directors and Advisors. A total of 1,500,000 cashless warrants vest over a 12-month period and hold an exercise price of $0.45 per share. 450,000 cashless warrants vest over a 12-month period and hold an exercise price of $0.41 per share, and the remaining 250,000 cashless warrants vest over a 12-month period beginning April 8, 2023, and hold an exercise price of $0.45 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.18 per share, or $397,890, which was calculated using the Black-Scholes model.

On October 7, 2022, the Company issued 3,000,000 cashless warrants to the selling shareholder of Bothof in connection with the acquisition of Bothof. The warrants vest over a 24-month period and hold an exercise price of $0.15 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $1.26 per share, or $5,101,223, which was calculated using the Fair Value method. The cashless warrants are contingent on the selling shareholder’s continued employment with the Company; therefore, it is treated as stock-based compensation expense and recognized ratably over a 24-month period.

On March 1, 2023, the Company issued 1,000,000 cashless warrants to the selling shareholders of Dalrada Technology Ltd with the acquisition of Dalrada Technology Ltd. The warrants vest over a 36-month period and hold an exercise price of $0.10 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.07 per share, or $68,975, which was calculated using the Fair Value method.

On April 14, 2023, the Company authorized and issued 26,638,500 cashless warrants to various officers, employees, and consultants of the Company. A total of 5,575,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.45 per share. A total of 3,600,000 cashless warrants vest over a 24-month period and hold an exercise price of $0.45 per share. A total of 5,000,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.33 per share. A total of 1,300,000 cashless warrants vest over a 12-month period and hold an exercise price of $0.20 per share. A total of 500,000 cashless warrants vest over a 12-month period and hold an exercise price of $0.12 per share. A total of 250,000 cashless warrants vest over a 12-month period and hold an exercise price of $0.45 per share. A total of 20,000 cashless warrants vest over a 12-month period and hold an exercise price of $0.09 per share. A total of 6,200,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.16 per share. A total of 2,250,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.25 per share. A total of 1,143,500 cashless warrants vest over a 36-month period and hold an exercise price of $0.08 per share. The remaining 800,000 cashless warrants vest over a 24-month period and hold an exercise price of $0.14 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.08 per share, or $2,143,402, which was calculated using the Black-Scholes model.

On May 25, 2023, the Company authorized and issued 587,634 cashless warrants to various employees of the Company. A total of 537,634 cashless warrants vest over a 36-month period and hold an exercise price of $0.45 per share, and the remaining 50,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.08 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.10 per share, or $47,408, which was calculated using the Black-Scholes model.

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2021	1,000,000	–	9.87
Granted	11,025,000	$0.45
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2022	12,025,000	–	8.82
Granted	33,426,134	$0.29
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2023	45,451,134	$0.33	8.83
Exercisable at June 30, 2023	23,281,917	$0.39	8.45

	Years Ended June 30,
	2023	2022
Risk-free interest rate	3.61%	1.14%
Expected volatility (1)	158.3%	149.2%
Expected dividend yield	0.00%	0.00%
Expected life (years)	5.27	5.27

The intrinsic value of outstanding warrants was $0 as of June 30, 2023, and 2022.

During the year ended June 30, 2023, and 2022, stock-based compensation expenses were $4,022,656 and $2,772,770, respectively. Total unrecognized compensation cost of non-vested options was $4,985,051 and $1,690,423 on June 30, 2023, and 2022, respectively, which will be recognized over the next three fiscal years.

13.	Segment Reporting

The Company manages its business and makes its decisions within its operating segments. The Company classifies its operations into five segments: Health, Energy, Manufacturing, Technology, and Corporate. The Company evaluates the performance of its segments primarily based on revenues and operating income (loss).

Segment information for the years ended June 30, 2023, and 2022 is as follows:

	Year Ended June 30, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$15,740,919	$7,075,414	$4,873,225	$2,049,411	$–	$29,738,969
Income (Loss) from Operations	(5,783,441)	(1,065,221)	(2,461,219)	10,634	(10,660,710)	(20,959,957)

	Year Ended June 30, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$13,617,639	$1,261,774	$2,123,437	$2,239,763	$25,000	$19,267,613
Income (Loss) from Operations	2,225,304	967,639	(2,834,342)	30,177	(10,824,022)	(10,435,244)

Geographic Information

The following table presents revenue by country:

	Year Ended
	June 30,
	2023	2022
United States	$26,208,432	$16,536,221
Scotland	1,887,061	725,443
India	1,643,476	2,005,949
	$29,738,969	$19,267,613

The following table presents inventories by country:

	June 30,	June 30,
	2023	2022
United States	$584,330	$999,302
Scotland	1,494,362	625,319
	$2,078,692	$1,624,621

The following table presents property and equipment, net, by country:

	June 30,	June 30,
	2023	2022
United States	$1,284,834	$815,556
Scotland	182,657	247,283
India	8,591	13,573
	$1,476,082	$1,076,412

14.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's Consolidated Statement of Operations in the same line item as expense arising from fixed lease payments. As of and during the year ended June 30, 2021, management determined that there were no variable lease costs.

Right of Use Asset

In July 2022, the Company entered into a five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and liability of $2,405,540 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $192,521. The lease agreements mature in June 2027.

In April 2023, the Company’s Prakat subsidiary entered into a lease agreement to lease office space through March 2026. The Company recognized a right of use asset and liability of $99,060 and used an effective borrowing rate of 8% within the calculation.

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

In May 2022, the Company’s IHG subsidiary entered into a six-year and 3-month lease agreement to lease an office space in San Diego, California. The Company recognized a right of use asset and liability of $919,722 and used an effective borrowing rate of 4.0% within the calculation.

In August 2020, the Company’s DepTec subsidiary entered into a five-year lease agreement to lease office space. The Company recognized a right of use asset and liability of $146,622 and used an effective borrowing rate of 3.0%

In May 2021, the Company’s Watson subsidiary entered into a three-year lease agreement to lease a building in Florence, Alabama. The Company recognized a right of use asset and liability of $90,827 and used an effective borrowing rate of 3.0%

In July 2022, the Company’s Empower subsidiary entered into a five-year lease agreement to lease a commercial space in Escondido, California. The building is owned by a related party. The Company recognized a right-of-use asset and liability of $322,756 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $25,838. The lease agreement matures in June 2027.

In October 2022, the Company’s Pala Diagnostics entered into a one-year lease agreement to lease a research and development laboratory space in San Diego, California. The Company recognized a right-of-use asset and liability of $37,239 And used an effective borrowing rate of 8% within the calculation. Imputed interest is $1,761. The lease agreement matures in October 2023.

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

In January 2023, the Company’s Solas subsidiary entered into a one-year lease agreement to lease an office and medical suite in Coronado, California. The company recognized a right of use asset and liability of $47,211 and used an effective borrowing rate of 8%.

In March 2023, the Company acquired Dalrada Technology Ltd. which had an existing lease to a commercial building in Livingston, Scotland. Upon acquisition, the company recognized a right-of-use asset and liability of $540,615 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $125,761. The lease agreement matures in October 2027.

In March 2023, Genefic entered into a five-year lease agreement to lease a commercial building in San Diego, California. The Company recognized a right-of-use asset and liability of $844,242 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $185,976. The lease agreement matures in March 2028.

In March 2023, Dalrada Technology Spain S.L. entered into a five-year lease agreement to lease a commercial building in Bergondo, Spain. The Company recognized a right-of-use asset and liability of $125,780 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $28,129. The lease agreement matures in May 2028.

The following are the expected maturities of lease liabilities for operating leases as of June 30, 2023, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
2024	$1,395,435
2025	1,294,901
2026	1,254,653
2027	1,232,993
2028	431,085
Thereafter	32,627
Total lease payments	5,641,694
Less: imputed interest	(558,845)
Present value of lease liability	$5,082,849

Other information related to operating leases for the years ended June 30, 2023, and 2022, respectively, were as follows:

	June 30, 2023	June 30, 2022
Weighted average remaining lease term - years	4.09	3.72
Weighted average discount rate	6.74%	5.65%

15.	Income Taxes

We file income tax returns in the United States federal jurisdiction and in various state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The Company is currently on extension and has yet to file their income tax return for the year ended June 30, 2023.

As of June 30, 2023, the Company had federal and state net operating loss carry forwards of $37,237,922 that may be offset against future taxable income which will begin to expire in 2038 through 2041.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended June 30, 2023, and 2022 is as follows:

	June 30,
	2023	2022
Current:
Federal	$–	$–
State	–	–
Foreign	–	132,513
	–	132,513
Deferred:
Federal	(3,267,961)	(2,239,061)
State	(907,392)	(622,074)
	(4,175,893)	(2,861,136)

Valuation allowance	4,175,893	2,861,135
Total provision for income taxes	$–	$132,513

The provision for income tax for the year ended June 30, 2023, is included in selling, general and administrative expenses.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carryforwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets as of June 30, 2023, and 2022 were as follows:

	June 30,
	2023	2022

Depreciation & Amortization	$93,044	$30,382
Reserves and Accruals	780,876	122,154
Research & Development Credits	–	–
Net Operating Loss Carryforwards	9,185,104	5,649,387
Gross Deferred Tax Assets	10,059,024	5,801,923

Valuation Allowance	(10,059,024)	(5,801,923)

Net Deferred Tax Assets	$–	$–

Reconciliation of the statutory federal income tax to the Company's effective tax:

	June 30,
	2023	2022

Tax at Federal Statutory Rate	21.0%	21.0%
State, Net of Federal Benefit	4.3%	4.4%
Foreign Tax	0.0%	0.9%
Tax Exempt Interest Income	(0.06)%	(0.2)%
Gain on Expiration of Accrued Tax Liability	0.00%	0.00%
Stock Based Compensation	(4.1)%	(4.1)%
Nondeductible Interest	(20.1)%	0.8%
Change in Valuation Allowance	(20.6)%	(20.3)%

Provision for Taxes	(0.4)%	(0.9)%

The difference in the effective rate and the statutory rate is due to permanent differences, primarily deductibility of penalties and interest on accrued payroll tax liabilities and the gains related to the expiration of the statute of limitations for accrued payroll tax liabilities.

16.	Subsequent Events

On July 1, 2023, Bothof Brothers signed a lease for 12,100 square feet of warehouse space in Escondido, California related to its construction business. The base monthly lease cost is $11,425 and expires on September 30, 2025.

On July 25, 2023, Genefic entered into an agreement with OnPoint LTB, LLC (“Lender”), for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan with interest only for 6 months, then amortizing over 18 months down to 50%, with 50% of the balance due at the end of term, or July 2025. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. Genefic borrowed the first installment of $1,200,000 at the time of closing. As part of the loan origination fee, Dalrada Financial Corporation is to issue 500,000 shares of its common stock. In addition, Genefic will issue cashless warrants equal to one percent of Genefic, if and when Genefic engages in a public offering of stock, prior to the maturity date of the loan transaction. The cashless warrants will have a strike price of $0.50. The transaction includes a debt discount of $100,821.

On July 31, 2023, the Company issued 109,637 shares of common stock pursuant to the Stock Purchase Agreement between Dalrada Financial Corporation and Prakat Solutions Inc.

On August 08, 2023, the Company’s subsidiary, Dalrada Technology Spain S.L., entered into an agreement, which was Amended August 30, 2023, with Morocco-based global distributor, Crown Glory Holding to build and install a minimum of 4,500 energy efficient commercial heat pumps over the course of seven years. With the agreement, Crown Glory Holding also becomes the exclusive distributor of the Company’s heat pumps for the continent of Africa and select neighboring countries.

On August 29, 2023, the Company’s subsidiary, Dalrada Technology Spain S.L., entered into an agreement which was Amended August 30, 2023, with France-based JBS Consulting, to distribute a minimum of 2,300 energy efficient commercial heat pumps over the course of five years. The agreement calls for 150 of the commercial heat pumps to be installed and operational within the first 12 months, commencing in October of 2023, with increased numbers of the high-functioning machines installed each year until the contract is fully satisfied.

On September 6, 2023, the Dalrada Board of Directors approved 15,861,000 warrants to various Board of Director members, employees and consultants. The total stock-based compensation expense is $2,064,699.

On September 18, 2023, the Company appointed Heather McMahon to the Board of Directors.

On September 27, 2023, the Company issued 125,000 shares of common stock as part of the consideration for the acquisition of Watson RX Solution, Inc.

On October 2, 2023, Genefic borrowed the second installment of the OnPoint LTB, LLC loan of $800,000. The second installment included a loan origination fee of $5,000 and 500,000 of Dalrada Financial Corporation common stock. The transaction includes a debt discount of $154,492.

On October 5, 2023, Genefic acquired Diller Pharmacy LLC for the consideration of $135,000 in cash and assuming its lease, which includes a monthly lease cost of $325 and expires on February 28, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 19, 2022, Dalrada engaged Macias Gini & O’Connell, LLP (“MGO”) for audit and review services for the year ended June 30, 2023. Also on December 19, 2022, dbbmckennon, the auditor for Dalrada for the year ended June 30, 2022, ceased performing any audit or review services for the Company. Dalrada and dbbmckennon did not have any disagreements as of the date services ceased.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(c) and Rule 15d-15(e).

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such an evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that certain internal controls over financial reporting were not effective as of June 30, 2023 due to the material weaknesses described in further detail below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022, we identified material weaknesses in the Company’s control environment.

To address our material weaknesses, we developed a remediation plan which included the implementation and enhancement of various policies, procedures, and controls. In executing our remediation plan, during Fiscal 2023, the Company hired accounting experts to address technical accounting transactions, purchase price allocations and other accounting activity. We also implemented a strict travel and reimbursement policy and enhanced our Board of Directors and Audit Committee for better oversight of our financial reporting processes.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of June 30, 2023, we continue to have material weaknesses in the Company’s control environment. Regarding the overall financial reporting structure of the Company, there is not currently a comprehensive and formalized financial reporting policies and procedures manual in place. The following sets forth internal control weaknesses:

-	performing reconciliations
-	preparing adequate and complete schedules across the various consolidated entities including roll forwards, revenue recognition, and allowance estimates
-	oversight of foreign entities

This lack of formalized processes was a contributing factor to which a number of inquiries were raised by the audit team and led to numerous post-closing entries subsequent to the commencement of our audit procedures.

Management’s remediation plan will focus on standardizing our reconciliation process including roll forwards and revenue recognition procedures. We will also revise allowance estimates based on June 30, 2023 year-end adjustments. We look to enhance the continued improvement of our policies, procedures, and internal controls over our control environment and risk assessment.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2023, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting except as noted above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of June 30, 2023 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held

Brian Bonar	75	CEO and Director
Kyle McCollum	40	CFO
Brian McGoff (1)	53	COO
Pauline Gourdie	50	Director
Brian Kendrick	59	Director
Anthony Zolezzi	68	Director
Amy Scannell	32	Director
Anuradha Biswas (2)	51	Director
Vincent Monteparte	58	Director

(1)	Position terminated as of July 14, 2023
(2)	Resigned as of July 27, 2023

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

Mr. Bonar holds the honorary title, Lord Bonar of Wilcrick, Cardiff, Wales United Kingdom. He received a BSC in Mechanical Engineering from Strathclyde University, Glasgow Scotland and an MBA and PHD in the field of International Business Development Studies from the Stafford University, England UK.

Kyle McCollum, is currently the Chief Financial Officer of the Company. Prior to that, Mr. McCollum was with Better Choice Company Inc. (ticker: BTTR) for three years where Mr. McCollum acted as Corporate Secretary and SVP of Corporate Finance.

In 2018, Mr. McCollum helped form Bona Vida, a pet CBD company, where he served as Chief Financial Officer. In May 2019, Bona Vida merged into Better Choice Company Inc., a publicly listed pet health and wellness company (ticker: BTTR), where Mr. McCollum acted as Corporate Secretary and SVP of Corporate Finance. With Better Choice Company, he assisted in the merger of Bona Vida and TruPet with Better Choice Company as well as the acquisition of Halo Purely for Pets. Mr. McCollum also guided several 10-Q’s and its 2019 10-K with audit.

From 2013 to 2017 Mr. McCollum was Chief Financial Officer of Das & Co., a New York based family office. At Das & Co. Mr. McCollum managed all accounting, tax, audit, portfolio valuation, asset management, financial/investment reporting, and operations for Landmark Banyan Real Estate Fund, a $200 million India Real Estate Fund comprised of over 10 developments. Mr. McCollum was also Chief Operating Officer of all Das & Co.’s holding and operating subsidiaries including Apex Resources, its mining company in Tanzania, and LDC Developers, its real estate development company.

Mr. McCollum has also served as Director of Finance at 29th Street Capital, a California-based real estate investment firm with a publicly stated asset value base of US $500 million. Prior to 29th Street Capital, Mr. McCollum was Director of Finance and Corporate Compliance at Fletcher Robbe International Attorneys at Law, an international transactional and securities-based law firm with offices in Century City, New York, Hong Kong and Beijing. While at Fletcher Robbe International Attorneys at Law, Mr. McCollum focused on complex finance transactions, mergers & acquisitions, securities and guided several foreign listed public companies on international cross-listing to U.S. public exchanges. Mr. McCollum earned a Bachelor of Science and Master of Accountancy degree from the University of Montana and holds a Certified Public Accounting license.

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

Ms. Gourdie holds a Bachelor of Science degree in Industrial and Labor Relations from Cornell University and brings to Dalrada an extensive knowledge of supply chain management, customer account and relationship management, and recruitment and development. Ms. Gourdie was appointed to the Dalrada board on July 29, 2019 and does not receive compensation in her role as a director.

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

Amy Scannell is currently General Counsel of Tipp Investments, LLC, in Escondido California since June 2019. Tipp Investments, LLC is a company with broad investment interests including commercial real estate, agriculture, and aviation. Scannell was admitted to the California bar in 2019 and the Massachusetts bar in 2015. Prior to Tipp Investments, Scannell worked as an associate attorney for Baskin & Associates, LLC, a family law litigation firm in Boston, Massachusetts. Scannell received her Juris Doctorate from Suffolk University Law School in Boston Massachusetts and Bachelor of Arts from Westfield State University in Westfield, Massachusetts.

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

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers and directors, which we feel is sufficient at this time.

Item 11. Executive and Director Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Brian Bonar, CEO	2023	393,000	–	–	–	–	393,000
Brian McGoff, COO	2023	350,719	–	479,623	–	–	830,342
Kyle McCollum, CFO	2023	375,062	75,000	248,916	–	–	698,978
Pauline Gourdie	2023	–	–	–	–	–	–
Brian Kendrick	2023	–	–	–	–	–	–
Anthony Zolezzi	2023	23,415	–	–	–	–	23,415
Amy Scannell	2023	–		–	–	–	–
Vincent Monteparte	2023	–	–	–	–	–	–
Anuradha Biswas	2023	–	–	90,345	–	–	90,345
Total		1,142,196	75,000	818,844	–	–	2,036,080

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Brian Bonar, CEO	2022	393,000	–	–	–	–	393,000
Brian McGoff, COO	2022	–	–	–	–	–	–
Kyle McCollum, CFO	2022	346,570	100,000	–	–	–	446,570
Pauline Gourdie	2022	–	–	–	–	–	–
Brian Kendrick	2022	–	–	–	–	–	–
Fletcher Robbe	2022	–	–	–	–	119,736	119,736
Harvey Hershkowitz	2022	140,347	–	380,000	–	20,000	540,347
Anthony Zolezzi	2022	2,716	–	–	–	–	2,716
Tom Giles	2022	17,429				145,000	162,429
David Bacon	2022	–	–	–	–	48,000	48,000
Bijan Kian	2022						–
Jose Arrieta	2022	–	–	–	–	240,000	240,000
Amy Scannell	2022			297,476	–	–	297,476
Vincent Monteparte	2022	–	–	297,476	–	–	297,476
Anuradha Biswas	2022	–	–	–	–	–	–
Total		1,000,062	100,000	974,953	–	572,736	2,547,751

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS				STOCK AWARDS
								Equity
							Equity	Incentive
							Incentive	Plan
							Plan	Awards:
							Awards:	Market
							Number	or Payout
							of	Value of
						Market	Unearned	Unearned
	Number of	Number of			Number	Value of	Shares,	Shares,
	Securities	Securities			of Shares	Shares or	Units or	Units or
	Underlying	Underlying			or Units	Units	Other	Other
	Unexercised	Unexercised			of Stock	of Stock	Rights	Rights
	Options and	Options and	Option		That Have	That Have	That	That
	Warrants	Warrants	Exercise	Option	Not	Not	Have Not	Have Not
Name and Principal	(#)	(#)	Price	Expiration	Vested	Vested	Vested	Vested
Position(s)	(Exercisable)	(Unexercisable)	($)	Date	(#)	($)	(#)	($)
Brian Bonar, CEO	500,000	–	0.45	7/7/2030	–	–	–	–
Brian McGoff, COO	442,466	57,534	0.45	12/31/2031	–	–	–	–
Brian McGoff, COO	1,712,329	3,287,671	0.33	6/17/2032	–	–	–	–
Kyle McCollum, CFO	1,000,000	–	0.47	5/10/2031	–	–	–	–
Kyle McCollum, CFO	500,000	–	0.45	7/7/2030	–	–	–	–
Kyle McCollum, CFO	410,959	2,589,041	0.16	1/28/2033	–	–	–	–
Pauline Gourdie	500,000	–	0.45	7/7/2030	–	–	–	–
Brian Kendrick	500,000	–	0.45	7/7/2030	–	–	–	–
Anthony Zolezzi	500,000	–	0.45	7/7/2030	–	–	–	–
Amy Scannell	500,000	–	0.45	2/14/2032	–	–	–	–
Vincent Monteparte	500,000	–	0.45	2/14/2032	–	–	–	–
Anuradha Biswas	442,466	57,534	0.45	12/31/2031	–	–	–	–

Director Compensation

On July 9, 2020, the Board authorized the Dalrada Financial Corp 2020 stock compensation plan to be used to compensate the company board of directors. The plan allocates the issuance of up to 3,500,000 shares. On February 25, 2021, the Company amended the plan to issue up to 4,500,000 shares and issued an aggregate of 4,500,000 common shares, or 500,000 shares to each board member (9). 3,500,000 shares of common stock were granted on July 9, 2020, at $0.08 per share and 1,000,000 shares of common stock were granted on February 25, 2021, at $0.45 per share, for a total fair value of $730,000, which is included in the Consolidated Statements of Operations and Comprehensive Loss.

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

On February 16, 2022, the Company issued 2,250,000 cashless warrants to new members of the Board of Directors. The cashless warrants vest over a 12-month period and hold an exercise price of $0.45 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.59 per share, or $1,338,644, which was calculated using the Black-Scholes model.

On August 11, 2023, the Company issued 1,000,000 cashless warrants to new members of the Board of Directors. The cashless warrants vest over a 12-month period and hold an exercise price of $0.45 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.18 per share, or $180,691 which was calculated using the Black-Scholes model.

Employment Agreements

On July 1, 2019, the Company entered into an employment agreement with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company will compensate the Chief Executive Officer a base salary of $393,000 per annum, annual increases of 10% and a quarterly bonus based on whether the Company achieves a net profit. He will be issued common stock of the Company sufficient to provide a 10% ownership position only upon a reverse split, which shares are to be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. The Chief Executive Officers base salary has been deferred and accrued by the Company.

Report on Repricing of Options

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2023, and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all our executive officers and directors act as a group.

As of June 30, 2023, we had a total of 88,699,139 shares of common stock issued and outstanding. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Brian Bonar, Principal Executive Officer and Director	Common Shares	6,022,093	6.79
Anuradha Biswas, Director	Common Shares	1,430,435	1.61
All officers and Directors as a group	Common Shares	7,452,528	8.40

Item 13. Certain Relationships, Related Transactions and Director Independence

Notes Payable – Related Parties

	June 30, 2023
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$1,380,672	$3,038
Related entity 2	126,864	–
Related entity 3	105,000	–
Related entity 4	50,074	–
Related entity 5	–	–
Related entity 6	237,473	11,144
	$1,900,083	$14,182

	June 30, 2022
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$8,261,310	$120,050
Related entity 2	8,213,976	106,951
Related entity 3	453,052	11,072
Related entity 4	1,512,924	123,996
Related entity 5	366,800	786
	$18,808,062	$362,855

All notes dated December 31, 2022, and prior are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020, to December 30, 2022. All notes dated after December 31, 2022, are unsecured, bear interest at 8% per annum, and are due 1095 days from the date of issuance.

Convertible Note Payable – Related Parties

On June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 360 days from the date of issuance. On June 30, 2019, the Company issued a note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of June 30, 2023, the principal balance was $0 and the accrued interest was $0.

Related Party Transactions

As of June 30, 2023, and 2022, the Company owed $547,949 and $414,073, respectively to related parties for reimbursement of various operating expenses, accrued salaries, management fees, etc. which has been recorded in accounts payable and accrued liabilities – related parties. As of June 30, 2023, and 2022, this amount includes $0 and $0 of management fees, which consists of accounting and administrative services to Trucept Inc., a related party company controlled by the Chief Executive Officer of the Company. The management fee agreement calls for monthly payments of $35,000. The agreement is ongoing until terminated by either party.

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based on performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split, which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. As of June 30, 2023, and 2022, the Company had $0 and $0, accrued within accounts payable and accrued liabilities – related parties, respectively.

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Year Ended
	June 30,
	2023	2022
Dalrada Health	$76,912	$75,324
Dalrada Energy Services	45,968	1,261,774
Solas	–	56,240
Dalrada Energy Services	–	6,000
Ignite	396	3,718
Prakat	25,000	–
Bothof Brothers	2,134,470	–
	$2,282,746	$1,403,056

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

Item 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Macias Gini & O’Connell LLP (“MGO”) and dbbmckennon, for the years ended June 30, 2023, and 2022.

	For the Year Ended June 30,
	2023	2022
Audit Fees - dbbmckennon	$114,414	$131,050
Audit Fees - MGO	132,213	–
Audit-Related Fees - dbbmckennon	22,010	3,898
Audit-Related Fees - MGO	100,000	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$236,424	$134,948

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and “Audit-Related Fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Item 15. Exhibits

The financial statement schedules are omitted because they are inapplicable, or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: October 19, 2023	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	October 19, 2023
Brian Bonar	and Director

