Form 10-Q
period 2023-09-30
DALRADA FINANCIAL CORP
filed 2023-11-14
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the registrant’s outstanding stock consisted of 89,933,776 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements.

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets

	September 30,	June 30,
	2023	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$335,653	$812,806
Accounts receivable, net	4,688,826	4,453,104
Accounts receivable, net - related parties	1,185,305	752,348
Other receivables	758,236	376,604
Inventories	2,264,712	2,078,692
Prepaid expenses and other current assets	966,421	1,343,491
Total current assets	10,199,153	9,817,045
Long-term receivables	19,893	41,722
Long-term receivables - related parties	1,164,756	1,173,893
Property and equipment, net	1,504,483	1,476,082
Goodwill	3,803,147	3,803,147
Intangible assets, net	3,749,194	3,858,086
Right-of-use asset, net	2,886,281	2,771,854
Right-of-use asset, net - related party	2,094,373	2,227,286
Total assets	$25,421,280	$25,169,115

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,593,796	$5,178,897
Accrued liabilities	1,032,555	1,084,008
Accounts payable and accrued liabilities – related parties	2,778,553	547,949
Deferred revenue	805,184	1,337,259
Notes payable, current portion	439,562	439,562
Notes payable, current portion – related parties	–	251,605
Right-of-use liability	764,432	660,394
Right-of-use liability - related party	527,998	519,791
Total current liabilities	11,942,080	10,019,465
Long-term payables	33,893	48,888
Notes payable	1,908,014	1,011,395
Notes payable – related parties	3,113,679	1,648,478
Contingent consideration	3,961,584	4,285,389
Right-of-use liability	2,181,600	2,160,834
Right-of-use liability - related party	1,605,133	1,741,830
Total liabilities	24,745,983	20,916,279

Commitments and contingencies (Note 14)

Stockholders' equity:
Series I preferred stock, $0.01 par value, 100,000 shares authorized, 35,108 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	351	351
Series H preferred stock, $0.01 par value, 15,002 shares authorized, issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	150	150
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 shares issued and outstanding as of both September 30, 2023 and June 30, 2023, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding as of both September 30, 2023 and June 30, 2023, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 89,433,776 and 88,699,139 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	444,651	443,478
Common stock to be issued	155,425	192,925
Additional paid-in capital	146,463,538	145,251,822
Accumulated deficit	(146,545,251)	(141,729,009)
Accumulated other comprehensive loss	34,360	(50,848)
Total Dalrada Financial Corp's stockholders' equity	553,374	4,109,019
Noncontrolling interests	121,923	143,817
Total stockholders' equity	675,297	4,252,836
Total liabilities and stockholders' equity	$25,421,280	$25,169,115

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,
	2023	2022
Revenues	$4,121,626	$4,172,249
Revenues - related party	896,454	85,518
Total revenues	5,018,080	4,257,767
Cost of revenues	4,047,222	2,356,328
Gross profit	970,858	1,901,439

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $1,109,642 and $467,517, respectively)	6,042,654	4,857,617
Total operating expenses	6,042,654	4,857,617
Loss from operations	(5,071,796)	(2,956,178)

Other income (expense):
Interest expense	(113,193)	(672,127)
Interest income	19,243	19,069
Other income	334,380	338,077
Gain on expiration of accrued tax liability	–	53,266
Gain (loss) on foreign exchange	(6,770)	47,717
Total other income (expense), net	233,660	(213,998)
Net loss	(4,838,136)	(3,170,176)

Other comprehensive loss
Foreign currency translation	85,208	63,762
Comprehensive loss	$(4,752,928)	$(3,106,414)

Net income (loss) attributable to noncontrolling interests	(21,894)	447,613
Net loss attributable to Dalrada Financial Corporation stockholders	$(4,816,242)	$(3,617,789)

Net loss per common share to Dalrada stockholders - basic	$(0.05)	$(0.05)
Net loss per common share to Dalrada stockholders - diluted	$(0.05)	$(0.05)

Weighted average common shares outstanding — basic	89,120,328	72,217,851
Weighted average common shares outstanding — diluted	89,120,328	72,217,851

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock
	Series I		Series H		Series G		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2022	–	$–	–	$–	10,002	$100	5,000	$50	72,174,620	$360,855
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	–	–	–	–	–	–	6,813,021	34,065
Common stock issues pursuant to acquisitions	–	–	–	–	–	–	–	–	833,333	4,167
Stock based compensation	–	–	–	–	–	–	–	–	500,000	2,500
Net income (loss)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2022	–	$–	–	$–	10,002	$100	5,000	$50	80,320,974	$401,587

Balance at June 30, 2023	35,108	351	15,022	150	10,002	100	5,000	50	88,699,139	443,478
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	234,637	1,173
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–	500,000	–
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2023	35,108	$351	15,022	$150	10,002	$100	5,000	$50	89,433,776	$444,651

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

(continued)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(continued)

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Dalrada Financial Corp's Stockholders'	Noncontrolling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2022	$1,066,925	–	$104,627,032	$(121,436,490)	$(50,673)	$(15,432,201)	$479,019	$(14,953,182)
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	1,077,332	–	–	1,111,397	–	1,111,397
Common stock issues pursuant to acquisitions	(175,000)	–	343,183	–	–	172,350	–	172,350
Stock based compensation	(175,000)	–	640,017	–	–	467,517	–	467,517
Net income (loss)	–	–	–	(3,617,789)	–	(3,617,789)	447,613	(3,170,176)
Foreign currency translation	–	–	–	–	63,762	63,762	–	63,762
Balance at September 30, 2022	$716,925	–	$106,687,564	$(125,054,279)	$13,089	$(17,234,964)	$926,632	$(16,308,332)

Balance at June 30, 2023	192,925	–	145,251,822	(141,729,009)	(50,848)	4,109,019	143,817	4,252,836
Common stock issued pursuant to acquisitions	(37,500)	–	36,596	–	–	269	–	269
Common stock issued pursuant to debt agreement	–	–	60,000	–	–	60,000	–	60,000
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,478	–	–	5,478	–	5,478
Stock-based compensation	–	–	1,109,642	–	–	1,109,642	–	1,109,642
Net income (loss)	–	–	–	(4,816,242)	–	(4,816,242)	(21,894)	(4,838,136)
Foreign currency translation	–	–	–	–	85,208	85,208	–	85,208
Balance at September 30, 2023	$155,425	–	$146,463,538	$(146,545,251)	$34,360	$553,374	$121,923	$675,297

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,838,136)	$(3,170,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,958	126,753
Stock compensation	1,109,642	467,517
Stock consideration issued to vendor	60,000	–
Amortization of debt discount	–	452,865
Change in fair value of contingent consideration	(323,805)	(341,983)
Bad debt expense	4,000	49,659
Gain on expiration of accrued tax liability	–	(53,266)
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	(672,410)	278,181
Other receivables	(381,632)	(263,646)
Inventories	(186,020)	(22,700)
Prepaid expenses and other current assets	391,870	156,307
Long-term receivables	30,966	9,225
Accounts payable	414,899	(236,432)
Long-term payables	(14,995)	(37,695)
Accounts payable and accrued liabilities - related parties	3,053,344	5,849
Accrued liabilities	(51,453)	1,360,199
Accrued payroll taxes, penalties and interest	–	35,242
Deferred revenue	(532,075)	(24,700)
Right of use assets and liabilities, net	–	1,125
Net cash used in operating activities	(1,756,847)	(1,207,676)
Cash flows from investing activities:
Purchase of property and equipment	(98,467)	(341,538)
Purchase of intangibles	–	(88,000)
Net cash used in investing activities	(98,467)	(429,538)
Cash flows from financing activities:
Proceeds from related party notes payable	819,780	3,680,279
Repayments of related party notes payable	(428,924)	(752,256)
Repayments of convertible note payable	–	(240,000)
Net proceeds (repayments) from notes payable	902,097	(46,239)
Net cash provided by financing activities	1,292,953	2,641,784
Net change in cash and cash equivalents	(562,361)	1,004,570
Effect of exchange rate changes on cash	85,208	63,762
Cash and cash equivalents at beginning of period	812,806	772,062
Cash and cash equivalents at end of period	$335,653	$1,840,394

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,696	$29,766

Supplemental disclosure of non-cash investing and financing activities:
Conversion of accounts payable-related parties to note payable-related parties	$822,740	$–
Common stock issued pursuant to prior year business combination	$269	$–
Conversion of convertible note payable, accrued interest and premium into common stock	$–	$1,111,397
Increase (Decrease) in right-of-use asset and liability	$(18,486)	$1,318,284

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

Dalrada has five business divisions: Genefic, Dalrada Climate Technology, Dalrada Precision Manufacturing, Dalrada Technologies and Dalrada Corporate. Within each of these divisions, the Company drives transformative innovation while creating solutions that are sustainable, accessible, and affordable. Dalrada’s global solutions directly address climate change, gaps in the health care industry, and technology needs that facilitate a new era of human behavior and interaction and ensure a bright future for the world around us.

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

Genefic Diagnostics- Genefic Diagnostics (formerly Empower Genomics) is Dalrada’s wholly owned diagnostic laboratory subsidiary which processes molecular diagnostic and antibody tests to support the diagnosis of COVID-19 and the detection of immune response to the virus. Genefic Diagnostics has built up and maintained the testing capacity to handle surges in COVID-19 testing demands. Genefic Diagnostics also offers genetic testing capabilities including Pharmacogenomics, Nutraceutical, Nutrition/Diet DNA and Exercise/Fitness DNA tests.

Pala Diagnostics (“Pala”)- Pala was a joint venture diagnostic laboratory entity which processed both molecular diagnostic and antibody tests to support the diagnosis of COVID-19 and the detection of immune response to the virus and is no longer an operational entity as of June 30, 2023.

Genefic Wellness Group (“Genefic Wellness”)- Genefic Wellness (formerly Solas Corp.) manages and oversees wellness clinics throughout Southern California including the Sòlas Rejuvenation + Wellness clinics (“Sòlas”). Through advanced medical techniques and modern technology, Sòlas delivers a clinical experience that helps men and woman live their best life, whether it’s through simple cosmetic procedures, pain-reducing practices, or anti-aging therapies. Through its three locations, Sòlas prides itself on its dedicated service-focused, health-first approach. Its wellness & rejuvenation clinics deliver with a focus on regenerative therapies, IV and injection services, cosmetic enhancements amongst a myriad of additional health centric services.

Achieve Wellness- Achieve Wellness is a full-service consulting company which helps businesses incorporate effective weight loss and wellness programs. Achieve Wellness’ services include the integration of cutting-edge technologies, products, and services specific to weight loss strategies.

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

Genefic Specialty Pharmacy (“Genefic Pharmacy”)- Genefic Pharmacy (formerly Watson Rx Solutions) is an Alabama-based pharmacy with more than 30 years of experience in the retail medical and pharmaceutical industries. Genefic Pharmacy specializes in providing expert care and managing disease states through comprehensive prescription management, education, nursing, and total health solutions. Genefic Pharmacy maintains pharmacy licenses in all 50 States including Washington D.C.

Dalrada Climate Technology (formerly Dalrada Energy Services)

Dalrada Climate Technology (“DCT”) is a segment which incapsulates energy services and state-of-the-art technology within the climate sustainability space. DCT employs next-generation technology and services which enhances clean energy efforts while reducing the world’s carbon footprint. As a premier industrial heat pump manufacturer, Dalrada delivers innovation and efficiency, building solutions that reduce energy consumption and minimize carbon footprints, increase operational efficiencies, meet environmental, social, and governance (ESG) goals, and lower energy costs for clients.

Likido Ltd. (“Likido”)- Likido is an international engineering company developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and expected enhancement of quality of life through the provision of low-carbon heating and cooling systems. Likido’s products currently include the DCT One Series Heat Pumps (formerly Likido®ONE) and DCT Cryo Chiller.

During the prior year, the U.S. Government selected DCT One Series high-performance, low-carbon heat pump for real-world testing in a prestigious clean energy program. The implementation of the DCT One Series testing is still in process. The expected positive results should not only increase market acceleration and adoption within the federal government acceptance of groundbreaking eco-friendly technology but should also accelerate adoption within the commercial building industry.

Dalrada Technology Limited (“DTL”)- DTL is a holding company for all European based Dalrada Precision entities.

Dalrada Technology Spain L.T. (“DTS”)- DTS was established as a Spanish subsidiary of DTL for the expansion of the manufacturing and sale of the DCT One Series and DCT Cryo Chiller throughout Europe.

Dalrada Energy Services (“DES”)- DES provides end-to-end comprehensive energy service solutions in a robust commercial capacity. DES helps organizations meet ESG goals and standards while mitigating negative environmental impacts.

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

Deposition Technologies (“DepTec”)- DepTec designs, develops, manufactures, and services chemical vapor and physical vapor deposition systems for the microchip and semiconductor industries.

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

Liquidity and Going Concern

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, its ability to identify future investment opportunities, obtain the necessary debt or equity financing, and generate profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”),. Accordingly, certain information and disclosures required by US GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, balances are expressed in U.S. dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2023 (the "2023 Annual Audited Financials"), included in the Company’s Annual Report on Form 10-K filed with the SEC on October 19, 2023 (the "Form 10-K").  The results of operations as of and for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the 2024 full year or any future periods. The accompanying consolidated balance sheet as of June 30, 2023 has been derived from the audited consolidated balance sheet as of June 30, 2023 contained in the 2023 Annual Audited Financials included in the Form 10-K.

(b)	Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.

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

The preparation of these unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the revenue, valuation of inventory, valuation of acquired assets and liabilities, variables used in the computation of share-based compensation, litigation, contingent consideration, and evaluation of goodwill and intangible assets for impairment.

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

(d)	Concentrations of Credit Risk

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

During the three months ended September 30, 2023 and September 30, 2022, healthcare insurers and government payers accounted for over 24% and 38% of total revenues, respectively. Also, healthcare insurers and government payers amounted to total revenues of $1,218,109 and $1,620,281 for the quarter ended September 30, 2023 and September 30, 2022, respectively. The accounts receivable related to both healthcare insurers and government payers is $2,721,810 and $1,499,415 as of September 30, 2023 and June 30, 2023, respectively.

As of September 30, 2023 and June 30, 2023, $592,357 and $829,239 is owed by customers from the sale of Likido units, respectively.

(e)	Fair Value Measurements

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

	Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$–	$–	$3,961,584	$3,961,584
	$–	$–	$3,961,584	$3,961,584

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$–	$–	$4,285,389	$4,285,389
	$–	$–	$4,285,389	$4,285,389

The Company records a contingent consideration liability relating to stock price guarantees included in its acquisition and consulting agreements. The estimated fair value of the contingent consideration is recorded using a significant observable measure and is therefore classified as a Level 3 financial instrument.

The fair value of the contingent consideration liability related to the Company’s business combinations is valued based on a forward contract and the guaranteed equity value at settlement as defined in the acquisition agreement (see “Note 4. Business Combinations and Asset Acquisition). The fair value of the contingent consideration is then calculated based on the guaranteed equity value at settlement as defined in the acquisition agreement. (See “Note 13. Commitments and Contingencies”).

(f)	Convertible Instruments

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

(g)	Accounts Receivable

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of the quarter ended September 30, 2023, and year ended June 30, 2023, the Company had an allowance of doubtful accounts $2,430,615.

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

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of the quarter ended September 30, 2023, and year ended June 30 2023, inventory is comprised of raw materials purchased from suppliers, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated selling price in the ordinary course of business, less estimated costs to sell.

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

.

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

(k)	Contingent Consideration

Certain acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. The fair value of the contingent consideration decreased by $323,805 to a balance of $3,961,584 during the quarter ended September 30, 2023.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of June 30, 2023, there were quantitative factors that indicated goodwill was impaired in the amounts $433,556. During the quarter ended September 30, 2023, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of the qualitative impairment assessment performed, the Company did not recognize goodwill impairment.

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of the quarter ended September 30, 2023, or the year ended June 30, 2023.

Net revenues from COVID-19 testing accounted for over 24% and 34% of the Company’s total net revenues for the three months ended September 30, 2023 and year ended June 30, 2023, respectively, and primarily comprised of a high volume of relatively low-dollar transactions. Pala and Empower, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Pala and Empower do not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

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

The Company also earns service revenue from its other subsidiaries, including information technology and consulting services via Prakat, educational programs, and courses via IHG, management services for Genefic Wellness Group, and custom parts manufacturing for Dalrada Precision Parts. For Prakat, Genefic Wellness Group and Dalrada Precision Parts, revenues are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project or product, which represents transfer of control to the customer. For IHG, revenues are recognized over the course of a semester while services are performed.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended
	September 30,
	2023	2022
Product sales - third parties	$3,047,711	$996,479
Product sales - related party	140	64,423
Service revenue - third parties	1,073,915	3,175,770
Service revenue - related party	896,314	21,095
Total revenue	$5,018,080	$4,257,767

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30,	June 30,
	2023	2023
Accounts receivable, net	$4,688,826	$4,453,104
Accounts receivable, net - related parties	1,185,305	752,348
Long-term receivables	19,893	41,722
Long-term receivables - related parties	1,164,756	1,173,893
Deferred revenue	805,184	1,337,259

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended
	September 30,
	2023	2022
Product sales	$2,117,136	$775,077
Service revenue	1,930,086	1,581,251
Total cost of revenue	$4,047,222	$2,356,328

(o)	Advertising

Advertising costs are expensed as incurred. During the three months ended September 30, 2023 and 2022, advertising expenses were approximately $40,524 and $109,000, respectively.

(p)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended September 30, 2023, and 2022, stock-based compensation expense was $1,109,642 and $467,517, respectively.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. During the three months ended September 30, 2023, and 2022, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

As of September 30, 2023, and 2022, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

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

The weighted average number of common stock equivalents related to cashless warrants of 61,312,134 and 14,225,000, was not included in diluted loss per share, because the effects are antidilutive, for the three months ended September 30, 2023 and 2022, respectively.

There were no adjustments to the numerator during the three months ended September 30, 2023 and 2022.

(u)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company had a full valuation allowance at September 30, and June 30, 2023

(v)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited interim condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Pursuant to the JV agreement, Dalrada issued 250,000 shares of common stock to Vivera in October 2021. The fair value of $58,560 was recorded to goodwill as of September 30, 2023. The fair value was recorded as a loss on impairment in full for the fiscal year ending June 30, 2023.

In December 2021, Dalrada Health filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509, accounted for as an unauthorized distribution. In addition to filing a cross-complaint against Dalrada Health Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics (a subsidiary of Dalrada Financial Corporation), Dalrada Financial Corporation’s officers, and other unrelated parties. See Note 13 for legal proceedings.)

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

The Company entered into a 36-month employment agreement with the selling shareholder for $30,000 monthly and additionally issued 3,000,000 cashless warrants, at a strike price of $0.15 per share, to equal $450,000, which vest quarterly over a period of 24 months (the “Warrant Consideration”).

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

The value of the Warrant Consideration to the selling shareholder is $3,482,550. The Company records the value as stock-based compensation on a straight-line basis over the vesting period of 24-months.

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

The Bothof transaction was accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed.

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

The value of the Warrant Consideration to the selling shareholder is $68,975. The value was calculated using the Black-Scholes model. The Company recorded a liability for the warrants at the acquisition date as the warrants are not contingent on employment of the sellers.

The Company acquired DTL as a holding company for its European operations, including Likido Ltd. and DepTec. DTL will also be utilized to pursue certain European grants and other governmental funding opportunities. The two sellers of DTL are related parties to the Chairman and CEO of the Company.

The DTL transaction was accounted for as an asset acquisition in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed.

The Company has made a preliminary allocation of the purchase price regarding the asset acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$9,108
Deposits	13,536
Prepaids	24,666
Furniture and Fixtures	64,533
Trade name	206,336
Loan Payable	(249,204)
Purchase price consideration	$68,975

Trade name is amortized on a straight-line basis over two years.

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of September 30, 2023 and June 30, 2023:

	September 30,	June 30,
	2023	2023
Raw materials	$993,671	$658,175
Work-in-progress	439,832	708,007
Finished goods	831,209	712,510
	$2,264,712	$2,078,692

Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2023 and June 30, 2023:

	September 30	June 30,
	2023	2023
Machinery and equipment	$1,834,202	$1,448,556
Leasehold improvements	218,024	208,689
Computer and office equipment	379,261	426,162
Construction in progress	–	249,613
	2,431,487	2,333,020
Less: Accumulated depreciation	(927,004)	(856,938)
	$1,504,483	$1,476,082

Depreciation expense of $70,066 and $43,659 for the three months ended, September 30, 2023, and 2022, respectively, were included in selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Intangible Assets, Net

Intangible assets, net consisted of the following as of September 30, 2023:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2023	$693,385	$1,064,000	$1,244,480	$535,547	$813,479	$4,350,891
Additions	–	–	–	–	–	–
Balance: September 30, 2023	693,385	1,064,000	1,244,480	535,547	813,479	4,350,891

Less: Accumulated amortization
Balance: June 30, 2023	(172,230)	(55,378)	(153,770)	(54,595)	(56,832)	(492,805)
Additions	(17,335)	(12,779)	(30,754)	(29,058)	(18,966)	(108,892)
Balance: September 30, 2023	(189,565)	(68,157)	(184,524)	(83,653)	(75,798)	(601,697)

Net book value: September 30, 2023	$503,820	$995,843	$1,059,956	$451,894	$737,681	$3,749,194

Amortization expense of $108,892 and $83,093 for the three months ended, September 30, 2023, and 2022, respectively, were included in selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

6.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on September 30, 2023 and June 30, 2023:

	September 30, 2023
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$1,673,372	$39,096
Related entity 2	1,068,780	2,336
Related entity 3	105,000	2,100
Related entity 4	139,875	–
Related entity 5	126,652	–
Related entity 6	–	–
	$3,113,679	$43,532

	June 30, 2023
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$1,380,672	$3,038
Related entity 2	126,864	–
Related entity 3	105,000	–
Related entity 4	50,074	–
Related entity 5	–	–
Related entity 6	237,473	11,144
	$1,900,083	$14,182

The following is a summary of current and long-term notes payable – related parties as of September 30, 2023 and June 30, 2023:

	September 30, 2023
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$1,673,372	$1,673,372
Related entity 2	–	1,068,780	1,068,780
Related entity 3	–	105,000	105,000
Related entity 4	–	139,875	139,875
Related entity 5	–	126,652	126,652
Related entity 6	–	–	–
	$–	$3,113,679	$3,113,679

	June 30, 2023
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$1,380,672	$1,380,672
Related entity 2	–	126,864	126,864
Related entity 3	–	105,000	105,000
Related entity 4	14,132	35,942	50,074
Related entity 5	–	–	–
Related entity 6	237,473	–	237,473
	$251,605	$1,648,478	$1,900,083

All notes dated December 31, 2022, and prior are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020, to December 30, 2022. All notes dated after December 31, 2022, are unsecured, bear interest at 8% per annum, and are due 1095 days from the date of issuance. Each related party has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The Company has not received any notices of default or demands for payment. All notes are unsecured and those which are past-due are due on demand. As of September 30, 2023 and June 30, 2023, total accrued interest for Notes Payable-Related Parties was $64,904 and $14,182, respectively. The Company recorded interest expense from Notes Payable-Related Party for the three months ending September 30, 2023, and 2022, of $61,867 and $142,415, respectively.

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

Notes Payable

	September 30,	June 30,
	2023	2023
Current portion	$439,562	$439,562
Long-term portion	1,908,014	1,011,395
Total	$2,347,576	$1,450,957

Pacific Stem and IHG’s Economic Injury Disaster Loans (“EIDL”) loans, dated June 7, 2020 and May 10, 2020, respectively, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loans attach collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The balance of Pacific Stem’s EIDL is $149,900 as of September 30, 2023 and June 30, 2023, respectively. The balance of IHG’s EIDL is $145,614 and $147,807 as of September 30 ,2023 and June 30, 2023, respectively. The EIDL loans are technically in default as a result of a change in ownership without the Small Business Administration (“SBA”) prior written consent. The Company has contacted the SBA regarding the transfer of ownership documentation and has not yet finalized the transfer of ownership of the EIDL loans.

Likido’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $32,504 and $36,475 as of September 30, 2023 and June 30, 2023, respectively.

Watson has a loan totaling $136,708 and $320,709 as of September 30, 2023 and June 30, 2023, respectively, which includes an interest rate of 5% with a maturity date of April 29, 2025. The loan is collateralized by personal property and includes monthly payments in the amount of $2,656, with a balloon payment at the maturity date in the amount of $336,898. Watson renewed a loan on June 26, 2023, for $176,836, which includes an interest rate equal to the Wall Street Journal Prime Rate, or X.X% and 8.25% as of September 30, 2023 and June 30, 2023, respectively, and has a maturity date of June 26, 2024. The loan is collateralized by the accounts receivable of Watson and includes four payments of $46,838.

On July 25, 2023, Genefic Inc. entered into an agreement with OnPoint LTB, LLC, for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan, with interest only for 6 months, then amortizing over 18 months down to 50%, with the remaining 50% of the balance due at the end of term. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. Genefic borrowed the first installment of $1,200,000 at the time of closing. As part of the loan origination fee, the Company issued 500,000 shares of its common stock. The transaction includes a debt discount of $80,000 which is amortized using an effective interest method over a 24-month period. The net balance of the loan is $1,129,734 as of September 30, 2023.

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

The Company analyzed the conversion feature of the warrants and determined they did not need to be bifurcated under ASC 815. Based on adoption of ASU-2020-06, the debt was accounted for as traditional convertible debt with no portion of the proceeds attributed to the conversion feature. The warrants issued with the debt were accounted for as a debt discount and amortized as interest expense over the life of the note. The warrants were valued using the Monte Carlo model and the Company recognized $1,427,495 as a debt discount. Key variables used in the valuation are as follows:

Volatility	Risk Free Rate	Stock Price	Term Remaining (Yrs)
225.50%	1.16%	$0.59	0.0

In connection with the Debenture, the Company incurred $120,000 in issuance costs. Furthermore, the Company issued 192,000 shares of common stock to the Buyer and broker at a fair value of $115,200. Both the issuance costs and fair value of common stock were recorded as a debt discount.

The total debt discounts related to the convertible notes were $1,659,442 and amortized using a straight-line method over a fifteen-month period. During the three months ended year ended September 30, 2023, and 2022, the Company amortized $0 and $332,865 of debt discount, incurred interest expense of $0 and $25,199, and accrued interest of $0 and $13,226, respectively.

The total redemption premiums related to the convertible notes were $600,000 and amortized using a straight-line method over a 10-month period, starting in May 2022. During the three months ended year ended September 30, 2023, and 2022, the Company paid redemption premiums related to cash of $0 and $40,000, and stock of $0 and $140,000, respectively. In addition, the Company recorded accretion of $0 and $180,000 related to interest expense, respectively.

During the three months ended year ended September 30, 2023, and 2022, the Company redeemed cash $0 and $200,000, and debentures of $0 and $900,000, respectively.

The net balance of the convertible note was $0 as of June 30, 2023.

7.	Convertible Note Payable – Related Parties

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

8.	Related Party Transactions

During the three months ended September 30, 2023 and 2022, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $390,856 and $2,928,023 respectively. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

During the three months ended September 30, 2023 and 2022, the Company’s Bothof Brothers subsidiary recognized revenue for construction services totaling $876,626 and $0, respectively, from corporations owned and/or operated by a related party who has a familial relationship with the Company’s CEO.

As of September 30, 2023 and June 30, 2023 amounts included within accounts payable and accrued liabilities – related parties for related party expenses was $2,778,553 and 547,949, respectively.

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended
	September 30
	2023	2022
Dalrada Health	$–	$64,423
Dalrada Energy Services	4,688	21,095
Ignite	140	–
Prakat	15,000	–
Bothof Brothers	876,626	–
	$896,454	$85,518

See Notes 6,7, 8,9,10, and 11 for additional related party transactions.

9.	Preferred Stock

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

There were various related party debt convertible notes that occurred during 2023 and 2022 (see “Note 7. Convertible Note Payable – Related Parties” for more information).

10.	Stockholders’ Equity

Common Stock Transactions – Fiscal 2024

In July 2023, the Company issued 500,000 shares of common stock pursuant to a loan agreement.

In July 2023, the Company issued 109,637 shares of common stock pursuant to the Stock Purchase Agreement with Prakat Solutions Inc.

In September 2023, the Company issued 125,000 shares of common stock related to the acquisition of Watson.

Common Stock Transactions – Fiscal 2023

In July 2022, November 2022, December 2022, March 2023 and June 2023, the Company issued a total of 1,999,998 shares of common stock related to the acquisition of DepTec (SSCe).

In July 2022, the Company issued 500,000 shares of common stock pursuant to a consulting agreement for management services.

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

In April 2023, the Company issued 2,000,000 shares of common stock pursuant to a consulting agreement for management services to increase the investment community's awareness of the Company.

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

On September 6, 2023, the Company authorized and issued 15,861,000 cashless warrants to various officers, employees, and consultants of the Company. A total of 6,000,000 cashless warrants vest over a 24-month period and hold an exercise price of $0.10 per share. A total of 4,200,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.12 per share. A total of 5,161,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.17 per share. A total of 500,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.12 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.08 per share, or $2,064,699, which was calculated using the Black-Scholes model.

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2022	12,025,000	–	8.82
Granted	33,426,134	$0.29
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2023	45,451,134	$0.33	8.83
Granted	15,861,000	$0.13
Exercised	–	–
Forfeited	–	–
Outstanding - September 30, 2023	61,312,134	$0.28	8.89
Exercisable - September 30, 2023	28,415,839	$0.36	8.37

During the three months ended September 30, 2023 and 2022, stock-based compensation was $1,109,642 and $467,517, respectively. Total unrecognized compensation cost of non-vested options was $5,318,203 on September 30, 2023, which will be recognized through fiscal year ending June 30, 2027.

12.	Segment Reporting

Segment information for the three ended September 30, 2023, and 2022 is as follows:

	Three Months Ended September 30, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,852,147	$1,213,344	$1,542,589	$410,000	$–	$5,018,080
Income (Loss) from Operations	(1,231,074)	(1,261,262)	313,990	(28,765)	(2,864,685)	(5,071,796)

	Three Months Ended September 30, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,420,724	$21,095	$1,140,234	$675,714	$–	$4,257,767
Income (Loss) from Operations	(56,052)	(199,562)	(649,764)	30,104	(2,080,904)	(2,956,178)

Geographic Information

The following table presents revenue by country:

	Three Months Ended
	September 30,
	2023	2022
United States	$4,006,005	$3,710,120
Scotland	733,343	73,738
India	278,732	473,909
	$5,018,080	$4,257,767

The following table presents inventories by country:

	September 30,	June 30,
	2023	2023
United States	$578,059	$584,330
Scotland	1,686,653	1,494,362
	$2,264,712	$2,078,692

The following table presents property and equipment, net, by country:

	September 30,	June 30,
	2023	2023
United States	$1,316,070	$1,284,834
Scotland	176,640	182,657
Spain	5,281	–
India	6,492	8,591
	$1,504,483	$1,476,082

13.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the three months ended September 30, 2023, management determined that there were no variable lease costs.

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

In July, 2023, Bothof Brothers entered into a 3-year lease agreement to lease a warehouse in Escondido, California. The Company recognized a right-of-use asset and liability of $342,211 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $39,366. The lease agreement matures in February 2026.

The following are the expected maturities of lease liabilities for operating leases as of September 30, 2023, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
Remainder 2024	$1,142,066
2025	1,432,190
2026	1,345,662
2027	1,227,563
2028	428,638
Thereafter	32,627
Total lease payments	5,608,746
Less: imputed interest	(529,583)
Present value of lease liability	$5,079,163

Other information related to operating leases as of September 30 and June 30, 2023, respectively, were as follows:

	September 30, 2023	June 30, 2023
Weighted average remaining lease term - years	3.78	4.09
Weighted average discount rate	6.82%	6.74%

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

14.	Subsequent Events

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

On November 3, 2023, the Company cancelled the Marketing and Sales Agreement with Pando Infrastructure Inc. As a result of the cancellation, all the Intellectual Property, “know-how” and Confidential Information will revert back to the ownership of the Company.

On October 27, 2023, the Company entered into a manufacturing agreement with an outsourced manufacturer (the “Agreement”) for the purchase of “Commercial CO@ Heat Pumps” for heating and cooling with an initial quantity of 3,000 units over a period of two years. The Agreement is contingent upon the Company closing a convertible financing round with an affiliate of the outsourced manufacturer, by November 15, 2023, or the contract is null and void.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of Dalrada Financial Corporation for the Three months ended September 30, 2023, and 2022.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $4,838,136 during the three months ended September 30, 2023. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,852,147	$1,213,344	$1,542,589	$410,000	$–	$5,018,080
Income (Loss) from Operations	(1,231,074)	(1,261,262)	313,990	(28,765)	(2,864,685)	(5,071,796)

	Three Months Ended September 30, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,420,724	$21,095	$1,140,234	$675,714	$–	$4,257,767
Income (Loss) from Operations	(56,052)	(199,562)	(649,764)	30,104	(2,080,904)	(2,956,178)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended September 30, 2023, was $1,852,147 compared with revenue of $2,420,724 during the three months ended September 30, 2022, a decrease of $588,577, or 24%. The decrease in revenues was primarily attributable to the decline in COVID-19 testing in Empower Genomics and Pala Diagnostics. Additionally, Genefic Wellness Group (formerly Solas Corp.) moved to a cash-basis type accounting and sales was reduced during the three months ended September 30, 2023. Alternatively, the revenue for Genefic Specialty Pharmacy (formerly Watson) materially rose from $95,117 To $1,494,562.

Dalrada Climate Technology:

Revenues for the three months ended September 30, 2023, was $1,213,344 which includes revenues related to Bothof Brothers in the amount of $1,039,348 compared with revenue of $21,095 during the three months ended September 30, 2022, an increase of $1,192,249, or 5,652%. The increase in revenue was primarily attributable to the addition Bothof Brothers Construction during fiscal year 2023, as a new subsidiary of the segment, which generated $1,039,348 in revenue. Dalrada Energy Services also generated $173,996 of revenue during the three months ended September 30, 2023 while only $21,095 of revenue was generated during the three months ended September 30, 2022.

Dalrada Precision Manufacturing:

Revenues for the three months ended September 30, 2023, was $1,542,589 compared with revenue of $1,140,234 during the three months ended September 30, 2022, an increase of $402,355, or 35%. The increase in revenues was primarily attributable to the increased completion of the DepTec percentage of completion-based projects.

Dalrada Technologies:

Revenues for the three months ended September 30, 2023, was $410,000 compared with revenue of $675,714 during the three months ended September 30, 2022, a decrease of $265,714, or 39%. The decrease in revenue was a result of completing customer contracts while not entering into larger, new contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the three months ended September 30, 2023, was $1,799,458 compared to cost of revenues of $1,030,419 during the three months ended September 30, 2022, an increase of $769,039, or 75%. The increase in cost of revenues was primarily a result of an increase in lower margin pharmaceutical sales related to Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Cost of Revenues for the three months ended September 30, 2023, was $1,298,599; consisting of $484,780 for Dalrada Climate Technology and $813,819 for Bothof Brothers compared to cost of revenues of $0 during the three months ended September 30, 2022. The increase in cost of revenues was primarily a result of the addition of Bothof Brothers Construction to the segment and percentage of completion related to the Averett University project.

Dalrada Precision Manufacturing:

Cost of Revenues for the three months ended September 30, 2023, was $703,383 compared to cost of revenues of $881,264 during the three months ended September 30, 2022, a decrease of $177,881, or 20%. The decrease in cost of revenue is due to the increased margins for the Dalrada Precision Parts sales.

Dalrada Technologies:

Cost of Revenues for the three months ended September 30, 2023, was $245,782 compared to cost of revenues of $444,645 during the three months ended September 30, 2022, a decrease of $198,863, or 45%. The decrease in cost of revenues was primarily a result of the decrease in sales volume for the period.

Operating Expenses

Genefic:

Operating expenses for the three months ended September 30, 2023, was $1,283,763 compared to operating expenses of $1,446,357 during the three months ended September 30, 2022, a decrease of $162,594, or 11%. The decrease in operating expenses was the result of a decrease in workforce resulting in a reduction in salaries and wages.

Dalrada Climate Technology:

Operating expenses for the three months ended September 30, 2023, was $1,176,007 compared to operating expenses of $220,657 during the three months ended September 30, 2022, an increase of $955,350, or 433%. The increase in operating expenses was a result of the integration of the Bothof Brothers segment during the three months ended September 30, 2023.

Dalrada Precision Manufacturing:

Operating expenses for the three months ended September 30, 2023 was $525,216 compared to operating expenses of $908,734 during the three months ended September 30, 2022, a decrease of $383,518, or 42%. The decrease in operating expenses was a result of decreased legal and professional fees incurred.

Dalrada Technologies:

Operating expenses for the three months ended September 30, 2023 was $192,983 compared to operating expenses of $200,965 during the three months ended September 30, 2022, a decrease of $7,982, or 4%. The decrease in operating expenses was primarily attributable to the decrease in salary and wages.

Corporate:

Operating expenses for the three months ended September 30, 2023 was $2,864,685 compared to operating expenses of $2,080,904 during the three months ended September 30, 2022, an increase of $783,781, or 38%. During the three months ended September 30, 2023 and 2022, the Company recorded stock compensation expense of $1,109,642 and $467,517, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $113,193 and $672,127 for the three months ended September 30, 2023 and 2022, respectively.

Net Income (Loss)

Net loss for the three months ended September 30, 2023 was $4,838,136 compared to net loss of $3,170,176 for the three months ended September 30, 2022.

Liquidity and Capital Resources

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

As of September 30, 2023, we maintained a cash and cash equivalents balance of $335,653 with a working capital deficit of $1,742,927. The working capital deficit is primarily due to the current portion of the related party notes payable.

Working Capital

As of September 30, 2023, the Company had current assets of $10,199,153 and current liabilities $11,942,080 compared with current assets of $9,817,045 and current liabilities of $10,019,465 on June 30, 2023. The decrease in the working capital was primarily a result of increased related party loans to fund payroll and pay outstanding vendors.

Cash Flows

	Three Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(1,756,847)	$(1,207,676)
Net cash used in investing activities	(98,467)	(429,538)
Net cash provided by financing activities	1,292,953	2,641,784
Net change in cash during the period, before effects of foreign currency	$(562,361)	$1,004,570

Cash flow from Operating Activities

During the three months ended September 30, 2023, the Company used $1,756,847 of cash for operating activities compared to $1,207,676 used during the three months ended September 30, 2022. The primary increase in the use of cash for operating activities was a result of the reduction in accounts receivable related to the COVID-19 business and the purchase of inventory from the Dalrada Climate Technology Division.

Cash flow from Investing Activities

During the three months ended September 30, 2023, the Company used $98,467 of cash for investing activities compared to $429,538 used during the three months ended September 30, 2022. The increase in the use of cash for investing activities was primarily due to the purchase of equipment used primarily for the Dalrada Precision Manufacturing segment.

Cash flow from Financing Activities

During the three months ended September 30, 2023, the Company received $1,292,953 in cash from financing activities compared to $2,641,784 during the three months ended September 30, 2022. The increase was primarily due to the increase in proceeds from related party notes payable.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project. As of September 30, 2023 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023.

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

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting entities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Securities.

None.

Item 3.      Defaults Upon Senior Securities.

None noted.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None noted.

Item 6. Exhibits.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: November 14, 2023	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	November 14, 2023
Brian Bonar	and Director

