Form 10-Q
period 2023-12-31
DALRADA FINANCIAL CORP
filed 2024-02-14
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 14, 2024, the registrant’s outstanding stock consisted of 90,392,109 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements.

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets

	December 31,	June 30,
	2023	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$598,438	$812,806
Accounts receivable, net	5,488,915	4,453,104
Accounts receivable, net - related parties	928,648	752,348
Other receivables	1,240,009	376,604
Inventories	2,569,843	2,078,692
Prepaid expenses and other current assets	668,877	1,343,491
Total current assets	11,494,730	9,817,045
Long-term receivables	20,141	41,722
Long-term receivables - related parties	1,155,479	1,173,893
Property and equipment, net	1,623,011	1,476,082
Goodwill	3,803,147	3,803,147
Intangible assets, net	3,654,823	3,858,086
Right-of-use asset, net	2,714,198	2,771,854
Right-of-use asset, net - related party	1,960,494	2,227,286
Total assets	$26,426,023	$25,169,115

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,554,117	$5,178,897
Accrued liabilities	920,159	1,084,008
Accounts payable and accrued liabilities – related parties	5,029,683	547,949
Deferred revenue	938,823	1,337,259
Notes payable, current portion	439,562	439,562
Notes payable, current portion – related parties	–	251,605
Right-of-use liability	757,569	660,394
Right-of-use liability - related party	536,265	519,791
Total current liabilities	14,176,178	10,019,465
Long-term payables	33,893	48,888
Notes payable	2,414,936	1,011,395
Notes payable – related parties	4,834,971	1,648,478
Contingent consideration	4,402,394	4,285,389
Right-of-use liability	2,027,911	2,160,834
Right-of-use liability - related party	1,467,407	1,741,830
Total liabilities	29,357,690	20,916,279

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
Series I preferred stock, $0.01 par value, 100,000 shares authorized, 35,108 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	351	351
Series H preferred stock, $0.01 par value, 15,002 shares authorized, issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	150	150
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 shares issued and outstanding as of both December 31, 2023 and June 30, 2023, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding as of both December 31, 2023 and June 30, 2023, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 90,392,109 and 88,699,139 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	471,443	443,478
Common stock to be issued	128,925	192,925
Additional paid-in capital	148,335,488	145,251,822
Accumulated deficit	(151,951,449)	(141,729,009)
Accumulated other comprehensive loss	(4,666)	(50,848)
Total Dalrada Financial Corp's stockholders' equity (deficit)	(3,019,608)	4,109,019
Noncontrolling interests	87,941	143,817
Total stockholders' equity (deficit)	(2,931,667)	4,252,836
Total liabilities and stockholders' equity (deficit)	$26,426,023	$25,169,115

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenues	$5,859,240	$4,603,878	$9,980,866	$8,776,127
Revenues - related party	218,522	649,242	1,114,976	734,760
Total revenues	6,077,762	5,253,120	11,095,842	9,510,887
Cost of revenues	4,076,002	2,955,132	8,123,224	5,311,460
Gross profit	2,001,760	2,297,988	2,972,618	4,199,427

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $1,018,827 and $901,721 for the three months and $2,128,469 and $1,369,238 for the six months ended 2023 and 2022, respectively)	6,227,434	7,080,077	12,270,088	11,937,694
Total operating expenses	6,227,434	7,080,077	12,270,088	11,937,694
Loss from operations	(4,225,674)	(4,782,089)	(9,297,470)	(7,738,267)

Other income (expense):
Interest expense	(213,960)	(1,220,603)	(327,153)	(1,892,730)
Interest income	20,884	22,826	40,127	41,895
Other expense	(1,023,079)	(444,699)	(688,699)	(106,622)
Gain on expiration of accrued tax liability	–	2,037,712	–	2,090,978
Gain (loss) on foreign exchange	1,649	(95,312)	(5,121)	(47,595)
Total other income (expense), net	(1,214,506	299,924	(980,846	85,926
Net loss	(5,440,180)	(4,482,165)	(10,278,316)	(7,652,341)

Other comprehensive loss
Foreign currency translation	(39,026)	(34,129)	46,182	29,633
Comprehensive loss	$(5,479,206)	$(4,516,294)	$(10,232,134)	$(7,622,708)

Net income (loss) attributable to noncontrolling interests	$(33,982)	$(69,147)	$(55,876)	$378,466
Net loss attributable to Dalrada Financial Corporation stockholders	$(5,406,198)	$(4,413,018)	$(10,222,440)	$(8,030,807)

Net loss per common share to Dalrada stockholders – basic	$(0.06)	$(0.05)	$(0.11)	$(0.10)
Net loss per common share to Dalrada stockholders – diluted	$(0.06)	$(0.05)	$(0.11)	$(0.10)

Weighted average common shares outstanding – basic	89,962,164	84,437,801	89,120,328	80,721,783
Weighted average common shares outstanding – diluted	89,962,164	84,437,801	89,120,328	80,721,783

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock
	Series I		Series H		Series G		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2022	–	$–	–	$–	10,002	$100	5,000	$50	72,174,620	$360,855
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	–	–	–	–	–	–	6,813,021	34,065
Common stock issues pursuant to acquisitions	–	–	–	–	–	–	–	–	833,333	4,167
Stock based compensation	–	–	–	–	–	–	–	–	500,000	2,500
Net income (loss)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2022	–	–	–	–	10,002	100	5,000	50	80,320,974	401,587
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	–	–	–	–	–	–	4,161,500	20,808
Common stock issues pursuant to acquisitions	–	–	–	–	–	–	–	–	1,175,000	5,875
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at December 31, 2022	–	$–	–	$–	10,002	$100	5,000	$50	85,657,474	$428,270

Balance at June 30, 2023	35,108	351	15,022	150	10,002	100	5,000	50	88,699,139	443,478
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	234,637	1,173
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–	500,000	–
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2023	35,108	351	15,022	150	10,002	100	5,000	50	89,433,776	444,651
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	458,333	2,292
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–	500,000	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Common stock to be issued for private placement	–	–	–	–	–	–	–	–	–	24,500
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at December 31, 2023	35,108	$351	15,022	$150	20,004	$100	10,000	$50	90,392,109	$471,443

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(continued)

	Common Stock	Preferred Stock	Additional		Accumulated Other Comprehensive	Total Dalrada Financial Corp's		Total Stockholders’
	to be	to be	Paid-in	Accumulated	Income	Stockholders'	Noncontrolling	Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2022	$1,066,925	–	$104,627,032	$(121,436,490)	$(50,673)	$(15,432,201)	$479,019	$(14,953,182)
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	1,077,332	–	–	1,111,397	–	1,111,397
Common stock issues pursuant to acquisitions	(175,000)	–	343,183	–	–	172,350	–	172,350
Stock based compensation	(175,000)	–	640,017	–	–	467,517	–	467,517
Net income (loss)	–	–	–	(3,617,789)	–	(3,617,789)	447,613	(3,170,176)
Foreign currency translation	–	–	–	–	63,762	63,762	–	63,762
Balance at September 30, 2022	716,925	–	106,687,564	(125,054,279)	13,089	(17,234,964)	926,632	(16,308,332)
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	315,283	–	–	336,091	–	336,091
Common stock issues pursuant to acquisitions	(286,650)	–	356,234	–	–	75,459	–	75,459
Stock based compensation	–	–	901,721	–	–	901,721	–	901,721
Net income (loss)	–	–	–	(4,413,018)	–	(4,413,018)	(69,147)	(4,482,165)
Foreign currency translation	–	–	–	–	(34,129)	(34,129)	–	(34,129)
Balance at December 31, 2022	$430,275	$–	$108,260,802	$(129,467,297)	$(21,040)	$(20,368,840)	$857,485	$(19,511,355)

Balance at June 30, 2023	$192,925	$–	$145,251,822	$(141,729,009)	$(50,848)	$4,109,019	$143,817	$4,252,836
Common stock issued pursuant to acquisitions	(37,500)	–	36,596	–	–	269	–	269
Common stock issued pursuant to debt agreement	–	–	60,000	–	–	60,000	–	60,000
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,478	–	–	5,478	–	5,478
Stock-based compensation	–	–	1,109,642	–	–	1,109,642		1,109,642
Net income (loss)	–	–	–	(4,816,242)	–	(4,816,242)	(21,894)	(4,838,136)
Foreign currency translation	–	–	–	–	85,208	85,208	–	85,208
Balance at September 30, 2023	155,425	–	146,463,538	(146,545,251)	34,360	553,374	121,923	675,297
Common stock issued pursuant to acquisitions	(26,500)	–	94,875	–	–	70,667	–	70,667
Common stock issued pursuant to debt agreement	–	–	173,000	–	–	173,000	–	173,000
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Common stock to be issued for private placement	–	–	579,500	–	–	604,000	–	604,000
Stock-based compensation	–	–	1,018,827	–	–	1,018,827	–	1,018,827
Net income (loss)	–	–	–	(5,406,198)	–	(5,406,198)	(33,982)	(5,440,180)
Foreign currency translation	–	–	–	–	(39,026)	(39,026)	–	(39,026)
Balance at December 31, 2023	$128,925	$–	$148,335,488	$(151,951,449)	$(4,666)	$(3,019,608)	$87,941	$(2,931,667)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,278,316)	$(7,652,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355,689	348,512
Stock compensation	2,128,469	1,369,238
Stock consideration issued to vendor	233,000	–
Change in fair value of contingent consideration	117,005	108,609
Bad debt expense	393,225	593,664
Gain on expiration of accrued tax liability	–	(2,090,978)
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	(1,605,336)	269,094
Other receivables	(863,405)	(191,468)
Inventories	(491,151)	(885,299)
Prepaid expenses and other current assets	705,365	227,523
Long-term receivables	39,995	18,149
Accounts payable	375,220	195,528
Long-term payables	(14,995)	(29,833)
Accounts payable and accrued liabilities - related parties	5,991,166	(253,709)
Accrued liabilities	(163,849)	2,277,287
Accrued payroll taxes, penalties and interest	–	35,242
Deferred revenue	(398,436)	749,378
Net cash used in operating activities	(3,476,354)	(4,911,404)
Cash flows from investing activities:
Purchase of property and equipment	(299,355)	(605,515)
Purchase of intangibles	–	(385,792)
Acquisition of business, net of cash	–	70,979
Net cash used in investing activities	(299,355)	(920,328)
Cash flows from financing activities:
Proceeds from related party notes payable	1,854,380	7,320,324
Repayments of related party notes payable	(428,924)	(752,256)
Net proceeds (repayments) from notes payable	1,485,703	(1,077)
Proceeds from private placement	604,000	–
Net cash provided by financing activities	3,515,159	6,566,991
Net change in cash and cash equivalents	(260,550)	735,259
Effect of exchange rate changes on cash	46,182	29,633
Cash and cash equivalents at beginning of period	812,806	772,062
Cash and cash equivalents at end of period	$598,438	$1,536,954

Supplemental disclosure of cash flow information:
Cash paid for interest	$114,626	$–

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

Boost Diagnostics- Boost Diagnostics (formerly Empower Genomics and Genefic Diagnostics) is Dalrada’s wholly owned diagnostic laboratory subsidiary which processes molecular diagnostic and antibody tests to support the diagnosis of COVID-19 and the detection of immune response to the virus. Boost Diagnostics has built up and maintained the testing capacity to handle surges in COVID-19 testing demands. Boost Diagnostics also offers genetic testing capabilities including Pharmacogenomics, Nutraceutical, Nutrition/Diet DNA and Exercise/Fitness DNA tests.

Pala Diagnostics (“Pala”)- Pala was a joint venture diagnostic laboratory entity which processed both molecular diagnostic and antibody tests to support the diagnosis of COVID-19 and the detection of immune response to the virus. Pala was no longer an operational entity as of June 30, 2023.

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

Dalrada Financial Corporation Morocco (“DFCM”)- DFCM was established as a Moroccan subsidiary of Dalrada to conduct energy service solutions within the country of Morocco. Dalrada owns a 33% equity interest in DFCM.

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

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”),. Accordingly, certain information and disclosures required by US GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, balances are expressed in U.S. dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2023 (the “2023 Annual Audited Financials"), included in the Company’s Annual Report on Form 10-K filed with the SEC on October 19, 2023 (the "Form 10-K”). The results of operations as of and for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the 2024 full year or any future periods. The accompanying consolidated balance sheet as of June 30, 2023 has been derived from the audited consolidated balance sheet as of June 30, 2023 contained in the 2023 Annual Audited Financials included in the Form 10-K.

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

Income attributable to the minority interest in the Company’s majority owned and controlled consolidated subsidiaries is recorded as net income attributable to noncontrolling interests in the Consolidated Statements of Operations and Comprehensive Loss and the noncontrolling interest is reflected as a separate component of the Consolidated Statements of Stockholders’ Equity, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, as well as accounts receivable. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

When estimating its allowance for credit losses related to revenues from Covid Testing and pharmacy sales, the Company differentiates its receivables based on the following customer types: healthcare insurers, government payers, and cash payers. Additionally, the Company applies assumptions and judgments for assessing collectability and determining net revenues and accounts receivable from its customers. Management considers various historical collection factors for assessing collectability and determining net revenues and accounts receivable from our customers which include the period that the receivables have been outstanding, history of payment amounts, status of collections due, and applicable statutes of limitations.

During the six months ended December 31, 2023 and December 31, 2022, healthcare insurers, government payers and OTC pharmaceutical sales accounted for over 49% and 38% of total revenues, respectively. Also, healthcare insurers, government payers and OTC pharmaceutical sales amounted to total revenues of $5,502,854 and $1,710,799 for the six months ended December 31, 2023 and 2022, respectively. The accounts receivable related to both healthcare insurers and government payers is $3,585,109 and $1,499,415 as of December 31, 2023 and June 30, 2023, respectively.

As of December 31, 2023 and June 30, 2023, $618,031 and $829,239 is owed by customers from the sale of Likido units, respectively.

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

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$–	$–	$4,402,394	$4,402,394
	$–	$–	$4,402,394	$4,402,394

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$–	$–	$4,285,389	$4,285,389
	$–	$–	$4,285,389	$4,285,389

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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023, and June 30, 2023, the Company had an allowance of doubtful accounts $2,603,494 and $2,430,615 respectively.

Pala, Genefic Pharmacy and Boost have a standardized approach to estimate the amount of consideration that we expect to be entitled to for its COVID-19 testing and pharmaceutical revenue, including the impact of contractual allowances (including payer denials), and patient price concessions. The Company principally estimates the allowance for credit losses by pool based on historical collection experience, the current credit worthiness of the customers, current economic conditions, expectations of future economic conditions and the period of time that the receivables have been outstanding. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates.

(h)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of the six months ended December 31, 2023, and year ended June 30, 2023, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

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

Certain acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. The fair value of the contingent consideration increased by $440,810 and $117,005 to a balance of $4,402,394 during the three and six months ended December 31, 2023, respectively.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of June 30, 2023, there were quantitative factors that indicated goodwill was impaired in the amount of $433,556. During the six months ended December 31, 2023, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of the qualitative impairment assessment performed, the Company did not recognize goodwill impairment.

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

The Company determines revenue recognition in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”) through the following steps:

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of December 31, 2023 or June 30, 2023.

Net revenues from Pharmaceutical sales and COVID-19 testing accounted for over 49% and 34% of the Company’s total net revenues for the six months ended December 31, 2023 and year ended June 30, 2023, respectively, and primarily comprised of a high volume of relatively low-dollar transactions. Pala and Empower, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Genefic Pharmacy directly bills patients as well as insurers and government agencies. Pala and Empower do not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

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

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Product sales - third parties	$4,749,475	$1,516,285	$7,797,186	$2,512,764
Product sales - related party	–	9,576	140	73,999
Service revenue - third parties	1,109,765	3,087,593	2,183,680	6,263,363
Service revenue - related party	218,522	639,666	1,114,836	660,761
Total revenue	$6,077,762	$5,253,120	$11,095,842	$9,510,887

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31,	June 30,
	2023	2023
Accounts receivable, net	$5,488,915	$4,453,104
Accounts receivable, net - related parties	928,648	752,348
Long-term receivables	20,141	41,722
Long-term receivables - related parties	1,155,479	1,173,893
Deferred revenue	938,823	1,337,259

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Product sales	$2,617,648	$928,237	$4,734,784	$1,703,314
Service revenue	1,458,354	2,026,895	3,388,440	3,608,146
Total cost of revenue	$4,076,002	$2,955,132	$8,123,224	$5,311,460

(o)	Advertising

Advertising costs are expensed as incurred. During the three months ended December 31, 2023 and 2022, advertising expenses were approximately $65,000 and $92,000, respectively. During the six months ended December 31, 2023 and 2022, advertising expenses were approximately $106,000 and $201,000, respectively.

(p)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended December 31, 2023 and 2022, stock-based compensation was $1,018,827 and $901,721, respectively. During the six months ended December 31, 2023 and 2022, stock-based compensation expense was $2,128,469 and $1,369,238, respectively

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. During the three and six months ended December 31, 2023, and 2022, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

(s)	Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company's Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity (Deficit). Net loss attributable to non-controlling interests are reflected separately from consolidated net loss in the Consolidated Statements of Comprehensive Loss and Consolidated Statements of Changes in Stockholders’ Equity (Deficit). Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

As of December 31, 2023, and June 30, 2023, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

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

The weighted average number of common stock equivalents related to cashless warrants of 61,562,134 and 14,225,000, was not included in diluted loss per share, because the effects are antidilutive, for the six months ended December 31, 2023 and 2022, respectively.

There were no adjustments to the numerator during the three and six months ended December 31, 2023 and 2022.

(u)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company had a full valuation allowance at December 31, 2023, and June 30, 2023

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

We determined that Pala is a Variable Interest Entity (VIE). We believe that the Company has the power to direct the activities that most significantly impact the economic performance of Pala, and accordingly, Dalrada is considered the primary beneficiary of the VIE. The Company has consolidated the activities of the VIE.

Pursuant to the partnership agreement, Dalrada contributed equity in the amount of $500,000 for operating capital and Vivera contributed property and equipment at a fair value of $111,185. This amount was included in non-controlling interest equity balance in the Consolidated Balance Sheets.

Pursuant to the JV agreement, Dalrada issued 250,000 shares of common stock to Vivera in October 2021. The fair value of $58,560 was recorded as a loss on impairment in full for the fiscal year ending June 30, 2023.

In December 2021, Dalrada Health filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509, accounted for as an unauthorized distribution. In addition to filing a cross-complaint against Dalrada Health Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics, Dalrada Financial Corporation’s officers, and other unrelated parties. See Note 13 – Commitments and Contingencies for legal proceedings.

4.	Business Combinations and Asset Acquisition

Bothof Brothers Construction Inc. (“Bothof”)

On October 17, 2022, the Company acquired 100% of the common stock of Bothof. The Company assumed the net liabilities of the Bothof in exchange for the employment services of the selling shareholder. All considerations in the transaction required the continued employment of the selling shareholder and thus is not consideration transferred under ASC 805.

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

The Company has made a preliminary allocation of the purchase price regarding the asset acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$9,108
Deposits	13,536
Prepaids	24,666
Furniture and Fixtures	64,533
Trade name	206,336
Loan Payable	(249,204)
Purchase price consideration	$68,975

Trade name is amortized on a straight-line basis over two years.

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of December 31, 2023 and June 30, 2023:

	December 31,	June 30,
	2023	2023
Raw materials	$1,039,674	$658,175
Work-in-progress	1,120,243	708,007
Finished goods	409,926	712,510
	$2,569,843	$2,078,692

Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2023 and June 30, 2023:

	December 31,	June 30,
	2023	2023
Machinery and equipment	$1,866,443	$1,448,556
Leasehold improvements	351,284	208,689
Computer and office equipment	414,648	426,162
Construction in progress	–	249,613
	2,632,375	2,333,020
Less: Accumulated depreciation	(1,009,364)	(856,938)
	$1,623,011	$1,476,082

Depreciation expense of $152,426 and $171,418 for the six months ended, and $127,759 and $82,360 for the three months ended, December 31, 2023, and 2022, respectively, were included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Intangible Assets, Net

Intangible assets, net consisted of the following as of December 31, 2023:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2023	$693,385	$1,064,000	$1,244,480	$535,547	$813,479	$4,350,891
Additions	–	–	–	–	–	–
Balance: December 31, 2023	693,385	1,064,000	1,244,480	535,547	813,479	4,350,891

Less: Accumulated amortization
Balance: June 30, 2023	(172,230)	(55,378)	(153,770)	(54,595)	(56,832)	(492,805)
Additions	(34,670)	(30,114)	(48,089)	(46,393)	(43,997)	(203,263)
Balance: December 31, 2023	(206,900)	(85,492)	(201,859)	(100,988)	(100,829)	(696,068)

Net book value: December 31, 2023	$486,485	$978,508	$1,042,621	$434,559	$712,650	$3,654,823

Amortization expense of $203,263 and $177,094 for the six months ended, and $94,371 and $133,435 for the three months ended, December 31, 2023, and 2022, respectively, were included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

6.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on December 31, 2023 and June 30, 2023:

	December 31, 2023
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$1,962,872	$74,684
Related entity 2	1,977,401	27,469
Related entity 3	280,000	4,256
Related entity 4	379,971	3,348
Related entity 5	234,727	3,032
Related entity 6	–	–
	$4,834,971	$112,789

	June 30, 2023
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$1,380,672	$3,038
Related entity 2	126,864	–
Related entity 3	105,000	–
Related entity 4	50,074	–
Related entity 5	–	–
Related entity 6	237,473	11,144
	$1,900,083	$14,182

The following is a summary of current and long-term notes payable – related parties as of December 31, 2023 and June 30, 2023:

	December 31, 2023
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$1,962,872	$1,962,872
Related entity 2	–	1,977,401	1,977,401
Related entity 3	–	280,000	280,000
Related entity 4	–	379,971	379,971
Related entity 5	–	234,727	234,727
Related entity 6	–	–	–
	$–	$4,834,971	$4,834,971

	June 30, 2023
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$1,380,672	$1,380,672
Related entity 2	–	126,864	126,864
Related entity 3	–	105,000	105,000
Related entity 4	14,132	35,942	50,074
Related entity 5	–	–	–
Related entity 6	237,473	–	237,473
	$251,605	$1,648,478	$1,900,083

All notes dated December 31, 2022, and prior are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020, to December 30, 2022. All notes dated after December 31, 2022, are unsecured, bear interest at 8% per annum, and are due 1095 days from the date of issuance. Each related party has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The Company has not received any notices of default or demands for payment. All notes are unsecured and those which are past-due are due on demand. As of December 31, 2023 and June 30, 2023, total accrued interest for Notes Payable-Related Parties was $112,789 and $14,182, respectively. The Company recorded interest expense from Notes Payable-Related Party for the six months ended December 31, 2023, and 2022, of $109,752 and $385,918, respectively.

In September 2021, the Company converted $4,428,589 in principal and $102,054 in accrued interest into 6,937 shares of Series G convertible preferred stock. During the fiscal year ended June 30, 2023, the remaining outstanding amounts of the related party notes payable were extended through September 30, 2026.

Related entity 6 carries an annual interest rate of 30% and is collateralized by the accounts receivable of Watson Rx. Related entity 4 has multiple loans which include interest rates at 3%, 8% and 10% and are not collateralized.

	December 31,	June 30,
	2023	2023
Current portion	$439,562	$439,562
Long-term portion	2,414,936	1,011,395
Total	$2,854,498	$1,450,957

Notes Payable

Pacific Stem and IHG’s Economic Injury Disaster Loans (“EIDL”) loans, dated June 7, 2020 and May 10, 2020, respectively, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loans attach collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The balance of Pacific Stem’s EIDL is $149,900 as of December 31, 2023 and June 30, 2023, respectively. The balance of IHG’s EIDL is $143,421 and $147,807 as of December 31,2023 and June 30, 2023, respectively. The EIDL loans are technically in default as a result of a change in ownership without the Small Business Administration (“SBA”) prior written consent. The Company has contacted the SBA regarding the transfer of ownership documentation and has not yet finalized the transfer of ownership of the EIDL loans.

Likido’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $30,734 and $36,475 as of December 31, 2023 and June 30, 2023, respectively.

Watson has a loan totaling $104,404 and $320,709 as of December 31, 2023 and June 30, 2023, respectively, which includes an interest rate of 5% with a maturity date of April 29, 2025. The loan is collateralized by personal property and includes monthly payments in the amount of $2,656, with a balloon payment at the maturity date in the amount of $336,898. Watson renewed a loan on June 26, 2023, for $176,836, which includes an interest rate equal to the Wall Street Journal Prime Rate, or 8.5% and 8.25% as of December 31, 2023 and June 30, 2023, respectively, and has a maturity date of June 26, 2024. The loan is collateralized by the accounts receivable of Watson and includes four payments of $46,838.

On July 25, 2023, Genefic Inc. entered into an agreement with OnPoint LTB, LLC, for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan, with interest only for 6 months, then amortizing over 18 months down to 50%, with the remaining 50% of the balance due at the end of term. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. Genefic borrowed the first installment of $1,200,000 at the time of closing and the remaining $800,000 was borrowed on October 4, 2023. As part of the loan origination fee, the Company issued 500,000 shares of its common stock. The transaction includes a debt discount of $80,000 which is amortized using an effective interest method over a 24-month period. The net balance of the loan is $1,770,335 as of December 31, 2023.

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

The total debt discounts related to the convertible notes were $1,659,442 and amortized using a straight-line method over a fifteen-month period. During the quarter ended December 31, 2023, and 2022, the Company amortized $0 and $406,932 of debt discount, incurred interest expense of $0 and $13,226, and accrued interest of $0 and $4,965, respectively.

The total redemption premiums related to the convertible notes were $600,000 and amortized using a straight-line method over a 10-month period, starting in May 2022. During the six months ended December 31, 2023, and 2022, the Company paid redemption premiums related to cash of $0 and $120,000, and stock of $0 and $120,000, respectively. In addition, the Company recorded accretion of $0 and $180,000 related to interest expense, respectively.

During the six months ended December 31, 2023, and 2022, the Company redeemed cash of $0 and $600,000, and debentures of $0 and $300,000, respectively.

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

During the three months and six months ended December 31, 2023, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $1,034,600 and $1,854,380 respectively. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

As of December 31, 2023 and June 30, 2023 amounts included within accounts payable and accrued liabilities – related parties for related party expenses was $5,029,683 and 547,949, respectively. The increase of $4,481,734 is primarily attributable to payroll related expenditures.

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Dalrada Health	$–	$9,576	$–	$73,999
Dalrada Energy Services	354	8,397	5,042	29,492
Ignite	–	–	140	–
Prakat	–	5,000	15,000	5,000
Bothof Brothers	218,168	626,269	1,094,794	626,269
	$218,522	$649,242	$1,114,976	$734,760

See Notes 6, 7, 9, 10, and 11 for additional related party transactions.

9.	Preferred Stock

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

In October 2023 the company issued 500,000 shares of common stock pursuant to a loan agreement.

In December 2023, the Company issued 125,000 shares of common stock related to the acquisition of Watson.

In December 2023, the Company issued 333,333 shares of common stock related to the acquisition of DepTec (SSCe).

In October 2023, November 2023 and December of 2023, the Company conducted a private placement whereby it raised $604,000 through the planned issuance of 4,666,666 shares of common stock. Refer to Note 14. Subsequent Events for the issuance of the related common stock shares.

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

On December 14, 2023, the Company authorized and issued 250,000 cashless warrants to various employees of the Company. All 250,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.17 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.17 per share, or $42,056, which was calculated using the Black-Scholes model.

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2022	12,025,000	–	8.82
Granted	33,426,134	$0.29
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2023	45,451,134	$0.33	8.83
Granted	16,111,000	$0.13
Exercised	–	–
Forfeited	–	–
Outstanding - December 31, 2023	61,562,134	$0.28	8.64
Exercisable - December 31, 2023	33,243,708	$0.34	8.24

During the six months ended December 31, 2023 and 2022, stock-based compensation was $2,128,469 and $1,369,238, respectively. Total unrecognized compensation cost of non-vested options was $5,318,203 on December 31, 2023, which will be recognized through fiscal year ending June 30, 2027.

12.	Segment Reporting

Segment information for the three and six months ended December 31, 2023, and 2022 is as follows:

	Three Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,381,795	$810,051	$592,035	$293,881	$–	$6,077,762
Income (Loss) from Operations	$342,791	$(1,118,023)	$(616,415)	$(77,565)	$(2,756,462)	$(4,225,674)

	Three Months Ended December 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,006,894	$1,731,163	$1,034,478	$480,585	$–	$5,253,120
Income (Loss) from Operations	$(905,079)	$626,737	$(973,598)	$(94,466)	$(3,435,683)	$(4,782,089)

	Six Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$6,233,942	$2,023,395	$2,134,624	$703,881	$–	$11,095,842
Income (Loss) from Operations	$(888,283)	$(2,379,285)	$(302,425)	$(106,330)	$(5,621,147)	$(9,297,470)

	Six Months Ended December 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,427,618	$1,752,258	$2,174,712	$1,156,299	$–	$9,510,887
Income (Loss) from Operations	$(961,131)	$427,175	$(1,623,362)	$(64,362)	$(5,516,587)	$(7,738,267)

Geographic Information

The following table presents revenue by country:

	Six Months Ended
	December 31,
	2023	2022
United States	$9,444,378	$8,378,944
Scotland	1,103,441	231,369
Spain	44,349	–
India	548,023	900,574
	$11,095,842	$9,510,887

The following table presents inventories by country:

	December 31,	June 30,
	2023	2023
United States	$599,364	$584,330
Scotland	1,970,479	1,494,362
	$2,569,843	$2,078,692

The following table presents property and equipment, net, by country:

	December 31,	June 30,
	2023	2023
United States	$1,405,792	$1,284,834
Scotland	153,195	182,657
Spain	59,275	–
India	4,749	8,591
	$1,623,011	$1,476,082

13.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the three and six months ended December 31, 2023, management determined that there were no variable lease costs.

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

The following are the expected maturities of lease liabilities for operating leases as of December 31, 2023, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
Remainder 2024	$764,412
2025	1,441,424
2026	1,353,474
2027	1,234,880
2028	432,131
Thereafter	32,627
Total lease payments	5,258,948
Less: imputed interest	(469,796)
Present value of lease liability	$4,789,152

Other information related to operating leases as of December 31 and June 30, 2023, respectively, were as follows:

	December 31, 2023	June 30, 2023
Weighted average remaining lease term - years	3.56	4.09
Weighted average discount rate	6.84%	6.74%

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

On January 4, 2024, Genefic Specialty Rx, Inc. executed a revenue purchase agreement for $350,000, which includes a 17% purchase percent and a total purchased amount of $507,500 at the end of the term. The agreement includes a $10,500 underwriting fee and a $10,500 origination fee.

On January 22, 2024, Genefic Specialty Rx, Inc. executed a loan and security agreement whereby Genefic Specialty Rx, Inc. can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum draw down of $750,000. On January 23 and January 25, 2024, Genefic, Inc. drew down $300,000 and $445,000, respectively. The agreement includes a $5,000 expense deposit.

On January 30, 2023, the Dalrada Board of Directors approved 5,455,000 cashless warrants to employees and consultants. The total stock-based compensation expense is $811,830. The Dalrada Board of Directors also approved the issuance of 1,300,000 shares of common stock to consultants related to advisory services for mergers and acquisitions, financing as well as public and investor relations. Additionally, the Dalrada Board of Directors approved the issuance of 4,666,666 shares of common stock related to a private placement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of Dalrada Financial Corporation for the Three and six months ended December 31, 2023, and 2022.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $5,440,180 and $10,278,316 during the three and six months ended December 31, 2023, respectively. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2023 and 2022

The following table sets forth the results of our operations for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,381,795	$810,051	$592,035	$293,881	$–	$6,077,762
Income (Loss) from Operations	$342,791	$(1,118,023)	$(616,415)	$(77,565)	$(2,756,462)	$(4,225,674)

	Three Months Ended December 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,006,894	$1,731,163	$1,034,478	$480,585	$–	$5,253,120
Income (Loss) from Operations	$(905,079)	$626,737	$(973,598)	$(94,466)	$(3,435,683)	$(4,782,089)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended December 31, 2023, was $4,381,795 compared with revenue of $2,006,894 during the three months ended December 31, 2022, an increase of 118.3%. The increase in revenues was primarily attributable to the increased activity for Genefic Specialty Pharmacy (formerly Watson).

Dalrada Climate Technology:

Revenues for the three months ended December 31, 2023, was $810,051 compared with revenue of $1,731,163 during the three months ended December 31, 2022, a decrease of $921,112, or 53.2%. The decrease is due to the reduced activity in the Averett University project when comparing the three months ended December 31, 2022 and 2023 respectively.

Dalrada Precision Manufacturing:

Revenues for the three months ended December 31, 2023, was $592,035 compared with revenue of $1,034,478 during the three months ended December 31, 2022, a decrease of $442,443, or 42.8%. The decrease in revenue is primarily attributable to the decreased sales activity in the Precision Parts sector.

Dalrada Technologies:

Revenues for the three months ended December 31, 2023, was $293,881 compared with revenue of $480,585 during the three months ended Decmber 31, 2022, a decrease of $186,704, or 38.8%. The decrease in revenue was a result of completing customer contracts while not entering into larger, new contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the three months ended December 31, 2023, was $2,294,504 compared to cost of revenues of $1,232,690 during the three months ended December 31, 2022, an increase of $1,061,814, or 86%. The increase in cost of revenues was primarily a result of an increase in lower margin pharmaceutical sales related to Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Cost of Revenues for the three months ended December 31, 2023, was $947,116, compared to cost of revenues of $715,180 during the three months ended December 31, 2022. The increase in cost of revenues was primarily a result of the addition of Bothof Brothers Construction to the segment and percentage of completion related to the Averett University project.

Dalrada Precision Manufacturing:

Cost of Revenues for the three months ended December 31, 2023, was $624,157 compared to cost of revenues of $624,203 during the three months ended December 31, 2022, a decrease of $46, or 0%. The decrease in cost of revenue is due to the decreased activity for the Dalrada Precision Parts sales.

Dalrada Technologies:

Cost of Revenues for the three months ended December 31, 2023, was $210,225 compared to cost of revenues of $383,059 during the three months ended December 31, 2022, a decrease of $172,834 or 45%. The decrease in cost of revenues was primarily a result of the decrease in sales volume for the period.

Operating Expenses

Genefic:

Operating expenses for the three months ended December 31, 2023, was $1,744,500 compared to operating expenses of $1,679,283 during the three months ended December 31, 2022, an increase of $65,217 or 4%. The increase in operating expenses was the result of the increased activity of the Genefic Rx. subsidiary.

Dalrada Climate Technology:

Operating expenses for the three months ended December 31, 2023, was $980,958 compared to operating expenses of $389,246 during the three months ended December 31, 2022, an increase of $591,712, or 152%. The increase in operating expenses was a result of the integration of the Bothof Brothers segment during the three months ended December 31, 2023.

Dalrada Precision Manufacturing:

Operating expenses for the three months ended December 31, 2023 was $584,293 compared to operating expenses of $1,383,873 during the three months ended December 31, 2022, a decrease of $799,580 or 57%. The decrease in operating expenses was a result of decreased legal and professional fees incurred.

Dalrada Technologies:

Operating expenses for the three months ended December 31, 2023 was $161,221 compared to operating expenses of $191,992 during the three months ended December 31, 2022, a decrease of $30,771, or 16%. The decrease in operating expenses was primarily attributable to the decrease in legal and professional fees.

Corporate:

Operating expenses for the three months ended December 31, 2023 was $2,756,462 compared to operating expenses of $3,435,684 during the three months ended December 31, 2022, a decrease of $679,222, or 20%. During the three months ended December 31, 2023 and 2022, the Company recorded stock compensation expense of $1,018,827 and $901,722, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $213,960 and $1,220,603 for the three months ended December 31, 2023 and 2022, respectively.

Net Income (Loss)

Net loss for the three months ended December 31, 2023 was $5,440,180 compared to net loss of $4,4872,165 for the three months ended December 31, 2022.

Six Months Ended December 31, 2023 and 2022

The following table sets forth the results of our operations for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$6,233,942	$2,023,395	$2,134,624	$703,881	$–	$11,095,842
Income (Loss) from Operations	$(888,283)	$(2,379,285)	$(302,425)	$(106,330)	$(5,621,147)	$(9,297,470)

	Six Months Ended December 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,427,618	$1,752,258	$2,174,712	$1,156,299	$–	$9,510,887
Income (Loss) from Operations	$(961,131)	$427,175	$(1,623,362)	$(64,362)	$(5,516,587)	$(7,738,267)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the six months ended December 31, 2023, was $6,233,942 compared with revenue of $4,427,618 during the six months ended December 31, 2022, an increase of 40.7%. The increase in revenues was primarily attributable to the revenue for Genefic Specialty Pharmacy (formerly Watson) materially rose from $95,117 To $4,951,033.

Dalrada Climate Technology:

Revenues for the six months ended December 31, 2023, was $2,023,395 which includes revenues related to Bothof Brothers in the amount of $1,699,832 compared with revenue of $1,752,258 during the six months ended December 31, 2022, an increase of $271,137, or 13.4%. The increase in revenue was primarily attributable to the addition Bothof Brothers Construction during fiscal year 2023, as a new subsidiary of the segment, which generated $1,699,832 in revenue. Dalrada Energy Services also generated $274,350 of revenue during the six months ended December 31, 2023 while $1,752,258 of revenue was generated during the six months ended December 31, 2022.

Dalrada Precision Manufacturing:

Revenues for the six months ended December 31, 2023, was $2,134,624 compared with revenue of $2,174,712 during the six months ended December 31, 2022, an decrease of $40,888, or 1..9%. The decrease in revenues was primarily attributable timing of Precision Parts fulfillments.

Dalrada Technologies:

Revenues for the six months ended December 31, 2023, was $703,881 compared with revenue of $1,156,299 during the six months ended Decmber 31, 2022, a decrease of $452,418, or 39%. The decrease in revenue was a result of completing customer contracts while not entering into larger, new contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the six months ended December 31, 2023, was $4,093,962 compared to cost of revenues of $2,263,109 during the six months ended December 31, 2022, an increase of $1,830,853, or 81%. The increase in cost of revenues was primarily a result of an increase in lower margin pharmaceutical sales related to Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Cost of Revenues for the six months ended December 31, 2023, was $2,245, compared to cost of revenues of $715,180 during the six months ended December 31, 2022. The increase in cost of revenues was primarily a result of the addition of Bothof Brothers Construction to the segment and percentage of completion related to the Averett University project.

Dalrada Precision Manufacturing:

Cost of Revenues for the six months ended December 31, 2023, was $1,327,540 compared to cost of revenues of $1,505,447 during the six months ended December 31, 2022, a decrease of $177,907, or 12%. The decrease in cost of revenue is due to the increased margins for the Dalrada Precision Parts sales.

Dalrada Technologies:

Cost of Revenues for the six months ended December 31, 2023, was $456,007 compared to cost of revenues of $827,704 during the six months ended December 31, 2022, a decrease of $371,697 or 45%. The decrease in cost of revenues was primarily a result of the decrease in sales volume for the period.

Operating Expenses

Genefic:

Operating expenses for the six months ended December 31, 2023, was $3,028,263 compared to operating expenses of $3,125,640 during the six months ended December 31, 2022, a decrease of $97.377, or 3%. The decrease in operating expenses was the result of a decrease in legal and professional fees incurred.

Dalrada Climate Technology:

Operating expenses for the six months ended December 31, 2023, was $2,156,965 compared to operating expenses of $609,903 during the six months ended December 31, 2022, an increase of $1,547,062, or 253%. The increase in operating expenses was a result of the integration of the Bothof Brothers segment during the six months ended December 31, 2023.

Dalrada Precision Manufacturing:

Operating expenses for the six months ended December 31, 2023 was $1,109,509 compared to operating expenses of $2,292,607 during the six months ended December 31, 2022, a decrease of $1,183,098, or 52%. The decrease in operating expenses was a result of decreased legal and professional fees incurred.

Dalrada Technologies:

Operating expenses for the six months ended December 31, 2023 was $354,204 compared to operating expenses of $392,957 during the six months ended December 31, 2022, a decrease of $38,753, or 10%. The decrease in operating expenses was primarily attributable to the decrease in various miscellaneous expenses.

Corporate:

Operating expenses for the six months ended December 31, 2023 was $5,621,147 compared to operating expenses of $5,516,587 during the six months ended December 31, 2022, an increase of 104,560, or 1.9%. During the six months ended December 31, 2023 and 2022, the Company recorded stock compensation expense of $2,128,469 and $1,369,238, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $327,153 and $1,892,730 for the six months ended December 31, 2023 and 2022, respectively.

Net Income (Loss)

Net loss for the six months ended December 31, 2023 was $10,278,316 compared to net loss of $7,652,341 for the six months ended December 31, 2022.

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

As of December 31, 2023, we maintained a cash and cash equivalents balance of $598,438 with a working capital deficit of $2,681,448. The working capital deficit is primarily due to the related party accounts payable.

Working Capital

As of December 31, 2023, the Company had current assets of $11,494,730 and current liabilities $14,176,178 compared with current assets of $9,817,045 and current liabilities of $10,019,465 on June 30, 2023. The decrease in the working capital was primarily a result of increased accounts payable to fund payroll and pay outstanding vendors.

Cash Flows

	Six Months Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(3,476,354)	$(4,911,404)
Net cash used in investing activities	(299,355)	(920,328)
Net cash provided by financing activities	3,515,159	6,566,991
Net change in cash during the period, before effects of foreign currency	$(260,550)	$735,259

Cash flow from Operating Activities

During the six months ended December 31, 2023, the Company used $3,476,354 of cash for operating activities compared to $4,911,404 used during the six months ended December 31, 2022. The primary decrease in the use of cash for operating activities was a result of the reduction in accounts receivable related to the COVID-19 business when compared to the prior year and the reduction in purchases of inventory from the Dalrada Climate Technology Division.

Cash flow from Investing Activities

During the six months ended December 31, 2023, the Company used $299,355 of cash for investing activities compared to $920,328 used during the six months ended December 31, 2022. The decrease in the use of cash for investing activities was primarily due to the purchase of equipment used primarily for the Dalrada Precision Manufacturing segment in the prior year.

Cash flow from Financing Activities

During the six months ended December 31, 2023, the Company received $3,515,159 in cash from financing activities compared to $6,566,991 during the six months ended December 31, 2022. The decrease was primarily due to the decrease in proceeds from related party notes payable.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project. As of December 31, 2023 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: February 14, 2024	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	February 14, 2024
Brian Bonar	and Director

