Form 10-Q
period 2024-03-31
DALRADA FINANCIAL CORP
filed 2024-05-14
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant’s outstanding stock consisted of 97,050,443 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited interim consolidated Financial Statements.

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets

	March 31,	June 30,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$533,595	$812,806
Accounts receivable, net	9,841,425	4,453,104
Accounts receivable, net - related parties	909,279	752,348
Other receivables	1,262,756	376,604
Inventories	2,753,208	2,078,692
Prepaid expenses and other current assets	582,894	1,343,491
Total current assets	15,883,157	9,817,045
Long-term receivables	20,756	41,722
Long-term receivables - related parties	1,146,064	1,173,893
Property and equipment, net	1,425,828	1,476,082
Goodwill	3,803,147	3,803,147
Intangible assets, net	3,560,524	3,858,086
Right-of-use asset, net	2,504,035	2,771,854
Right-of-use asset, net - related party	1,825,640	2,227,286
Total assets	$30,169,151	$25,169,115

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,691,861	$5,178,897
Accrued liabilities	1,131,541	1,084,008
Accounts payable and accrued liabilities – related parties	254,295	547,949
Deferred revenue	471,423	1,337,259
Notes payable, current portion	1,733,071	439,562
Notes payable, current portion – related parties	–	251,605
Right-of-use liability	730,602	660,394
Right-of-use liability - related party	542,369	519,791
Total current liabilities	10,555,162	10,019,465
Long-term payables	–	48,888
Notes payable	2,281,129	1,011,395
Notes payable – related parties	637,688	1,648,478
Contingent consideration	4,691,794	4,285,389
Right-of-use liability	1,849,125	2,160,834
Right-of-use liability - related party	1,330,873	1,741,830
Total liabilities	21,345,771	20,916,279

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000 shares authorized:
Series I preferred stock, $0.01 par value, 51,059 and 35,108 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	511	351
Series H preferred stock, $0.01 par value, 15,002 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	150	150
Series G preferred stock, $0.01 par value, 10,002 shares issued and outstanding as of both March 31, 2024 and June 30, 2023, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares issued and outstanding as of both March 31, 2024 and June 30, 2023, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 96,258,774 and 88,699,139 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	481,294	443,478
Common stock to be issued	128,925	192,925
Additional paid-in capital	162,968,758	145,251,822
Accumulated deficit	(154,834,269)	(141,729,009)
Accumulated other comprehensive loss	14,707	(50,848)
Total Dalrada Financial Corp's stockholders' equity	8,760,226	4,109,019
Noncontrolling interests	63,154	143,817
Total stockholders' equity	8,823,380	4,252,836
Total liabilities and stockholders' equity	$30,169,151	$25,169,115

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited interim consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues	$9,780,962	$9,290,805	19,761,828	$18,066,932
Revenues - related party	524,829	183,888	1,639,805	918,648
Total revenues	10,305,791	9,474,693	21,401,633	18,985,580
Cost of revenues	5,594,338	6,612,680	13,717,562	11,924,140
Gross profit	4,711,453	2,862,013	7,684,071	7,061,440

Operating expenses:
Selling, general and administrative	7,001,185	6,501,233	19,271,273	18,438,927
Total operating expenses	7,001,185	6,501,233	19,271,273	18,438,927
Loss from operations	(2,289,732)	(3,639,220)	(11,587,202)	(11,377,487)

Other income (expense):
Interest expense	(347,317)	(314,319)	(674,470)	(2,207,049)
Interest income	26,995	18,830	67,122	60,725
Other income (expense)	(196,604)	(72,933)	(885,303)	(179,555)
Gain on expiration of accrued tax liability	–	–	–	2,090,978
Gain (loss) on foreign exchange	(100,949)	(38,156)	(106,070)	(85,751)
Total other income (expense), net	(617,875)	(406,578)	(1,598,721)	(320,652)
Loss before taxes	(2,907,607)	(4,045,798)	(13,185,923)	(11,698,139)
Income taxes	–	–	–	–
Net loss	(2,907,607)	(4,045,798)	(13,185,923)	(11,698,139)

Other comprehensive loss
Foreign currency translation	19,373	(137)	65,555	29,496
Comprehensive loss	$(2,888,234)	$(4,045,935)	$(13,120,368)	$(11,668,643)

Net income (loss) attributable to noncontrolling interests	(24,787)	(20,234)	(80,663)	358,232
Net loss attributable to Dalrada Financial Corporation stockholders	$(2,882,820)	$(4,025,564)	$(13,105,260)	$(12,056,371)

Net loss per common share to Dalrada stockholders – basic	$(0.03)	$(0.05)	$(0.14)	$(0.15)
Net loss per common share to Dalrada stockholders – diluted	$(0.03)	$(0.05)	$(0.14)	$(0.15)

Weighted average common shares outstanding – basic	92,934,331	85,728,770	90,658,476	82,356,784
Weighted average common shares outstanding – diluted	92,934,331	85,728,770	90,658,476	82,356,784

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2024 and 2023

	Preferred Stock
	Series I		Series H		Series G		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2022	–	$–	–	$–	10,002	$100	5,000	$50	72,174,620	$360,855
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	–	–	–	–	–	–	6,813,021	34,065
Common stock issues pursuant to acquisitions	–	–	–	–	–	–	–	–	833,333	4,167
Stock based compensation	–	–	–	–	–	–	–	–	500,000	2,500
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2022	–	–	–	–	10,002	100	5,000	50	80,320,974	401,587
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	–	–	–	–	–	–	4,161,500	20,808
Common stock issues pursuant to acquisitions	–	–	–	–	–	–	–	–	1,175,000	5,875
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at December 31, 2022	–	–	–	–	10,002	100	5,000	50	85,657,474	428,270
Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	–	–	–	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	583,333	2,917
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at March 31, 2023	–	$–	–	$–	10,002	$100	5,000	$50	86,240,807	$431,187

Balance at June 30, 2023	35,108	351	15,022	150	10,002	100	5,000	50	88,699,139	443,478
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	234,637	1,173
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–	500,000	2,500
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2023	35,108	351	15,022	150	10,002	100	5,000	50	89,433,776	447,151
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	458,333	2,292
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–	500,000	2,500
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Common stock to be issued for private placement	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at December 31, 2023	35,108	$351	15,022	$150	10,002	$100	5,000	$50	90,392,109	$451,943
Conversion of related party notes to preferred stock	15,951	160	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	–	–	–	–	–	–	–	–	1,200,000	6,000
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Common stock issued pursuant to private placement	–	–	–	–	–	–	–	–	4,666,665	23,351
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at March 31, 2024	51,059	$511	15,022	$150	10,002	$100	5,000	$50	96,258,774	$481,294

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2024 and 2023

(Continued)

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Compre- hensive Income	Total Dalrada Financial Corp’s Stockholders'	Non- controlling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2022	$1,066,925	–	$104,627,032	$(121,436,490)	$(50,673)	$(15,432,201)	$479,019	$(14,953,182)
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	1,077,332	–	–	1,111,397	–	1,111,397
Common stock issues pursuant to acquisitions	(175,000)	–	343,183	–	–	172,350	–	172,350
Stock based compensation	(175,000)	–	640,017	–	–	467,517	–	467,517
Net loss	–	–	–	(3,617,789)	–	(3,617,789)	447,613	(3,170,176)
Foreign currency translation	–	–	–	–	63,762	63,762	–	63,762
Balance at September 30, 2022	716,925	–	106,687,564	(125,054,279)	13,089	(17,234,964)	926,632	(16,308,332)
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	315,283	–	–	336,091	–	336,091
Common stock issues pursuant to acquisitions	(286,650)	–	356,234	–	–	75,459	–	75,459
Stock based compensation	–	–	901,721	–	–	901,721	–	901,721
Net loss	–	–	–	(4,413,018)	–	(4,413,018)	(69,147)	(4,482,165)
Foreign currency translation	–	–	–	–	(34,129)	(34,129)	–	(34,129)
Balance at December 31, 2022	430,275	–	108,260,802	(129,467,297)	(21,040)	(20,368,840)	857,485	(19,511,355)
Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	–	–	–	–	–	–
Common stock issued pursuant to acquisitions	(112,350)	–	146,100	–	–	36,667	–	36,667
Stock-based compensation	–	–	815,454	–	–	815,454	–	815,454
Net loss	–	–	–	(4,025,564)	–	(4,025,564)	(20,234)	(4,045,798)
Foreign currency translation	–	–	–	–	(137)	(137)	–	(137)
Balance at March 31, 2023	$317,925	$–	$109,222,356	$(133,492,861)	$(21,177)	$(23,542,420)	$837,251	$(22,705,169)

Balance at June 30, 2023	192,925	–	145,251,822	(141,729,009)	(50,848)	4,109,019	143,817	4,252,836
Common stock issued pursuant to acquisitions	(37,500)	–	36,596	–	–	269	–	269
Common stock issued pursuant to debt agreement	–	–	57,500	–	–	60,000	–	60,000
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,478	–	–	5,478	–	5,478
Stock-based compensation	–	–	1,109,642	–	–	1,109,642		1,109,642
Net loss	–	–	–	(4,816,242)	–	(4,816,242)	(21,894)	(4,838,136)
Foreign currency translation	–	–	–	–	85,208	85,208	–	85,208
Balance at September 30, 2023	155,425	–	146,461,038	(146,545,251)	34,360	553,374	121,923	675,297
Common stock issued pursuant to acquisitions	(26,500)	–	94,875	–	–	70,667	–	70,667
Common stock issued pursuant to debt agreement	–	–	170,500	–	–	173,000	–	173,000
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Common stock to be issued for private placement	604,000	–	–	–	–	604,000	–	604,000
Stock-based compensation	–	–	1,018,827	–	–	1,018,827	–	1,018,827
Net loss	–	–	–	(5,406,198)	–	(5,406,198)	(33,982)	(5,440,180)
Foreign currency translation	–	–	–	–	(39,026)	(39,026)	–	(39,026)
Balance at December 31, 2023	$732,925	$–	$147,750,988	$(151,951,449)	$(4,666)	$(3,019,608)	$87,941	$(2,931,667)
Conversion of related party notes to preferred stock	–	–	13,318,783	–	–	13,318,943	–	13,318,943
Common stock issued pursuant to consulting agreement	–	–	235,200	–	–	241,200	–	241,200
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Common stock issued pursuant to private placement	(604,000)	–	580,649	–	–	–	–	–
Stock-based compensation	–	–	1,077,390	–	–	1,077,390	–	1,077,390
Net loss	–	–	–	(2,882,820)	–	(2,882,820)	(24,787)	(2,907,607)
Foreign currency translation	–	–	–	–	19,373	19,373	–	19,373
Balance at March 31, 2024	$128,925	$–	$162,968,758	$(154,834,269)	$14,707	$8,760,226	$63,154	$8,823,380

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited interim consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,185,923)	$(11,698,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	620,676	530,177
Stock compensation	3,205,859	2,184,692
Stock consideration issued to vendor	474,200	–
Change in fair value of contingent consideration	477,072	181,009
Provision for credit losses	527,741	640,484
Gain on expiration of accrued tax liability	–	(2,090,978)
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	(6,077,304)	(2,787,677)
Other receivables	(859,709)	(218,817)
Inventories	(653,070)	(696,695)
Prepaid expenses and other current assets	780,979	128,542
Long-term receivables	49,013	26,889
Accounts payable	544,966	2,241,421
Long-term payables	(48,888)	(47,329)
Accounts payable and accrued liabilities - related parties	9,052,657	522,620
Accrued liabilities	278,429	(217,742)
Accrued payroll taxes, penalties and interest	–	35,242
Deferred revenue	(847,240)	1,191,593
Net cash used in operating activities	(5,660,542)	(10,074,709)
Cash flows from investing activities:
Purchase of property and equipment	(272,783)	(511,515)
Purchase of intangibles	–	(446,923)
Acquisition of business, net of cash	–	80,087
Net cash used in investing activities	(272,783)	(878,351)
Cash flows from financing activities:
Proceeds from related party notes payable	2,913,980	11,845,764
Repayments of related party notes payable	(428,924)	(752,256)
Net proceeds (repayments) from notes payable	2,565,040	346,910
Proceeds from private placement	604,000	–
Net cash provided by financing activities	5,654,096	11,440,418
Net change in cash and cash equivalents	(279,229)	487,358
Effect of exchange rate changes on cash	18	29,496
Cash and cash equivalents at beginning of period	812,806	772,062
Cash and cash equivalents at end of period	$533,595	$1,288,916

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$356,231	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$11,324,793	$–
Conversion of accounts payable-related parties to note payable-related parties	$1,993,990	$–
Common stock issued pursuant to business combination	$70,936	$–
Conversion of convertible note payable, accrued interest and premium into common stock	$–	$2,327,489
Warrants issued pursuant to acquisitions	$16,974	$–
Operating liabilities satisfied by related parties	$1,993,990	$–
Increase (Decrease) in right-of-use asset and liability	$(39,719)	$1,447,488

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Notes to the Unaudited interim consolidated Financial Statements

As of March 31, 2024

1.	Organization and Nature of Operations

Moving the world forward takes bold resolve that turns ideas into actions and builds real-time solutions that positively impact people and the planet. Dalrada accelerates positive change for current and future generations by harnessing true potential and developing products and services that become transformative innovations.

Dalrada Financial Corporation, (“Dalrada” or the “Company”), was incorporated in September 1982 under the laws of the State of California. It was reincorporated in May 1983 under the laws of the State of Delaware and reincorporated again on May 5, 2020, under the laws of the state of Wyoming. Dalrada Financial Corporation trades under the symbol, OTCQB: DFCO.

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

Genefic Specialty Pharmacy (“Genefic Pharmacy”)- Genefic Pharmacy (formerly Watson Rx Solutions) is an Alabama-based pharmacy with more than 30 years of experience in the retail medical and pharmaceutical industries. Genefic Pharmacy specializes in providing expert care and managing disease states through comprehensive prescription management, education, nursing, and total health solutions. Genefic Pharmacy maintains pharmacy licenses in all 50 States as well as Washington D.C.

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

Dalrada Career Institute (“DCI”) (aka International Health Group (“IHG”)) - IHG provides highly trained nursing and medical assistants for hospitals and home health facilities since 2006. IHG Medical Assistant programs include Certified Nursing Assistant (“CNA") and Home Health Aide (“HHA”) training and the fast-track 22-Day CNA Certification Program at its state-approved testing facility. DCI started its first RN, nursing class in February of 2024 and this first class will be completed in December 2024. It is the intent of DCI to double their class size when they begin their second class in 2025.

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

Dalrada Technology Limited (“DTL”) - DTL is a holding company for all United Kingdom and European based Dalrada Climate Technology entities.

Likido Ltd. (“Likido”) - Likido is an international engineering company developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and expected enhancement of quality of life through the provision of low-carbon heating and cooling systems. Likido’s products currently include the DCT One Heat Pumps (formerly Likido®ONE) and DCT Cryo Chiller.

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

Dalrada Home Corporation (“Dalrada Home”)- Dalrada Home Corporation was established in February of 2024. Dalrada Home’s cutting-edge sustainability solutions are designed specifically for residential purposes. Our home heat pumps help us lead the way in providing innovative climate technology products and services to residential customers.

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

Dalrada Precision Parts (“Precision”) - Precision extends the client its engineering and operations team by helping devise unique manufacturing solutions tailored to their products. Dalrada Precision can enter at any stage of the product lifecycle from concept and design to mass production and logistics.

Deposition Technologies (“DepTec”) - DepTec designs, develops, manufactures, and services chemical vapor and physical vapor deposition systems for the microchip and semiconductor industries.

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

Ignite I.T. (“Ignite”) - Ignite is a manufacturer and seller of eco-friendly deep cleaners, parts washers and degreasers that are specially formulated to lift hydrocarbon-based dirt and grease from virtually all surfaces with minimal effort. Ignite products are non-flammable, non-corrosive, non-toxic, butyl-free, water-based, and leave a light citrus scent. Ignite is developed for all surfaces suitable for water and meets or exceed the most stringent industry-testing specifications.

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

Prakat (“Prakat”) - Prakat is an ISO 9001-certified company that provides end-to-end technology services across various industries, improving the value chain. The Company specializes in test engineering, accessibility engineering, product engineering, application modernization, billing and revenue management, CRM, and block chain. Prakat provides global customers with software and technology solutions specializing in Test Engineering, Accessibility Engineering, Product Engineering and Application Modernization.

Dalrada Corporate

Dalrada Corporate covers the activities which support the entire suite of Dalrada subsidiaries. Dalrada Corporate includes the areas of administration, finance, human resources, legal advice, information technology, and marketing. It also contains executive management and shareholder-related services.

Going Concern

These unaudited interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, its ability to identify future investment opportunities, obtain the necessary debt or equity financing, and generate profitable operations. The Company had net losses of approximately $13.1 million, accumulated deficit of $154.8 million and net cash used in operations of $5.7 million for the nine months ended March 31, 2024. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by US GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, balances are expressed in U.S. dollars. These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2023 (the “2023 Annual Audited Financials"), included in the Company’s Annual Report on Form 10-K filed with the SEC on October 19, 2023 (the "Form 10-K”). The results of operations as of and for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the 2024 full year or any future periods. The accompanying consolidated balance sheet as of June 30, 2023 has been derived from the audited consolidated balance sheet as of June 30, 2023 contained in the 2023 Annual Audited Financials included in the Form 10-K.

(b)	Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.

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

The preparation of these unaudited interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the revenue, valuation of inventory, valuation of acquired assets and liabilities, variables used in the computation of share-based compensation, litigation, contingent consideration, and evaluation of goodwill and intangible assets for impairment.

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

During the nine months ended March 31, 2024 and 2023, healthcare insurers, government payers and OTC pharmaceutical sales accounted for over 64%, and 28% of total revenues, respectively. Also, healthcare insurers, government payers and OTC pharmaceutical sales amounted to total revenues of $14,012,544 and $5,567,245 for the nine months ended March 31, 2024 and 2023, respectively. The accounts receivable related to both healthcare insurers and government payers is $8,670,069 and $1,499,415 as of March 31, 2024 and June 30, 2023, respectively.

As of March 31, 2024 and June 30, 2023, $612,803 and $829,239 is owed by customers from the sale of DCT One units, respectively.

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

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	–	–	$4,691,794	$4,691,794
	$–	$–	$4,691,794	$4,691,794

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	–	–	$4,285,389	$4,285,389
	$–	$–	$4,285,389	$4,285,389

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

Changes in contingent consideration liability during the nine months ended March 31, 2024 and the year ended June 30, 2023, are as follows:

Contingent Consideration Liability
Balance as of June 30, 2022	$4,870,800
Change in fair value	(585,411)
Balance as of June 30, 2023	$4,285,389

Contingent Consideration Liability
Balance as of June 30, 2023	$4,285,389
Change in fair value	477,072
Common stock issuance	(70,667)
Balance as of March 31, 2024	$4,691,794

(f)	Convertible Instruments

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

The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments) as follows. The Company records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the shares. There was no derivative liability as of March 31, 2024.

(g)	Accounts Receivable

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for expected credit losses is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2024, and June 30, 2023, the Company had an allowance for expected credit losses of $557,401 and $2,430,615 respectively.

Genefic Pharmacy, Boost, and Pala have a standardized approach to estimate the amount of consideration that we expect to be entitled to for its pharmaceutical revenue, and COVID-19 testing including the impact of contractual allowances (including payer denials), and patient price concessions. The Company principally estimates the allowance for credit losses by pool based on historical collection experience, the current credit worthiness of the customers, current economic conditions, expectations of future economic conditions and the period of time that the receivables have been outstanding. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates.

(h)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of the nine months ended March 31, 2024, and year ended June 30, 2023, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions. No reserve was established as of March 31, 2024 and June 30, 2023.

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

Certain acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. The fair value of the contingent consideration increased by $289,400 and $477,072 to a balance of $4,691,794 during the three and nine months ended March 31, 2024, respectively.

In December 2023, the Company issued 333,333 shares of common stock related to the acquisition of DepTec (SSCe) for $70,667.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of June 30, 2023, there were quantitative factors that indicated goodwill was impaired in the amount of $433,556. During the nine months ended March 31, 2024, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of the qualitative impairment assessment performed, the Company did not recognize goodwill impairment.

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

The Company’s revenue is primarily derived from the sales of its products, which represents net sales recorded in the Company’s Consolidated Statements of Operations. Product sales are recognized at a point in time when performance obligations under the terms of the contract with the customer are satisfied. Typically, this would occur upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. The Company measures revenue as the amount of consideration to which it expects to be entitled in exchange for transferring goods (transaction price). The Company records reductions to revenue for estimated customer returns, allowances, markdowns, and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances is inherently uncertain and may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it will record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Reserves for returns and markdowns are included within accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Allowance and discounts are recorded in accounts receivable, net and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets in the Consolidated Balance Sheets.

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of March 31, 2024 or June 30, 2023.

Net revenues from Pharmaceutical sales and COVID-19 testing accounted for over 64% and 28% of the Company’s total net revenues for the nine months ended March 31, 2024 and nine months ended March 31, 2023, respectively, and primarily comprised of a high volume of relatively low-dollar transactions. Pala and Boost, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered at a point in time. Genefic Pharmacy directly bills patients as well as insurers and government agencies. Pala and Boost do not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

DES recognizes service revenue on energy savings contracts where it provides design, engineering and equipment upgrades to obtain energy savings through Environmental, Social, and Governance (“ESG”) targets. DES recognizes revenue through two performance obligations: 1) the Energy Savings Report (point in time); and 2) functional IP license (point in time with a significant financing component and royalty and variable consideration constraint). Up to and upon completion of an energy savings project, DES calculates the monthly energy savings based on prior and current energy consumption totals. Upon completion of a project, the customer pays monthly fixed payments which represents a financing component. DES recognized monthly interest income and “royalty” revenue when the constraint from the energy savings percentage is known. DES records revenue at a point in time as it provides additional management, consulting, and other services as they are incurred.

DepTec and Bothof recognize service revenues at a point in time using a cost-based input method, by which we use actual costs incurred relative to the total estimated contract costs to determine, as a percentage, progress toward contract completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The unbilled portion in excess of costs incurred is reflected as an other receivable in the Company’s Consolidated Balance Sheets.

The Company also earns service revenue from its other subsidiaries, including information technology and consulting services via Prakat, educational programs, and courses via DCI, management services for Genefic Wellness Group, and custom parts manufacturing for Dalrada Precision Parts. For Prakat, Genefic Wellness Group and Dalrada Precision Parts, revenues are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project or product, which represents transfer of control to the customer. For DCI, service revenues are recognized over the course of a semester while services are performed.

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Product sales - third parties	$8,629,380	$2,878,093	$16,426,566	$5,390,857
Product sales - related party	–	1,336	140	75,335
Service revenue - third parties	1,151,582	6,412,712	3,335,262	12,676,075
Service revenue - related party	524,829	182,552	1,639,665	843,313
Total revenue	$10,305,791	$9,474,693	$21,401,633	$18,985,580

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31,	June 30,
	2024	2023
Accounts receivable, net	$9,841,425	$4,453,104
Accounts receivable, net – related parties	909,279	752,348
Long-term receivables	20,756	41,722
Long-term receivables – related parties	1,146,064	1,173,893
Deferred revenue	471,423	1,337,259

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Product sales	$4,014,290	$1,617,124	$8,749,074	$3,320,438
Service revenue	1,580,048	4,995,556	4,968,488	8,603,702
Total cost of revenue	$5,594,338	$6,612,680	$13,717,562	$11,924,140

(o)	Advertising

Advertising costs are expensed as incurred. During the three months ended March 31, 2024 and 2023, advertising expenses were approximately $55,265 and $75,235, respectively. During the nine months ended March 31, 2024 and 2023, advertising expenses were approximately $144,185 and $275,846, respectively.

(p)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended March 31, 2024 and 2023, stock-based compensation was $1,077,390 and $815,454, respectively. During the nine months ended March 31, 2024 and 2023, stock-based compensation expense was $3,205,859 and $2,184,692, respectively

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. During the three and nine months ended March 31, 2024, and 2023, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

(s)	Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company’s Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity (Deficit). Net loss attributable to non-controlling interests are reflected separately from consolidated net loss in the Consolidated Statements of Comprehensive Loss and Consolidated Statements of Changes in Stockholders’ Equity (Deficit). Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

As of March 31, 2024, and June 30, 2023, non-controlling interests pertained to the Company’s Dalrada Morocco, Prakat and Pala subsidiaries in the amount of 67.0%, 25.4%, and 48.0%, respectively.

(t)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the periods using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the periods is used in determining the number of shares assumed to be purchased from the exercise of warrants.

The weighted average number of common stock equivalents related to cashless warrants of 67,017,134 and 0, was not included in diluted loss per share, because the effects are antidilutive, for the nine months ended March 31, 2024 and 2023, respectively.

There were no adjustments to the numerator during the three and nine months ended March 31, 2024 and 2023.

(u)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company had a full valuation allowance at March 31, 2024 and June 30, 2023

(v)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited interim consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(w)	Reclassification

During the three months ended March 31, 2024, the company reclassified $3,851 of additional paid in capital to common stock par value and $604,000 from additional paid in capital and common stock par value to common stock to be issued. The reclassification had no impact on total operating costs, loss from operations, net loss, earnings per share or total equity.

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

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of October 17, 2022:

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

The Company has made a preliminary allocation of the purchase price regarding the asset acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of March 1, 2023:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$9,108
Deposits	13,536
Prepaids	24,666
Furniture and Fixtures	64,533
Trade name	206,336
Loan Payable	(249,204)
Purchase price consideration	$68,975

Trade name is amortized on a straight-line basis over two years.

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of March 31, 2024 and June 30, 2023:

	March 31,	June 30,
	2024	2023
Raw materials	$955,568	$658,175
Work-in-progress	1,218,522	708,007
Finished goods	579,118	712,510
	$2,753,208	$2,078,692

Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2024 and June 30, 2023:

	March 31,	June 30,
	2024	2023
Machinery and equipment	$1,603,545	$1,448,556
Leasehold improvements	409,480	208,689
Computer and office equipment	470,003	426,162
Construction in progress	–	249,613
	2,483,028	2,333,020
Less: Accumulated depreciation	(1,057,200)	(856,938)
	$1,425,828	$1,476,082

Depreciation expense of $323,114 and $265,749 for the nine months ended, and $170,688 and $94,331 for the three months ended, March 31, 2024, and 2023, respectively, were included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Intangible Assets, Net

Intangible assets, net consisted of the following as of March 31, 2024:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2023	$693,385	$1,064,000	$1,244,480	$535,547	$813,479	$4,350,891
Additions	–	–	–	–	–	–
Balance: March 31, 2024	693,385	1,064,000	1,244,480	535,547	813,479	4,350,891

Less: Accumulated amortization
Balance: June 30, 2023	(172,230)	(55,378)	(153,770)	(54,595)	(56,832)	(492,805)
Additions	(52,005)	(42,893)	(78,843)	(75,451)	(48,370)	(297,562)
Balance: March 31, 2024	(224,235)	(98,271)	(232,613)	(130,046)	(105,202)	(790,367)

Net book value: March 31, 2024	$469,150	$965,729	$1,011,867	$405,501	$708,277	$3,560,524

Amortization expense of $297,562 and $264,428 for the nine months ended, and $94,299 and $87,334 for the three months ended, March 31, 2024, and 2023, respectively, were included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

6.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on March 31, 2024 and June 30, 2023:

March 31, 2024
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$–	$–
Related entity 2	304,684	–
Related entity 3	–	–
Related entity 4	333,004	–
Related entity 5	–	–
Related entity 6	–	–
	$637,688	$–

	June 30, 2023
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$1,380,672	$3,038
Related entity 2	126,864	–
Related entity 3	105,000	–
Related entity 4	50,074	–
Related entity 5	–	–
Related entity 6	237,473	11,144
	$1,900,083	$14,182

The following is a summary of current and long-term notes payable – related parties as of March 31, 2024 and June 30, 2023:

	March 31, 2024
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$–	$–
Related entity 2	–	304,684	304,684
Related entity 3	–	–	–
Related entity 4	–	333,004	333,004
Related entity 5	–	–	–
Related entity 6	–	–	–
	$–	$637,688	$637,688

	June 30, 2023
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$1,380,672	$1,380,672
Related entity 2	–	126,864	126,864
Related entity 3	–	105,000	105,000
Related entity 4	14,132	35,942	50,074
Related entity 5	–	–	–
Related entity 6	237,473	–	237,473
	$251,605	$1,648,478	$1,900,083

All notes dated December 31, 2022, and prior are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020, to December 30, 2022. All notes dated after December 31, 2022, are unsecured, bear interest at 8% per annum, and are due 1095 days from the date of issuance. Each related party has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The Company has not received any notices of default or demands for payment. All notes are unsecured and those which are past-due are due on demand. As of March 31, 2024 and June 30, 2023, total accrued interest for Notes Payable-Related Parties was $0 and $14,182, respectively. The Company recorded interest expense from Notes Payable-Related Party for the nine months ended March 31, 2024, and 2023, of $220,496 and $605,156, respectively.

Related entity 6 carries an annual interest rate of 30% and is collateralized by the accounts receivable of Watson Rx. Related entity 4 has multiple loans which include interest rates at 3%, 8% and 10% and are not collateralized.

	March 31,	June 30,
	2024	2023
Current portion	$1,733,071	$439,562
Long-term portion	2,281,129	1,011,395
Total	$4,014,200	$1,450,957

Notes Payable

Pacific Stem and DCI’s Economic Injury Disaster Loans (“EIDL”) loans, dated June 7, 2020 and May 10, 2020, respectively, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loans attach collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The balance of Pacific Stem’s EIDL is $149,900 as of March 31, 2024 and June 30, 2023, respectively. The balance of DCI’s EIDL is $141,228 and $147,807 as of March 31,2024 and June 30, 2023, respectively. The EIDL loans are technically in default as a result of a change in ownership without the Small Business Administration (“SBA”) prior written consent. The Company has contacted the SBA regarding the transfer of ownership documentation and has not yet finalized the transfer of ownership of the EIDL loans.

Likido’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $27,321 and $36,475 as of March 31, 2024 and June 30, 2023, respectively.

Watson has a loan totaling $96,436 and $320,709 as of March 31, 2024 and June 30, 2023, respectively, which includes an interest rate of 5% with a maturity date of April 29, 2025. The loan is collateralized by personal property and includes monthly payments in the amount of $2,656, with a balloon payment at the maturity date in the amount of $96,436. Watson renewed a loan on June 26, 2023, for $176,836, which includes an interest rate equal to the Wall Street Journal Prime Rate, or 8.5% and 8.25% as of March 31, 2024 and June 30, 2023, respectively, and has a maturity date of June 26, 2024. The loan is collateralized by the accounts receivable of Watson and includes four payments of $46,838.

On July 25, 2023, Genefic Inc. entered into an agreement with OnPoint LTB, LLC, for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan, with interest only for 6 months, then amortizing over 18 months down to 50%, with the remaining 50% of the balance due at the end of term. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. Genefic borrowed the first installment of $1,200,000 at the time of closing and the remaining $800,000 was borrowed on October 4, 2023. As part of the loan origination fee, the Company issued 500,000 shares of its common stock. The transaction includes a debt discount of $189,971 which is amortized using an effective interest method over a 24-month period. The net balance of the loan is $1,713,034 as of March 31, 2024.

On January 4, 2024, Genefic Specialty Rx, Inc. executed a revenue purchase agreement for $350,000, which includes a 17% purchase percent and a total purchased amount of $507,500 at the end of the term. The agreement includes a $10,500 underwriting fee and a $10,500 origination fee.

On January 22, 2024, Genefic Specialty Rx, Inc. executed a loan and security agreement whereby Genefic Specialty Rx, Inc. can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum draw down of 1,250,000. The agreement includes a $5,000 expense deposit.

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

The total debt discounts related to the convertible notes were $1,659,442 and amortized using a straight-line method over a fifteen-month period. During the quarter ended March 31, 2024, and 2023, the Company amortized $0 and $406,932 of debt discount, incurred interest expense of $0 and $13,226, and accrued interest of $0 and $4,965, respectively.

The total redemption premiums related to the convertible notes were $600,000 and amortized using a straight-line method over a 10-month period, starting in May 2022. During the nine months ended March 31, 2024, and 2023, the Company paid redemption premiums related to cash of $0 and $120,000, and stock of $0 and $120,000, respectively. In addition, the Company recorded accretion of $0 and $180,000 related to interest expense, respectively.

During the nine months ended March 31, 2024, and 2023, the Company redeemed cash of $0 and $600,000, and debentures of $0 and $300,000, respectively.

The net balance of the convertible note was $0 as of March 31, 2024, and June 30, 2023.

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

On March 29, 2024, $13,318,783 of related party debt principal and interest related to promissory notes issued by the Company, with the option for conversion, was converted into 15,951 shares of Series I Convertible Preferred Stock (“Series I Stock”). The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share).

8.	Related Party Transactions

During the three months and nine months ended March 31, 2024, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $1,059,600 and $2,913,980 respectively. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

As of March 31, 2024 and June 30, 2023 amounts included within accounts payable and accrued liabilities – related parties for related party expenses was $254,295 and 547,949, respectively.

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Dalrada Health	$–	$1,336	$–	$75,335
Dalrada Energy Services	5,165	11,379	10,207	40,871
Ignite	–	–	140	–
Prakat	–	15,000	15,000	20,000
Bothof Brothers	519,664	156,173	1,614,458	782,442
	$524,829	$183,888	$1,639,805	$918,648

See Notes 6, 7, 9, 10, and 11 for additional related party transactions.

9.	Preferred Stock

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

On March 29, 2024, $13,318,783 of related party debt principal and interest related to promissory notes issued by the Company, with the option for conversion, was converted into 15,951 shares of Series I Convertible Preferred Stock (“Series I Stock”). The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share). The Series I Stock does not have voting rights.

There were various related party debt convertible notes that occurred during 2024 and 2023 (see “Note 7. Convertible Note Payable – Related Parties” for more information).

In January 2024, the Company confirmed 100,000 preferred shares authorized.

10.	Stockholders’ Equity

Common Stock Transactions – Fiscal 2024

In July 2023, the Company issued 500,000 shares of common stock pursuant to a loan agreement for $60,000.

In July 2023, the Company issued 109,637 shares of common stock pursuant to the Stock Purchase Agreement with Prakat Solutions Inc. for $14,413.

In September 2023, the Company issued 125,000 shares of common stock related to the acquisition of Watson for $37,500.

In October 2023 the company issued 500,000 shares of common stock pursuant to a loan agreement for $173,000.

In December 2023, the Company issued 125,000 shares of common stock related to the acquisition of Watson for $26,500.

In December 2023, the Company issued 333,333 shares of common stock related to the acquisition of DepTec (SSCe) for $70,667.

In January 2024, the Company reduced the number of authorized shares from 1,000,000,000 to 500,000,000.

In February 2024, the Company issued 4,666,665 shares of common stock related to a Company conducted private placement for $604,000.

In February 2024, the Company issued 1,200,000 shares of common stock pursuant to consulting agreements resulting in $241,200 in consultancy fees. The fair value of these shares was based upon the quoted closing trading price.

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

In September 2022 and December 2022, the Company issued a total of 175,000 shares of common stock related to the acquisition of Pacific Stem Business.

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

On October 7, 2022, the Company issued 3,000,000 cashless warrants to the selling shareholder of Bothof in connection with acquisition of Bothof. The warrants vest over a 24-month period and hold an exercise price of $0.15 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $1.26 per share, or $5,101,223 which was calculated using the Fair Value method. The cashless warrants are contingent on the selling shareholder’s continued employment with the Company; therefore, it is treated as stock-based compensation expense and recognized ratably over a 24-month period.

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

On January 30, 2024, the Company authorized and issued 5,455,000 cashless warrants to various employees and consultants of the company. A total of 3,250,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.20 per share. A total of 1,875,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.12 per share. A total of 80,000 cashless warrants vest over a 30-month period and hold an exercise price of $0.20 per share. A total of 250,000 cashless warrants vest over a 12-month period and hold an exercise price of $0.20 per share.

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2022	12,025,000	–	8.82
Granted	33,426,134	$0.29
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2023	45,451,134	$0.33	8.83
Granted	21,566,000	$0.14
Exercised	–	–
Forfeited	(9,286,111)	–
Outstanding - March 31, 2024	57,731,023	$0.26	8.55
Exercisable - March 31, 2024	34,013,575	$0.32	8.08

During the nine months ended March 31, 2024 and 2023, stock-based compensation was $3,205,859 and $2,184,692, respectively. Total unrecognized compensation cost of non-vested warrants was $4,144,808 on March 31, 2024, which will be recognized through fiscal year ending June 30, 2026.

12.	Segment Reporting

Segment information for the three and nine months ended March 31, 2024, and 2023 is as follows:

	Three Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$8,633,807	$1,000,419	$303,406	$368,159	$–	$10,305,791
Income (Loss) from Operations	2,709,652	(1,218,637)	(106,814)	(47,191)	(3,626,742)	(2,289,732)

	Three Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,792,799	$2,479,876	$1,692,136	$509,882	$–	$9,474,693
Income (Loss) from Operations	196,516	(1,020,232)	(166,798)	160,016	(2,808,722)	(3,639,220)

	Nine Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$14,867,749	$3,023,814	$2,438,030	$1,072,040	$–	$21,401,633
Income (Loss) from Operations	1,821,369	(3,597,922)	(409,239)	(153,521)	(9,247,889)	(11,587,202)

	Nine Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$9,220,417	$4,232,134	$3,866,848	$1,666,181	$–	$18,985,580
Income (Loss) from Operations	(764,615)	(593,057)	(1,790,160)	95,654	(8,325,309)	(11,377,487)

Geographic Information

The following table presents revenue by country:

	Nine Months Ended
	March 31,
	2024	2023
United States	$19,167,258	$16,157,623
Scotland	1,288,443	1,539,371
Spain	125,260	–
India	820,672	1,288,586
	$21,401,633	$18,985,580

The following table presents inventories by country:

	March 31,	June 30,
	2024	2023
United States	$833,985	$584,330
Scotland	1,919,223	1,494,362
	$2,753,208	$2,078,692

The following table presents property and equipment, net, by country:

	March 31,	June 30,
	2024	2023
United States	$1,226,222	$1,284,834
Scotland	137,319	182,657
Spain	56,064	–
India	6,223	8,591
	$1,425,828	$1,476,082

13.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the three and nine months ended March 31, 2024, management determined that there were no variable lease costs.

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

In January 2022, the Company’s DCI subsidiary entered into a five-year and 5-month lease agreement to lease a medical office space in Chula Vista, California. The Company recognized a right of use asset and liability of $287,345 and used an effective borrowing rate of 3.0% within the calculation.

In May 2022, the Company’s DCI subsidiary entered into a six-year and 3-month lease agreement to lease an office space in San Diego, California. The Company recognized a right of use asset and liability of $919,722 and used an effective borrowing rate of 4.0% within the calculation.

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

The following are the expected maturities of lease liabilities for operating leases as of March 31, 2024, including the total amount of imputed interest related:

Fiscal Year Ended June 30,
Remainder 2024	$381,517
2025	1,438,631
2026	1,351,056
2027	1,232,920
2028	430,907
Thereafter	32,627
Total lease payments	4,867,658
Less: imputed interest	(414,689)
Present value of lease liability	$4,452,969

Other information related to operating leases as of March 31, 2024 and June 30, 2023, respectively, were as follows:

	March 31, 2024	June 30, 2023
Weighted average remaining lease term - years	3.35	4.09
Weighted average discount rate	6.85%	6.74%

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

In September 2023, Kroger Specialty Pharmacy LLC (“Kroger”) filed lawsuits/preliminary injunctions against Genefic Specialty Pharmacy and two of its employees who were former employees of Kroger. The lawsuits were filed in Tennessee and Alabama, respectively. The basis for the injunction arose from a non-compete clause in the contract between the two employees and a company which was later acquired by Kroger. In April 2024, the Court in the Tennessee case granted the preliminary injunction on the Tennessee employee. The Alabama case has not yet been ruled on and is expected to be heard in May 2024.

14.	Subsequent Events

On April 2, 2024, the Company issued 125,000 shares of common stock as part of the consideration for the acquisition of Watson RX Solution, Inc.

On April 2 and April 16, 2024, the Company issued a total of 666,666 shares of common stock as part of the consideration for the acquisition of DepTec.

On April 5, 2024, Genefic Specialty Rx, Inc. executed a loan and security agreement whereby Genefic Specialty Rx, Inc. can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum draw down of $2,300,000. On April 5, 2024, Genefic Specialty Rx, Inc. drew a total of $800,000 on the loan.

On April 9, 2024, the Company executed a Promissory Note for $172,5000, which includes an original issue discount of $22,500 and $6,000 in closing expenses. The Promissory Note carries an interest rate of 14% per annum and a 10-month term.

On April 29, 2024, the Company executed a revenue purchase agreement for $600,000, which includes a $6,000 underwriting fee, $6,000 origination fee and $50 wire fee. The term of the agreement is 42 weeks and includes a total payback of $798,025.

On May 7, 2024 (“Purchase Date”), the Company’s subsidiary, Genefic Infusion RX, Inc., executed a Membership Purchase Agreement to acquire 100% of IV Services, LLC (“IV Services”) with a purchase price of $500,000 plus the cost of inventory as of the Purchase Date. IV Services is a pharmacy business which provides goods and services, including home infusion services in the parishes of Orleans, Jefferson, St. Bernard, Plaquemines, St. Tammany, St. Charles, St. John the Baptist, Iberville and Pointe Coupe, Louisiana. IV Services holds pharmacy license in both Louisiana and Mississippi.  The Company will not assume any liabilities as of the Purchase Date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of Dalrada Financial Corporation for the Three and nine months ended March 31, 2024, and 2023.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $2,907,607 and $13,185,923 during the three and nine months ended March 31, 2024, respectively. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$8,633,807	$1,000,419	$303,406	$368,159	$–	$10,305,791
Income (Loss) from Operations	2,709,652	(1,218,637)	(106,814)	(47,191)	(3,626,742)	(2,289,732)

	Three Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,792,799	$2,479,876	$1,692,136	$509,882	$–	$9,474,693
Income (Loss) from Operations	196,516	(1,020,232)	(166,798)	160,016	(2,808,722)	(3,639,220)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended March 31, 2024, was $8,633,807 compared with revenue of $4,792,799 during the three months ended March 31, 2023, an increase of 80.1%. The increase in revenues was primarily attributable to the increased activity for Genefic Specialty Pharmacy (formerly Watson).

Dalrada Climate Technology:

Revenues for the three months ended March 31, 2024, was $1,000,419 compared with revenue of $2,479,876 during the three months ended March 31, 2023, a decrease of $1,479,457, or 59.7%. The decrease is due to the reduced activity in the Averett University project when comparing the three months ended March 31, 2024 and 2023 respectively.

Dalrada Precision Manufacturing:

Revenues for the three months ended March 31, 2024, was $303,406 compared with revenue of $1,692,136 during the three months ended March 31, 2023, a decrease of $1,388,730, or 82.1%. The decrease in revenue is primarily attributable to the decreased sales activity in the Precision Parts sector.

Dalrada Technologies:

Revenues for the three months ended March 31, 2024, was $368,159 compared with revenue of $509,882 during the three months ended March 31, 2023, a decrease of $141,723, or 27.8%. The decrease in revenue was a result of completing customer contracts while not entering into larger, new contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the three months ended March 31, 2024, was $4,127,905 compared to cost of revenues of $2,596,376 during the three months ended March 31, 2023, an increase of $1,531,529, or 59.0%. The increase in cost of revenues was primarily a result of an increase in lower margin pharmaceutical sales related to Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Cost of Revenues for the three months ended March 31, 2024, was $1,105,979, compared to cost of revenues of $2,918,601 during the three months ended March 31, 2023, a decrease of $1,812,622, or 62.1%. The decrease is due to the reduced activity in the Averett University project when comparing the three months ended March 31, 2024 and 2023 respectively.

Dalrada Precision Manufacturing:

Cost of Revenues for the three months ended March 31, 2024, was $150,022 compared to cost of revenues of $936,415 during the three months ended March 31, 2023, a decrease of $786,415, or 84.0%. The decrease in cost of revenue is due to the decreased activity for the Dalrada Precision Parts sales.

Dalrada Technologies:

Cost of Revenues for the three months ended March 31, 2024, was $210,432 compared to cost of revenues of $161,266 during the three months ended March 31, 2023, an increase of $49,166 or 30.5%. The increase in cost of revenues was primarily a result of the higher cost of labor.

Operating Expenses

Genefic:

Operating expenses for the three months ended March 31, 2024, was $1,796,250 compared to operating expenses of $1,999,907 during the three months ended March 31, 2023, a decrease of $203,657 or 10.2%. The decrease in operating expenses was the result of the decrease in legal and professional fees incurred.

Dalrada Climate Technology:

Operating expenses for the three months ended March 31, 2024, was $1,113,077 compared to operating expenses of $581,507 during the three months ended March 31, 2023, an increase of $531,570, or 91.4%. The increase in operating expenses was a result of the integration of the Bothof Brothers and Dalrada Technology Spain to the segement during the three months ended March 31, 2024.

Dalrada Precision Manufacturing:

Operating expenses for the three months ended March 31, 2024 was $260,198 compared to operating expenses of $922,497 during the three months ended March 31, 2023, a decrease of $662,299 or 71.8%. The decrease in operating expenses was a result of decreased legal and professional fees incurred.

Dalrada Technologies:

Operating expenses for the three months ended March 31, 2024 was $204,918 compared to operating expenses of $188,600 during the three months ended March 31, 2023, an increase of $16,318, or 8.7%. The increase in operating expenses was primarily attributable to the increase in miscellaneous operating expenses.

Corporate:

Operating expenses for the three months ended March 31, 2024 was $3,626,742 compared to operating expenses of $2,808,722 during the three months ended March 31, 2023, an increase of $818,020, or 29.1%. During the three months ended March 31, 2024 and 2023, the Company recorded stock compensation expense of $1,077,390 and $815,454, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $347,317 and $314,319 for the three months ended March 31, 2024 and 2023, respectively.

Net Income (Loss)

Net loss for the three months ended March 31, 2024 was $2,907,607 compared to net loss of $4,045,935 for the three months ended March 31, 2023.

Nine Months Ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$14,867,749	$3,023,814	$2,438,030	$1,072,040	$–	$21,401,633
Income (Loss) from Operations	1,821,369	(3,597,922)	(409,239)	(153,521)	(9,247,889)	(11,587,202)

	Nine Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$9,220,417	$4,232,134	$3,866,848	$1,666,181	$–	$18,985,580
Income (Loss) from Operations	(764,615)	(593,057)	(1,790,160)	95,654	(8,325,309)	(11,377,487)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the nine months ended March 31, 2024, was $14,867,749 compared with revenue of $9,220,417 during the nine months ended March 31, 2023, an increase of $5,647,332, or 61.2%. The increase in revenues was primarily attributable to the increase in activity for Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Revenues for the nine months ended March 31, 2024, was $3,023,814 compared with revenue of $4,232,134 during the nine months ended March 31, 2023, a decrease of $1,208,320, or 28.6%. The decrease in revenue was primarily attributable to the reduction in activity at Dalrada Energy Services.

Dalrada Precision Manufacturing:

Revenues for the nine months ended March 31, 2024, was $2,438,030 compared with revenue of $3,866,848 during the nine months ended March 31, 2023, a decrease of $1,428,818, or 37.0%. The decrease in revenues was primarily attributable to the reduction in activity for Dalrada Precision Parts. .

Dalrada Technologies:

Revenues for the nine months ended March 31, 2024, was $1,072,040 compared with revenue of $1,666,181 during the nine months ended March 31, 2023, a decrease of $594,141, or 35.7%. The decrease in revenue was a result of completing customer contracts while not entering into larger, new contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the nine months ended March 31, 2024, was $8,221,867 compared to cost of revenues of $4,859,485 during the nine months ended March 31, 2023, an increase of $3,362,382, or 69.2%. The increase in cost of revenues was primarily a result of an increase in lower margin pharmaceutical sales related to Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Cost of Revenues for the nine months ended March 31, 2024, was $3,351,694, compared to cost of revenues of $3,633,781 during the nine months ended March 31, 2023, a decrease of $282,087, or 7.8%. The decrease in cost of revenues was primarily a result of the reduction in activity for Dalrada Energy Services.

Dalrada Precision Manufacturing:

Cost of Revenues for the nine months ended March 31, 2024, was $1,477,562 compared to cost of revenues of $2,441,904 during the nine months ended March 31, 2023, a decrease of $964,342, or 39.5%. The decrease in cost of revenue is due to decrease activity for Dalrada Precision Parts.

Dalrada Technologies:

Cost of Revenues for the nine months ended March 31, 2024, was $666,439 compared to cost of revenues of $988,970 during the nine months ended March 31, 2023, a decrease of $322,531 or 32.6%. The decrease in cost of revenues was primarily a result of the decrease in sales volume for the period.

Operating Expenses

Genefic:

Operating expenses for the nine months ended March 31, 2024, was $4,824,513 compared to operating expenses of $5,125,547 during the nine months ended March 31, 2023, a decrease of $301,034, or 5.9%. The decrease in operating expenses was the result of a decrease in legal and professional fees incurred.

Dalrada Climate Technology:

Operating expenses for the nine months ended March 31, 2024, was $3,270,042 compared to operating expenses of $1,191,410 during the nine months ended Marchr 31, 2023, an increase of $2,078,632, or 174.5%. The increase in operating expenses was a result an increase in salaries and wages due to expansions to Spain and the continued growth of Bothof Brothers.

Dalrada Precision Manufacturing:

Operating expenses for the nine months ended March 31, 2024 was $1,369,707 compared to operating expenses of $3,215,104 during the nine months ended March 31, 2023, a decrease of $1,845,397, or 57.4%. The decrease in operating expenses was a result of decreased legal and professional fees incurred.

Dalrada Technologies:

Operating expenses for the nine months ended March 31, 2024 was $559,122 compared to operating expenses of $581,557 during the nine months ended March 31, 2023, a decrease of $22,435, or 3.9%. The decrease in operating expenses was primarily attributable to the decrease in various miscellaneous expenses.

Corporate:

Operating expenses for the nine months ended March 31, 2024 was $9,247,889 compared to operating expenses of $8,325,309 during the nine months ended March 31, 2023, an increase of $922,580, or 11.1%. During the nine months ended March 31, 2024 and 2023, the Company recorded stock compensation expense of $3,205,859 and $2,184,692, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $674,470 and $2,207,049 for the nine months ended March 31, 2024 and 2023, respectively.

Net Income (Loss)

Net loss for the nine months ended March 31, 2024 was $13,185,923 compared to net loss of $11,698,139 for the nine months ended March 31, 2023.

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

As of March 31, 2024, we maintained a cash and cash equivalents balance of $533,595 with a working capital of $5,327,995.

Working Capital

As of March 31, 2024, the Company had current assets of $15,883,157 and current liabilities $10,555,162 compared with current assets of $9,817,045 and current liabilities of $10,019,465 on June 30, 2023. The decrease in the working capital was primarily a result of increased accounts payable to fund payroll and pay outstanding vendors.

Cash Flows

	Nine Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(5,660,542)	$(10,074,709)
Net cash used in investing activities	(272,783)	(878,351)
Net cash provided by financing activities	5,654,096	11,440,418
Net change in cash during the period, before effects of foreign currency	$(279,229)	$487,358

Cash flow from Operating Activities

During the nine months ended March 31, 2024, the Company used $5,812,216 of cash for operating activities compared to $10,074,709 used during the nine months ended March 31, 2023. The primary decrease in the use of cash for operating activities was a result of the reduction in accounts receivable related to the COVID-19 business when compared to the prior year.

Cash flow from Investing Activities

During the nine months ended March 31, 2024, the Company used $272,783 of cash for investing activities compared to $878,351 used during the nine months ended March 31, 2023. The decrease in the use of cash for investing activities was primarily due to the purchase of equipment used primarily for the Dalrada Precision Manufacturing segment in the prior year.

Cash flow from Financing Activities

During the nine months ended March 31, 2024, the Company received $5,654,096 in cash from financing activities compared to $11,440,418 during the nine months ended March 31, 2023. The decrease was primarily due to the decrease in proceeds from related party notes payable.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project. As of March 31, 2024 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023.

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

In September 2023, Kroger Specialty Pharmacy LLC (“Kroger”) filed lawsuits/preliminary injunctions against Genefic Specialty Pharmacy and two of its employees who were former employees of Kroger. The lawsuits were filed in Tennessee and Alabama, respectively. The basis for the injunction arose from a non-compete clause in the contract between the two employees and a company which was later acquired by Kroger. In April 2024, the Court in the Tennessee case granted the preliminary injunction on the Tennessee employee. The Alabama case has not yet been ruled on and is expected to be heard in May 2024.

Item 1A. Risk Factors.

Not applicable to smaller reporting entities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Securities.

None.

Item 3. Defaults Upon Senior Securities.

None noted.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: May 13, 2024	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	May 13, 2024
Brian Bonar	and Director

