Form 10-Q/A
period 2024-03-31
DALRADA FINANCIAL CORP
filed 2024-12-30
CIK 725394

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

As of December 27, 2024, the registrant’s outstanding stock consisted of 120,157,113 common shares.

DALRADA FINANCIAL CORPORATION.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Dalrada Financial Corporation (the “Company”) for the fiscal quarter ended March 31, 2024, as filed with the Securities and Exchange Commission on May 14, 2024 (the “Original Filing”).

This Amendment is being filed solely to correct the Company’s revenue for the three months ended March 31, 2024, and accounts receivable as of March 31, 2024. No other information in the Original Filing, including revenues, was incorrectly presented, and this Amendment should be read in conjunction with the Original Filing.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

Other than as expressly described above, no changes have been made to the Original Filing. This Amendment does not reflect events occurring after the Original Filing.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited interim condensed consolidated Financial Statements.

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$533,595	$812,806
Accounts receivable, net	7,523,096	4,453,104
Accounts receivable, net - related parties	909,279	752,348
Other receivables	1,262,756	376,604
Inventories	2,753,208	2,078,692
Prepaid expenses and other current assets	582,894	1,343,491
Total current assets	13,564,828	9,817,045
Noncurrent receivables	20,756	41,722
Noncurrent receivables - related parties	1,146,064	1,173,893
Property and equipment, net	1,425,828	1,476,082
Goodwill	3,803,147	3,803,147
Intangible assets, net	3,560,524	3,858,086
Right-of-use asset, net	2,504,035	2,771,854
Right-of-use asset, net - related party	1,825,640	2,227,286
Total assets	$27,850,822	$25,169,115

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,691,861	$5,178,897
Accrued liabilities	1,131,541	1,084,008
Accounts payable and accrued liabilities – related parties	254,295	547,949
Deferred revenue	471,423	1,337,259
Notes payable, current portion	1,733,071	439,562
Notes payable, current portion – related parties	–	251,605
Lease liability, current portion	730,602	660,394
Lease liability, current portion – related party	542,369	519,791
Total current liabilities	10,555,162	10,019,465
Noncurrent payables	–	48,888
Notes payable, net of current portion	2,281,129	1,011,395
Notes payable, net of current portion – related parties	637,688	1,648,478
Contingent consideration	4,691,794	4,285,389
Lease liability, net of current portion	1,849,125	2,160,834
Lease liability, net of current portion – related party	1,330,873	1,741,830
Total liabilities	21,345,771	20,916,279

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000 shares authorized:
Series I preferred stock, $0.01 par value, 51,059 and 35,108 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	511	351
Series H preferred stock, $0.01 par value, 15,002 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	150	150
Series G preferred stock, $0.01 par value, 10,002 shares issued and outstanding as of both March 31, 2024 and June 30, 2023, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares issued and outstanding as of both March 31, 2024 and June 30, 2023, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 96,258,774 and 88,699,139 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	481,294	443,478
Common stock to be issued	128,925	192,925
Additional paid-in capital	162,968,758	145,251,822
Accumulated deficit	(157,152,598)	(141,729,009)
Accumulated other comprehensive loss	14,707	(50,848)
Total Dalrada Financial Corp's stockholders' equity	6,441,897	4,109,019
Noncontrolling interests	63,154	143,817
Total stockholders' equity	6,505,051	4,252,836
Total liabilities and stockholders' equity	$27,850,822	$25,169,115

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited interim condensed consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues	$7,462,633	$9,290,805	17,443,499	$18,066,932
Revenues - related party	524,829	183,888	1,639,805	918,648
Total revenues	7,987,462	9,474,693	19,083,304	18,985,580
Cost of revenues	5,594,338	6,612,680	13,717,562	11,924,140
Gross profit	2,393,124	2,862,013	5,365,742	7,061,440

Operating expenses:
Selling, general and administrative	7,001,185	6,501,233	19,271,273	18,438,927
Total operating expenses	7,001,185	6,501,233	19,271,273	18,438,927
Loss from operations	(4,608,061)	(3,639,220)	(13,905,531)	(11,377,487)

Other (expense) income:
Interest expense	(347,317)	(314,319)	(674,470)	(2,207,049)
Interest income	26,995	18,830	67,122	60,725
Other (expense) income	(196,604)	(72,933)	(885,303)	(179,555)
Gain on expiration of accrued tax liability	–	–	–	2,090,978
(Loss) gain on foreign exchange	(100,949)	(38,156)	(106,070)	(85,751)
Total other (expense) income, net	(617,875)	(406,578)	(1,598,721)	(320,652)
Loss before taxes	(5,225,936)	(4,045,798)	(15,504,252)	(11,698,139)
Income taxes	–	–	–	–
Net loss	(5,225,936)	(4,045,798)	(15,504,252)	(11,698,139)

Other comprehensive loss
Foreign currency translation	19,373	(137)	65,555	29,496
Comprehensive loss	$(5,206,563)	$(4,045,935)	$(15,438,697)	$(11,668,643)

Net (loss) income attributable to noncontrolling interests	(24,787)	(20,234)	(80,663)	358,232
Net loss attributable to Dalrada Financial Corporation stockholders	$(5,201,149)	$(4,025,564)	$(15,423,589)	$(12,056,371)

Net loss per common share to Dalrada stockholders – basic	$(0.06)	$(0.05)	$(0.17)	$(0.15)
Net loss per common share to Dalrada stockholders – diluted	$(0.06)	$(0.05)	$(0.17)	$(0.15)

Weighted average common shares outstanding – basic	92,934,331	85,728,770	90,658,476	82,356,784
Weighted average common shares outstanding – diluted	92,934,331	85,728,770	90,658,476	82,356,784

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2024 and 2023

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

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2024 and 2023

(Continued)

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Compre- hensive Income	Total Dalrada Financial Corp’s Stockholders'	Non- controlling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2022	$1,066,925	–	$104,627,032	$(121,436,490)	$(50,673)	$(15,432,201)	$479,019	$(14,953,182)
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	1,077,332	–	–	1,111,397	–	1,111,397
Common stock issues pursuant to acquisitions	(175,000)	–	343,183	–	–	172,350	–	172,350
Stock based compensation	(175,000)	–	640,017	–	–	467,517	–	467,517
Net loss	–	–	–	(3,617,789)	–	(3,617,789)	447,613	(3,170,176)
Foreign currency translation	–	–	–	–	63,762	63,762	–	63,762
Balance at September 30, 2022	716,925	–	106,687,564	(125,054,279)	13,089	(17,234,964)	926,632	(16,308,332)
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	315,283	–	–	336,091	–	336,091
Common stock issues pursuant to acquisitions	(286,650)	–	356,234	–	–	75,459	–	75,459
Stock based compensation	–	–	901,721	–	–	901,721	–	901,721
Net loss	–	–	–	(4,413,018)	–	(4,413,018)	(69,147)	(4,482,165)
Foreign currency translation	–	–	–	–	(34,129)	(34,129)	–	(34,129)
Balance at December 31, 2022	430,275	–	108,260,802	(129,467,297)	(21,040)	(20,368,840)	857,485	(19,511,355)
Common stock issued pursuant to acquisitions	(112,350)	–	146,100	–	–	36,667	–	36,667
Stock-based compensation	–	–	815,454	–	–	815,454	–	815,454
Net loss	–	–	–	(4,025,564)	–	(4,025,564)	(20,234)	(4,045,798)
Foreign currency translation	–	–	–	–	(137)	(137)	–	(137)
Balance at March 31, 2023	$317,925	$–	$109,222,356	$(133,492,861)	$(21,177)	$(23,542,420)	$837,251	$(22,705,169)

Balance at June 30, 2023	192,925	–	145,251,822	(141,729,009)	(50,848)	4,109,019	143,817	4,252,836
Common stock issued pursuant to acquisitions	(37,500)	–	36,596	–	–	269	–	269
Common stock issued pursuant to debt agreement	–	–	57,500	–	–	60,000	–	60,000
Warrants issued pursuant to acquisitions	–	–	5,478	–	–	5,478	–	5,478
Stock-based compensation	–	–	1,109,642	–	–	1,109,642		1,109,642
Net loss	–	–	–	(4,816,242)	–	(4,816,242)	(21,894)	(4,838,136)
Foreign currency translation	–	–	–	–	85,208	85,208	–	85,208
Balance at September 30, 2023	155,425	–	146,461,038	(146,545,251)	34,360	553,374	121,923	675,297
Common stock issued pursuant to acquisitions	(26,500)	–	94,875	–	–	70,667	–	70,667
Common stock issued pursuant to debt agreement	–	–	170,500	–	–	173,000	–	173,000
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Common stock to be issued for private placement	604,000	–	–	–	–	604,000	–	604,000
Stock-based compensation	–	–	1,018,827	–	–	1,018,827	–	1,018,827
Net loss	–	–	–	(5,406,198)	–	(5,406,198)	(33,982)	(5,440,180)
Foreign currency translation	–	–	–	–	(39,026)	(39,026)	–	(39,026)
Balance at December 31, 2023	$732,925	$–	$147,750,988	$(151,951,449)	$(4,666)	$(3,019,608)	$87,941	$(2,931,667)
Conversion of related party notes to preferred stock	–	–	13,318,783	–	–	13,318,943	–	13,318,943
Common stock issued pursuant to consulting agreement	–	–	235,200	–	–	241,200	–	241,200
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Common stock issued pursuant to private placement	(604,000)	–	580,649	–	–	–	–	–
Stock-based compensation	–	–	1,077,390	–	–	1,077,390	–	1,077,390
Net loss	–	–	–	(5,201,149)	–	(5,201,149)	(24,787)	(5,225,936)
Foreign currency translation	–	–	–	–	19,373	19,373	–	19,373
Balance at March 31, 2024	$128,925	$–	$162,968,758	$(157,152,598)	$14,707	$6,441,897	$63,154	$6,505,051

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited interim condensed consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,504,252)	$(11,698,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	620,676	530,177
Stock compensation	3,205,859	2,184,692
Stock consideration issued to vendor	474,200	–
Change in fair value of contingent consideration	477,072	181,009
Provision for credit losses	527,741	640,484
Gain on expiration of accrued tax liability	–	(2,090,978)
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	(3,758,975)	(2,787,677)
Other receivables	(859,709)	(218,817)
Inventories	(653,070)	(696,695)
Prepaid expenses and other current assets	780,979	128,542
Noncurrent receivables	49,013	26,889
Accounts payable	544,966	2,241,421
Noncurrent payables	(48,888)	(47,329)
Accounts payable and accrued liabilities - related parties	9,052,657	522,620
Accrued liabilities	278,429	(217,742)
Accrued payroll taxes, penalties and interest	–	35,242
Deferred revenue	(847,240)	1,191,593
Net cash used in operating activities	(5,660,542)	(10,074,709)
Cash flows from investing activities:
Purchase of property and equipment	(272,783)	(511,515)
Purchase of intangibles	–	(446,923)
Acquisition of business, net of cash	–	80,087
Net cash used in investing activities	(272,783)	(878,351)
Cash flows from financing activities:
Proceeds from related party notes payable	2,913,980	11,845,764
Repayments of related party notes payable	(428,924)	(752,256)
Net proceeds (repayments) from notes payable	2,565,040	346,910
Proceeds from private placement	604,000	–
Net cash provided by financing activities	5,654,096	11,440,418
Net change in cash and cash equivalents	(279,229)	487,358
Effect of exchange rate changes on cash	18	29,496
Cash and cash equivalents at beginning of period	812,806	772,062
Cash and cash equivalents at end of period	$533,595	$1,288,916

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$356,231	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$11,324,793	$–
Conversion of accounts payable-related parties to note payable-related parties	$1,993,990	$–
Common stock issued pursuant to business combination	$70,936	$–
Conversion of convertible note payable, accrued interest and premium into common stock	$–	$2,327,489
Warrants issued pursuant to acquisitions	$16,974	$–
Operating liabilities satisfied by related parties	$1,993,990	$–
(Decrease) increase in right-of-use asset and lease liability	$(39,719)	$1,447,488

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Notes to the Unaudited interim condensed consolidated Financial Statements

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

Going Concern

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, its ability to identify future investment opportunities, obtain the necessary debt or equity financing, and generate profitable operations. The Company had net losses of $15,423,589, accumulated deficit of $157,152,598 and net cash used in operations of $5,665,542 for the nine months ended March 31, 2024. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by US GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, balances are expressed in U.S. dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited condensed consolidated financial statements and notes thereto as of and for the year ended June 30, 2023 (the “2023 Annual Audited Financials"), included in the Company’s Annual Report on Form 10-K filed with the SEC on October 19, 2023 (the "Form 10-K”). The results of operations as of and for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the 2024 full year or any future periods. The accompanying condensed consolidated balance sheet as of June 30, 2023 has been derived from the audited condensed consolidated balance sheet as of June 30, 2023 contained in the 2023 Annual Audited Financials included in the Form 10-K.

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

Income attributable to the minority interest in the Company’s majority owned and controlled consolidated subsidiaries is recorded as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations and Comprehensive Loss and the noncontrolling interest is reflected as a separate component of the Condensed Consolidated Statements of Stockholders’ Equity, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows.

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

When estimating its allowance for credit losses related to revenues from COVID-19 Testing and pharmacy sales, the Company differentiates its receivables based on the following customer types: healthcare insurers, government payers, and cash payers. Additionally, the Company applies assumptions and judgments for assessing collectability and determining net revenues and accounts receivable from its customers. Management considers various historical collection factors for assessing collectability and determining net revenues and accounts receivable from our customers which include the period that the receivables have been outstanding, history of payment amounts, status of collections due, and applicable statutes of limitations.

During the nine months ended March 31, 2024 and 2023, healthcare insurers, government payers and OTC pharmaceutical sales accounted for over 61%, and 28% of total revenues, respectively. Also, healthcare insurers, government payers and OTC pharmaceutical sales amounted to total revenues of $11,560,100 and $5,567,245 for the nine months ended March 31, 2024 and 2023, respectively. The accounts receivable related to both healthcare insurers and government payers is $5,129,620 and $1,499,415 as of March 31, 2024 and June 30, 2023, respectively.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their short-term nature and respective maturity dates or durations.

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

The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments) as follows. The Company records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the shares. There was no derivative liability as of March 31, 2024 and June 30, 2023.

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

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the Condensed Consolidated Balance Sheet and any resulting gains or losses are included in the Condensed Consolidated Statement of Operations in the period of disposal.

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

Certain acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this quarterly report on Form 10-Q. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. The fair value of the contingent consideration increased by $289,400 and $477,072 to a balance of $4,691,794 during the three and nine months ended March 31, 2024, respectively.

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

The Company’s revenue is primarily derived from the sales of its products, which represents net sales recorded in the Company’s Condensed Consolidated Statements of Operations. Product sales are recognized at a point in time when performance obligations under the terms of the contract with the customer are satisfied. Typically, this would occur upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. The Company measures revenue as the amount of consideration to which it expects to be entitled in exchange for transferring goods (transaction price). The Company records reductions to revenue for estimated customer returns, allowances, markdowns, and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances is inherently uncertain and may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it will record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Reserves for returns and markdowns are included within accrued expenses and other liabilities in the Company’s Condensed Consolidated Balance Sheets. Allowance and discounts are recorded in accounts receivable, net and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of March 31, 2024 or June 30, 2023.

Net revenues from Pharmaceutical sales and COVID-19 testing accounted for over 61% and 28% of the Company’s total net revenues for the nine months ended March 31, 2024 and nine months ended March 31, 2023, respectively, and primarily comprised of a high volume of relatively low-dollar transactions. Pala and Boost, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered at a point in time. Genefic Pharmacy directly bills patients as well as insurers and government agencies. Pala and Boost do not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

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

DepTec and Bothof recognize service revenues at a point in time using a cost-based input method, by which we use actual costs incurred relative to the total estimated contract costs to determine, as a percentage, progress toward contract completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The unbilled portion in excess of costs incurred is reflected as an other receivable in the Company’s Condensed Consolidated Balance Sheets.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Product sales - third parties	$6,331,051	$2,878,093	$14,108,237	$5,390,857
Product sales - related party	–	1,336	140	75,335
Service revenue - third parties	1,151,582	6,412,712	3,335,262	12,676,075
Service revenue - related party	524,829	182,552	1,639,665	843,313
Total revenue	$7,987,462	$9,474,693	$19,083,304	$18,985,580

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31,	June 30,
	2024	2023
Accounts receivable, net	$7,523,096	$4,453,104
Accounts receivable, net – related parties	909,279	752,348
Noncurrent receivables	20,756	41,722
Noncurrent receivables – related parties	1,146,064	1,173,893
Deferred revenue	471,423	1,337,259

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

The functional currency of the Company is the United States dollar. The functional currency of the Likido, DepTec, and Dalrada Technology subsidiaries is the Great British Pound. The functional currency of Prakat is the Indian Rupee. The functional currency of Dalrada Technology Spain is the Euro. The financial statements of the Company’s subsidiaries were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Gains and losses arising on foreign currency denominated transactions are included in the Other Comprehensive Loss section of the Condensed Consolidated Statements of Operations.

(r)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three and nine months ended March 31, 2024, and 2023, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

(s)	Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Stockholders’ Equity. Net loss attributable to non-controlling interests are reflected separately from consolidated net loss in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit). Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

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

The weighted average number of common stock equivalents related to cashless warrants of 67,017,134 and 0, was not included in diluted loss per share, because the effects are antidilutive, for the three and nine months ended March 31, 2024 and 2023, respectively.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending June 30, 2025.

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

Pursuant to the partnership agreement, Dalrada contributed equity in the amount of $500,000 for operating capital and Vivera contributed property and equipment at a fair value of $111,185. This amount was included in non-controlling interest equity balance in the Condensed Consolidated Balance Sheets.

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

4.	Business Combinations and Asset Acquisition

Bothof Brothers Construction Inc.

On October 17, 2022, the Company acquired 100% of the common stock of Bothof Brothers Construction Inc. (“Bothof”). The Company assumed the net liabilities of the Bothof in exchange for the employment services of the selling shareholder. All considerations in the transaction required the continued employment of the selling shareholder and thus is not consideration transferred under ASC 805.

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

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of October 17, 2022:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$70,979
Other receivables	27,289
Right of use asset, net	18,618
Property and equipment, net	17,179
Trade name	6,776
Accounts payable	(24,165)
Accrued liabilities	(18,807)
Deferred revenue	(60,000)
Lease liability	(18,618)
Notes payable, current portion	(19,251)
Purchase price consideration	$–

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

Depreciation expense of $323,114 and $265,749 for the nine months ended, and $170,688 and $94,331 for the three months ended, March 31, 2024, and 2023, respectively, were included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Amortization expense of $297,562 and $264,428 for the nine months ended, and $94,299 and $87,334 for the three months ended, March 31, 2024, and 2023, respectively, were included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

6.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on March 31, 2024 and June 30, 2023:

March 31, 2024
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$–	$–
Related entity 2	304,684	–
Related entity 3	–	–
Related entity 4	333,004	–
Related entity 5	–	–
Related entity 6	–	–
	$637,688	$–

	June 30, 2023
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$1,380,672	$3,038
Related entity 2	126,864	–
Related entity 3	105,000	–
Related entity 4	50,074	–
Related entity 5	–	–
Related entity 6	237,473	11,144
	$1,900,083	$14,182

The following is a summary of current and noncurrent notes payable – related parties as of March 31, 2024 and June 30, 2023:

	March 31, 2024
	Current	Noncurrent
	Portion	Portion	Total
Related entity 1	$–	$–	$–
Related entity 2	–	304,684	304,684
Related entity 3	–	–	–
Related entity 4	–	333,004	333,004
Related entity 5	–	–	–
Related entity 6	–	–	–
	$–	$637,688	$637,688

	June 30, 2023
	Current	Noncurrent
	Portion	Portion	Total
Related entity 1	$–	$1,380,672	$1,380,672
Related entity 2	–	126,864	126,864
Related entity 3	–	105,000	105,000
Related entity 4	14,132	35,942	50,074
Related entity 5	–	–	–
Related entity 6	237,473	–	237,473
	$251,605	$1,648,478	$1,900,083

All notes dated December 31, 2022, and prior are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020, to December 30, 2022. All notes dated after December 31, 2022, are unsecured, bear interest at 8% per annum, and are due 1095 days from the date of issuance. Each related party has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The Company has not received any notices of default or demands for payment. All notes are unsecured and those which are past-due are due on demand. As of March 31, 2024 and June 30, 2023, total accrued interest for Notes Payable-Related Parties was $0 and $14,182, respectively. The Company recorded interest expense from Notes Payable-Related Party for the three months ended March 31, 2024, and 2023, of $110,744 and $219,238, respectively. The Company recorded interest expense from Notes Payable-Related Party for the nine months ended March 31, 2024, and 2023, of $220,496 and $605,156, respectively.

Related entity 6 carries an annual interest rate of 30% and is collateralized by the accounts receivable of Watson Rx. Related entity 4 has multiple loans which include interest rates at 3%, 8% and 10% and are not collateralized.

	March 31,	June 30,
	2024	2023
Current portion	$1,733,071	$439,562
Noncurrent portion	2,281,129	1,011,395
Total	$4,014,200	$1,450,957

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

Likido’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $27,321 and $36,938 as of March 31, 2024 and June 30, 2023, respectively.

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

The total debt discounts related to the convertible notes were $1,659,442 and amortized using a straight-line method over a fifteen-month period. During the three months ended March 31, 2024, and 2023, the Company amortized $0 and $406,932 of debt discount, incurred interest expense of $0 and $13,226, and accrued interest of $0 and $4,965, respectively. During the nine months ended March 31, 2024, and 2023, the Company amortized $0 and $845,685 of debt discount, incurred interest expense of $0 and $39,975, and accrued interest of $0 and $18,191, respectively.

The total redemption premiums related to the convertible notes were $600,000 and amortized using a straight-line method over a 10-month period, starting in May 2022. During the three months ended March 31, 2024, and 2023, the Company paid no redemption premiums related to cash and stock respectively. During the nine months ended March 31, 2024, and 2023, the Company paid redemption premiums related to cash of $0 and $120,000, and stock of $0 and $120,000, respectively. In addition, the Company recorded accretion of $0 and $180,000 related to interest expense, respectively.

During the three and nine months ended March 31, 2024, and 2023, the Company redeemed cash of $0 and $600,000, and debentures of $0 and $300,000, respectively.

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

During the three months and nine months ended March 31, 2024 and 2023, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $1,059,600 and $4,993,838; and $2,913,980 and $9,252,846, respectively. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

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

Dalrada Financial Corp 2020 Stock Compensation Plan

On July 9, 2020, the Board authorized the Dalrada Financial Corp 2020 Stock Compensation Plan to be used to compensate the company board of directors. The plan allocates the issuance of up to 3,500,000 shares. On February 25, 2021, the Company amended the plan to issue up to 4,500,000 shares and issued an aggregate of 4,500,000 common shares, or 500,000 shares to each board member (9). 3,500,000 shares of common stock were granted on July 9, 2020, at $0.08 per share and 1,000,000 shares of common stock were granted on February 25, 2021, at $0.45 per share, for a total fair value of $730,000, which is included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

12.	Segment Reporting

Segment information for the three and nine months ended March 31, 2024, and 2023 is as follows:

	Three Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$6,315,478	$1,000,419	$303,406	$368,159	$–	$7,987,462
Income (Loss) from Operations	391,323	(1,218,637)	(106,814)	(47,191)	(3,626,742)	(4,608,061)

	Three Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,792,799	$2,479,876	$1,692,136	$509,882	$–	$9,474,693
Income (Loss) from Operations	196,516	(1,020,232)	(166,798)	160,016	(2,808,722)	(3,639,220)

	Nine Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$12,549,420	$3,023,814	$2,438,030	$1,072,040	$–	$19,083,304
Income (Loss) from Operations	(496,960)	(3,597,922)	(409,239)	(153,521)	(9,247,889)	(13,905,531)

	Nine Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$9,220,417	$4,232,134	$3,866,848	$1,666,181	$–	$18,985,580
Income (Loss) from Operations	(764,615)	(593,057)	(1,790,160)	95,654	(8,325,309)	(11,377,487)

Geographic Information

The following table presents revenue by country:

	Nine Months Ended
	March 31,
	2024	2023
United States	$16,848,929	$16,157,623
Scotland	1,288,443	1,539,371
Spain	125,260	–
India	820,672	1,288,586
	$19,083,304	$18,985,580

The following table presents inventories by country:

	March 31,	June 30,
	2024	2023
United States	$833,985	$584,330
Scotland	1,919,223	1,494,362
	$2,753,208	$2,078,692

The following table presents property and equipment, net, by country:

	March 31,	June 30,
	2024	2023
United States	$1,226,222	$1,284,834
Scotland	137,319	182,657
Spain	56,064	–
India	6,223	8,591
	$1,425,828	$1,476,082

13.	Commitments and Contingencies

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

Right-of-Use Asset

In July 2022, the Company entered into a five-year lease agreement to lease a commercial building in Escondido, California. The building is owned by a related party. The Company recognized a right of use asset and lease liability of $2,405,540 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $192,521. The lease agreements mature in June 2027.

In April 2023, the Company’s Prakat subsidiary entered into a lease agreement to lease office space through March 2026. The Company recognized a right of use asset and lease liability of $99,060 and used an effective borrowing rate of 8% within the calculation.

In May 2021, the Company’s PSC subsidiary entered into a three-year and 6-month lease agreement to lease a medical office space in Poway, California. The Company recognized a right of use asset and lease liability of $277,856 and used an effective borrowing rate of 3.0% within the calculation.

In January 2022, the Company’s DCI subsidiary entered into a five-year and 5-month lease agreement to lease a medical office space in Chula Vista, California. The Company recognized a right of use asset and lease liability of $287,345 and used an effective borrowing rate of 3.0% within the calculation.

In May 2022, the Company’s DCI subsidiary entered into a six-year and 3-month lease agreement to lease an office space in San Diego, California. The Company recognized a right of use asset and lease liability of $919,722 and used an effective borrowing rate of 4.0% within the calculation.

In August 2020, the Company’s DepTec subsidiary entered into a five-year lease agreement to lease office space. The Company recognized a right of use asset and lease liability of $146,622 and used an effective borrowing rate of 3.0%

In May 2021, the Company’s Watson subsidiary entered into a three-year lease agreement to lease a building in Florence, Alabama. The Company recognized a right of use asset and lease liability of $90,827 and used an effective borrowing rate of 3.0%

In July 2022, the Company’s Empower subsidiary entered into a five-year lease agreement to lease a commercial space in Escondido, California. The building is owned by a related party. The Company recognized a right-of-use asset and lease liability of $322,756 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $25,838. The lease agreement matures in June 2027.

In October 2022, the Company’s Pala Diagnostics entered into a one-year lease agreement to lease a research and development laboratory space in San Diego, California. The Company recognized a right-of-use asset and lease liability of $37,239 And used an effective borrowing rate of 8% within the calculation. Imputed interest is $1,761. The lease agreement matures in October 2023.

In October 2022, the Company acquired Bothof Brothers which had an existing lease to a commercial building in Escondido, California. The building is owned by a related party. Upon acquisition, the company recognized a right-of-use asset and lease liability of $33,454 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $2,174. The lease agreement matures in December 2024.

In January 2023, the Company’s Solas subsidiary entered into a one-year lease agreement to lease an office and medical suite in Coronado, California. The company recognized a right of use asset and lease liability of $47,211 and used an effective borrowing rate of 8%.

In March 2023, the Company acquired Dalrada Technology Ltd. which had an existing lease to a commercial building in Livingston, Scotland. Upon acquisition, the company recognized a right-of-use asset and lease liability of $540,615 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $125,761. The lease agreement matures in October 2027.

In March 2023, Genefic entered into a five-year lease agreement to lease a commercial building in San Diego, California. The Company recognized a right-of-use asset and lease liability of $844,242 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $185,976. The lease agreement matures in March 2028.

In March 2023, Dalrada Technology Spain S.L. entered into a five-year lease agreement to lease a commercial building in Bergondo, Spain. The Company recognized a right-of-use asset and lease liability of $125,780 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $28,129. The lease agreement matures in May 2028.

In July, 2023, Bothof Brothers entered into a 3-year lease agreement to lease a warehouse in Escondido, California. The Company recognized a right-of-use asset and lease liability of $342,211 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $39,366. The lease agreement matures in February 2026.

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

On April 2 and April 16, 2024, the Company issued a total of 666,669 shares of common stock as part of the consideration for the acquisition of DepTec.

On April 5, 2024, Genefic Specialty Rx, Inc. executed a loan and security agreement whereby Genefic Specialty Rx, Inc. can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum draw down of $2,300,000. On April 5, 2024, Genefic Specialty Rx, Inc. drew a total of $800,000 on the loan.

On April 9, 2024, the Company executed a Promissory Note for $172,500, which includes an original issue discount of $22,500 and $6,000 in closing expenses. The Promissory Note carries an interest rate of 14% per annum and a 10-month term.

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

On May 16, 2024, the Company entered into a promissory note with 1800 Diagonal Lending, LLC for $106,500. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on March 30, 2025. There are 10 monthly payments in the amount of $17,146 for a total payback of $122,475.

On July 10, 2024, the Company entered into a promissory note with 1800 Diagonal Lending, LLC for $76,500. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on May 15, 2025. There are 10 monthly payments in the amount of $12,316 for a total payback of $87,975.

On July 18, 2024, the Company executed a cash advance agreement with Cali Flower Capital Inc. with a total advance of $200,00 and payback of $299,800.

On July 25, 2024, the Company executed a revenue purchase agreement with 24 Capital with a total advance of $125,000 and payback of $187,375.

On July 29, 2024, the Company executed a revenue purchase agreement with Tycoon Capital Group with a total advance of $125,000 and payback of $187,375.

On August 12, 2024, the Company entered into an Exclusive Master Distribution Agreement (the “Agreement”) with Applied Technologies of NY, Inc. (“ATI”). The Agreement establishes the sales goals of 50 commercial heat pumps and 25 residential heat pumps in the first 18 months followed by a total of 600 heat pumps (combined commercial and residential heat pumps) in the following 12-month period.

On August 15, 2024, the Company signed a lease for 5,650 square feet of manufacturing and office space in Portland, Oregon related to the deposition technology business. The base monthly lease cost is $5,254 per month and expires on April 30, 2027.

On August 19, 2024, the Company acquired Grand Entrances for the consideration of $100 in cash, including its current liabilities and assuming its lease, which includes a monthly lease cost of $10,291 and expires on April 11, 2030.

On August 23, 2024, the Company executed a revenue purchase agreement with Quick Funding with a total advance of $170,000 and payback of $254,150.

On September 20, 2024, the Company executed a revenue purchase agreement with QFS Capital, LLC with a total advance of up to $1,573,781 and payback of $2,359,097.

On October 11, 2024, Vince Monteparte resigned as a member of the Company’s Board of Directors.

On October 12, 2024, Assurance Dimensions resigned as the Company’s auditor.

On October 15, 2024, Heather McMahon resigned as member of the Company’s Board of Directors.

On October 18, 2024, the Company engaged CM3 Advisory as its new auditor for the fiscal year ended June 30, 2024.

On October 23, 2024, the Company nominated Roger Campos as a member of the Company’s Board of Directors.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $5,225,936 and $15,504,252 during the three and nine months ended March 31, 2024, respectively. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$6,315,478	$1,000,419	$303,406	$368,159	$–	$7,987,462
Income (Loss) from Operations	391,323	(1,218,637)	(106,814)	(47,191)	(3,626,742)	(4,608,061)

	Three Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,792,799	$2,479,876	$1,692,136	$509,882	$–	$9,474,693
Income (Loss) from Operations	196,516	(1,020,232)	(166,798)	160,016	(2,808,722)	(3,639,220)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended March 31, 2024, was $6,315,478 compared with revenue of $4,792,799 during the three months ended March 31, 2023, an increase of 31.8%. The increase in revenues was primarily attributable to the increased activity for Genefic Specialty Pharmacy (formerly Watson).

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

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the condensed consolidated statements of operations and comprehensive loss. Interest expense was $347,317 and $314,319 for the three months ended March 31, 2024 and 2023, respectively.

Net Income (Loss)

Net loss for the three months ended March 31, 2024 was $5,225,936 compared to net loss of $4,045,935 for the three months ended March 31, 2023.

Nine Months Ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$12,549,420	$3,023,814	$2,438,030	$1,072,040	$–	$19,083,304
Income (Loss) from Operations	(496,960)	(3,597,922)	(409,239)	(153,521)	(9,247,889)	(13,905,531)

	Nine Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$9,220,417	$4,232,134	$3,866,848	$1,666,181	$–	$18,985,580
Income (Loss) from Operations	(764,615)	(593,057)	(1,790,160)	95,654	(8,325,309)	(11,377,487)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the nine months ended March 31, 2024, was $12,549,420 compared with revenue of $9,220,417 during the nine months ended March 31, 2023, an increase of $3,329,003, or 36.1%. The increase in revenues was primarily attributable to the increase in activity for Genefic Specialty Pharmacy.

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

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the condensed consolidated statements of operations and comprehensive loss. Interest expense was $674,470 and $2,207,049 for the nine months ended March 31, 2024 and 2023, respectively.

Net Income (Loss)

Net loss for the nine months ended March 31, 2024 was $15,504,252 compared to net loss of $11,698,139 for the nine months ended March 31, 2023.

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

As of March 31, 2024, we maintained a cash and cash equivalents balance of $533,595 with a working capital of $3,009,666 compared with a cash and cash equivalents balance of $812,806 with a working capital deficit of $202,420 as of June 30, 2023.

Working Capital

As of March 31, 2024, the Company had current assets of $13,564,828 and current liabilities $10,555,162 compared with current assets of $9,817,045 and current liabilities of $10,019,465 on June 30, 2023. The decrease in the working capital was primarily a result of increased accounts payable to fund payroll and pay outstanding vendors.

Cash Flows

	Nine Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(5,660,542)	$(10,074,709)
Net cash used in investing activities	(272,783)	(878,351)
Net cash provided by financing activities	5,654,096	11,440,418
Net change in cash during the period, before effects of foreign currency	$(279,229)	$487,358

Cash flow from Operating Activities

During the nine months ended March 31, 2024, the Company used $5,660,542 of cash for operating activities compared to $10,074,709 used during the nine months ended March 31, 2023. The primary decrease in the use of cash for operating activities was a result of the reduction in accounts receivable related to the COVID-19 business when compared to the prior year.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in Note 1 – Organization and Nature of Operations of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of March 31, 2024, we continue to have material weaknesses in the Company’s control environment. Regarding the overall financial reporting structure of the Company, there is not currently a comprehensive and formalized financial reporting policies and procedures manual in place. The following sets forth internal control weakness identified:

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: December 27, 2024	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	December 27, 2024
Brian Bonar	and Director

