Form 10-K
period 2024-06-30
DALRADA FINANCIAL CORP
filed 2025-01-13
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,158,525.

As of January 8, 2025, the registrant’s outstanding stock consisted of 120,157,113 common shares.

DALRADA FINANCIAL CORPORATION

i

PART I

Item 1. Description of Business

Company Overview

Moving the world forward takes bold resolve that turns ideas into actions and builds real-time solutions that positively impact people and the planet. Dalrada Financial Corporation (“Dalrada” or the “Company”) accelerates positive change for current and future generations by harnessing true potential and developing products and services that become transformative innovations.

Dalrada was incorporated in September 1982 under the laws of the State of California. It was reincorporated in May 1983 under the laws of the State of Delaware and reincorporated again on May 5, 2020, under the laws of the state of Wyoming. Dalrada Financial Corporation trades under the symbol, OTC: DFCO.

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

Genefic Specialty Pharmacy (“Genefic Pharmacy”)- Genefic Pharmacy (formerly Genefic Specialty Pharmacy Rx Solutions) is an Alabama-based pharmacy with more than 30 years of experience in the retail medical and pharmaceutical industries. Genefic Pharmacy specializes in providing expert care and managing disease states through comprehensive prescription management, education, nursing, and total health solutions. Genefic Pharmacy maintains pharmacy licenses in all 50 States as well as Washington D.C.

Genefic Infusion Rx- Genefic Infusion Rx is a Louisiana-based infusion pharmacy which handles all aspects of fluid and medication infusion, via intravenous or subcutaneous application. Genefic Infusion Rx serves as an essential with healthcare systems, enhancing the infusion process through efficient authorization and prescription management. Its state-of-the-art compounding facility is led by one of only eight pharmacists in Louisiana with a sterile compounding board certification, ensuring top-tier precision and quality in medication preparation.

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

Dalrada Career Institute (“DCI”) (aka International Health Group (“IHG”)) - IHG provides highly trained nursing and medical assistants for hospitals and home health facilities since 2006. IHG Medical Assistant programs include Certified Nursing Assistant (“CNA") and Home Health Aide (“HHA”) training and the fast-track 22-Day CNA Certification Program at its state-approved testing facility. DCI started its first RN, nursing class in February of 2024 and this first class will be completed in February 2025. It is the intent of DCI to double their class size when it begins its second class in 2025.

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

Dalrada Technology Limited (“DTL”) - DTL is a holding company for all United Kingdom and European based Dalrada Climate Technology entities.

Likido Ltd. (“Likido”) - Likido is an international engineering company developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and expected enhancement of quality of life through the provision of low-carbon heating and cooling systems. Likido’s products currently include the DCT One Heat Pumps (formerly Likido®ONE) and DCT Cryo Chiller. Likido also offers heat pump solutions specifically designed for residential purposes.

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

Research and Development

We spent $0 and $120,000 on research and development activities during the years ended June 30, 2024, and 2023, respectively. We anticipate that we will incur additional expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this Annual Report on form 10-K entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity

Risk management and strategy

The Information Technology “IT” environment of the Company is critical in efforts to effectively perform day-to-day processes and expand on current opportunities and investments. Our security policies and processes are based on best practices of the industry and are regularly reviewed by our management to ensure the current technological capabilities are maintained. We review System and Organization Controls 1 (SOC 1 Type II) certifications where relevant from third-party partners and service providers as needed.

Governance

The Board of Directors works directly with, and is in frequent communication with, management and our third-party IT providers to protect the Company’s information systems from cybersecurity threats. To date, there have not been any cybersecurity threats that have materially affected the Company.

Item 2. Description of Property

We currently lease 110,838 square feet of office, medical, pharmacy and warehouse space in California, Alabama, Texas, Louisiana, Scotland, and India, with leases that expire through 2028.

		Square
		Footage	Lease
Location	Type	(approximate)	Expiration
Escondido, California	Corporate Headquarters	49,530	6/30/2027
San Diego, California	Office	8,228	3/14/2028
Escondido, California	Office	2,992	6/30/2027
Chula Vista, California	Office, Medical Suite	3,200	11/12/2024
San Diego, California	Office, Medical Suite	9,016	8/31/2028
Bengaluru, India	Office	3,300	4/1/2026
Coronado, California	Office, Medical Suite	462	12/31/2024
Florence, Alabama	Pharmacy	1,443	5/31/2025
Livingston, Scotland	Office, Warehouse	4,500	8/27/2025
Escondido, California	Office	167	12/31/2024
Livingston, Scotland	Office, Warehouse	19,000	11/2/2027
Bergondo, Spain	Office, Warehouse	9,000	5/31/2028
Metairie, Louisiana	Office, Medical Suite	6,468	9/30/2025

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

In September 2023, Kroger Specialty Pharmacy LLC (“Kroger”) filed lawsuits/preliminary injunctions against Genefic Specialty Pharmacy and two of its employees who were former employees of Kroger. The lawsuits were filed in Tennessee and Alabama, respectively. The basis for the injunction arose from a non-compete clause in the contract between the two employees and a company which was later acquired by Kroger. In April 2024, the Court in the Tennessee case granted the preliminary injunction on the Tennessee employee, which is due to expire in April 2025. The case against the Tennessee employee is under appeal. No injunction has yet been issued against the Alabama employee.

In September 2023, Asset Group, Inc. (“Asset”) filed a breach of contract with Dalrada Health Products (“DHP”) in the Superior Court of San Diego. The case arises out of a Purchase Order wherein Asset agreed to pay DHP the sum of $3,240,000 for the purchase of 1,800,000 IRIS Ear Loop Face Masks during the COVID-19 pandemic. Asset filed a complaint alleging DHP did not have authority to sell the masks. However, DHP have provided their counsel with proof of authority and are preparing a Cross-Complaint for Asset’s material breach of the contract. This matter is currently set for trial January 31, 2025.

In March 2024, MDIQ filed a breach of contract with Dalrada Financial Corporation (“DFCO”) in Collin County Texas Superior Court. MDIQ was hired to process insurance claims for COVID-19 testing performed by Empower Genomics. MDIQ failed to perform yet filed a civil collection case against DFCO for failure to pay the invoices. DFCO is now in the process of counter suing for approximately $2,000,000 of unpaid claims that we would have benefitted from had MDIQ performed according to the contract.

A former consultant, Simon Gray, and distribution representative, DePrey Company, acted in concert with supplier Zhongshan Mide Hardware Products Co., Ltd. (“Mide”) to steal Fastenal Company purchase orders and effectively try to cut Dalrada Manufacturing out of its contractual relationship. DFCO has filed a lawsuit against DePrey Company and Simon Gray in July for a breach of contract and intentional interference with contractual relationships in the California Southern District Court.

In June 2024, Dalrada Financial Corporation (“DFCO”) filed a case in the California Southern District Court alleging, among other causes of action, fraud, breach of contract, unjust enrichment following DFCO purchasing Likido company from Stuart Cox and his failure to disclose pertinent financial liabilities he had incurred prior to the sale of the company to DFCO. Mr. Cox resides in the Philippines and service of the summons and complaint is pending.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTC Markets Group’s Pink® Open Market under the symbol DFCO. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock.

Period	High	Low
Fiscal 2024
First Quarter ended September 30, 2023	$0.2375	$0.2100
Second Quarter ended December 31, 2023	$0.4600	$0.1850
Third Quarter ended March 31, 2024	$0.2070	$0.1450
Fourth Quarter ended June 30, 2024	$0.2325	$0.1535

Fiscal 2023
First Quarter ended September 30, 2022	$0.3700	$0.0900
Second Quarter ended December 31, 2022	$0.1700	$0.0700
Third Quarter ended March 31, 2023	$0.0200	$0.0800
Fourth Quarter ended June 30, 2023	$0.1900	$0.0600

Number of Holders

As of January 8, 2025, there were 120,157,113 issued and outstanding shares of common stock held by a total of 605 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2024, and 2023. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In July 2023, the Company issued 500,000 shares of common stock in connection with a fee for a third-party loan in the amount of 1,200,000. The company ascribed $60,000 to those shares recorded as a debt discount. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

In July 2023, the Company issued 109,637 shares of common stock pursuant to the Stock Purchase Agreement with Prakat Solutions Inc. for $14,413. This issuance was a follow on with certain legacy stockholders of Prakat to the 2020 purchase by the Company of 72% of Prakat. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

In September and December 2023, April and May 2024, the Company issued a total of 500,000 shares of common stock related to earn-out payments in the acquisition of Genefic Specialty Pharmacy. The company ascribed $106,250 to those shares recorded at the value of the shares upon issuance. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

In October 2023 the company issued 500,000 shares of common stock pursuant to a loan agreement for $173,000. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

In December 2023 and April 2024, the Company issued a total of 1,000,002 shares of common stock related to the acquisition of DepTec (SSCe) for $200,947. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

In February 2024, the Company issued 4,666,665 shares of common stock related to a Company conducted private placement for aggregate proceeds of $604,001, or $0.13 per share. The Company used the proceeds for operating capital. The Company issued these shares of common stock pursuant to the exemption from registration abiding by Rule 506 under Regulation D.

In February 2024, the Company issued 1,200,000 shares of common stock pursuant to consulting agreements resulting in $241,200 in consultancy fees. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

Preferred Stock:

On March 29, 2024, the Company converted $13,318,943 of related party debt principal and interest into 15,951 shares (effective price of $835 per share) of Series I Convertible Preferred Stock (“Series I Stock”). The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share). The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 3(a)(9) of the Act in that such issuance did not constitute a public offering.

Pursuant to the acquisition agreement dated April 6, 2022 between the Company and Silicon Services Consortium Ltd. (“SSCe”), the sellers of SSCe were to be issued 3,000,000 shares of its common stock evenly every quarter for 24 months with the initial distribution to take place on the effective date (the “Share Consideration”). If at the end of the 24-month stock distribution period, beginning on the effective date of April 7, 2022 (the “Distribution Period”), the value of common stock consideration does not equate to 4,000,000 GBP (the “Target Amount”) in value, then the Company shall issue additional stock equal to the shortfall between the value of the Share Consideration and the Target Amount (the “Valuation Shortfall”). At the end of the Distribution Period, the sellers of SSCe were to be issued an additional $4,440,000 in stock as a result of the Valuation Shortfall. The Company share price at the end of the Distribution Period was $0.20, creating an additional 22,200,000 shares of common stock due to the sellers of SSCe. Pursuant to board resolution dated May 22, 2024, Valuation Shortfall shares were issued into 4,440 shares of Series I Convertible Preferred Stock (“Series I Stock”) as opposed to common stock. The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share). The Series I Stock does not have voting rights. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

On June 30, 2024, the Company converted $3,924,499 of related party debt principal and interest into 4,700 shares (effective price of $835 per share) of Series I Convertible Preferred Stock (“Series I Stock”). The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share). The Series I Stock does not have voting rights. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 3(a)(9) of the Act in that such issuance did not constitute a public offering.

Other Stockholder Matters

None.

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

Our Independent Registered Public Accounting Firm’s report contains a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report (included in Item 8 of the Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $23,250,181 and 20,627,896, respectively, for the years ended June 30, 2024 and 2023. Although the Company continues to rely on equity and debt investors to finance its losses, it is implementing plans to achieve cost savings and other strategic objectives to address Company profitability. In addition to raising debt and equity financing, the Company continues to focus on growing the subsidiaries anticipated to be most profitable while reducing investments in areas that are not expected to have long-term benefits. The Company will continue to pursue synergistic opportunities to enhance its business portfolio.

Acquisitions

During the year ended June 30, 2024, the Company acquired a business to complement the Genefic segment.

Refer to “Note 4. Business Combinations and Asset Acquisition” to the Condensed Consolidated Financial Statements for discussion regarding the Company’s acquisitions.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the years ended June 30, 2024, and 2023:

	Year Ended June 30, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$17,684,765	$3,674,697	$2,447,148	$1,373,136	$–	$25,179,746
Income (Loss) from Operations	(1,825,270)	(5,956,460)	(1,349,321)	(235,104)	(11,409,690)	(20,775,845)

	Year Ended June 30, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$15,740,919	$7,075,414	$4,873,225	$2,049,411	$–	$29,738,969
Income (Loss) from Operations	(5,783,441)	(1,065,221)	(2,461,219)	10,634	(11,660,710)	(20,959,957)

Dalrada Financial Corporation manages five primary segments: 1) Genefic (formerly Dalrada Health); 2) Dalrada Climate Technology; 3) Dalrada Precision Manufacturing; 4) Dalrada Technologies; and 5) Dalrada Corporate. The business segment data (see “Note 13. Segment Reporting”) should be read in conjunction with this discussion.

Revenues and Cost of Revenues

Genefic

Total Revenues for Genefic increased to $17,684,765, or 12.3% from last year’s revenue of $15,740,919.

Genefic Specialty Pharmacy (formerly ‘Watson’) revenue increased $13,049,089, or 453.8% compared to $2,875,326 in the prior year. The increase was a result of obtaining additional accreditations including the Healthcare Merchant Accreditation from the National Association of Boards of Pharmacy (NABP) where it can be listed on the official Accredited Merchants’ list along with larger pharmacy retailers CVS, Walgreens, and Walmart, among others. With Healthcare merchant Accreditation, Genefic Specialty Pharmacy has proven its standards and practices to be in line with the requirements set by large online advertising platforms such as Google and Bing. Genefic Specialty Pharmacy also obtained the Specialty Pharmacy Accreditation and Mail Service Pharmacy Accreditation from the Utilization Review Accreditation Commission (URAC). NABP’s Specialty Pharmacy Accreditation signifies to patients, payers, and providers that the pharmacy organization is recognized for providing an advanced level of pharmacy services and disease management for patients taking medications that meet special handling, storage and distribution requirements. NABP’s Digital Pharmacy Accreditation signifies to patients, payers, and providers that the pharmacy organization is recognized for its commitment to the highest quality health care and safe pharmacy practices over the internet. The specific Digital Pharmacy Accreditation was created to recognize safe and legitimate pharmacies with an internet presence that stands out against the ever-growing list of rogue pharmacy websites. These accreditations allowed Genefic Specialty Pharmacy to ramp up a sales team in conjunction with the ability to fill specialty medications. Lastly, Genefic Specialty Pharmacy was granted a number of hemophilia contracts throughout the year. The cost of revenue was $10,612,296.

Pala Diagnostics (“Pala”) and Empower Genomics (“Empower”) generated $27,910 of the total revenue for Genefic through its complexity CLIA diagnostic laboratories compared with $10,338,768 in the prior year. The decrease in revenue was a result of the closure of the CLIA diagnostic laboratories, which focused primarily on COVID-19 testing services with validated PCR and Rapid antigen testing.

DCI generated $1,338,960, or 7.6% of the total revenue for Genefic. DCI’s revenue increased by $247,026 from the prior year, or 22.6%. The increase in revenue was a result of obtaining Licensed Vocational Nursing (“LVN”) accreditation along with a rising number of students entering and graduating from DCI’s Certified Nursing Assistant (“CNA”), Medical Assistant and Home Health Aid (“HHA”) Certification programs.

Dalrada Precision Manufacturing

Total Revenues for Dalrada Precision Manufacturing decreased to $2,447,148, or 49.8% from last year’s revenue of $4,873,225.

Dalrada Precision Parts generated $1,130,905, or 46.2% of the total revenue for Dalrada Precision Manufacturing. Revenue for Dalrada Precision Parts decreased by $1,550,001, or 57.8% from the prior year. The decrease in revenue was due to the loss of its primary customer in precision parts manufacturing. The cost of revenue was $427,364, or 37.8% of revenue.

DepTec generated $1,242,642, or 50.8% of the total revenue for Dalrada Precision Manufacturing. Revenue for DepTec decreased by $49,661, or 3.8% from the prior year. DepTec records its revenue using a cost-based input method, by which we use actual costs incurred relative to the total estimated contract costs to determine, as a percentage, progress toward contract completion. The cost of revenues was $1,279,752, or 103.0% of revenue.

Ignite’s cleaners, parts washers and degreaser products generated $73,601, or 3.0% of total revenue for Dalrada Precision Manufacturing. Revenue for Ignite decreased by $231,657, or 75.9% from the prior year. The decrease in revenue was due to ramping down operations of the company. The cost of revenue was $77,536, or 105.3% of revenue, and includes inventory adjustments.

Dalrada Climate Technology (Formerly Dalrada Energy Services)

Total Revenues for Dalrada Climate Technology decreased to $3,674,697, or 48.1% from last year’s revenue of $7,075,414.

Dalrada Energy Services generated $567,930, or 15.5% of the total revenue for the Dalrada Climate Technology segment. Revenue for Dalrada Energy Services decreased by $3,943,603, or 87.4% from the prior year. The decrease in revenue was a result of nearing completion of the Averett University project.

Bothof Brothers Construction (“Bothof”) generated $2,796,199, or 76.1% of the total revenue for the Dalrada Climate Technology segment. Bothof revenue increased by $232,318, or 9.1% from last year. Bothof generated revenue in its construction and contracting services throughout the United States. Bothof Brothers’ customers include both residential and commercial projects in the private and public sectors. During the year, $1,697,485 of revenue was generated through related parties. The cost of revenue was $3,176,886, or 113.6% of revenue

Dalrada Technologies

Total Revenue for Dalrada Technologies” sole subsidiary, Prakat, decreased to $1,373,136, or 33.0% from the prior year’s revenue of $2,049,411. The decrease in revenue was a result of several contracts ending their terms during the year.

Operating Expenses

Total Operating Expenses decreased to $26,584,681, or 11.4%, compared to last year’s expenses of $30,019,876.

Corporate

Total Corporate expenses decreased to $11,377,290, or 2.4%, compared to last year’s expenses of $11,660,710.

The Corporate segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits decreased by $522,450, or 12.2% from the prior year and is a result of a reduction in corporate employees.

•	Legal and professional fees increased by $396,486, or 39.2% from the prior year and is a result of an increase in corporate litigation as well as audit related costs.

•	Sales and marketing costs increased by $27,326, or 36.9% from the prior year due to increased costs associated with third party investor relations, paid media, and content creation expenses.

•	Other general and administrative costs for general corporate expenses, including information technology, rent, travel, and insurance decreased by $256,222, or 13.5% from the prior year and is a result of decreased in travel expenses, computer software expenses, and management fees.

Interest Expense decreased by $1,354,290 or 53.0% from the prior year as a result of increases in related party debt as well as PPP loans and convertible debt issued in prior years. See “Note 7. Notes Payable” to our audited condensed consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our outstanding debt.

Stock-based compensation includes expenses related to equity awards issued to employees and non-employee directors. Stock-based compensation increased by $221,440, or 5.5% from the prior year. See “Note 12. Stock-Based Compensation” to our audited condensed consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our stock-based compensation.

Genefic

Total Genefic expenses decreased to $7,266,439, or 36.6%, compared to last year’s expenses of $11,468,627.

The Genefic segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $1,255,151, or 52.4% from the prior year and a result of growth of the pharmacy business.

•	Legal and Professional Fees decreased by $1,764,960, or 71.8% from the prior year and primarily a result of a reduction in professional fees associated with COVID-19 testing services with validated PCR and Rapid antigen testing.

•	Sales and marketing costs decreased by $16,314, or 34.8% from the prior year due to reduced costs associated with third party advertising, paid media, and content creation expenses.

•	Other general and administrative costs decreased by $3,242,509, or 52.9% from the prior year and is a result of bad debt expense recorded in the prior fiscal year for Boost, Pala, and Genefic Wellness in the amounts of $1,648,562, $1,296,825, and $1,100,675, respectively.

Dalrada Precision Manufacturing

Total Dalrada Precision Manufacturing expenses decreased to $2,011,817, or 51.4%, compared to last year’s expenses of $4,136,885.

The Dalrada Precision Manufacturing Segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits decreased by $1,035,630 or 70.4% from the prior year as a reduced activity in the segment.

•	Legal and Professional Fees decreased by $1,019,258, or 89.2% from the prior year. The decrease in legal fees was primarily a result of the settlement Likido Ltd.’s lawsuit with MAPtech Packaging, Inc. Pursuant to the settlement, the Company shall pay the sum of $558,252 in damages, legal costs, and reimbursement for arbitration fees and expenses paid on account by MAPtech recognized in the prior year.

•	Sales and marketing costs decreased by $2,246, or 13.3% from the prior year due to reduced costs associated with third party advertising, paid media, and content creation expenses.

•	Other general and administrative costs decreased by $67,934, or 4.5% from the prior year and is a result of a decrease in travel, trade shows and other overhead expenses required for the expansion in the Precision Parts and Ignite businesses.

Dalrada Climate Technology

Total Dalrada Climate Technology expenses increased to $5,204,881, or 164.2%, compared to last year’s expenses of $1,969,829.

The Dalrada Climate Technology Segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased to $2,878,201, compared to $484,719 in the prior year as the energy segment continued to grow during the year. The employee resources were focused on the development of the current projects and building a future pipeline.

•	Legal and Professional Fees decreased by $292,415, or 51.0% from the prior year and is a result of the growth of the energy segment throughout the prior year. Professional fees included services for management fees and other services specific to the energy industry.

•	Sales and marketing costs increased to $19,988, a 58.6% increase from the prior year. The Company’s internal marketing generates most of the sales and marketing services which is included in the Corporate segment employee compensation and benefits expenses.

•	Other general and administrative costs increased to $2,026,225, a 125.2% increase from the prior year and is a result of management fees, travel and other general overhead costs associated with Dalrada Climate Technology’s energy upgrade business and Bothof Brothers Contracting.

Dalrada Technologies

Total Dalrada Technologies expenses decreased to $724,254, or 7.6%, compared to last year’s expenses of $783,825.

The Dalrada Technologies segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits decreased by $51,363, or 15.1% from the prior year and is a result of employee wage fluctuations.

•	Legal and Professional Fees increased by $51,158, or 37.2% from the prior year and is a result of increased third-party engineering fees related to its projects.

•	Sales and marketing costs increased by $15,844, or 1,039.0% from the prior year and is a result of increased third-party advertising and marketing costs.

•	Other general and administrative costs decreased by $75,210, or 24.7% and is a result of decreases in information technology, rent, travel, and insurance costs.

Other (Expense) Income

Other (Expense) Income increased by $2,806,572 or 844.8% from a $332,236 in Other Income in the prior year to a $2,474,336 Other Expense in the current year. The change in Other Expense was a result of $2,090,978 of “Gain on expiration of accrued payroll taxes” due to quarterly tax liabilities that expiring during fiscal 2023, $500,000 related to the sale of the Dalrada Energy Services intellectual property, and a $585,411 change in the fair value of contingent liability all incurred in the prior year. Other expenses incurred for the fiscal year ended June 30, 2024 consisted of interest expense of $1,213,441 and a change in fair value of the contingent liability of $511,892.

Net Income (Loss)

Net loss for the year ended June 30, 2024, was $23,250,181 compared to a Net loss of $20,627,721 during the year ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, the Company had current assets of $13,145,412 and current liabilities of $13,844,784 compared with current assets of $9,817,045 and current liabilities of $10,019,465 at June 30, 2023. The continuation of the Company as a going concern is dependent upon successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits.

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

Cash Flows

	Year Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(7,925,238)	$(4,612,798)
Net cash used in investing activities	(552,658)	(1,063,427)
Net cash provided by financing activities	8,117,078	5,717,144
Net change in cash during the period, before effects of foreign currency	$(360,818)	$40,919

Cash flow from Operating Activities

During the year ended June 30, 2024, the Company used $7,925,238 of cash for operating activities compared to $4,612,798 used during the year ended June 30, 2023. The increase in the use of cash for operating activities was primarily due to an overall increase in funding from related parties.

Cash flow from Investing Activities

During the year ended June 30, 2024, the Company used $552,658 of cash for investing activities compared to $1,063,427 used during the year ended June 30, 2023. The decrease in the use of cash for investing activities was due to the purchase of property plant and equipment in the prior year.

Cash flow from Financing Activities

During the year ended June 30, 2024, the Company received $8,117,078 of cash for financing activities compared to $5,717,144 received during the year ended June 30, 2023. The increase in financing activities was primarily due to the draw down of various note payables to fund the company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, Revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On July 10, 2024, the Company entered into a promissory note with 1800 Diagonal Lending, LLC for $87,975. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on May 15, 2025. There are 4 monthly payments of $10,029 and one payment of $60,175 for a total payback of $100,291.

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

On October 23, 2024, the Company nominated Roger Campos as a member of the Company’s Board of Directors.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America and applied on a consistent basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our condensed consolidated financial statements. A complete summary of these policies is included in Note 2. Summary of Significant Accounting Policies of the notes to our condensed consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Accrued Payroll Taxes

The total balance for Federal Accrued Payroll Taxes is accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued Interest is compounded daily at an Effective Annual Interest Rate of approximately seven percent. The individual quarterly sub-totals have a calculated expiration date of ten years according to the Internal Revenue Service (“IRS”) statute of limitations. This timeline can be extended because of bankruptcy or other legal action that is filed by the Company (Code 520 per IRS Federal Account Transcripts). Code 520 effectively stops the clock for the Statute of limitations until the bankruptcy or other legal action has been removed (Code 521 per IRS Federal Account Transcripts). In addition to the number of days between Code 520 and 521, every Code 520 automatically extends the IRS Statute of limitations by 30 days. As the quarterly sub-totals surpass their respective “Calculated Expiration Date” the Company removes the liability from the Condensed Consolidated Balance Sheets and an equivalent amount is recognized as “Gain on expiration of accrued payroll taxes” on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The amount owing may be subject to additional late filing fees and penalties that are not quantifiable as at the date of these condensed consolidated financial statements.

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

Use of Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the revenue, valuation of inventory, valuation of acquired assets and liabilities, variables used in the computation of share-based compensation, litigation, and evaluation of goodwill and intangible assets for impairment.

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

Business Combination

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the  business  combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded with a corresponding gain or loss being recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recorded an impairment of goodwill in the amount of $0 and $433,556 during the years ended June 30, 2024 and 2023, respectively.

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

Step 4: Determine the fair value of identifiable intangible assets acquired; and,

Step 5: Allocate the remaining consideration to goodwill and assess the reasonableness of the overall conclusion

Related Party Transactions

Related party transactions are conducted with parties with which the Company has a close association, such as majority owned subsidiaries, its executive, managers, and their families. The types of transactions that can be conducted between related parties are many, such as sales, asset transfers, leases, lending arrangements, guarantees, allocations of common costs, and the filing of consolidated tax returns. The Company discloses any transaction that would impact the decision making of the users of its condensed consolidated financial statements. This involves the following disclosures:

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

Item 8. Financial Statements

DALRADA FINANCIAL CORPORATION

Consolidated Financial Statements

For the Years Ended June 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[EXPLANATORY NOTE]

The financial statements contained in this Annual Report on Form 10-K meet the Alternative Reporting Standards of the OTC Markets Group Inc. and are believed by management to fairly present the financial statements of the Company as at June 30, 2024 and for the 12 months then ended. However, they are deficient as an annual report filed under Section 13 of the Securities Exchange Act of 1934 because such financial statements do not contain a report of the Company’s PCAOB registered independent public accounting firm. As of the date of this filing, that firm had not completed its audit procedures in respect of the Company’s financial statements for the fiscal year ended June 30, 2024; hence, no report was included in this filing. The Company plan to remedy this deficiency through the filing of an amended Annual Report on Form 10-K as promptly as possible, which amendment will include an audit report and a footnote to the Company’s financial statements that will explain in tabular form any variances between this filing and the amended filing.

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	June 30,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$501,927	$812,806
Accounts receivable, net	7,403,933	4,453,104
Accounts receivable, net - related parties	1,236,484	752,348
Other receivables	680,598	376,604
Inventories	2,647,652	2,078,692
Prepaid expenses and other current assets	674,818	1,343,491
Total current assets	13,145,412	9,817,045
Noncurrent receivables	20,742	41,722
Noncurrent receivables - related parties	1,136,508	1,173,893
Property and equipment, net	1,452,282	1,476,082
Goodwill	4,175,758	3,803,147
Intangible assets, net	3,547,266	3,858,086
Right-of-use asset, net	2,437,034	2,771,854
Right-of-use asset, net - related party	1,689,806	2,227,286
Total assets	$27,604,808	$25,169,115

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,382,691	$5,178,897
Accrued liabilities	1,023,286	1,084,008
Accounts payable and accrued liabilities – related parties	136,976	547,949
Deferred revenue	452,411	1,337,259
Notes payable, current portion	4,468,760	439,562
Notes payable, current portion – related parties	–	251,605
Lease liability, current portion	832,142	660,394
Lease liability, current portion - related party	548,518	519,791
Total current liabilities	13,844,784	10,019,465
Noncurrent payables	–	48,888
Notes payable, net of current portion	2,332,003	1,011,395
Notes payable, net of current portion – related parties	53,957	1,648,478
Contingent consideration	47,343	4,285,389
Lease liability, net of current portion	1,694,804	2,160,834
Lease liability, net of current portion - related party	1,193,312	1,741,830
Total liabilities	19,166,203	20,916,279

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000 shares authorized:
Series I preferred stock, $0.01 par value, 51,059 and 35,108 shares authorized, issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	351	351
Series H preferred stock, $0.01 par value, 15,002 shares authorized, issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	150	150
Series G preferred stock, $0.01 par value, 10,002 shares authorized, issued and outstanding as of both June 30, 2024 and June 30, 2023, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding as of both June 30, 2024 and June 30, 2023, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 97,175,443 and 88,699,139 shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively	485,877	443,478
Common stock to be issued	–	192,925
Preferred stock to be issued	21,839,776	–
Additional paid-in capital	150,948,583	145,251,822
Accumulated deficit	(164,741,349)	(141,729,009)
Accumulated other comprehensive loss	(909)	(50,848)
Total Dalrada Financial Corp's stockholders' equity	8,532,629	4,109,019
Noncontrolling interests	(94,024)	143,817
Total stockholders' equity	8,438,605	4,252,836
Total liabilities and stockholders' equity	$27,604,808	$25,169,115

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	June 30,
	2024	2023
Revenues	$23,461,914	$27,456,223
Revenues - related party	1,717,832	2,282,746
Total revenues	25,179,746	29,738,969
Cost of revenues	19,370,910	20,679,050
Gross profit	5,808,836	9,059,919

Operating expenses:
Selling, general and administrative	26,584,681	29,466,320
Research and development	–	120,000
Loss on impairment of goodwill	–	433,556
Total operating expenses	26,584,681	30,019,876
Loss from operations	(20,775,845)	(20,959,957)

Other (expense) income:
Interest expense	(1,213,441)	(2,552,918)
Interest income	85,659	79,758
Other (expense) income	(1,340,147)	722,620
Gain on expiration of accrued tax liability	–	2,090,978
(Loss) gain on foreign exchange	(6,407)	(8,202)
Total other (expense) income, net	(2,474,336)	332,236
Loss before taxes	(23,250,181)	(20,627,721)
Income taxes	–	–
Net loss	(23,250,181)	(20,627,721)

Other comprehensive loss
Foreign currency translation	49,939	(175)
Comprehensive loss	$(23,200,242)	$(20,627,896)

Net loss attributable to noncontrolling interests	(237,841)	(335,202)
Net loss attributable to Dalrada Financial Corporation stockholders	$(23,012,340)	$(20,292,519)

Net loss per common share to Dalrada stockholders - basic	$(0.25)	$(0.24)
Net loss per common share to Dalrada stockholders - diluted	$(0.25)	$(0.24)

Weighted average common shares outstanding — basic	92,135,080	83,761,903
Weighted average common shares outstanding — diluted	92,135,080	83,761,903

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock
	Series I		Series H		Series G		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	35,108	$351	15,022	$150	10,002	$100	5,000	$50	88,699,139	$443,478
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	1,609,639	8,048
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–	1,000,000	5,000
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	–	–	–	–	–	–	–	–	1,200,000	6,000
Common stock issued pursuant to private placement	–	–	–	–	–	–	–	–	4,666,665	23,351
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at June 30, 2024	35,108	$351	15,022	$150	10,002	$100	5,000	$50	97,175,443	$485,877

	Preferred Stock
	Series I		Series H		Series G		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	–	$–	–	$–	10,002	$100.00	5,000	$50	72,174,620	$360,855

Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	–	–	–	–	–	–	10,974,520	54,873
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	3,049,999	15,250
Common stock issued pursuant to consultant agreement	–	–	–	–	–	–	–	–	2,000,000	10,000
Conversion of related party notes into preferred stock	35,108	351	15,022	150	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	500,000	2,500
Net income (loss)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at June 30, 2023	35,108	$351	15,022	$150	10,002	$100	5,000	$50	88,699,139	$443,478

(Continued)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(continued)

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Dalrada Financial Corp's Stockholders'	Noncontrolling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)
Balance at June 30, 2023	192,925	–	$145,251,822	$(141,729,009)	$(50,848)	$4,109,019	$143,817	$4,252,836
Common stock issued pursuant to acquisitions	(192,925)	4,596,334	386,093	–	–	4,797,550	–	4,797,550
Common stock issued pursuant to debt agreement	–	–	228,000	–	–	233,000	–	233,000
Conversion of related party notes into preferred stock	–	17,243,442	–	–	–	17,243,442	–	17,243,442
Warrants issued pursuant to acquisitions	–	–	22,722	–	–	22,722	–	22,722
Common stock issued pursuant to consulting agreement	–	–	235,200	–	–	241,200	–	241,200
Common stock issued pursuant to private placement	–	–	580,650	–	–	604,001	–	604,001
Stock-based compensation	–	–	4,244,096	–	–	4,244,096	–	4,244,096
Net loss	–	–	–	(23,012,340)	–	(23,012,340)	(237,841)	(23,250,181)
Foreign currency translation	–	–	–	–	49,939	49,939	–	49,939
Balance at June 30, 2024	–	21,839,776	$150,948,583	$(164,741,349)	$(909)	$8,532,629	$(94,024)	$8,438,605

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Dalrada Financial Corp's Stockholders'	Noncontrolling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2022	1,066,925	–	$104,627,032	$(121,436,490)	$(50,673)	$(15,432,201)	$479,019	$(14,953,182)

Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	1,392,615	–	–	1,447,488	–	1,447,488
Common stock issued pursuant to acquisitions	(699,000)	–	998,225	–	–	314,475	–	314,475
Common stock issued pursuant to consultant agreement	–	–	174,000	–	–	184,000	–	184,000
Conversion of related party notes into preferred stock	–	–	33,859,043	–	–	33,859,544	–	33,859,544
Warrants issued pursuant to acquisitions	–	–	5,751	–	–	5,751	–	5,751
Stock-based compensation	(175,000)	–	4,195,156	–	–	4,022,656	–	4,022,656
Net income (loss)	–	–	–	(20,292,519)	–	(20,292,519)	(335,202)	(20,627,721)
Foreign currency translation	–	–	–	–	(175)	(175)	–	(175)
Balance at June 30, 2023	192,925	–	$145,251,822	$(141,729,009)	$(50,848)	$4,109,019	$143,817	$4,252,836

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,250,181)	$(20,627,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	885,965	707,572
Stock compensation	4,244,096	4,022,656
Stock consideration issued to vendor	241,200	184,000
Amortization of debt discount	–	1,224,472
Convertible debt premium satisfied with common stock	–	200,000
Change in fair value of contingent consideration	752,429	(270,936)
Provision for credit losses	2,175,397	4,783,357
Loss on impairment of goodwill	–	433,556
Gain on expiration of accrued tax liability	–	(2,090,978)
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	(5,610,362)	(3,897,875)
Other receivables	(303,994)	(60,660)
Inventories	(568,960)	(454,071)
Prepaid expenses and other current assets	726,900	(722,147)
Noncurrent receivables	58,365	35,883
Accounts payable	1,203,794	2,822,813
Noncurrent payables	(48,888)	(71,646)
Accounts payable and accrued liabilities - related parties	12,254,613	7,936,820
Accrued liabilities	199,236	640,529
Accrued payroll taxes, penalties and interest	–	35,242
Deferred revenue	(884,848)	556,336
Net cash used in operating activities	(7,925,238)	(4,612,798)
Cash flows from investing activities:
Purchase of property and equipment	(434,845)	(693,201)
Purchase of intangibles	(117,813)	(470,680)
Acquisition of business, net of cash	–	100,454
Net cash used in investing activities	(552,658)	(1,063,427)
Cash flows from financing activities:
Proceeds from related party notes payable	2,923,418	6,757,688
Repayments of related party notes payable	(428,924)	350,028
Repayments of convertible note payable	–	(1,680,000)
Proceeds from notes payable	6,262,536	–
Repayments of notes payable	(1,243,953)	–
Net proceeds (repayments) from notes payable	–	289,428
Proceeds from private placement	604,001	–
Net cash provided by financing activities	8,117,078	5,717,144
Net change in cash and cash equivalents	(360,818)	40,919
Effect of exchange rate changes on cash	49,939	(175)
Cash and cash equivalents at beginning of period	812,806	772,062
Cash and cash equivalents at end of period	$501,927	$812,806

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$139,941
Cash paid for interest	$621,735	$53,760

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$14,878,016	$33,859,544
Conversion of accounts payable-related parties to note payable-related parties	$2,365,426	$8,676,605
Common stock issued pursuant to business combination	$70,936	$314,475
Conversion of convertible note payable, accrued interest and premium into common stock	$–	$1,447,488
Warrants issued pursuant to acquisitions	$22,722	$–
Net assets acquired upon acquisition	$371,298	$–
(Decrease) Increase in right-of-use asset and liability	$(58,227)	$2,227,830

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Condensed Consolidated Financial Statements

Years ended June 30, 2024, and 2023

1.	Organization and Nature of Operations

Unless otherwise stated or the context requires otherwise, references herein to the “Company,” “Dalrada,” “we,” “us,” and “our” mean Dalrada Financial Corporation and its direct and indirect subsidiaries, and controlled and managed entities.

Dalrada Financial Corporation, (“Dalrada”), was incorporated in September 1982 under the laws of the State of California. It was reincorporated in May 1983 under the laws of the State of Delaware and reincorporated again on May 5, 2020, under the laws of the state of Wyoming. Dalrada Financial Corporation trades under the symbol, OTC: DFCO.

Dalrada has five primary business divisions: Genefic, Dalrada Climate Technology, Dalrada Precision Manufacturing, Dalrada Technologies and Dalrada Corporate. Within each of these divisions, the Company drives transformative innovation while creating solutions that are sustainable, accessible, and affordable. Dalrada’s global solutions directly address climate change, gaps in the health care industry, and technology needs that facilitate a new era of human behavior and interaction and ensure a bright future for the world around us.

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

Genefic Specialty Pharmacy (“Genefic Pharmacy”)- Genefic Pharmacy (formerly Genefic Specialty Pharmacy Rx Solutions) is an Alabama-based pharmacy with more than 30 years of experience in the retail medical and pharmaceutical industries. Genefic Pharmacy specializes in providing expert care and managing disease states through comprehensive prescription management, education, nursing, and total health solutions. Genefic Pharmacy maintains pharmacy licenses in all 50 States as well as Washington D.C.

Genefic Infusion Rx- Genefic Infusion Rx is a Louisiana-based infusion pharmacy which handles all aspects of fluid and medication infusion, via intravenous or subcutaneous application. Genefic Infusion Rx serves as an essential with healthcare systems, enhancing the infusion process through efficient authorization and prescription management. Its state-of-the-art compounding facility is led by one of only eight pharmacists in Louisiana with a sterile compounding board certification, ensuring top-tier precision and quality in medication preparation.

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

Dalrada Technology Limited (“DTL”)- DTL is a holding company for all United Kingdom and European based Dalrada Climate Technology entities.

Likido Ltd. (“Likido”)- Likido is an international engineering company developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and minimized carbon emissions across global supply chains. Likido's technologies enable the effective recovery and recycling of process energy, mitigating against climate change and expected enhancement of quality of life through the provision of low-carbon heating and cooling systems. Likido’s products currently include the DCT One Heat Pumps (formerly Likido®ONE) and DCT Cryo Chiller. Likido also offers heat pump solutions specifically designed for residential purposes.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2024, and 2023, the Company had a positive working capital deficit of $377,228 and $202,420, respectively. The Company incurred negative cash flows from operations for the years ended June 30, 2024, and 2023, and raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company expects to fund any short-term operational deficits primarily through collection of outstanding accounts receivable from medical insurance providers, Medicare, pharmaceutical sales, the sale of DCT commercial and residential heat pumps as well as loans from related parties.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.

The condensed consolidated financial statements include the accounts of Dalrada Financial Corporation, Solas Corp., Boost Genomics Inc. (formerly Empower Genomics, Inc.), Dalrada Career Institute (formerly International Health Group, Inc.), Pala Diagnostics, LLC, Pacific Stem Cells, LLC, Genefic Specialty Rx (formerly Genefic Specialty Pharmacy Rx Solutions, Inc.),Genefic Infusion Rx., Shark Innovative Technologies Corp., Dalrada Precision Corp., Dalrada Energy Services, Inc., Dalrada Home Corp., Likido Corp., Dalrada Technology Spain S.L., Ignite I.T., Bothof Brothers Construction Inc., Prakat Solutions, Inc., Prakat Solutions Private Limited, Likido Ltd., Deposition Technologies Ltd. and Dalrada Technology Ltd., controlled by the Company through its direct or indirect ownership of a majority voting interest. Additionally, the condensed consolidated financial statements include the accounts of variable interest entities (“VIEs”) in which the Company has a variable interest and for which the Company is the “primary beneficiary” as it has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. All significant intercompany accounts and transactions are eliminated in consolidation.

Income attributable to the minority interest in the Company’s majority owned and controlled consolidated subsidiaries is recorded as net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations and Comprehensive Loss and the noncontrolling interest is reflected as a separate component of the statement of stockholders’ equity, condensed consolidated balance sheet, and statement of cash flows.

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

When estimating its allowance for credit losses related to revenues from COVID-19 Testing, the Company differentiates its receivables based on the following customer types: healthcare insurers, government payers, and cash payers. Additionally, the Company applies assumptions and judgments for assessing collectability and determining net revenues and accounts receivable from its customers. Management considers various historical collection factors for assessing collectability and determining net revenues and accounts receivable from our customers which include the period that the receivables have been outstanding, history of payment amounts, status of collections due, and applicable statutes of limitations.

During the year ended June 30, 2024 and 2023, healthcare insurers and government payers accounted for over 61% and 42% of total revenues, respectively. Also, healthcare insurers and government payers amounted to total revenues of $17,543,688 and $12,546,849 for the years ended June 30, 2024 and 2023, respectively. The accounts receivable related to both healthcare insurers and government payers is $6,613,175 and $1,499,415 as of June 30, 2024 and 2023, respectively.

As of June 30, 2024 and 2023, $0 and $829,239 is owed by customers from the sale of Likido units, respectively.

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

	Fair Value Measurements as of June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	–	–	$47,343	$47,343
	$–	$–	$47,343	$47,343

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	–	–	$4,285,389	$4,285,389
	$–	$–	$4,285,389	$4,285,389

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

Changes in contingent consideration liability during the year ended June 30, 2024, and 2023, are as follows:

Contingent
Consideration
Liability
Balance as of June 30, 2023	$4,285,389
Change in fair value	310,945
Transfer of contingent liability to current liability	(4,596,334)
Recognition of contract contingencies	47,343
Balance as of June 30, 2024	$47,343

Contingent
Consideration
Liability
Balance as of June 30, 2022	$4,870,800
Change in fair value	(585,411)
Balance as of June 30, 2023	$4,285,389

(g)	Convertible Instruments

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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for expected credit losses is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024, and 2023, the Company had an allowance for expected credit losses of $860,200 and $2,430,615, respectively.

Genefic Pharmacy, Genefic Infusion, Boost, and Pala have a standardized approach to estimate the amount of consideration that we expect to be entitled to for its pharmaceutical revenue, and COVID-19 testing including the impact of contractual allowances (including payer denials), and patient price concessions. The Company principally estimates the allowance for credit losses by pool based on historical collection experience, the current credit worthiness of the customers, current economic conditions, expectations of future economic conditions and the period of time that the receivables have been outstanding. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates.

(i)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out (“FIFO”) basis. As of June 30, 2024 and 2023, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions. No reserve was established for as of June 30, 2024 and 2023, respectively.

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

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the Condensed Consolidated Balance Sheet and any resulting gains or losses are included in the Condensed Consolidated Statement of Operations and Comprehensive Loss in the period of disposal.

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

A Company acquisition includes contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 2. Summary of Significant Accounting Policies of our condensed consolidated financial statements included in this Annual Report on Form 10-K. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. The contingent consideration decreased by $4,238,046 to a balance of $47,343 during the year ended June 30, 2024, and the balance was subsequently transferred to a current liability. The outstanding balance of as of June 30, 2024 is in relation to the recognition of contract related contingencies.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. As of June 30, 2024 and 2023, there were quantitative factors that indicated goodwill was impaired in the amounts of $0 and $433,556, respectively.

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

The Company’s revenue is derived from the sales of its products, which represents net sales recorded in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Product sales are recognized when performance obligations under the terms of the contract with the customer are satisfied. Typically, this would occur upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. The Company measures revenue as the amount of consideration to which it expects to be entitled in exchange for transferring goods (transaction price). The Company records reductions to revenue for estimated customer returns, allowances, markdowns, and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances is inherently uncertain and may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it will record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Reserves for returns and markdowns are included within accrued expenses and other liabilities in the Company’s Condensed Consolidated Balance Sheets. Allowance and discounts are recorded in accounts receivable, net and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of June 30, 2024, or 2023.

Net revenues from specialty pharmacy accounted for over 61% of the Company’s total net revenues for the year ended June 30, 2024. Sales are recognized at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring control of goods or services to the customer. The Company recognizes revenue, net of taxes and expected returns, at the time it sells merchandise, provides services or dispenses prescription drugs to the customer. The Company estimates revenue based on expected reimbursements from third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies) for dispensing prescription drugs. The estimates are based on all available information including historical experience and are updated to actual reimbursement amounts.

The Company recognizes revenue when control of the prescription drugs is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those prescription drugs. The Company has established the following revenue recognition policies for the Pharmacy Services segment:

Revenues generated from prescription drugs sold by mail service dispensing pharmacies are recognized when the prescription drug is delivered to the client plan member. At the time of delivery, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.

The Company’s retail drugstores recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation, separate and distinct from other prescription claims under other retail network arrangements. Revenues are adjusted for refunds owed to third party payers resulting from pricing guarantees and performance against defined value-based service and performance metrics. The inputs to these estimates are not subject to a high degree of subjectivity or volatility.

Boost, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Pala does not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Boost has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

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

DES records a sales-type where the Company is the lessor. The Company records its investment in the plant and equipment, used to upgrade a customer’s real property, leased to franchisees on a net basis, which is comprised of the present value of fixed lease payments not yet received over the course of the energy savings agreements. The current and noncurrent portions of our net investment in sales-type leases are included in “Accounts Receivable, net – related parties” and “Noncurrent receivables – related parties” respectively in the Condensed Consolidated Balance Sheets. Unearned income is recognized as interest income over the lease term. Sales-type leases result in the recognition of gain or loss at the commencement of the lease, which is recorded to “Revenues – related party” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

DepTec and Bothof recognize revenues using a cost-based input method, by which we use actual costs incurred relative to the total estimated contract costs to determine, as a percentage, progress toward contract completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The Company also earns service revenue from its other subsidiaries, including information technology and consulting services via Prakat, educational programs, and courses from Dalrada Career Institute, energy services and solutions from Dalrada Technology Spain and Likido, and custom parts manufacturing for Dalrada Precision Parts. For Prakat, Dalrada Precision Parts, Dalrada Technology Spain and Likido, revenues are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project or product, which represents transfer of control to the customer. For IHG, revenues are recognized over the course of a semester while services are performed.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Year Ended
	June 30,
	2024	2023
Product sales - third parties	$18,384,320	$7,324,522
Product sales - related party	140	77,308
Service revenue - third parties	5,077,594	20,131,701
Service revenue - related party	1,717,692	2,205,438
Total revenue	$25,179,746	$29,738,969

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30,	June 30,
	2024	2023
Accounts receivable, net	$7,403,933	$4,453,104
Accounts receivable, net - related parties	1,236,484	752,348
Noncurrent receivables	20,742	41,722
Noncurrent receivables - related parties	1,136,508	1,173,893
Deferred revenue	452,411	1,337,259

The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities represent a set-up fee prepayment received from a customer in advance of performance obligations met. For the fiscal years ended June 30, 2024 and 2023, $993,962 and $242,015 of beginning deferred revenue was recognized as revenue, respectively.

(o)	Cost of Revenue

Cost of revenue consists primarily of inventory sold and related freight for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Year Ended
	June 30
	2024	2023
Product sales	$12,628,731	$5,546,015
Service revenue	6,742,179	15,133,035
Total cost of revenue	$19,370,910	$20,679,050

(p)	Advertising

Advertising costs are expensed as incurred. During the fiscal years ended June 30, 2024, and 2023, advertising expenses were $185,261 and $292,473, respectively.

(q)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the quoted market price of the equity instruments issued. During the years ended June 30, 2024, and 2023, stock-based compensation expenses were $4,244,096 and $4,022,656, respectively.

(r)	Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the Likido, DepTec, and Dalrada Technology subsidiaries is the Great British Pound. The functional currency of Prakat is the Indian Rupee. The functional currency of Dalrada Technology Spain is the Euro. The financial statements of the Company’s subsidiaries were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Gains and losses arising on foreign currency denominated transactions are included in the Other Comprehensive Loss section of the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(s)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the years ended June 30, 2024, and 2023, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

(t)	Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company's Condensed Consolidated Balance Sheets and Statements of Changes in Stockholders’ Equity. Net loss attributable to non-controlling interests are reflected separately from condensed consolidated net loss in the Condensed Consolidated Statements of Comprehensive Loss and Statements of Changes in Stockholders’ Equity (Deficit). Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

As of June 30, 2024, and 2023, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries in the amount of 25.4%, and 51.0%, respectively.

(u)	Basic and Diluted Net Loss per Share

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

There were no adjustments to the numerator during the years ended June 30, 2024 and 2023.

(v)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company had a full valuation allowance at June 30, 2024 and 2023, respectively.

(w)	Recent Accounting Pronouncements

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

Pursuant to the partnership agreement, Dalrada contributed equity in the amount of $500,000 for operating capital and Vivera contributed property and equipment at a fair value of $111,185. This amount was recorded to non-controlling interest equity balance in the Company’s Condensed Consolidated Balance Sheets.

Pursuant to the JV agreement, Dalrada issued 250,000 shares of common stock to Vivera in October 2021. The fair value of $58,560 was recorded to goodwill as of June 30, 2022. This goodwill balance was written down to $0 as of June 30, 2023.

In December 2021, Dalrada Health filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509, accounted for as an unauthorized distribution. In addition to filing a cross-complaint against Dalrada Health Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics, Dalrada Financial Corporation’s officers, and other unrelated parties. See Note 14. Commitments and Contingencies for legal proceedings.

4.	Business Combinations and Asset Acquisition

Fiscal 2024 Transactions

IV Services, LLC dba Genefic Infusion Rx

On May 13, 2024, the Company acquired 100% of IV Services, LLC dba Genefic Infusion Rx (“IVS”) through a Membership Interest Purchase Agreement. IVS is a Louisiana based pharmacy that holds pharmacy licenses in Louisiana and Mississippi and specializes in home infusion services. Pursuant to the terms of the transaction, the Company acquired all assets, tangible and intangible, which relate to, or are used or held for use in connection with the business for cash, closing date inventory, closing date rent payment, closing date cash on hand, and total liabilities of $156,926.

The Company acquired IVS to expand the physical footprint of Genefic Specialty Rx as well as its ability to ship a larger volume of prescriptions and to enter the infusion pharmacy business.

The IVS transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized.

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of May 13, 2024:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$2,991
Inventory	149,216
Prepaid expenses	2,390
Deposits	10,700
Fixed assets, net	166,526
IP-technology-license	99,000
Non-competes	17,500
Goodwill	371,298
Accounts payable	(97,494)
Accrued compensation – PTO	(12,933)
Loan payable	(46,500)
Purchase price consideration	$662,694

Fiscal 2023 Transactions

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

The Company has made a preliminary allocation of the purchase price regarding the asset acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of March 1, 2023:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$9,108
Deposits	13,536
Prepaids	24,666
Furniture and Fixtures	64,533
Trade name	206,336
Loan Payable	(249,204)
Purchase price consideration	$68,975

Trade name is amortized on a straight-line basis over two years.

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of June 30, 2024, and 2023:

	June 30,	June 30,
	2024	2023
Raw materials	$910,679	$658,175
Work-in-progress	1,129,348	708,007
Finished goods	607,625	712,510
	$2,647,652	$2,078,692

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2024, and 2023:

	June 30,	June 30,
	2024	2023
Machinery and equipment	$1,769,470	$1,448,556
Leasehold improvements	416,854	208,689
Computer and office equipment	458,689	426,162
Construction in progress	–	249,613
	2,645,013	2,333,020
Less: Accumulated depreciation	(1,192,731)	(856,938)
	$1,452,282	$1,476,082

Depreciation expense of $473,183 and $360,544 for the years ended June 30, 2024, and 2023, respectively, were included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Goodwill

Goodwill consisted of the following by entity as of June 30, 2024, and 2023:

	Precision	Genefic	Total
Balance: June 30, 2023	$3,106,090	$697,057	$3,803,147
Additions	–	372,611	372,611
Balance: June 30, 2024	$3,106,090	$1,069,668	$4,175,758

	Precision	Genefic	Total
Balance: June 30, 2022	$3,122,811	$1,130,613	$4,253,424
Additions	–	–	–
Adjustments to purchase price allocation	(16,721)	–	(16,721)
Less: loss on impairment	–	(433,556)	(433,556)
Balance: June 30, 2023	$3,106,090	$697,057	$3,803,147

Intangible Assets, Net

Intangible assets, net consisted of the following as of June 30, 2024, and June 30, 2023:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2023	$693,385	$1,064,000	$1,244,480	$535,547	$813,479	$4,350,891
Additions	–	–	–	–	116,500	116,500
Balance: June 30, 2024	693,385	1,064,000	1,244,480	535,547	929,979	4,467,391

Less: Accumulated amortization
Balance: June 30, 2023	(172,230)	(55,378)	(153,770)	(54,595)	(56,832)	(492,805)
Additions	(69,339)	(51,118)	(124,448)	(116,324)	(66,091)	(427,320)
Balance: June 30, 2024	(241,569)	(106,496)	(278,218)	(170,919)	(122,923)	(920,125)

Net book value: June 30, 2024	$451,816	$957,504	$966,262	$364,628	$807,056	$3,547,266

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2022	$693,385	$1,064,000	$1,230,159	$348,100	$335,021	$3,670,665
Additions	–	–	–	186,047	477,458	663,505
Adjustments to purchase price allocation	–	–	14,321	1,400	1,000	16,721
Balance: June 30, 2023	693,385	1,064,000	1,244,480	535,547	813,479	4,350,891

Less: Accumulated amortization
Balance: June 30, 2022	(102,891)	(4,260)	(30,754)	(380)	(7,492)	(145,777)
Additions	(69,339)	(51,118)	(123,016)	(54,215)	(49,340)	(347,028)
Balance: June 30, 2023	(172,230)	(55,378)	(153,770)	(54,595)	(56,832)	(492,805)

Net book value: June 30, 2023	$521,155	$1,008,622	$1,090,710	$480,952	$756,647	$3,858,086

Amortization expense of $426,220 and $347,028 for the years ended June 30, 2024, and 2023, respectively, were included in selling, general and administrative expenses in the statements of operations and comprehensive loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

Future amortization expense is as follows:

Year Ending June 30,
2025	$416,132
2026	338,891
2027	338,891
2028	338,891
2029	332,358
Thereafter	1,782,102
Total	$3,547,266

6.	Accrued Payroll Taxes

As of June 30, 2024, and 2023, the Company had $0 and $0, respectively, of accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest was compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that made up the balance had a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpassed their estimated expiration date, the Company removed the liability from the Condensed Consolidated Balance Sheets, and an equivalent amount was recognized as “Gain on expiration of accrued tax liability” within other income on the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the years ended June 30, 2024, and 2023, the Company recognized $0 and $35,242, respectively, of penalties and interest within interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the years ended June 30, 2024, and 2023, the Company recognized $0 and $2,090,978, respectively, within “Gain on expiration of accrued tax liability” related to quarterly tax liabilities that expired during the respective fiscal years.

7.	Notes Payable

Notes Payable – Related Parties

The following is a summary of notes payable – related parties as of June 30, 2024, and 2023:

June 30, 2024
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$–	$–
Related entity 2	52,887	–
Related entity 3	–	–
Related entity 4	1,070	–
Related entity 5	–	–
Related entity 6	–	–
	$53,957	$–

	June 30, 2023
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$1,380,672	$3,038
Related entity 2	126,864	–
Related entity 3	105,000	–
Related entity 4	50,074	–
Related entity 5	–	–
Related entity 6	237,473	11,144
	$1,900,083	$14,182

The following is a summary of current and noncurrent notes payable – related parties as of June 30, 2024, and 2023:

	June 30, 2024
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$–	$–
Related entity 2	–	52,887	52,887
Related entity 3	–	–	–
Related entity 4	–	1,070	1,070
Related entity 5	–	–	–
Related entity 6	–	–	–
	$–	$53,957	$53,957

	June 30, 2023
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$1,380,672	$1,380,672
Related entity 2	–	126,864	126,864
Related entity 3	–	105,000	105,000
Related entity 4	14,132	35,942	50,074
Related entity 5	–	–	–
Related entity 6	237,473	–	237,473
	$251,605	$1,648,478	$1,900,083

All notes dated December 31, 2022, and prior are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020, to December 30, 2022. All notes dated after December 31, 2022, are unsecured, bear interest at 8% per annum, and are due 1095 days from the date of issuance. Each related party has significant influence or common ownership with the Company’s Chief Executive Officer. Several of these notes are in default. The Company has not received any notices of default or demands for payment. All notes are unsecured and those which are past-due are due on demand. As of June 30, 2024 and 2023, total accrued interest for Notes Payable-Related Parties was $0 and $14,182, respectively. The Company recorded interest expense from Notes Payable-Related Party for fiscal years ending June 30, 2024, and 2023, of $244,750 and $814,240, respectively.

There were various related party debt convertible notes that occurred during 2024 and 2023 (see “Note 8. Convertible Note Payable – Related Parties” for more information).

The following are the expected future payments as of June 30, 2024:

Fiscal Year Ended June 30,
2025	$–
2026	53,957
2027	–
2028	–
2029	–
Total	$53,957

Notes Payable

Notes payable includes the following:

	June 30,	June 30,
	2024	2023
Current portion	$4,468,760	$439,562
Noncurrent portion	2,332,003	1,011,395
Total	$6,800,763	$1,450,957

The Company’s Economic Injury Disaster Loan (“EIDL”) dated May 10, 2020, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loan attaches collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The balance of IHG’s EIDL is $150,000 and $147,807 for the years ended June 30, 2024, and 2023, respectively. The EIDL loan is technically in default as a result of a change in ownership without the Small Business Administration (“SBA”) prior written consent. The Company has contacted the SBA regarding the transfer of ownership and has not yet finalized the transfer of ownership.

The Company’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $24,206 and $36,938 for the years ended June 30, 2024, and 2023, respectively.

The Company has a loan totaling $95,060 and $320,709 as of June 30, 2024, and 2023, respectively, which includes an interest rate of 5% with a maturity date of April 29, 2025. The loan is collateralized by personal property and includes monthly payments in the amount of $2,656, with a balloon payment at the maturity date in the amount of $336,898. The Company renewed a loan on June 26, 2023, for $176,836, which includes an interest rate equal to the Wall Street Journal Prime Rate, or 8.25% as of June 30, 2023, and a maturity date of June 26, 2024. The loan is collateralized by the accounts receivable of the Company and includes four payments of $46,838.

On July 25, 2023, the Company entered into an agreement with OnPoint LTB, LLC, for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan, with interest only for 6 months, then amortizing over 18 months down to 50%, with the remaining 50% of the balance due at the end of term. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. The Company borrowed the first installment of $1,200,000 at the time of closing and the remaining $800,000 was borrowed on October 4, 2023. As part of the loan origination fee, the Company issued 500,000 shares of its common stock. The transaction includes a debt discount of $189,971 which is amortized using an effective interest method over a 24-month period. The net balance of the loan is $1,561,395 as of June 30, 2024.

On January 4, 2024, the Company executed a revenue purchase agreement with NewCo Capital Group LLC for $350,000, which includes a 17% purchase percentage and a total purchased amount of $507,500 at the end of the term. The agreement includes a $10,500 underwriting fee and a $10,500 origination fee.

On January 22, February 22, a loan and security agreement was executed with Nautilus Parent Holding, LLC whereby the Company can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum draw down of $750,000. On April 18, 2024, the Company board of directors approved to increase the maximum draw down to $8,000,000. As of June 30, 2024, the total drawdown was $2,900,000. The agreement includes a $5,000 expense deposit.

On April 8, 2024, the Company entered into a promissory note with 1800 Diagonal Lending, LLC for $172,500. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on February 15, 2025. There are 10 monthly payments in the amount of $19,665 for a total payback of $196,650. In the event of default, 1800 Diagonal Lending, LLC shall have the right to convert all or part of the outstanding and unpaid amount of the note into common shares equal to 61% multiplied by the lowest trading price of the Company common stock during the 10 trading days prior to the conversion date.

On May 2, 2024, the Company executed a revenue purchase agreement with Credit Line Capital Group for $600,000, which includes a 14% purchase percentage and a total purchased amount of $786,000 at the end of the term. The agreement includes a $6,000 underwriting fee and a $6,000 origination fee.

On May 16, 2024, the Company entered into a promissory note with 1800 Diagonal Lending, LLC for $122,475. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on March 30, 2025. There are 10 monthly payments in the amount of $13,962 for a total payback of $139,621. In the event of default, 1800 Diagonal Lending, LLC shall have the right to convert all or part of the outstanding and unpaid amount of the note into common shares equal to 61% multiplied by the lowest trading price of the Company common stock during the 10 trading days prior to the conversion date.

On May 16, 2024, the Company entered into a term loan with Agile Capital Funding, LLC for $525,000 and includes an administrative fee in the amount of $23,625. There are 32 weekly payments in the amount of $22,641 for a total payback of $724,500.

On June 25, 2024, the Company executed a revenue purchase agreement with Cucumber Capital LLC for $325,000, which includes a 9% purchase percentage and a total purchased amount of $487,175 at the end of the term. The agreement includes a $19,500 origination fee.

The following are the expected future payments as of June 30, 2024:

Fiscal Year Ending June 30,
2025	$4,468,760
2026	2,167,053
2027	19,902
2028	23,068
2029	17,222
Thereafter	104,759
Total	$6,800,763

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

Pursuant to the acquisition agreement dated April 6, 2022, between the Company and Silicon Services Consortium Ltd. (“SSCe”), the sellers of SSCe were to be issued 3,000,000 shares of its common stock evenly every quarter for 24 months with the initial distribution to take place on the effective date (the “Share Consideration”). If at the end of the 24-month stock distribution period, beginning on the effective date of April 7, 2022 (the “Distribution Period”), the value of common stock consideration does not equate to 4,000,000 GBP (the “Target Amount”) in value, then the Company shall issue additional stock equal to the shortfall between the value of the Share Consideration and the Target Amount (the “Valuation Shortfall”). At the end of the Distribution Period, the sellers of SSCe were to be issued an additional $4,440,000 in stock as a result of the Valuation Shortfall. The Company share price at the end of the Distribution Period was $0.20, creating an additional 22,200,000 shares of common stock due to the sellers of SSCe. Pursuant to board resolution dated May 22, 2024, Valuation Shortfall shares were issued into 4,440 shares of Series I Convertible Preferred Stock (“Series I Stock”) as opposed to common stock. The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share). The Series I Stock does not have voting rights.

On June 30, 2024, the Company converted $3,924,499 of related party debt principal and interest into 4,700 shares of Series I Convertible Preferred Stock (“Series I Stock”). The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share). The Series I Stock does not have voting rights.

9.	Related Party Transactions

Fiscal 2024 Transactions

During the year ended June 30, 2024, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $2,923,418. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

As of June 30, 2024, amounts included within accounts payable and accrued liabilities – related parties for related party expenses were $136,976.

Fiscal 2023 Transactions

During the year ended June 30, 2023, the Company received cash funding or expenses paid on its behalf from related parties totaling $5,439,249. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties on the Company’s Condensed Consolidated Balance Sheet for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

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

As of June 30, 2023, amounts included within accounts payable and accrued liabilities – related parties on the Company’s Condensed Consolidated Balance Sheet for related party expenses were $500,288.

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Year Ended
	June 30,
	2024	2023
Dalrada Health	$–	$76,912
Dalrada Energy Services	5,207	45,968
Ignite	140	396
Prakat	15,000	25,000
Bothof Brothers	1,697,485	2,134,470
	$1,717,832	$2,282,746

See Notes 7, 8, 9, 10, and 14 for additional related party transactions.

10.	Preferred Stock

On March 29, 2024, the Company converted $13,318,943 of related party debt principal and interest into 15,951 shares (effective price of $835 per share) of Series I Convertible Preferred Stock (“Series I Stock”). The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share). The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 3(a)(9) of the Act in that such issuance did not constitute a public offering.

Pursuant to the acquisition agreement dated April 6, 2022 between the Company and Silicon Services Consortium Ltd. (“SSCe”), the sellers of SSCe were to be issued 3,000,000 shares of its common stock evenly every quarter for 24 months with the initial distribution to take place on the effective date (the “Share Consideration”). If at the end of the 24-month stock distribution period, beginning on the effective date of April 7, 2022 (the “Distribution Period”), the value of common stock consideration does not equate to 4,000,000 GBP (the “Target Amount”) in value, then the Company shall issue additional stock equal to the shortfall between the value of the Share Consideration and the Target Amount (the “Valuation Shortfall”). At the end of the Distribution Period, the sellers of SSCe were to be issued an additional $4,440,000 in stock as a result of the Valuation Shortfall. The Company share price at the end of the Distribution Period was $0.20, creating an additional 22,200,000 shares of common stock due to the sellers of SSCe. Pursuant to board resolution dated May 22, 2024, Valuation Shortfall shares were issued into 4,440 shares of Series I Convertible Preferred Stock (“Series I Stock”) as opposed to common stock. The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share). The Series I Stock does not have voting rights. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

On June 30, 2024, the Company converted $3,924,499 of related party debt principal and interest into 4,700 shares (effective price of $835 per share) of Series I Convertible Preferred Stock (“Series I Stock”). The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share). The Series I Stock does not have voting rights. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 3(a)(9) of the Act in that such issuance did not constitute a public offering.

11.	Stockholders’ Equity

Common Stock Transactions – Fiscal 2024

In July 2023, the Company issued 500,000 shares of common stock in connection with a fee for a third-party loan in the amount of 1,200,000. The company ascribed $60,000 to those shares recorded as a debt discount. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

In July 2023, the Company issued 109,637 shares of common stock pursuant to the Stock Purchase Agreement with Prakat Solutions Inc. for $14,413. This issuance was a follow on with certain legacy stockholders of Prakat to the 2020 purchase by the Company of 72% of Prakat. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

In September and December 2023, April and May 2024, the Company issued a total of 500,000 shares of common stock related to earn-out payments in the acquisition of Genefic Specialty Pharmacy. The company ascribed $106,250 to those shares recorded at the value of the shares upon issuance. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

In October 2023 the company issued 500,000 shares of common stock pursuant to a loan agreement for $173,000. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

In December 2023 and April 2024, the Company issued a total of 1,000,002 shares of common stock related to the acquisition of DepTec (SSCe) for $200,947. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

In February 2024, the Company issued 4,666,665 shares of common stock related to a Company conducted private placement for aggregate proceeds of $604,001, or $0.13 per share. The Company used the proceeds for operating capital. The Company issued these shares of common stock pursuant to the exemption from registration abiding by Rule 506 under Regulation D.

In February 2024, the Company issued 1,200,000 shares of common stock pursuant to consulting agreements resulting in $241,200 in consultancy fees. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

12.	Stock-Based Compensation

Dalrada Financial Corporation 2020 Stock Compensation Plan

On July 9, 2020, the Board authorized the Dalrada Financial Corporation 2020 Stock Compensation Plan (the “Plan”) to be used to compensate the company’s board of directors. The Plan allocates the issuance of up to 3,500,000 shares. On February 25, 2021, the Company amended the Plan to issue up to 4,500,000 shares and issued an aggregate of 4,500,000 common shares, or 500,000 shares to each board member. Condensed Consolidated Statements of Operations and Comprehensive Loss. On November 10, 2021, the Company cancelled 6,500,000 shares issued under the Plan to the Board of Directors and issued 6,500,000 cashless warrants. A total of 4,500,000 cashless warrants were to vest immediately, and the remaining 2,000,000 cashless warrants were to vest over a 12-month period. All cashless warrants carry a $0.45 exercise price and a ten-year term. The Company recorded stock-based compensation of $730,000 related to the 6,500,000 shares. The issuance of the warrants was treated as a modification and, as a result of the value of the stock-based compensation of the shares cancelled being greater than the stock-based compensation related to the cashless warrants issued, no additional stock-based compensation expense was recorded for the year ended June 30, 2022.

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

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2022	12,025,000	$–	8.82
Granted	33,426,134	$0.29
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2023	45,451,134	$0.33	8.83
Granted	21,566,000	$0.14
Exercised	–	–
Forfeited	(12,840,673)	–
Outstanding - June 30, 2024	54,176,461	$0.26	8.28
Exercisable at June 30, 2024	35,986,922	$0.31	7.90

	Years Ended June 30,
	2024	2023
Risk-free interest rate	4.00%	3.61%
Expected volatility (1)	109.7%	158.3%
Expected dividend yield	0.00%	0.00%
Expected life (years)	5.26	5.27

The intrinsic value of outstanding warrants was $0 as of June 30, 2024, and 2023.

During the year ended June 30, 2024, and 2023, stock-based compensation expenses were $4,244,097 and $4,022,656, respectively. Total unrecognized compensation cost of non-vested options was $2,924,625 and $4,985,051 on June 30, 2024, and 2023, respectively, which will be recognized over the next two and half fiscal years.

13.	Segment Reporting

The Company manages its business and makes its decisions within its operating segments. The Company classifies its operations into five segments: Genefic, Climate Technology, Manufacturing, Technology, and Corporate. The Company evaluates the performance of its segments primarily based on revenues and operating income (loss).

Segment information for the years ended June 30, 2024, and 2023 is as follows:

	Year Ended June 30, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$17,684,765	$3,674,697	$2,447,148	$1,373,136	$–	$25,179,746
Income (Loss) from Operations	(1,825,270)	(5,956,460)	(1,349,321)	(235,104)	(11,409,690)	(20,775,845)

	Year Ended June 30, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$15,740,919	$7,075,414	$4,873,225	$2,049,411	$–	$29,738,969
Income (Loss) from Operations	(5,783,441)	(1,065,221)	(2,461,219)	10,634	(11,660,710)	(20,959,957)

Geographic Information

The following table presents revenue by country:

	Year Ended,
	June 30,
	2024	2023
United States	$22,532,068	$26,208,432
Scotland	1,242,642	1,887,061
Spain	310,568	–
India	1,094,468	1,643,476
	$25,179,746	$29,738,969

The following table presents inventories by country:

	June 30,	June 30,
	2024	2023
United States	$544,334	$584,330
Scotland	2,103,318	1,494,362
	$2,647,652	$2,078,692

The following table presents property and equipment, net, by country:

	June 30,	June 30,
	2024	2023
United States	$1,277,282	$1,284,834
Scotland	121,180	182,657
Spain	48,121	–
India	5,699	8,591
	$1,452,282	$1,476,082

14.	Commitments and Contingencies

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss in the same line item as expense arising from fixed lease payments. As of and during the year ended June 30, 2021, management determined that there were no variable lease costs.

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

In August 2020, the Company’s DepTec subsidiary entered into a five-year lease agreement to lease office space. The Company recognized a right of use asset and lease liability of $146,622 and used an effective borrowing rate of 3.0%

In May 2021, the Company’s Genefic Specialty Pharmacy subsidiary entered into a three-year lease agreement to lease a building in Florence, Alabama. The Company recognized a right of use asset and lease liability of $90,827 and used an effective borrowing rate of 3.0%

In July 2022, the Company’s Empower subsidiary entered into a five-year lease agreement to lease a commercial space in Escondido, California. The building is owned by a related party. The Company recognized a right-of-use asset and lease liability of $322,756 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $25,838. The lease agreement matures in June 2027.

In October 2022, the Company’s Pala Diagnostics entered into a one-year lease agreement to lease a research and development laboratory space in San Diego, California. The Company recognized a right-of-use asset and lease liability of $37,239 And used an effective borrowing rate of 8% within the calculation. Imputed interest is $1,761. The lease agreement matures in October 2023.

In October 2022, the Company acquired Bothof Brothers which had an existing lease to a commercial building in Escondido, California. The building is owned by a related party. Upon acquisition, the company recognized a right-of-use asset and lease liability of $33,454 and used an effective borrowing rate of 3.0% within the calculation. Imputed interest is $2,174. The lease agreement matured in December 2024.

In January 2023, the Company’s Solas subsidiary entered into a one-year lease agreement to lease an office and medical suite in Coronado, California. The company recognized a right-of-use asset and lease liability of $47,211 and used an effective borrowing rate of 8%.

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

In October 2022, the Company acquired Genefic Infusion which had an existing lease to a building in Metairie, Louisiana. Upon acquisition, the company recognized a right-of-use asset and lease liability of $109,421 and $122,541, respectively, and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $8,838. The lease agreement matures in September 2025.

The following are the expected maturities of lease liabilities for operating leases as of June 30, 2024, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
2025	$1,564,119
2026	1,375,296
2027	1,232,901
2028	430,722
2029	32,627
Thereafter	–
Total lease payments	4,635,665
Less: imputed interest	(366,889)
Present value of lease liability	$4,268,776

Other information related to operating leases for the years ended June 30, 2024, and 2023, respectively, were as follows:

	June 30, 2024	June 30, 2023
Weighted average remaining lease term - years	3.1	4.0
Weighted average discount rate	6.87%	6.75%

15.	Income Taxes

We file income tax returns in the United States federal jurisdiction and in various state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The Company is currently on extension and has yet to file their income tax return for the year ended June 30, 2024.

As of June 30, 2024 and 2023, the Company had federal and state net operating loss carry forwards of $14,945,830, and $37,237,922, respectively, that may be offset against future taxable income which will begin to expire in 2038 through 2041.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended June 30, 2024, and 2023 is as follows:

	June 30,
	2024	2023
Current:
Federal	$–	$–
State	–	–
Foreign	–	–
	5,600	–
Deferred:
Federal	(4,065,132)	(3,267,961)
State	(1,143,034)	(907,392)
	(5,208,166)	(4,175,893)

Valuation allowance	5,208,166	4,175,893
Total provision for income taxes	$–	$–

The provision for income tax for the year ended June 30, 2024, is included in selling, general and administrative expenses.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carryforwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets as of June 30, 2024, and 2023 were as follows:

	June 30,
	2024	2023

Depreciation & Amortization	$237,475	$93,044
Reserves and Accruals	111,487	780,876
Research & Development Credits	–	–
Net Operating Loss Carryforwards	14,596,868	9,185,104
Gross Deferred Tax Assets	14,945,830	10,059,024

Valuation Allowance	(14,945,830)	(10,059,024)

Net Deferred Tax Assets	$–	$–

Reconciliation of the statutory federal income tax to the Company's effective tax:

	June 30,
	2024	2023

Tax at Federal Statutory Rate	21.0%	21.0%
State, Net of Federal Benefit	4.9%	4.3%
Foreign Tax	0.0%	0.0%
Tax Exempt Interest Income	0.0%	(0.06)%
Gain on Expiration of Accrued Tax Liability	0.0%	0.0%
Stock Based Compensation	(3.8)%	(4.1)%
Nondeductible Interest	0.0%	(20.1)%
Change in Valuation Allowance	(22.5)%	(20.6)%

Provision for Taxes	(1.0)%	(0.4)%

The difference in the effective rate and the statutory rate is due to permanent differences, primarily deductibility of penalties and interest on accrued payroll tax liabilities and the gains related to the expiration of the statute of limitations for accrued payroll tax liabilities.

16.	Subsequent Events

On July 10, 2024, the Company entered into a promissory note with 1800 Diagonal Lending, LLC for $87,975. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on May 15, 2025. There are 4 monthly payments of $10,029 and one payment of $60,175 for a total payback of $100,291.

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

On October 23, 2024, the Company nominated Roger Campos as a member of the Company’s Board of Directors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 14, 2024, Macias Gini & O’Connell, LLP (“MGO”), the auditor for Dalrada for the year ended June 30, 2023, ceased performing any audit or review services for the Company. Dalrada and MGO did not have any disagreements as of the date services ceased. On March 7, 2024, Dalrada engaged Assurance Dimensions for audit and review services for the year ended June 30, 2024. On October 12, 2024, Assurance Dimensions ceased performing any audit or review services for the Company. Dalrada and Assurance Dimensions did not have any disagreements as of the date services ceased. On October 18, 2024, Dalrada engaged CM3 Advisory for audit and review services for the year ended June 30, 2024.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such an evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that certain internal controls over financial reporting were not effective as of June 30, 2024 due to the material weaknesses described in further detail below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023, we identified material weaknesses in the Company’s control environment.

To address our material weaknesses, we developed a remediation plan which included the implementation and enhancement of various policies, procedures, and controls. In executing our remediation plan, during Fiscal 2024, the Company hired accounting experts to address technical accounting transactions, purchase price allocations and other accounting activity. We also implemented a strict travel and reimbursement policy and enhanced our Board of Directors and Audit Committee for better oversight of our financial reporting processes.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of June 30, 2024, we continue to have material weaknesses in the Company’s control environment. Regarding the overall financial reporting structure of the Company, there is not currently a comprehensive and formalized financial reporting policies and procedures manual in place. The following sets forth internal control weakness identified:

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2024, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting except as noted above.

Item 9B. Other Information.

During the year ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of June 30, 2024 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held

Brian Bonar	76	CEO and Director
Kyle McCollum	41	CFO
Pauline Gourdie	51	Director
Brian Kendrick	60	Director
Anthony Zolezzi	69	Director
Amy Scannell	33	Director
Roger Campos [1]	78	Director
Heather McMahon [2]	51	Director
Vincent Monteparte [3]	59	Director

1       Mr. Campos commenced service as a director as of October 23, 2024.

2       Ms. McMahon resigned as a director as of October 15, 2024.

3       Mr. Monteparte resigned as a director as of October 11, 2024.

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

Kyle McCollum, has served as our Chief Financial Officer since May 2021. Prior to that, Mr. McCollum was with Better Choice Company, Inc. (NYSE: BTTR) for three years where Mr. McCollum acted as Corporate Secretary and SVP of Corporate Finance.

In 2018, Mr. McCollum helped form Bona Vida, Inc., a pet CBD company, where he served as Chief Financial Officer. In May 2019, Bona Vida merged into Better Choice Company, Inc., a New York Stock Exchange-listed pet health and wellness company (NYSE: BTTR), where Mr. McCollum acted as Corporate Secretary and SVP of Corporate Finance. With Better Choice Company, he assisted in the merger of TruPet, LLC, as well as the acquisition of Halo Purely for Pets. Mr. McCollum also guided Better Choice Company in the filing of several of its 10-Q’s and its 2019 audited 10-K.

From March 2014 to July 2018, Mr. McCollum was Chief Financial Officer of Das & Co., a New York-based family office. At Das & Co., he managed all accounting, tax, audit, portfolio valuation, asset management, financial/investment reporting, and operations for Landmark Banyan Real Estate Fund, a $200 million India Real Estate Fund comprised of over 10 developments. Mr. McCollum was also Chief Operating Officer of all Das & Co.’s holding and operating subsidiaries, including Apex Resources, its mining company in Tanzania, and LDC Developers, its real estate development company.

Mr. McCollum also served as Director of Finance at 29th Street Capital, a California-based real estate investment firm with a publicly stated asset value base of US $500 million. Prior to 29th Street Capital, Mr. McCollum was Director of Finance and Corporate Compliance at Fletcher Robbe International LLP Attorneys at Law, an international transactional and securities-based law firm with offices in Century City, New York, Hong Kong and Beijing. While at Fletcher Robbe, Mr. McCollum focused on complex finance transactions, mergers & acquisitions, securities and guided several foreign listed public companies on international cross-listing to U.S. public exchanges. Mr. McCollum earned a Bachelor of Science and Master of Accountancy degree from the University of Montana and holds a Certified Public Accounting license in Montana.

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

Brian Kendrick, Director – Mr. Kendrick has been the Managing Director of Allegro Jet Capital Management, LLC since 2014. Mr. Kendrick has over 30 years of business experience starting with a short stint with Burroughs as a computer programmer. Mr. Kendrick developed one of the industry's first systems for tracking owners of aircraft throughout the world and managed all aspects from the inspection and purchase of aircraft to delivery. Mr. Kendrick was appointed to the Dalrada board on July 29, 2019.

Anthony Zolezzi, Director – Mr. Zolezzi has been the CEO of Diomics Inc. since August 2019 and is on the Board of Directors of TwinLab and Wild Oats Organic Marketplace. Previously, in 2018, Mr. Zolezzi was named the CEO of Twinlab Consolidated Holdings, Inc., and appointed to Twinlab’s Board of Directors in May 2018. Mr. Zolezzi, for the last six years, is also an operating partner at Pegasus Capital Advisors, a private asset management company focused on the wellness sectors. As a serial entrepreneur, Mr. Zolezzi has dedicated his career to the well-being of both people and the planet, co-founding businesses that provide potential solutions to both health concerns and key environmental issues as well as focusing on ways that biotech breakthroughs can enhance consumer health and wellness. Zolezzi has authored and co-authored six books.

Mr. Zolezzi is a graduate of Loyola Marymount University, earned an MBA at San Diego State University and completed the Executive Development Program at the Kellogg School of Management at Northwestern University. Mr. Zolezzi is a former board member of Vitamin Angels, a non-profit focused on providing nutritional support in impoverished countries. He also co-founded and is a former board member of the Organic Center for Education and Promotion, and a former member of the Organic Alliance Board of Directors. Mr. Zolezzi also serves as an advisory board member with the Menus of Change program, a joint venture between The Culinary Institute of America and Harvard T.H.Chan School of Public Health, and the Keurig Corporation. Mr. Zolezzi was appointed to the Dalrada board in February 2021.

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

Roger Campos is the Founder and Chairman/CEO of the Minority Business RoundTable (MBRT), established in 2002 as the first national organization for CEOs of the nation’s Asian American, Hispanic American, African American, and Native American-owned businesses. MBRT provides a national forum for CEOs of large and small, minority, veteran, HUBZone and women-owned businesses to address public policy issues; and serves as a unique resource on business issues including federal procurement, contracting, access to capital and coaching CEO’s on how to do business with large corporations, federal and state governments. Appointed by Maryland Governor Larry Hogan, during his first term, Mr. Campos served in the Cabinet as Maryland’s first Business Ombudsman responsible for investigating and resolving complaints, issues or problems between businesses, economic development organizations, communities, and federal, state, and local agencies; and overseeing and administering Maryland’s first customer service standards. During the Governor’s second term, Mr. Campos was appointed as Assistant Secretary for Project C.O.R.E (Creating Opportunities for Renewal & Enterprise) and small business development, an economic and revitalization initiative in Baltimore City to expand business and community growth, provide new green space, affordable housing, mixed- use development, encourage investment through attractive financing, generate jobs and strengthen the partnership between Baltimore and the State of Maryland. Prior to founding MBRT, Mr. Campos was Vice President of Government Relations for the Hispanic Association of Colleges and Universities where he served as chief executive managing Washington, D.C. operations including overseeing the nationally recognized internship program that has educated more than 12,000 interns from over 500 colleges and universities. He was also Co-Founder of U.S. Hispanic Youth Entrepreneurship & Education, a nonprofit that provided students with leadership skills and college stipends. He has a distinguished public service career having served four years in the White House, Executive Office of the President, Office of Management and Budget setting up Presidential Commissions, Councils and reorganizations of federal programs; Special Assistant to the Secretary of Energy; Served as Special Consultant to the Administrator, Small Business Administration where he drafted the standard operating procedures for the U.S. federal government’s 8(a) minority business program; and served in the Office of the General Counsel, U.S. Department of Agriculture. He has also served on several Cabinet National Advisory Boards and is widely recognized as a national business leader on small business, supplier diversity, access to contracts and capital with federal, state, and local governments. Mr. Campos holds a Juris Doctorate degree from California Western School of Law in San Diego, CA and a Bachelor of Arts degree in social sciences from the University of California at Santa Barbara.

Heather McMahon is one of the nation’s top experts on counterintelligence, cybersecurity, supply chain risk management, and critical technology protection for the defense and intelligence communities. She is currently a Professor of Practice at the at the University of Maryland’s Applied Research Laboratory for Intelligence and Security (ARLIS). At ARLIS, she leads research that integrates social and behavioral sciences, computing, and artificial intelligence to advance applied research and development of capabilities in areas of critical need for the Department of Defense and the intelligence community (IC). Heather formerly served as the ARLIS Deputy Executive Direct

Previously, Heather served in the White House as Senior Director to the President’s Intelligence Advisory Board (PIAB) where she advised the Executive Office of the President and National Security Council on national security, counterintelligence, risk management, industrial security, and insider threat matters. In 2023, she was recognized with the Presidential Rank Order Award for her service there.

Prior to the White House, Heather served as a senior defense intelligence executive for the Undersecretary of Defense for Intelligence (USDI) and the Department of the Army’s Intelligence Staff where she devised, implemented, and led programs to protect DoD technology, information, personnel, facilities, and critical infrastructure from internal and external threats. Heather also served as a business development executive at a cybersecurity company.

Heather is a seasoned U.S. Army combat veteran and highly skilled human intelligence and counterintelligence officer with nearly three decades of global operational experience. This includes extensive tours in Afghanistan, Iraq, Bosnia, Europe, and Asia, serving the Army at every echelon between platoon and corps as well as in the IC’s strategic enterprise. For her exemplary service, she received the Legion of Merit, Bronze Star Medal, Meritorious Service Medal (3), DoD Counterintelligence Award for Best Counterintelligence Operations Team (2006; Iraq), and Defense Medal for Exceptional Civilian Service (2021), among other awards.

Today, Heather applies her experience and expertise to corporations on how to manage risk and defend against state-sponsored cyberattacks, insider threats, and intellectual property theft. She currently serves as a member of the Grant Committee for the Gula Tech Foundation, a civic effort focused on closing the cyber skills gap in America. She was also a national security fellow at the Foundation for Defense of Democracies and serves as a volunteer Senior Advisor to Maker Mask, a nonprofit technology-based initiative to support effective community responses to the COVID-19 crisis.

Heather is a graduate of the United States Military Academy at West Point along with numerous advanced Intelligence Community and military schools including the Army’s Jumpmaster School and Airborne School. As a writer, she has appeared in the Washington Post and the US Army War College War Room (co-author with Michael Schellhammer).

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

Key Employees

David Pickett, is currently Executive Vice President of Sales and Marketing. Mr. Pickett’s professional background includes 25 years’ experience in executive relationship development and business growth with several companies including Celestica Inc. and Axxion Inc. Mr. Pickett has worked with the largest OEM and Fortune 500 companies in the world. Mr. Pickett’s vast knowledge base of engineering and manufacturing operational and supply chain requirements has proven to be a strategic asset for accelerating the growth of Dalrada Precision’s global manufacturing and clean energy initiatives through its portfolio company Likido.

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

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers and directors, which we feel is sufficient at this time.

Item 11. Executive and Director Compensation

SUMMARY COMPENSATION TABLE

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Brian Bonar, CEO	2024	432,300	–	158,928	–	–	591,228
Kyle McCollum, CFO	2024	375,000	100,000	–	–	–	475,000
Pauline Gourdie	2024	–	–	158,928	–	–	158,928
Brian Kendrick	2024	–	–	158,928	–	–	158,928
Anthony Zolezzi	2024	43,824	–	158,928	–	–	202,752
Amy Scannell	2024	–		158,928	–	–	158,928
Vincent Monteparte	2024	–	–	158,928	–	–	158,928
Heather McMahon	2024	–	–	–	–	–	–
Total		851,124	100,000	953,568	–	–	1,904,692

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Brian Bonar, CEO	2023	393,000	–	–	–	–	393,000
Brian McGoff, COO	2023	350,719	–	479,623	–	–	830,342
Kyle McCollum, CFO	2023	375,062	75,000	248,916	–	–	698,978
Pauline Gourdie	2023	–	–	–	–	–	–
Brian Kendrick	2023	–	–	–	–	–	–
Anthony Zolezzi	2023	23,415	–	–	–	–	23,415
Amy Scannell	2023	–		–	–	–	–
Vincent Monteparte	2023	–	–	–	–	–	–
Anuradha Biswas	2023	–	–	90,345	–	–	90,345
Total		1,142,196	75,000	818,844	–	–	2,036,080

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS				STOCK AWARDS
								Equity
							Equity	Incentive
							Incentive	Plan
							Plan	Awards:
							Awards:	Market
							Number	or Payout
							of	Value of
						Market	Unearned	Unearned
	Number of	Number of			Number	Value of	Shares,	Shares,
	Securities	Securities			of Shares	Shares or	Units or	Units or
	Underlying	Underlying			or Units	Units	Other	Other
	Unexercised	Unexercised			of Stock	of Stock	Rights	Rights
	Options and	Options and	Option		That Have	That Have	That	That
	Warrants	Warrants	Exercise	Option	Not	Not	Have Not	Have Not
Name and Principal	(#)	(#)	Price	Expiration	Vested	Vested	Vested	Vested
Position(s)	(Exercisable)	(Unexercisable)	($)	Date	(#)	($)	(#)	($)
Brian Bonar, CEO	500,000	–	0.45	7/7/2030	–	–	–	–
Brian Bonar, CEO	515,068	484,932	0.10	6/19/2033	–	–	–	–
Kyle McCollum, CFO	1,000,000	–	0.47	5/10/2031	–	–	–	–
Kyle McCollum, CFO	500,000	–	0.45	7/7/2030	–	–	–	–
Kyle McCollum, CFO	1,413,699	1,586,301	0.16	1/28/2033	–	–	–	–
Pauline Gourdie	500,000	–	0.45	7/7/2030	–	–	–	–
Pauline Gourdie	515,068	484,932	0.10	6/19/2033	–	–	–	–
Brian Kendrick	500,000	–	0.45	7/7/2030	–	–	–	–
Brian Kendrick	515,068	484,932	0.10	6/19/2033	–	–	–	–
Anthony Zolezzi	500,000	–	0.45	7/7/2030	–	–	–	–
Anthony Zolezzi	515,068	484,932	0.10	6/19/2033	–	–	–	–
Amy Scannell	500,000	–	0.45	2/14/2032	–	–	–	–
Amy Scannell	515,068	484,932	0.10	6/19/2033	–	–	–	–
Vincent Monteparte	500,000	–	0.45	2/14/2032	–	–	–	–
Vincent Monteparte	515,068	484,932	0.10	6/19/2033	–	–	–	–

Director Compensation

On July 9, 2020, the Board authorized the Dalrada Financial Corporation 2020 stock compensation plan to be used to compensate the company board of directors. The plan allocates the issuance of up to 3,500,000 shares. On February 25, 2021, the Company amended the plan to issue up to 4,500,000 shares and issued an aggregate of 4,500,000 common shares, or 500,000 shares to each board member (9). 3,500,000 shares of common stock were granted on July 9, 2020, at $0.08 per share and 1,000,000 shares of common stock were granted on February 25, 2021, at $0.45 per share, for a total fair value of $730,000, which is included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

On June 20, 2023, the Company issued 1,000,000 cashless warrants to new members of the Board of Directors. The cashless warrants vest over a 24-month period and hold an exercise price of $0.10 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.18 per share, or $953,565 which was calculated using the Black-Scholes model.

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

Report on Repricing of Options

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2024, and as of the date of the filing of this Annual Report on Form 10-K by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all our executive officers and directors act as a group.

As of January 8, 2025, we had a total of 120,157,113 shares of common stock issued and outstanding held by a total of 605 shareholders of record. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Brian Bonar, Chief Executive Officer and Director[3]	Common Shares	25,810,046	20.99
Kyle McCollum, Chief Financial Officer[4]	Common Shares	3,445,205	3.42
Pauline Gourdie, Director[5]	Common Shares	1,280,822	1.30
Brian Kendrick, Director[5]	Common Shares	1,280,822	1.30
Anthony Zolezzi, Director[5]	Common Shares	1,280,822	1.30
Amy Scannell, Director[5]	Common Shares	1,280,822	1.30
Roger Campos, Director	Common Shares	0	0
All officers and Directors as a group (seven persons)	Common Shares	34,378,539	27.44

[1]	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
[2]	Applicable percentage of ownership is based on 97,175443 shares of Common Stock outstanding as of January 10, 2025, plus, for each stockholder, all shares that such stockholder could acquire within 60 days of January 10, 2025, upon the exercise of existing warrants or conversion of existing convertible securities.
[3]	Includes 6,258,198 common shares; 18,271,026 common shares that can be purchased within 60 days of January 10, 2025, upon the conversion of 4,537 Series I Preferred Shares, 247 Series H Preferred Shares, and 1,529 Series I Preferred Shares; and 1,280,822 shares that can be purchased within 60 days of January 10, 2025, upon the exercise of 1,280,822 warrants.
[4]	Includes 3,445,205 shares that can be purchased within 60 days of January 10, 2025, upon the exercise of 3,445,205 warrants.
[5]	Includes 1,280,222 shares that can be purchased within 60 days of January 10, 2025, upon the exercise of 1,280,222 warrants.

The address for each of the persons listed in the chart is 600 La Terraza Blvd., Escondido, California 92025.

Item 13. Certain Relationships, Related Transactions and Director Independence

Notes Payable – Related Parties

June 30, 2024
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$–	$–
Related entity 2	52,887	–
Related entity 3	–	–
Related entity 4	1,070	–
Related entity 5	–	–
Related entity 6	–	–
	$53,957	$–

	June 30, 2023
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$1,380,672	$3,038
Related entity 2	126,864	–
Related entity 3	105,000	–
Related entity 4	50,074	–
Related entity 5	–	–
Related entity 6	237,473	11,144
	$1,900,083	$14,182

All notes dated December 31, 2022, and prior are unsecured, bear interest at 3% per annum, and are due 360 days from the date of issuance, ranging from June 25, 2020, to December 30, 2022. All notes dated after December 31, 2022, are unsecured, bear interest at 8% per annum, and are due 1095 days from the date of issuance.

Convertible Note Payable – Related Parties

On June 30, 2019, the Company issued a convertible note for $1,875,000 to the Chief Executive Officer of the Company for compensation. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 360 days from the date of issuance. On June 30, 2019, the Company issued a note agreement which included a conversion feature of the outstanding balance at $0.034 per share. As the conversion price was equal to the fair value of the common shares on the date of the agreement, there was no beneficial conversion feature. As of June 30, 2024, the principal balance was $0 and the accrued interest was $0.

Related Party Transactions

On July 1, 2019, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of three hundred and ninety-three thousand dollars ($393,000) per year. Annual increases will be up to 10% based on performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split, which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $47,000 based on if the Company achieves a net profit for that quarter. As of June 30, 2024, and 2023, the Company had $0 and $0, accrued within accounts payable and accrued liabilities – related parties, respectively.

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Year Ended
	June 30,
	2024	2023
Dalrada Health	$–	$76,912
Dalrada Energy Services	5,207	45,968
Ignite	140	396
Prakat	15,000	25,000
Bothof Brothers	1,697,485	2,134,470
	$1,717,832	$2,282,746

Director Independence

The OTC Markets Group Inc. does not have a requirement that a majority of our Board of Directors be independent. However, with respect to the definition of independence utilized by NASDAQ, our officers, other than Mr. Bonar, would be deemed to be independent.

Our Audit Committee is comprised of our officers and directors. NASDAQ requires at least three members on the Audit Committee, each of whom must be independent. NASDAQ also requires that, if the Chief Executive Officer’s compensation is determined by its Compensation Committee, the Compensation Committee must be comprised solely of independent directors. The Company currently does not meet either of these requirements.

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

Item 14. Principal Accountant Fees and Services

The Company incurred $236,424 in audit feeds for the year ended June 30, 2023. Fees for the year ended June 30, 2024 are to be provided upon issuance of the audited Form 10-K.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: January 13, 2025	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Principal Executive Officer and Director	January 13, 2025
Brian Bonar

/s/ Kyle McCollum	Principal Financial and Accounting Officer	January 13, 2025
Kyle McCollum

/s/ Pauline Gourdie	Director	January 13, 2025
Pauline Gourdie

/s/ Brian Kendrick	Director	January 13, 2025
Brian Kendrick

/s/ Anthony Zolezzi	Director	January 13, 2025
Anthony Zolezzi

/s/ Amy Scannell	Director	January 13, 2025
Amy Scannell

/s/ Roger Campos	Director	January 13, 2025
Roger Campos

