Form 10-Q/A
period 2023-12-31
DALRADA FINANCIAL CORP
filed 2025-06-06
CIK 725394

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Dalrada Financial Corporation (the “Company”) for the fiscal quarter ended December 31, 2023, as filed with the Securities and Exchange Commission on February 14, 2024 (the “Original Filing”).

This Amendment is being filed solely to correct the Company’s revenue for the three months ended December 31, 2023, and accounts receivable as of December 31, 2023. No other information in the Original Filing, including revenues, was incorrectly presented, and this Amendment should be read in conjunction with the Original Filing.

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

2

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements.

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets

	December 31,	June 30,
	2023	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$598,438	$812,806
Accounts receivable, net	3,938,469	4,453,104
Accounts receivable, net - related parties	928,648	752,348
Other receivables	1,240,009	376,604
Inventories	2,569,843	2,078,692
Prepaid expenses and other current assets	668,877	1,343,491
Total current assets	9,944,284	9,817,045
Long-term receivables	20,141	41,722
Long-term receivables - related parties	1,155,479	1,173,893
Property and equipment, net	1,623,011	1,476,082
Goodwill	3,803,147	3,803,147
Intangible assets, net	3,654,823	3,858,086
Right-of-use asset, net	2,714,198	2,771,854
Right-of-use asset, net - related party	1,960,494	2,227,286
Total assets	$24,875,577	$25,169,115

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,389,767	$5,178,897
Accrued liabilities	920,159	1,084,008
Accounts payable and accrued liabilities – related parties	5,029,683	547,949
Deferred revenue	1,108,823	1,337,259
Notes payable, current portion	439,562	439,562
Notes payable, current portion – related parties	–	251,605
Right-of-use liability	757,569	660,394
Right-of-use liability - related party	536,265	519,791
Total current liabilities	14,181,828	10,019,465
Long-term payables	33,893	48,888
Notes payable	2,414,936	1,011,395
Notes payable – related parties	4,834,971	1,648,478
Contingent consideration	4,402,394	4,285,389
Right-of-use liability	2,027,911	2,160,834
Right-of-use liability - related party	1,467,407	1,741,830
Total liabilities	29,363,340	20,916,279

Commitments and contingencies (Note 14)

Stockholders' equity:
Series I preferred stock, $0.01 par value, 100,000 shares authorized, 35,108 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	351	351
Series H preferred stock, $0.01 par value, 15,002 shares authorized, issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	150	150
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 shares issued and outstanding as of both December 31, 2023 and June 30, 2023, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding as of both December 31, 2023 and June 30, 2023, respectively	50	50
Common stock, $0.005 par value, 1,000,000,000 shares authorized, 90,392,109 and 88,699,139 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	471,443	443,478
Common stock to be issued	128,925	192,925
Additional paid-in capital	148,335,488	145,251,822
Accumulated deficit	(153,507,545)	(141,729,009)
Accumulated other comprehensive loss	(4,666)	(50,848)
Total Dalrada Financial Corp's stockholders' equity	(4,575,704)	4,109,019
Noncontrolling interests	87,941	143,817
Total stockholders' equity	(4,487,763)	4,252,836
Total liabilities and stockholders' equity	$24,875,577	$25,169,115

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenues	$4,138,794	$4,603,878	$8,260,420	$8,776,127
Revenues - related party	218,522	649,242	1,114,976	734,760
Total revenues	4,357,316	5,253,120	9,375,396	9,510,887
Cost of revenues	3,911,652	2,955,132	7,958,874	5,311,460
Gross profit	445,664	2,297,988	1,416,522	4,199,427

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $1,018,827 and $901,721 for the three months and $2,128,469 and $1,369,238 for the six months ended 2023 and 2022, respectively)	6,227,434	7,080,077	12,270,088	11,937,694
Total operating expenses	6,227,434	7,080,077	12,270,088	11,937,694
Loss from operations	(5,781,770)	(4,782,089)	(10,853,566)	(7,738,267)

Other income (expense):
Interest expense	(213,960)	(1,220,603)	(327,153)	(1,892,730)
Interest income	20,884	22,826	40,127	41,895
Other expense	(1,023,079)	(444,699)	(688,699)	(106,622)
Gain on expiration of accrued tax liability	–	2,037,712	–	2,090,978
Gain (loss) on foreign exchange	1,649	(95,312)	(5,121)	(47,595)
Total other income (expense), net	(1,214,506)	299,924	(980,846)	85,926
Loss before taxes	(6,996,276)	(4,482,165)	(11,834,412)	(7,652,341)
Income taxes	–	–	–	–
Net loss	(6,996,276)	(4,482,165)	(11,834,412)	(7,652,341)

Other comprehensive loss
Foreign currency translation	(39,026)	(34,129)	46,182	29,633
Comprehensive loss	$(7,035,302)	$(4,516,294)	$(11,788,230)	$(7,622,708)

Net income (loss) attributable to noncontrolling interests	$(33,982)	$(69,147)	$(55,876)	$378,466
Net loss attributable to Dalrada Financial Corporation stockholders	$(6,962,294)	$(4,413,018)	$(11,778,536)	$(8,030,807)

Net loss per common share to Dalrada stockholders – basic	$(0.08)	$(0.05)	$(0.13)	$(0.10)
Net loss per common share to Dalrada stockholders – diluted	$(0.08)	$(0.05)	$(0.13)	$(0.10)

Weighted average common shares outstanding – basic	89,962,164	84,437,801	89,120,328	80,721,783
Weighted average common shares outstanding – diluted	89,962,164	84,437,801	89,120,328	80,721,783

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

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(continued)

	Common Stock	Preferred Stock	Additional		Accumulated Other Comprehensive	Total Dalrada Financial Corp's		Total Stockholders’
	to be	to be	Paid-in	Accumulated	Income	Stockholders'	Noncontrolling	Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2022	$1,066,925	–	$104,627,032	$(121,436,490)	$(50,673)	$(15,432,201)	$479,019	$(14,953,182)
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	1,077,332	–	–	1,111,397	–	1,111,397
Common stock issues pursuant to acquisitions	(175,000)	–	343,183	–	–	172,350	–	172,350
Stock based compensation	(175,000)	–	640,017	–	–	467,517	–	467,517
Net income (loss)	–	–	–	(3,617,789)	–	(3,617,789)	447,613	(3,170,176)
Foreign currency translation	–	–	–	–	63,762	63,762	–	63,762
Balance at September 30, 2022	716,925	–	106,687,564	(125,054,279)	13,089	(17,234,964)	926,632	(16,308,332)
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	315,283	–	–	336,091	–	336,091
Common stock issues pursuant to acquisitions	(286,650)	–	356,234	–	–	75,459	–	75,459
Stock based compensation	–	–	901,721	–	–	901,721	–	901,721
Net income (loss)	–	–	–	(4,413,018)	–	(4,413,018)	(69,147)	(4,482,165)
Foreign currency translation	–	–	–	–	(34,129)	(34,129)	–	(34,129)
Balance at December 31, 2022	$430,275	$–	$108,260,802	$(129,467,297)	$(21,040)	$(20,368,840)	$857,485	$(19,511,355)

Balance at June 30, 2023	$192,925	$–	$145,251,822	$(141,729,009)	$(50,848)	$4,109,019	$143,817	$4,252,836
Common stock issued pursuant to acquisitions	(37,500)	–	36,596	–	–	269	–	269
Common stock issued pursuant to debt agreement	–	–	60,000	–	–	60,000	–	60,000
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,478	–	–	5,478	–	5,478
Stock-based compensation	–	–	1,109,642	–	–	1,109,642		1,109,642
Net income (loss)	–	–	–	(4,816,242)	–	(4,816,242)	(21,894)	(4,838,136)
Foreign currency translation	–	–	–	–	85,208	85,208	–	85,208
Balance at September 30, 2023	155,425	–	146,463,538	(146,545,251)	34,360	553,374	121,923	675,297
Common stock issued pursuant to acquisitions	(26,500)	–	94,875	–	–	70,667	–	70,667
Common stock issued pursuant to debt agreement	–	–	173,000	–	–	173,000	–	173,000
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Common stock to be issued for private placement	–	–	579,500	–	–	604,000	–	604,000
Stock-based compensation	–	–	1,018,827	–	–	1,018,827	–	1,018,827
Net income (loss)	–	–	–	(6,962,294)	–	(5,962,294)	(33,982)	(6,996,276)
Foreign currency translation	–	–	–	–	(39,026)	(39,026)	–	(39,026)
Balance at December 31, 2023	$128,925	$–	$148,335,488	$(153,507,545)	$(4,666)	$(4,575,704)	$87,941	$(4,487,763)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,834,412)	$(7,652,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355,689	348,512
Stock compensation	2,128,469	1,369,238
Stock consideration issued to vendor	233,000	–
Change in fair value of contingent consideration	117,005	108,609
Bad debt expense	393,225	593,664
Gain on expiration of accrued tax liability	–	(2,090,978)
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	(54,890)	269,094
Other receivables	(863,405)	(191,468)
Inventories	(491,151)	(885,299)
Prepaid expenses and other current assets	705,365	227,523
Long-term receivables	39,995	18,149
Accounts payable	210,870	195,528
Long-term payables	(14,995)	(29,833)
Accounts payable and accrued liabilities - related parties	5,991,166	(253,709)
Accrued liabilities	(163,849)	2,277,287
Accrued payroll taxes, penalties and interest	–	35,242
Deferred revenue	(228,436)	749,378
Net cash used in operating activities	(3,476,354)	(4,911,404)
Cash flows from investing activities:
Purchase of property and equipment	(299,355)	(605,515)
Purchase of intangibles	–	(385,792)
Acquisition of business, net of cash	–	70,979
Net cash used in investing activities	(299,355)	(920,328)
Cash flows from financing activities:
Proceeds from related party notes payable	1,854,380	7,320,324
Repayments of related party notes payable	(428,924)	(752,256)
Net proceeds (repayments) from notes payable	1,485,703	(1,077)
Proceeds from private placement	604,000	–
Net cash provided by financing activities	3,515,159	6,566,991
Net change in cash and cash equivalents	(260,550)	735,259
Effect of exchange rate changes on cash	46,182	29,633
Cash and cash equivalents at beginning of period	812,806	772,062
Cash and cash equivalents at end of period	$598,438	$1,536,954

Supplemental disclosure of cash flow information:
Cash paid for interest	$114,626	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of accounts payable-related parties to note payable-related parties	$1,509,432	$–
Common stock issued pursuant to business combination	$70,936	$–
Conversion of convertible note payable, accrued interest and premium into common stock	$–	$1,447,488
Increase (Decrease) in right-of-use asset and liability	$(30,751)	$1,192,774

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

During the six months ended December 31, 2023 and December 31, 2022, healthcare insurers, government payers and OTC pharmaceutical sales accounted for over 43% and 38% of total revenues, respectively. Also, healthcare insurers, government payers and OTC pharmaceutical sales amounted to total revenues of $4,077,822 and $1,710,799 for the six months ended December 31, 2023 and 2022, respectively. The accounts receivable related to both healthcare insurers and government payers is $2,034,733 and $1,499,415 as of December 31, 2023 and June 30, 2023, respectively.

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

Certain acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q/A. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. The fair value of the contingent consideration increased by $440,810 and $117,005 to a balance of $4,402,394 during the three and six months ended December 31, 2023, respectively.

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

Net revenues from Pharmaceutical sales and COVID-19 testing accounted for over 43% and 34% of the Company’s total net revenues for the six months ended December 31, 2023 and year ended June 30, 2023, respectively, and primarily comprised of a high volume of relatively low-dollar transactions. Pala and Empower, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. Genefic Pharmacy directly bills patients as well as insurers and government agencies. Pala and Empower do not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

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

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Product sales - third parties	$3,199,029	$1,516,285	$6,246,740	$2,512,764
Product sales - related party	–	9,576	140	73,999
Service revenue - third parties	939,765	3,087,593	2,013,680	6,263,363
Service revenue - related party	218,522	639,666	1,114,836	660,761
Total revenue	$4,357,316	$5,253,120	$9,375,396	$9,510,887

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31,	June 30,
	2023	2023
Accounts receivable, net	$3,938,469	$4,453,104
Accounts receivable, net - related parties	928,648	752,348
Long-term receivables	20,141	41,722
Long-term receivables - related parties	1,155,479	1,173,893
Deferred revenue	938,823	1,337,259

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Product sales	$2,617,648	$928,237	$4,734,784	$1,703,314
Service revenue	1,294,004	2,026,895	3,224,090	3,608,146
Total cost of revenue	$3,911,652	$2,955,132	$7,958,874	$5,311,460

(o)	Advertising

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

The Both of transaction was accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed.

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

12.	Segment Reporting

Segment information for the three and six months ended December 31, 2023, and 2022 is as follows:

	Three Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,831,349	$640,051	$592,035	$293,881	$–	$4,357,316
Income (Loss) from Operations	$(1,207,655)	$(1,123,673)	$(616,415)	$(77,565)	$(2,756,462)	$(5,781,770)

	Three Months Ended December 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,006,894	$1,731,163	$1,034,478	$480,585	$–	$5,253,120
Income (Loss) from Operations	$(905,079)	$626,737	$(973,598)	$(94,466)	$(3,435,683)	$(4,782,089)

	Six Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,683,496	$1,853,395	$2,134,624	$703,881	$–	$9,375,396
Income (Loss) from Operations	$(2,438,729)	$(2,384,935)	$(302,425)	$(106,330)	$(5,621,147)	$(10,853,566)

	Six Months Ended December 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,427,618	$1,752,258	$2,174,712	$1,156,299	$–	$9,510,887
Income (Loss) from Operations	$(961,131)	$427,175	$(1,623,362)	$(64,362)	$(5,516,587)	$(7,738,267)

Geographic Information

The following table presents revenue by country:

	Six Months Ended
	December 31,
	2023	2022
United States	$7,723,932	$8,378,944
Scotland	1,103,441	231,369
Spain	44,349	–
India	548,023	900,574
	$9,375,396	$9,510,887

The following table presents inventories by country:

	December 31,	June 30,
	2023	2023
United States	$599,364	$584,330
Scotland	1,970,479	1,494,362
	$2,569,843	$2,078,692

The following table presents property and equipment, net, by country:

	December 31,	June 30,
	2023	2023
United States	$1,405,792	$1,284,834
Scotland	153,195	182,657
Spain	59,275	–
India	4,749	8,591
	$1,623,011	$1,476,082

13.	Commitments and Contingencies

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

On October 23, 2024, the Company nominated Roger Campos as a member of the Company’s Board of Directors.

On January 15, 2025, the Company’s OTC Markets status changed to the “Expert Market” on OTCMarkets.com.

On February 25, 2025, executed a Loan and Security Agreement (“Loan”) with Nautilus Funding Solutions, LLC – Series XIII for up to $1,500,000. The Loan is collateralized by the Companies accounts receivable with the borrowing rate of 80% of the estimated accounts receivable. The initial term of the loan is for 12 months, carries an Expense Deposit of 2% of any new funds advances and is personally guaranteed by the CEO of the Company.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2023 and 2022

The following table sets forth the results of our operations for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,831,349	$640,051	$592,035	$293,881	$–	$4,357,316
Income (Loss) from Operations	$(1,207,655)	$(1,123,673)	$(616,415)	$(77,565)	$(2,756,462)	$(5,781,770)

	Three Months Ended December 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,006,894	$1,731,163	$1,034,478	$480,585	$–	$5,253,120
Income (Loss) from Operations	$(905,079)	$626,737	$(973,598)	$(94,466)	$(3,435,683)	$(4,782,089)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended December 31, 2023, was $2,831,349 compared with revenue of $2,006,894 during the three months ended December 31, 2022, an increase of 41.1%. The increase in revenues was primarily attributable to the increased activity for Genefic Specialty Pharmacy (formerly Watson).

Dalrada Climate Technology:

Revenues for the three months ended December 31, 2023, was $640,051 compared with revenue of $1,731,163 during the three months ended December 31, 2022, a decrease of $1,091,112, or 63.0%. The decrease is due to the reduced activity in the Averett University project when comparing the three months ended December 31, 2022 and 2023 respectively.

Dalrada Precision Manufacturing:

Revenues for the three months ended December 31, 2023, was $592,035 compared with revenue of $1,034,478 during the three months ended December 31, 2022, a decrease of $442,443, or 42.8%. The decrease in revenue is primarily attributable to the decreased sales activity in the Precision Parts sector.

Dalrada Technologies:

Cost of Revenues for the three months ended December 31, 2023, was $782,766, compared to cost of revenues of $715,180 during the three months ended December 31, 2022. The increase in cost of revenues was primarily a result of the addition of Bothof Brothers Construction to the segment and percentage of completion related to the Averett University project.

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

Net Income (Loss)

Net loss for the three months ended December 31, 2023 was $5,781,770 compared to net loss of $4,4872,165 for the three months ended December 31, 2022.

Six Months Ended December 31, 2023 and 2022

The following table sets forth the results of our operations for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,683,496	$1,853,395	$2,134,624	$703,881	$–	$9,375,396
Income (Loss) from Operations	$(2,438,729)	$(2,384,935)	$(302,425)	$(106,330)	$(5,621,147)	$(10,853,566)

	Six Months Ended December 31, 2022
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,427,618	$1,752,258	$2,174,712	$1,156,299	$–	$9,510,887
Income (Loss) from Operations	$(961,131)	$427,175	$(1,623,362)	$(64,362)	$(5,516,587)	$(7,738,267)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the six months ended December 31, 2023, was $4,683,496 compared with revenue of $4,427,618 during the six months ended December 31, 2022, an increase of 5.8%. The increase in revenues was primarily attributable to the revenue for Genefic Specialty Pharmacy (formerly Watson) materially rose from $95,117 To $4,055,010.

Dalrada Climate Technology:

Revenues for the six months ended December 31, 2023, was $1,853,395 which includes revenues related to Bothof Brothers in the amount of $1,529,696 compared with revenue of $1,752,258 during the six months ended December 31, 2022, a decrease of $222,562, or 12.7%. The decrease in revenue was primarily attributable to a reduction in revenue related to the Averett University project.

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

Dalrada Climate Technology:

Cost of Revenues for the six months ended December 31, 2023, was $2,081,365, compared to cost of revenues of $715,180 during the six months ended December 31, 2022. The increase in cost of revenues was primarily a result of the addition of Bothof Brothers Construction to the segment and percentage of completion related to the Averett University project.

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

Net Income (Loss)

Net loss for the six months ended December 31, 2023 was $10,853,566 compared to net loss of $7,652,341 for the six months ended December 31, 2022.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: June 6, 2025	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	June 6, 2025
Brian Bonar	and Director

