Form 10-Q/A
period 2024-03-31
DALRADA FINANCIAL CORP
filed 2025-06-06
CIK 725394

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

DALRADA FINANCIAL CORPORATION.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Dalrada Financial Corporation (the “Company”) for the fiscal quarter ended March 31, 2024, as filed with the Securities and Exchange Commission on May 14, 2024 (the “Original Filing”).

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited interim condensed consolidated Financial Statements.

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$533,595	$812,806
Accounts receivable, net	3,522,741	4,453,104
Accounts receivable, net - related parties	909,279	752,348
Other receivables	1,262,756	376,604
Inventories	2,753,208	2,078,692
Prepaid expenses and other current assets	582,894	1,343,491
Total current assets	9,564,473	9,817,045
Noncurrent receivables	20,756	41,722
Noncurrent receivables - related parties	1,146,064	1,173,893
Property and equipment, net	1,425,828	1,476,082
Goodwill	3,803,147	3,803,147
Intangible assets, net	3,560,524	3,858,086
Right-of-use asset, net	2,504,035	2,771,854
Right-of-use asset, net - related party	1,825,640	2,227,286
Total assets	$23,850,467	$25,169,115

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,179,338	$5,178,897
Accrued liabilities	1,131,541	1,084,008
Accounts payable and accrued liabilities – related parties	254,295	547,949
Deferred revenue	1,029,797	1,337,259
Notes payable, current portion	1,733,071	439,562
Notes payable, current portion – related parties	–	251,605
Lease liability, current portion	730,602	660,394
Lease liability, current portion - related party	542,369	519,791
Total current liabilities	10,601,013	10,019,465
Noncurrent payables	–	48,888
Notes payable	2,281,129	1,011,395
Notes payable – related parties	637,688	1,648,478
Contingent consideration	4,691,794	4,285,389
Lease liability	1,849,125	2,160,834
Lease liability - related party	1,330,873	1,741,830
Total liabilities	21,391,622	20,916,279

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000 shares authorized:
Series I preferred stock, $0.01 par value, 51,059 and 35,108 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	511	351
Series H preferred stock, $0.01 par value, 15,002 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	150	150
Series G preferred stock, $0.01 par value, 10,002 shares issued and outstanding as of both March 31, 2024 and June 30, 2023, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares issued and outstanding as of both March 31, 2024 and June 30, 2023, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 96,258,774 and 88,699,139 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	477,443	443,478
Common stock to be issued	128,925	192,925
Additional paid-in capital	162,972,609	145,251,822
Accumulated deficit	(161,198,804)	(141,729,009)
Accumulated other comprehensive loss	14,707	(50,848)
Total Dalrada Financial Corp's stockholders' equity	2,395,691	4,109,019
Noncontrolling interests	63,154	143,817
Total stockholders' equity	2,458,845	4,252,836
Total liabilities and stockholders' equity	$23,850,467	$25,169,115

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited interim condensed consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues	$2,903,904	$9,290,805	12,884,770	$18,066,932
Revenues - related party	524,829	183,888	1,639,805	918,648
Total revenues	3,428,733	9,474,693	14,524,575	18,985,580
Cost of revenues	5,081,815	6,612,680	13,205,039	11,924,140
Gross profit	(1,653,082)	2,862,013	1,319,536	7,061,440

Operating expenses:
Selling, general and administrative	7,001,185	6,501,233	19,271,273	18,438,927
Total operating expenses	7,001,185	6,501,233	19,271,273	18,438,927
Loss from operations	(8,654,267)	(3,639,220)	(17,951,737)	(11,377,487)

Other income (expense):
Interest expense	(347,317)	(314,319)	(674,470)	(2,207,049)
Interest income	26,995	18,830	67,122	60,725
Other income	(196,604)	(72,933)	(885,303)	(179,555)
Gain on expiration of accrued tax liability	–	–	–	2,090,978
Gain (loss) on foreign exchange	(100,949)	(38,156)	(106,070)	(85,751)
Total other income (expense), net	(617,875)	(406,578)	(1,598,721)	(320,652)
Loss before taxes	(9,272,142)	(4,045,798)	(19,550,458)	(11,698,139)
Income taxes	–	–	–	–
Net loss	(9,272,142)	(4,045,798)	(19,550,458)	(11,698,139)

Other comprehensive loss
Foreign currency translation	19,373	(137)	65,555	29,496
Comprehensive loss	$(9,252,769)	$(4,045,935)	$(19,484,903)	$(11,668,643)

Net income (loss) attributable to noncontrolling interests	(24,787)	(20,234)	(80,663)	358,232
Net loss attributable to Dalrada Financial Corporation stockholders	$(9,247,355)	$(4,025,564)	$(19,469,795)	$(12,056,371)

Net loss per common share to Dalrada stockholders – basic	$(0.10)	$(0.05)	$(0.21)	$(0.15)
Net loss per common share to Dalrada stockholders – diluted	$(0.10)	$(0.05)	$(0.21)	$(0.15)

Weighted average common shares outstanding – basic	92,934,331	85,728,770	90,658,476	82,356,784
Weighted average common shares outstanding – diluted	92,934,331	85,728,770	90,658,476	82,356,784

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

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2024 and 2023

(Continued)

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Compre- hensive Income	Total Dalrada Financial Corp’s Stockholders'	Non- controlling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2022	$1,066,925	–	$104,627,032	$(121,436,490)	$(50,673)	$(15,432,201)	$479,019	$(14,953,182)
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	1,077,332	–	–	1,111,397	–	1,111,397
Common stock issues pursuant to acquisitions	(175,000)	–	343,183	–	–	172,350	–	172,350
Stock based compensation	(175,000)	–	640,017	–	–	467,517	–	467,517
Net loss	–	–	–	(3,617,789)	–	(3,617,789)	447,613	(3,170,176)
Foreign currency translation	–	–	–	–	63,762	63,762	–	63,762
Balance at September 30, 2022	716,925	–	106,687,564	(125,054,279)	13,089	(17,234,964)	926,632	(16,308,332)
Common stock issued for conversion of convertible notes, accrued interest, and premium	–	–	315,283	–	–	336,091	–	336,091
Common stock issues pursuant to acquisitions	(286,650)	–	356,234	–	–	75,459	–	75,459
Stock based compensation	–	–	901,721	–	–	901,721	–	901,721
Net loss	–	–	–	(4,413,018)	–	(4,413,018)	(69,147)	(4,482,165)
Foreign currency translation	–	–	–	–	(34,129)	(34,129)	–	(34,129)
Balance at December 31, 2022	430,275	–	108,260,802	(129,467,297)	(21,040)	(20,368,840)	857,485	(19,511,355)
Common stock issued pursuant to acquisitions	(112,350)	–	146,100	–	–	36,667	–	36,667
Stock-based compensation	–	–	815,454	–	–	815,454	–	815,454
Net loss	–	–	–	(4,025,564)	–	(4,025,564)	(20,234)	(4,045,798)
Foreign currency translation	–	–	–	–	(137)	(137)	–	(137)
Balance at March 31, 2023	$317,925	$–	$109,222,356	$(133,492,861)	$(21,177)	$(23,542,420)	$837,251	$(22,705,169)

Balance at June 30, 2023	192,925	–	145,251,822	(141,729,009)	(50,848)	4,109,019	143,817	4,252,836
Common stock issued pursuant to acquisitions	(37,500)	–	36,596	–	–	269	–	269
Common stock issued pursuant to debt agreement	–	–	57,500	–	–	60,000	–	60,000
Warrants issued pursuant to acquisitions	–	–	5,478	–	–	5,478	–	5,478
Stock-based compensation	–	–	1,109,642	–	–	1,109,642		1,109,642
Net loss	–	–	–	(4,816,242)	–	(4,816,242)	(21,894)	(4,838,136)
Foreign currency translation	–	–	–	–	85,208	85,208	–	85,208
Balance at September 30, 2023	155,425	–	146,461,038	(146,545,251)	34,360	553,374	121,923	675,297
Common stock issued pursuant to acquisitions	(26,500)	–	94,875	–	–	70,667	–	70,667
Common stock issued pursuant to debt agreement	–	–	170,500	–	–	173,000	–	173,000
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Common stock to be issued for private placement	604,000	–	–	–	–	604,000	–	604,000
Stock-based compensation	–	–	1,018,827	–	–	1,018,827	–	1,018,827
Net loss	–	–	–	(5,406,198)	–	(5,406,198)	(33,982)	(5,440,180)
Foreign currency translation	–	–	–	–	(39,026)	(39,026)	–	(39,026)
Balance at December 31, 2023	$732,925	$–	$147,750,988	$(151,951,449)	$(4,666)	$(3,019,608)	$87,941	$(2,931,667)
Conversion of related party notes to preferred stock	–	–	13,318,783	–	–	13,318,943	–	13,318,943
Common stock issued pursuant to consulting agreement	–	–	235,200	–	–	241,200	–	241,200
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Common stock issued pursuant to private placement	(604,000)	–	580,649	–	–	–	–	–
Stock-based compensation	–	–	1,077,390	–	–	1,077,390	–	1,077,390
Net loss	–	–	–	(9,247,355)	–	(9,247,355)	(24,787)	(9,272,142)
Foreign currency translation	–	–	–	–	19,373	19,373	–	19,373
Balance at March 31, 2024	$128,925	$–	$162,968,758	$(161,198,804)	$14,707	$2,395,691	$63,154	$2,458,845

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited interim condensed consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,550,458)	$(11,698,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	620,676	530,177
Stock compensation	3,205,859	2,184,692
Stock consideration issued to vendor	474,200	–
Change in fair value of contingent consideration	477,072	181,009
Bad debt expense	527,741	640,484
Gain on expiration of accrued tax liability	–	(2,090,978)
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	241,380	(2,787,677)
Other receivables	(859,709)	(218,817)
Inventories	(653,070)	(696,695)
Prepaid expenses and other current assets	780,979	128,542
Long-term receivables	49,013	26,889
Accounts payable	32,443	2,241,421
Long-term payables	(48,888)	(47,329)
Accounts payable and accrued liabilities - related parties	9,052,657	522,620
Accrued liabilities	278,429	(217,742)
Accrued payroll taxes, penalties and interest	–	35,242
Deferred revenue	(288,866)	1,191,593
Net cash used in operating activities	(5,660,542)	(10,074,709)
Cash flows from investing activities:
Purchase of property and equipment	(272,783)	(511,515)
Purchase of intangibles	–	(446,923)
Acquisition of business, net of cash	–	80,087
Net cash used in investing activities	(272,783)	(878,351)
Cash flows from financing activities:
Proceeds from related party notes payable	2,913,980	11,845,764
Repayments of related party notes payable	(428,924)	(752,256)
Net proceeds (repayments) from notes payable	2,565,040	346,910
Proceeds from private placement	604,000	–
Net cash provided by financing activities	5,654,096	11,440,418
Net change in cash and cash equivalents	(279,229)	487,358
Effect of exchange rate changes on cash	18	29,496
Cash and cash equivalents at beginning of period	812,806	772,062
Cash and cash equivalents at end of period	$533,595	$1,288,916

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$356,231	$–

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$11,324,793	$–
Conversion of accounts payable-related parties to note payable-related parties	$1,993,990	$–
Common stock issued pursuant to business combination	$70,936	$–
Conversion of convertible note payable, accrued interest and premium into common stock	$–	$2,327,489
Warrants issued pursuant to acquisitions	$16,974	$–
Operating liabilities satisfied by related parties	$1,993,990	$–
Increase (Decrease) in right-of-use asset and liability	$(39,719)	$1,447,488

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

Going Concern

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from related parties, its ability to identify future investment opportunities, obtain the necessary debt or equity financing, and generate profitable operations. The Company had net losses of $19,550,458, accumulated deficit of $161,198,804 and net cash used in operations of $5,660,542 for the nine months ended March 31, 2024. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the nine months ended March 31, 2024 and 2023, healthcare insurers, government payers and OTC pharmaceutical sales accounted for over 52%, and 28% of total revenues, respectively. Also, healthcare insurers, government payers and OTC pharmaceutical sales amounted to total revenues of $7,559,745 and $5,567,245 for the nine months ended March 31, 2024 and 2023, respectively. The accounts receivable related to both healthcare insurers and government payers is $1,793,985 and $1,499,415 as of March 31, 2024 and June 30, 2023, respectively.

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

Net revenues from Pharmaceutical sales and COVID-19 testing accounted for over 52% and 28% of the Company’s total net revenues for the nine months ended March 31, 2024 and nine months ended March 31, 2023, respectively, and primarily comprised of a high volume of relatively low-dollar transactions. Pala and Boost, which provides clinical testing services and other services, satisfies its performance obligations and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered at a point in time. Genefic Pharmacy directly bills patients as well as insurers and government agencies. Pala and Boost do not invoice the patients themselves for testing but relies on healthcare insurers and government payers for reimbursement for COVID-19 testing. Pala has a standardized approach to estimate the amount of consideration that we expect to be entitled to, including the impact of contractual allowances (including payer denials), and patient price concessions. We regularly assess the state of our billing operations in order to identify issues which may impact the collectability of receivables or revenue estimates. We believe that the collectability of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we strive to implement “best practices” and work with our third-party billing company to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. We believe that our collection and revenue estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material adjustments to reserve estimates. However, changes to our estimate of the impact of contractual allowances (including payer denials) and patient price concessions could have a material impact on our results of operations and financial condition in the period that the estimates are adjusted. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates. Although we have limited track record, further adjustments to the allowances, based on actual receipts, may be recorded upon settlement.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Product sales - third parties	$2,310,696	$2,878,093	$10,107,882	$5,390,857
Product sales - related party	–	1,336	140	75,335
Service revenue - third parties	593,208	6,412,712	2,776,888	12,676,075
Service revenue - related party	524,829	182,552	1,639,665	843,313
Total revenue	$3,428,733	$9,474,693	$14,524,575	$18,985,580

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31,	June 30,
	2024	2023
Accounts receivable, net	$3,522,741	$4,453,104
Accounts receivable, net – related parties	909,279	752,348
Noncurrent receivables	20,756	41,722
Noncurrent receivables – related parties	1,146,064	1,173,893
Deferred revenue	1,029,797	1,337,259

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Product sales	$4,014,290	$1,617,124	$8,749,074	$3,320,438
Service revenue	1,067,525	4,995,556	4,455,965	8,603,702
Total cost of revenue	$5,018,815	$6,612,680	$13,205,039	$11,924,140

(o)	Advertising

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

12.	Segment Reporting

Segment information for the three and nine months ended March 31, 2024, and 2023 is as follows:

	Three Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,315,123	$442,045	$303,406	$368,159	$–	$3,428,733
Income (Loss) from Operations	(3,609,032)	(1,264,488)	(106,814)	(47,191)	(3,626,742)	(8,654,267)

	Three Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,792,799	$2,479,876	$1,692,136	$509,882	$–	$9,474,693
Income (Loss) from Operations	196,516	(1,020,232)	(166,798)	160,016	(2,808,722)	(3,639,220)

	Nine Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$8,549,065	$2,465,440	$2,438,030	$1,072,040	$–	$14,524,575
Income (Loss) from Operations	(4,497,315)	(3,643,773)	(409,239)	(153,521)	(9,247,889)	(17,951,737)

	Nine Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$9,220,417	$4,232,134	$3,866,848	$1,666,181	$–	$18,985,580
Income (Loss) from Operations	(764,615)	(593,057)	(1,790,160)	95,654	(8,325,309)	(11,377,487)

Geographic Information

The following table presents revenue by country:

	Nine Months Ended
	March 31,
	2024	2023
United States	$12,290,200	$16,157,623
Scotland	1,288,443	1,539,371
Spain	125,260	–
India	820,672	1,288,586
	$14,524,575	$18,985,580

The following table presents inventories by country:

	March 31,	June 30,
	2024	2023
United States	$833,985	$584,330
Scotland	1,919,223	1,494,362
	$2,753,208	$2,078,692

The following table presents property and equipment, net, by country:

	March 31,	June 30,
	2024	2023
United States	$1,226,222	$1,284,834
Scotland	137,319	182,657
Spain	56,064	–
India	6,223	8,591
	$1,425,828	$1,476,082

13.	Commitments and Contingencies

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,315,123	$442,045	$303,406	$368,159	$–	$3,428,733
Income (Loss) from Operations	(3,609,032)	(1,264,488)	(106,814)	(47,191)	(3,626,742)	(8,654,267)

	Three Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,792,799	$2,479,876	$1,692,136	$509,882	$–	$9,474,693
Income (Loss) from Operations	196,516	(1,020,232)	(166,798)	160,016	(2,808,722)	(3,639,220)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended March 31, 2024, was $2,315,123 compared with revenue of $4,792,799 during the three months ended March 31, 2023, an decrease of 51.7%. The decrease in revenues was primarily attributable to the high volume of COVID-19 sales during the three months ended March 31, 2023.

Dalrada Climate Technology:

Revenues for the three months ended March 31, 2024, was $442,045 compared with revenue of $2,479,876 during the three months ended March 31, 2023, a decrease of $1,388,730, or 82.1%. The decrease is due to the reduced activity of Bothof Brothers Construction as well as the Averett University project when comparing the three months ended March 31, 2024 and 2023 respectively.

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

Dalrada Climate Technology:

Cost of Revenues for the three months ended March 31, 2024, was $593,456, compared to cost of revenues of $2,918,601 during the three months ended March 31, 2023, a decrease of $2,325,145, or 79.7%. The decrease is due to the reduced activity of Bothof Brothers Construction as well as the Averett University project when comparing the three months ended March 31, 2024 and 2023 respectively.

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

Nine Months Ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$8,549,065	$2,465,440	$2,438,030	$1,072,040	$–	$14,524,575
Income (Loss) from Operations	(4,497,315)	(3,643,773)	(409,239)	(153,521)	(9,247,889)	(17,951,737)

	Nine Months Ended March 31, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$9,220,417	$4,232,134	$3,866,848	$1,666,181	$–	$18,985,580
Income (Loss) from Operations	(764,615)	(593,057)	(1,790,160)	95,654	(8,325,309)	(11,377,487)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the nine months ended March 31, 2024, was $8,549,065 compared with revenue of $9,220,417 during the nine months ended March 31, 2023, an decrease of $671,352, or 7.3%. The decrease in revenues was primarily attributable to the high volume of COVID-19 sales during the three months ended March 31, 2023.

Dalrada Climate Technology:

Revenues for the nine months ended March 31, 2024, was $2,465,440 compared with revenue of $4,232,134 during the nine months ended March 31, 2023, a decrease of $1,766,694, or 41.7%. The decrease in revenue was primarily attributable to the reduction in activity of Bothof Brothers Construction as well as Dalrada Energy Services.

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

Dalrada Climate Technology:

Cost of Revenues for the nine months ended March 31, 2024, was $2,839,171, compared to cost of revenues of $3,633,781 during the nine months ended March 31, 2023, a decrease of $794,610, or 21.9%. The decrease in cost of revenues was primarily a result of the reduction in activity of Bothof Brothers Construction as well as Dalrada Energy Services.

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

Net Income (Loss)

Net loss for the nine months ended March 31, 2024 was $19,550,458 compared to net loss of $11,698,139 for the nine months ended March 31, 2023.

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

