Form 10-K/A
period 2024-06-30
DALRADA FINANCIAL CORP
filed 2025-06-06
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 6, 2025, the registrant’s outstanding stock consisted of 120,157,113 common shares.

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

DepTec has built an impressive catalogue of precision OEM (Original Equipment Manufacturer) parts for PVD (Physical vapor deposition) systems and the Company’s refurbished systems which allows clients the option of purchasing the same model of system they’ve been using for decades –but with significant upgrades and improved efficiencies. Older systems can now operate more reliably with additional control and monitoring plus longer lifespans. DepTec also has its own PVD and CVD (Chemical Vapor Deposition) systems, EVOS-PVD and EVOS -CVD, which deposits metals and non-metals for microchips used in almost every standard and specialized microdevices made today and in the future. These systems can produce a superior film layer utilized in rugged high-stress environment designs.

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

Item 1C. Cybersecurity

Risk management and strategy

Cybersecurity risk management is an important part of the Company’s overall risk management efforts. We maintain a comprehensive enterprise-wide information security program that comprises policies and controls designed to identify, safeguard against, detect, respond to, mitigate and manage reasonably foreseeable cybersecurity risks and threats. Our approach utilizes diverse security tools to prevent, identify, investigate, resolve and recover from vulnerabilities and security incidents. These include, but are not limited to, internal reporting, monitoring and detection tools. We use a collaborative, enterprise-wide strategy to address cybersecurity risks and allocate significant resources to our cybersecurity and risk management processes, which efforts are intended to adapt to the evolving cybersecurity landscape and promptly address emerging threats. Our cybersecurity risk management program aligns with the National Institute of Standards and Technology (NIST) framework and is organized into five key functions: identification, protection, detection, response and recovery. We regularly assess the threat landscape and employ a layered cybersecurity strategy to prevent, detect and mitigate threats.

We assess risks associated with third-party providers as part of our overall cybersecurity risk management framework by reviewing system and organization controls reports, when available, and other independent reports. We also generally require third parties to, among other things, maintain security controls to protect our confidential information and to promptly notify us of material breaches that may impact our data. Our security controls include:

•	Network traffic monitoring and filtering
•	Usage of Sentinelone
•	Proofpoint to protect against phishing attacks
•	OS/Hardware hardening
•	OS/Software hardening
•	Physical barriers to hardware access
•	Usage of on prem hardware firewall
•	VLANs in order to keep less secure hardware such as printers and scanners on their own VLAN to minimize attack vectors

Our Board of Directors has oversight of our enterprise risk assessment and risk management processes, as well as the steps taken to mitigate these risks, including for cybersecurity matters. The Audit Committee of our Board of Directors has oversight of cybersecurity risk assessment and risk management policies as part of its risk management oversight responsibilities. Any significant cybersecurity matters, including those related to incidents, are escalated to the Board of Directors.

We face cybersecurity threats in the ordinary course of our business and have faced cybersecurity threats and breach attempts in the past. Such threats and breach attempts have not materially affected our business, strategy, results of operations or financial condition. At any given time, however, we may face known or unknown cybersecurity risks and threats that cannot be fully prevented or mitigated, and we may discover vulnerabilities in our cybersecurity programs. Therefore, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Description of Property

We currently lease 75,135 square feet of office, medical, pharmacy and warehouse space in California, Alabama, Louisiana, Scotland, and India, with leases that expire through 2028.

		Square
		Footage	Lease
Location	Type	(approximate)	Expiration
Escondido, California	Corporate Headquarters	6,964	6/30/2027
San Diego, California	Office	8,228	3/14/2028
Escondido, California	Office	2,992	6/30/2027
Chula Vista, California	Office, Medical Suite	3,200	1/31/2027
San Diego, California	Office, Medical Suite	9,016	8/31/2028
Bengaluru, India	Office	3,300	4/1/2026
Coronado, California (1)	Office, Medical Suite	462	12/31/2024
Florence, Alabama	Pharmacy	1,443	5/31/2025
Livingston, Scotland	Office, Warehouse	4,500	8/27/2025
Escondido, California	Office	562	12/31/2027
Livingston, Scotland	Office, Warehouse	19,000	11/2/2027
Bergondo, Spain	Office, Warehouse	9,000	5/31/2028
Metairie, Louisiana	Office, Medical Suite	6,468	9/30/2025

(1)	This lease expired on 12/31/24 and the Company vacated the premises.

Item 3. Legal Proceedings

Genefic Products (“Dalrada Health”), a subsidiary of Dalrada Financial Corporation, formed a joint venture with Vivera Pharmaceuticals, Inc. (“Vivera”), whereby Vivera is the minority member. As the managing member of the joint venture, Genefic Products, in December 2021, filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509. In addition to filing a cross-complaint against Genefic Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics (a subsidiary of Dalrada Financial Corporation), Dalrada Financial Corporation’s officers, and other unrelated parties. The proceedings are being held at the Superior Court of the State of California, for the County of Orange – Central Justice Center. On January 13, 2025 this, and all related cross-complaints were dismissed by order of the Orange County, California Superior Court.

In September 2023, Kroger Specialty Pharmacy LLC (“Kroger”) filed lawsuits/preliminary injunctions against Genefic Specialty Pharmacy and two of its employees who were former employees of Kroger. The lawsuits were filed in Tennessee and Alabama, respectively. The basis for the injunction arose from a non-compete clause in the contract between the two employees and a company which was later acquired by Kroger. In April 2024, the Court in the Tennessee case granted the preliminary injunction on the Tennessee employee, which is due to expire in April 2025. The case against the Tennessee employee is under appeal. No injunction has yet been issued against the Alabama employee. On March 19, 2025 both cases were settled and subsequently dismissed.

In September 2023, Asset Group, Inc. (“Asset”) filed a breach of contract with Dalrada Health Products (“DHP”) in the Superior Court of San Diego. The case arises out of a Purchase Order wherein Asset agreed to pay DHP the sum of $3,240,000 for the purchase of 1,800,000 IRIS Ear Loop Face Masks during the COVID-19 pandemic. Asset filed a complaint alleging DHP did not have authority to sell the masks. However, DHP have provided their counsel with proof of authority and are preparing a Cross-Complaint for Asset’s material breach of the contract. This matter is currently set for trial January 31, 2025. On January 15, 2025 DHP filed a cross-complaint against Asset Group and Dimco Holdings for tortious interference with contractual business relations. DHP contends that Asset and Dimco owe DHP the profits it would have made ($3,240,000) had Dimco not interfered with the sale. A jury trial is now scheduled for September 19, 2025. Discovery is currently ongoing.

In March 2024, MDIQ filed a breach of contract with Dalrada Financial Corporation (“DFCO”) in Collin County Texas Superior Court. MDIQ was hired to process insurance claims for COVID-19 testing performed by Empower Genomics. MDIQ failed to perform yet filed a civil collection case against DFCO for failure to pay the invoices. DFCO is now in the process of counter suing for approximately $2,000,000 of unpaid claims that we would have benefitted from had MDIQ performed according to the contract. No trial date has been set in this matter and the parties are in the process of conducting discovery.

A former consultant, Simon Gray, and distribution representative, DePrey Company, acted in concert with supplier Zhongshan Mide Hardware Products Co., Ltd. (“Mide”) to steal Fastenal Company purchase orders and effectively try to cut Dalrada Manufacturing out of its contractual relationship. DFCO has filed a lawsuit against DePrey Company and Simon Gray in July for a breach of contract and intentional interference with contractual relationships in the California Southern District Court. No trial date has been set in this matter and the parties are in the process of conducting discovery.

In June 2024, DFCO filed a case in the California Southern District Court alleging, among other causes of action, fraud, breach of contract, unjust enrichment following DFCO purchasing Likido company from Stuart Cox and his failure to disclose pertinent financial liabilities he had incurred prior to the sale of the company to DFCO. Mr. Cox resides in the Philippines and service of the summons and complaint is pending. Mr. Cox was served with the summons and complaint. Both parties are in the midst of settlement negotiations.

On November 19, 2024, DFCO filed a lawsuit in the Southern Calif. District Court against William Bonar, Samantha and Ian MacKenzie, Jillian Hughes and Marion Bonar (“Defendants”) alleging numerous causes of action, including but not limited to fraud, tortious interference with contractual relations, and misappropriation of trade secrets. The Defendants were employed by or were directors of DFCO’s UK subsidiaries located in Scotland and England. No trial date has been set and DFCO is in the process of conducting discovery.

On November 27, 2024, FFF Enterprises filed a lawsuit against Genefic, Inc. and DFCO as an alleged breach of a service agreement with a demand for $564,743.48. Genefic/DFCO has filed a motion to dismiss DFCO as a defendant because they were never a party to the agreement and filed an Answer on behalf of Genefic. There is currently no trial date set and Genefic is in the process of settlement negotiations.

On June 20, 2024, a former employee filed a complaint alleging numerous labor law violations after being laid off along with several other employees. A jury trial has been scheduled for October 10, 2025. DFCO is in the process of conducting in depth discovery in this matter.

On March 27, 2025, Lamie RB Investments, LLC filed a suit for breach of a lease contract with Genefic, Inc. Lamie RB Investments, LLC is seeking damages in the amount equal to the term of the lease. Genefic, Inc. has filed a motion to dismiss on the grounds that Plaintiff failed to mitigate their damages.

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

Period	High	Low
Fiscal 2024
First Quarter ended September 30, 2023	$0.3500	$0.1100
Second Quarter ended December 31, 2023	$0.4600	$0.1800
Third Quarter ended March 31, 2024	$0.2100	$0.1400
Fourth Quarter ended June 30, 2024	$0.2400	$0.1400

Fiscal 2023
First Quarter ended September 30, 2022	$0.3700	$0.0900
Second Quarter ended December 31, 2022	$0.1700	$0.0700
Third Quarter ended March 31, 2023	$0.0200	$0.0800
Fourth Quarter ended June 30, 2023	$0.1900	$0.0600

Number of Holders

As of March 31, 2025, there were 120,157,113 issued and outstanding shares of common stock held by a total of 591 shareholders of record.

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

In October 2023 the Cmpany issued 500,000 shares of common stock pursuant to a loan agreement for $173,000. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

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

Our Independent Registered Public Accounting Firm’s report contains a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report (included in Item 8 of the Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $29,185,898 and 20,627,896, respectively, for the years ended June 30, 2024 and 2023. Although the Company continues to rely on equity and debt investors to finance its losses, it is implementing plans to achieve cost savings and other strategic objectives to address Company profitability. In addition to raising debt and equity financing, the Company continues to focus on growing the subsidiaries anticipated to be most profitable while reducing investments in areas that are not expected to have long-term benefits. The Company will continue to pursue synergistic opportunities to enhance its business portfolio.

Acquisitions

During the year ended June 30, 2024, the Company acquired a business to complement the Genefic segment.

Refer to “Note 4. Business Combinations and Asset Acquisition” to the Consolidated Financial Statements for discussion regarding the Company’s acquisitions.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the years ended June 30, 2024, and 2023:

	Year Ended June 30, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$13,217,899	$2,804,236	$2,447,148	$1,373,136	$–	$19,842,419
Income (Loss) from Operations	(6,611,308)	(6,314,398)	(1,349,321)	(235,104)	(12,334,815)	(26,844,946)

	Year Ended June 30, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$15,740,919	$7,075,414	$4,873,225	$2,049,411	$–	$29,738,969
Income (Loss) from Operations	(5,783,441)	(1,065,221)	(2,461,219)	10,634	(11,660,710)	(20,959,957)

Dalrada Financial Corporation manages five primary segments: 1) Genefic (formerly Dalrada Health); 2) Dalrada Climate Technology; 3) Dalrada Precision Manufacturing; 4) Dalrada Technologies; and 5) Dalrada Corporate. The business segment data (see “Note 13. Segment Reporting”) should be read in conjunction with this discussion.

Revenues and Cost of Revenues

Genefic

Total Revenues for Genefic decreased to $13,217,899, or 16.0% from last year’s revenue of $15,740,919.

Genefic Specialty Pharmacy (formerly ‘Watson’) revenue decreased $2,523,020, or 16.0% compared to $15,740,919 in the prior year ended June 30, 2023. The increase was a result of obtaining additional accreditations including the Healthcare Merchant Accreditation from the National Association of Boards of Pharmacy (NABP) where it can be listed on the official Accredited Merchants’ list along with larger pharmacy retailers CVS, Walgreens, and Walmart, among others. With Healthcare merchant Accreditation, Genefic Specialty Pharmacy has proven its standards and practices to be in line with the requirements set by large online advertising platforms such as Google and Bing. Genefic Specialty Pharmacy also obtained the Specialty Pharmacy Accreditation and Mail Service Pharmacy Accreditation from the Utilization Review Accreditation Commission (URAC). NABP’s Specialty Pharmacy Accreditation signifies to patients, payers, and providers that the pharmacy organization is recognized for providing an advanced level of pharmacy services and disease management for patients taking medications that meet special handling, storage and distribution requirements. NABP’s Digital Pharmacy Accreditation signifies to patients, payers, and providers that the pharmacy organization is recognized for its commitment to the highest quality health care and safe pharmacy practices over the internet. The specific Digital Pharmacy Accreditation was created to recognize safe and legitimate pharmacies with an internet presence that stands out against the ever-growing list of rogue pharmacy websites. These accreditations allowed Genefic Specialty Pharmacy to ramp up a sales team in conjunction with the ability to fill specialty medications. Lastly, Genefic Specialty Pharmacy was granted a number of hemophilia contracts throughout the year. The cost of revenue increased $2,187,863, or 21.8% compared to $10,055,733 in the prior year ended June 30, 2023.

Pala Diagnostics (“Pala”) and Empower Genomics (“Empower”) generated $27,910 of the total revenue for Genefic through its complexity CLIA diagnostic laboratories compared with $10,338,768 in the prior year ended June 30, 2023. The decrease in revenue was a result of the closure of the CLIA diagnostic laboratories, which focused primarily on COVID-19 testing services with validated PCR and Rapid antigen testing.

DCI generated $1,338,960, or 7.6% of the total revenue for Genefic. DCI’s revenue increased by $247,026 from the prior year ended June 30, 2023, or 22.6%. The increase in revenue was a result of obtaining Licensed Vocational Nursing (“LVN”) accreditation along with a rising number of students entering and graduating from DCI’s Certified Nursing Assistant (“CNA”), Medical Assistant and Home Health Aid (“HHA”) Certification programs.

Dalrada Climate Technology (Formerly Dalrada Energy Services)

Total Revenues for Dalrada Climate Technology decreased to $2,804,236, or 60.4% from the prior year ended June 30, 2023 revenue of $7,075,414.

Dalrada Energy Services generated $288,120, or 10.3% of the total revenue for the Dalrada Climate Technology segment. Revenue for Dalrada Energy Services decreased by $4,223,413, or 93.6% from the prior year ended June 30, 2023. The decrease in revenue was a result of nearing completion of the Averett University project.

Bothof Brothers Construction (“Bothof”) generated $2,205,548, or 78.7% of the total revenue for the Dalrada Climate Technology segment. Bothof revenue decreased by $358,333, or 14.0% from the prior year ended June 30, 2023. Bothof generated revenue in its construction and contracting services throughout the United States. Bothof Brothers’ customers include both residential and commercial projects in the private and public sectors. During the year, $1,697,485 of revenue was generated through related parties. The cost of revenue decreased $716,298, or 21.2% compared to $3,380,661 in the prior year the prior year ended June 30, 2023.

Dalrada Precision Manufacturing

Total Revenues for Dalrada Precision Manufacturing decreased to $2,447,148, or 49.8% from the prior year ended June 30, 2023 revenue of $4,873,225.

Dalrada Precision Parts generated $1,130,905, or 46.2% of the total revenue for Dalrada Precision Manufacturing. Revenue for Dalrada Precision Parts decreased by $1,550,001, or 57.8% from the prior year ended June 30, 2023. The decrease in revenue was due to the loss of its primary customer in precision parts manufacturing. The cost of revenue decreased $1,153,976, or 73.0% compared to $1,581,340 in the prior year ended June 30, 2023.

DepTec generated $1,242,642, or 50.8% of the total revenue for Dalrada Precision Manufacturing. Revenue for DepTec decreased by $49,661, or 3.8% from the prior year ended June 30, 2023. DepTec records its revenue using a cost-based input method, by which we use actual costs incurred relative to the total estimated contract costs to determine, as a percentage, progress toward contract completion. The cost of revenues increased $146,921, or 13.0% compared to $1,132,831 in the prior year ended June 30, 2023.

Ignite’s cleaners, parts washers and degreaser products generated $73,601, or 3.0% of total revenue for Dalrada Precision Manufacturing. Revenue for Ignite decreased by $231,657, or 75.9% from the prior year ended June 30, 2023. The decrease in revenue was due to ramping down operations of the company. The cost of revenue decreased $311,417, or 80.1% compared to $388,953 in the prior year ended June 30, 2023, and includes inventory adjustments.

Dalrada Technologies

Total Revenue for Dalrada Technologies’ sole subsidiary, Prakat, decreased to $1,373,136, or 33.0% from the prior year ended June 30, 2023. The decrease in revenue was a result of several contracts ending their terms during the year.

Operating Expenses

Total Operating Expenses decreased to $27,828,978, or 7.3%, compared to last year’s expenses of $30,019,876.

Corporate

Total Corporate expenses increased to $12,302,415, or 5.5%, compared to last year’s expenses of $11,660,710.

The Corporate segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits decreased by $522,450, or 12.2% from the prior year ended June 30, 2023 and is a result of a reduction in corporate employees.

•	Legal and professional fees increased by $397,756, or 39.3% from the prior year ended June 30, 2023 and is a result of an increase in corporate litigation as well as audit related costs.

•	Sales and marketing costs increased by $27,326, or 36.9% from the prior year ended June 30, 2023 due to increased costs associated with third party investor relations, paid media, and content creation expenses.

•	Other general and administrative costs for general corporate expenses, including information technology, rent, travel, and insurance decreased by $175,586, or 9.2% from the prior year ended June 30, 2023 and is a result of decreased in travel expenses, computer software expenses, and management fees.

Stock-based compensation includes expenses related to equity awards issued to employees and non-employee directors. Stock-based compensation increased by $1,064,659, or 26.5% from the prior year ended June 30, 2023. See “Note 12. Stock-Based Compensation” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our stock-based compensation.

Genefic

Total Genefic expenses decreased to $7,585,611, or 33.9%, compared to last year’s expenses of $11,468,627.

The Genefic segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $1,255,151, or 52.4% from the prior year ended June 30, 2023 and a result of growth of the pharmacy business.

•	Legal and Professional Fees decreased by $1,764,960, or 71.8% from the prior year ended June 30, 2023 and primarily a result of a reduction in professional fees associated with COVID-19 testing services with validated PCR and Rapid antigen testing.

•	Sales and marketing costs decreased by $16,314, or 34.8% from the prior year ended June 30, 2023 due to reduced costs associated with third party advertising, paid media, and content creation expenses.

•	Other general and administrative costs decreased by $2,923,337, or 47.7% from the prior year ended June 30, 2023 and is a result of bad debt expense recorded in the prior fiscal year for Boost, Pala, and Genefic Wellness in the amounts of $1,648,562, $1,296,825, and $1,100,675, respectively.

Dalrada Climate Technology

Total Dalrada Climate Technology expenses increased to $5,204,881, or 164.2%, compared to last year’s expenses of $1,969,829.

The Dalrada Climate Technology Segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased to $2,878,201, compared to $484,719 in the prior year ended June 30, 2023 as the energy segment continued to grow during the year. The employee resources were focused on the development of the current projects and building a future pipeline.

•	Legal and Professional Fees decreased by $292,415, or 51.0% from the prior year ended June 30, 2023 and is a result of the growth of the energy segment throughout the prior year. Professional fees included services for management fees and other services specific to the energy industry.

•	Sales and marketing costs increased to $19,988, a 58.6% increase from the prior year ended June 30, 2023. The Company’s internal marketing generates most of the sales and marketing services which is included in the Corporate segment employee compensation and benefits expenses.

•	Other general and administrative costs increased to $2,026,225, a 125.2% increase from the prior year ended June 30, 2023 and is a result of management fees, travel and other general overhead costs associated with Dalrada Climate Technology’s energy upgrade business and Bothof Brothers Contracting.

Dalrada Precision Manufacturing

Total Dalrada Precision Manufacturing expenses decreased to $2,011,817, or 51.4%, compared to last year’s expenses of $4,136,885.

The Dalrada Precision Manufacturing Segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits decreased by $1,035,630 or 70.4% from the prior year ended June 30, 2023 as a reduced activity in the segment.

•	Legal and Professional Fees decreased by $1,019,258, or 89.2% from the prior year ended June 30, 2023. The decrease in legal fees was primarily a result of the settlement of Likido Ltd.’s lawsuit with MAPtech Packaging, Inc. Pursuant to the settlement, the Company shall pay the sum of $558,252 in damages, legal costs, and reimbursement for arbitration fees and expenses paid on account by MAPtech recognized in the prior year.

•	Sales and marketing costs decreased by $2,246, or 13.3% from the prior year ended June 30, 2023 due to reduced costs associated with third party advertising, paid media, and content creation expenses.

•	Other general and administrative costs decreased by $67,934, or 4.5% from the prior year ended June 30, 2023 and is a result of a decrease in travel, trade shows and other overhead expenses required for the expansion in the Precision Parts and Ignite businesses.

Dalrada Technologies

Total Dalrada Technologies expenses decreased to $724,254, or 7.6%, compared to the prior year ended June 30, 2023 expenses of $783,825.

The Dalrada Technologies segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits decreased by $51,363, or 15.1% from the prior year ended June 30, 2023 and is a result of employee wage fluctuations.

•	Legal and Professional Fees increased by $51,158, or 37.2% from the prior year ended June 30, 2023 and is a result of increased third-party engineering fees related to its projects.

•	Sales and marketing costs increased by $15,844, or 1,039.0% from the prior year ended June 30, 2023 and is a result of increased third-party advertising and marketing costs.

•	Other general and administrative costs decreased by $75,210, or 24.7% from the prior year ended June 30, 2023 and is a result of decreases in information technology, rent, travel, and insurance costs.

Other (Expense) Income

Other (Expense) Income increased by $2,673,188 or 804.6% from a $332,236 in Other Income in the prior year ended June 30, 2023 to a $2,340,952 Other Expense in the current year. The change in Other Expense was a result of $2,090,978 of “Gain on expiration of accrued payroll taxes” due to quarterly tax liabilities that expired during fiscal 2023, $500,000 related to the sale of the Dalrada Energy Services intellectual property, and a $585,411 change in the fair value of contingent liability all incurred in the prior year. Other expenses incurred for the fiscal year ended June 30, 2024 consisted of interest expense of $1,241,113 and a change in fair value of the contingent liability of $511,892.

Net Loss

Net loss for the year ended June 30, 2024, was $29,185,898 compared to a net loss of $20,627,721 during the year ended June 30, 2023. The increase in net loss for the year ended June 30, 2024 was mainly attributed to a reduction in gross profit across all operating segments.

Liquidity and Capital Resources

As of June 30, 2024, the Company has cash and cash equivalents of $501,927. The Company had current assets of $8,605,651 and current liabilities of $15,690,957 compared with current assets of $9,817,045 and current liabilities of $10,019,465 at June 30, 2023. The continuation of the Company as a going concern is dependent upon successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits.

During the year ended June 30, 2024, we funded our business operations, including capital expenditures and working capital requirements, principally from cash and cash equivalents and issuance of debt and common stock. Our operations used $7,873,760 of cash during the twelve months ended June 30, 2024.

Throughout the year, revenue for the Dalrada Climate Technology and Dalrada Precision Manufacturing segments did not meet our expectations, which caused substantial losses within each respective segment. Dalrada Climate Technology experienced delays in commercializing its proprietary DCT-1 heat pump and ramping up its residential heat pump platform, while facing high operating costs. Dalrada Precision Manufacturing’s precision manufacturing business lost a significant customer during the year which led to a material loss in over revenue and cash flow. Furthermore, the Dalrada Corporate segment continued to generate significant expenses throughout the year ended June 30, 2024.

We have undertaken plans and initiatives, including cutting costs across all segments and focusing our sales team on products and services to generate immediate sales. Our plans include finishing the percentage of completion projects and pursuing partnerships to help expedite the commercialization of the DCT-1 heat pump.

We cannot be certain that our plans and initiatives would be effectively implemented within one year after the filing date of this report. Without giving effect to the prospect of raising additional capital, increasing product revenue in the near future or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this report.

We currently intend to retain all available funds and any future earnings for use in the operation of our business. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable, accounts payable and inventory balances fluctuate from period to period, which affects our cash flow from operating activities. The amounts of these fluctuations vary depending on cash collections, customer mix, raw material lead times, the mix of vendor terms, and the timing of shipment of our products.

We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. Our future working capital needs will depend on many factors, including the rate of our business and revenue growth, the availability and cost of material and other resources required to build and deliver products in accordance with our existing or future product orders, the timing of a successful commercialization of the DCT-1 heat pump as well as sales and marketing. If we are unable to increase our revenues and manage our expenses in accordance with our operating plan, we may need to reduce the level or slow the timing of the growth plans contemplated by our operating plan, which would likely curtail or delay the growth in our business contemplated by our operating plan and could impair or defer our ability to achieve profitability and generate cash flow, or to seek to raise additional funds through debt or equity financings, strategic relationships, or other arrangements. There can be no assurance that we would be able to complete any proposed financing on terms acceptable to us, or at all, or that we otherwise will be successful in any of our other endeavors to continue to be financially viable and continue as a going concern. Our inability to raise additional capital on acceptable terms could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition. If we were to raise additional funds through the issuance of equity or convertible securities, the issuance could result in substantial dilution to existing stockholders, and the holders of those new securities may have rights, preferences and privileges senior to those of the holders of common stock. Furthermore, any decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Cash Flows

	Year Ended June 30,
	2024	2023
Net cash used in operating activities	(7,873,760)	(4,612,798)
Net cash used in investing activities	(552,658)	(1,063,427)
Net cash provided by financing activities	8,065,600	5,717,144
Net change in cash during the period, before effects of foreign currency	(360,818)	40,919

Cash flow from Operating Activities

During the year ended June 30, 2024, the Company used $7,873,760 of cash for operating activities compared to $4,612,798 used during the year ended June 30, 2023. The increase in the use of cash for operating activities was primarily due to an overall increase in funding from related parties.

Cash flow from Investing Activities

During the year ended June 30, 2024, the Company used $552,658 of cash for investing activities compared to $1,063,427 used during the year ended June 30, 2023. The decrease in the use of cash for investing activities was due to the purchase of property plant and equipment in the prior year.

Cash flow from Financing Activities

During the year ended June 30, 2024, the Company received $8,065,600 of cash for financing activities compared to $5,717,144 received during the year ended June 30, 2023. The increase in financing activities was primarily due to the draw down of various note payables to fund the company.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in Note 2. Summary of Significant Accounting Policies of the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the Consolidated Statements of Operations and Comprehensive Loss. The Company recorded an impairment of goodwill in the amount of $0 and $433,556 during the years ended June 30, 2024 and 2023, respectively.

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

Recently Issued Accounting Pronouncements

See Note 2 of the Financial Statement Footnotes for recently issued accounting pronouncements affecting the Company.

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

For the Years Ended June 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dalrada Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dalrada Financial Corporation (the Company) as of June 30, 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Goodwill

Description of the Matter:

The Company had a number of business combinations during the current and prior fiscal years that led to the recording of goodwill. Goodwill is tested for impairment at least annually in accordance with the provisions of ASC No. 350, “Intangibles Goodwill and Other” (“ASC No. 350”). We identified the impairment assessment of the Company’s goodwill acquired in these acquisitions as a critical audit matter as of June 30, 2024. Auditing the Company’s impairment tests was complex and highly judgmental because (i) there was significant judgment used by management to develop the fair value measurement, which led to a high degree of audit judgment and subjectivity in performing procedures relating to fair value measurement; and (ii) there was significant effort and judgement in performing audit procedures to evaluate the reasonableness of the fair value measurement and significant assumptions and projections used by management.

How We Addressed the Matter in our Audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. To test the potential impairment of the Company’s goodwill, our audit procedures included, among others,

•	Testing management’s application of the relevant accounting guidance, and testing of the significant assumptions used by the Company to develop forecasted results for the reporting unit, including projected revenue growth and operating margins.
•	We also assessed the historical accuracy of management’s estimates, as well as performed a sensitivity analysis of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.
•	We compared the significant assumptions to current and past industry, market and economic trends.
•	We tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

Revenue Recognition

Description of the Matter:

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

How We Addressed the Matter in our Audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our principal audit procedures related to the Company’s revenue recognition included gaining an understanding of internal controls related to revenue recognition including management’s controls related to the evaluation of performance obligations and the allocation of the total contract consideration to these performance obligations noted in their customer agreements. We evaluated management’s revenue recognition policies and practices including the reasonableness of management’s judgments and assumptions relating to the timing of revenue recognition of those performance obligations. In addition, we selected customer agreements and performed the following testing procedures:

•	Testing management’s application of the relevant accounting guidance, and testing of the significant assumptions used by management in its revenue recognition policy.
•	Obtained and read the customer agreements or contracts for each selected agreement.
•	Evaluated and tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations.
•	Tested revenue contracts and underlying support to evaluate appropriateness of management’s revenue recognition.
•	Tested the completeness and accuracy of management’s calculation of revenue and associated timing of revenue recognized (i.e., revenue being recognized at a point in time vs over time).

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

/s/ CM3 Advisory

We have served as the Company’s auditor since 2024

San Diego, California

June 6, 2025

PCAOB No. 6866

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

/s/ Macias Gini & O’Connell LLP

Melville, New York

October 19, 2023

PCAOB No. 324

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets

	June 30,	June 30,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$501,927	$812,806
Accounts receivable, net	2,864,172	4,453,104
Accounts receivable, net - related parties	1,236,484	752,348
Other receivables	680,598	376,604
Inventories	2,647,652	2,078,692
Prepaid expenses and other current assets	674,818	1,343,491
Total current assets	8,605,651	9,817,045
Noncurrent receivables	20,742	41,722
Noncurrent receivables - related parties	1,136,508	1,173,893
Property and equipment, net	1,452,282	1,476,082
Goodwill	4,175,758	3,803,147
Intangible assets, net	3,547,266	3,858,086
Right-of-use asset, net	2,437,034	2,771,854
Right-of-use asset, net - related party	1,689,806	2,227,286
Total assets	$23,065,047	$25,169,115

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,870,168	$5,178,897
Accrued liabilities	1,023,286	1,084,008
Accounts payable and accrued liabilities – related parties	136,976	547,949
Deferred revenue	1,569,149	1,337,259
Notes payable, current portion	5,710,718	439,562
Notes payable, current portion – related parties	–	251,605
Lease liability, current portion	832,142	660,394
Lease liability, current portion - related party	548,518	519,791
Total current liabilities	15,690,957	10,019,465
Noncurrent payables	–	48,888
Notes payable, net of current portion	1,038,567	1,011,395
Notes payable, net of current portion – related parties	53,957	1,648,478
Contingent consideration	47,343	4,285,389
Lease liability, net of current portion	1,694,804	2,160,834
Lease liability, net of current portion - related party	1,193,312	1,741,830
Total liabilities	19,718,940	20,916,279

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000 shares authorized:
Series I preferred stock, $0.01 par value 35,108 shares authorized, issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	351	351
Series H preferred stock, $0.01 par value, 15,022 shares authorized, issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	150	150
Series G preferred stock, $0.01 par value, 10,002 shares authorized, issued and outstanding as of both June 30, 2024 and June 30, 2023, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding as of both June 30, 2024 and June 30, 2023, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 97,175,443 and 88,699,139 shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively	485,877	443,478
Common stock to be issued	–	192,925
Preferred stock to be issued	21,839,776	–
Additional paid-in capital	151,791,802	145,251,822
Accumulated deficit	(170,677,066)	(141,729,009)
Accumulated other comprehensive loss	(909)	(50,848)
Total Dalrada Financial Corp's stockholders' equity	3,440,131	4,109,019
Noncontrolling interests	(94,024)	143,817
Total stockholders' equity	3,346,107	4,252,836
Total liabilities and stockholders' equity	$23,065,047	$25,169,115

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	June 30,
	2024	2023
Revenues	$18,124,587	$27,456,223
Revenues - related party	1,717,832	2,282,746
Total revenues	19,842,419	29,738,969
Cost of revenues	18,858,387	20,679,050
Gross profit	984,032	9,059,919

Operating expenses:
Selling, general and administrative	27,828,978	29,466,320
Research and development	–	120,000
Loss on impairment of goodwill	–	433,556
Total operating expenses	27,828,978	30,019,876
Loss from operations	(26,844,946)	(20,959,957)

Other (expense) income:
Interest expense	(1,241,113)	(2,552,918)
Interest income	85,659	79,758
Other (expense) income, net	(1,179,091)	722,620
Gain on expiration of accrued tax liability	–	2,090,978
Loss on foreign exchange	(6,407)	(8,202)
Total other (expense) income, net	(2,340,952)	332,236
Loss before taxes	(29,185,898)	(20,627,721)
Income taxes	–	–
Net loss	(29,185,898)	(20,627,721)

Other comprehensive loss
Foreign currency translation	49,939	(175)
Comprehensive loss	$(29,135,959)	$(20,627,896)

Net loss attributable to noncontrolling interests	(237,841)	(335,202)
Net loss attributable to Dalrada Financial Corporation stockholders	$(28,948,057)	$(20,292,519)

Net loss per common share to Dalrada stockholders - basic	$(0.31)	$(0.24)
Net loss per common share to Dalrada stockholders - diluted	$(0.31)	$(0.24)

Weighted average common shares outstanding — basic	92,243,642	83,761,903
Weighted average common shares outstanding — diluted	92,243,642	83,761,903

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

(Continued)

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(continued)

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Dalrada Financial Corp's Stockholders'	Noncontrolling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)
Balance at June 30, 2022	1,066,925	–	$104,627,032	$(121,436,490)	$(50,673)	$(15,432,201)	$479,019	$(14,953,182)

Common stock issued for conversion of convertibles notes, accrued interest and premium	–	–	1,392,615	–	–	1,447,488	–	1,447,488
Common stock issued pursuant to acquisitions	(699,000)	–	998,225	–	–	314,475	–	314,475
Common stock issued pursuant to consultant agreement	–	–	174,000	–	–	184,000	–	184,000
Conversion of related party notes into preferred stock	–	–	33,859,043	–	–	33,859,544	–	33,859,544
Warrants issued pursuant to acquisitions	–	–	5,751	–	–	5,751	–	5,751
Stock-based compensation	(175,000)	–	4,195,156	–	–	4,022,656	–	4,022,656
Net income (loss)	–	–	–	(20,292,519)	–	(20,292,519)	(335,202)	(20,627,721)
Foreign currency translation	–	–	–	–	(175)	(175)	–	(175)
Balance at June 30, 2023	192,925	–	$145,251,822	$(141,729,009)	$(50,848)	$4,109,019	$143,817	$4,252,836

Common stock issued pursuant to acquisitions	(192,925)	4,596,334	386,093	–	–	4,797,550	–	4,797,550
Common stock issued pursuant to debt agreement	–	–	228,000	–	–	233,000	–	233,000
Conversion of related party notes into preferred stock	–	17,243,442	–	–	–	17,243,442	–	17,243,442
Warrants issued pursuant to acquisitions	–	–	22,722	–	–	22,722	–	22,722
Common stock issued pursuant to consulting agreement	–	–	235,200	–	–	241,200	–	241,200
Common stock issued pursuant to private placement	–	–	580,650	–	–	604,001	–	604,001
Stock-based compensation	–	–	5,087,315	–	–	5,087,315	–	5,087,315
Net loss	–	–	–	(28,948,057)	–	(28,948,057)	(237,841)	(29,185,898)
Foreign currency translation	–	–	–	–	49,939	49,939	–	49,939
Balance at June 30, 2024	–	21,839,776	$151,791,802	$(170,667,066)	$(909)	$3,440,131	$(94,024)	$3,346,107

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,185,898)	$(20,627,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	885,965	707,572
Stock compensation	5,087,315	4,022,656
Stock consideration issued to vendor	241,200	184,000
Amortization of debt discount	–	1,224,472
Convertible debt premium satisfied with common stock	–	200,000
Change in fair value of contingent consideration	752,429	(270,936)
Provision for credit losses	2,481,539	4,783,357
Loss on impairment of goodwill	–	433,556
Gain on expiration of accrued tax liability	–	(2,090,978)
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	(1,376,743)	(3,897,875)
Other receivables	(303,994)	(60,660)
Inventories	(568,960)	(454,071)
Prepaid expenses and other current assets	726,900	(722,147)
Noncurrent receivables	58,365	35,883
Accounts payable	691,271	2,822,813
Noncurrent payables	(48,888)	(71,646)
Accounts payable and accrued liabilities - related parties	12,254,613	7,936,820
Accrued liabilities	199,236	640,529
Accrued payroll taxes, penalties and interest	–	35,242
Deferred revenue	231,890	556,336
Net cash used in operating activities	(7,873,760)	(4,612,798)
Cash flows from investing activities:
Purchase of property and equipment	(434,845)	(693,201)
Purchase of intangibles	(117,813)	(470,680)
Acquisition of business, net of cash	–	100,454
Net cash used in investing activities	(552,658)	(1,063,427)
Cash flows from financing activities:
Proceeds from related party notes payable	2,923,418	6,757,688
Repayments of related party notes payable	(428,924)	350,028
Repayments of convertible note payable	–	(1,680,000)
Proceeds from notes payable	6,211,058	–
Repayments of notes payable	(1,243,953)	–
Net proceeds (repayments) from notes payable	–	289,428
Proceeds from private placement	604,001	–
Net cash provided by financing activities	8,065,600	5,717,144
Net change in cash and cash equivalents	(360,818)	40,919
Effect of exchange rate changes on cash	49,939	(175)
Cash and cash equivalents at beginning of period	812,806	772,062
Cash and cash equivalents at end of period	$501,927	$812,806

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$139,941
Cash paid for interest	$621,735	$9,048

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$14,878,016	$33,859,544
Conversion of accounts payable-related parties to note payable-related parties	$2,365,426	$8,676,605
Common stock issued pursuant to business combination	$70,936	$314,475
Conversion of convertible note payable, accrued interest and premium into common stock	$–	$1,447,488
Warrants issued pursuant to acquisitions	$22,722	$–
Net assets acquired upon acquisition	$371,298	$–
(Decrease) Increase in right-of-use asset and liability	$(58,227)	$2,227,830

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2024, and 2023, the Company had negative working capital of $7,085,306 and $202,420, respectively. The Company incurred negative cash flows from operations for the years ended June 30, 2024, and 2023, and raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company expects to obtain operational liquidity through collection of outstanding accounts receivable from medical insurance providers, Medicare, pharmaceutical sales, the sale of DCT commercial and residential heat pumps as well as ongoing projects through Bothof Brothers, Dalrada Technology Spain and Deposition Technologies.

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

The consolidated financial statements include the accounts of Dalrada Financial Corporation, Solas Corp., Boost Genomics Inc. (formerly Empower Genomics, Inc.), Dalrada Career Institute (formerly International Health Group, Inc.), Pala Diagnostics, LLC, Pacific Stem Cells, LLC, Genefic Specialty Rx (formerly Genefic Specialty Pharmacy Rx Solutions, Inc.),Genefic Infusion Rx., Shark Innovative Technologies Corp., Dalrada Precision Corp., Dalrada Energy Services, Inc., Dalrada Home Corp., Likido Corp., Dalrada Technology Spain S.L., Ignite I.T., Bothof Brothers Construction Inc., Prakat Solutions, Inc., Prakat Solutions Private Limited, Likido Ltd., Deposition Technologies Ltd. and Dalrada Technology Ltd., controlled by the Company through its direct or indirect ownership of a majority voting interest. Additionally, the consolidated financial statements include the accounts of variable interest entities (“VIEs”) in which the Company has a variable interest and for which the Company is the “primary beneficiary” as it has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. All significant intercompany accounts and transactions are eliminated in consolidation.

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

During the year ended June 30, 2024 and 2023, healthcare insurers and government payers accounted for over 59% and 42% of total revenues, respectively. Also, healthcare insurers and government payers amounted to total revenues of $11,745,574 and $12,546,849 for the years ended June 30, 2024 and 2023, respectively. The accounts receivable related to both healthcare insurers and government payers is $1,807,586 and $1,499,415 as of June 30, 2024 and 2023, respectively.

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

The Company records a contingent consideration liability relating to stock price guarantees included in its acquisition and consulting agreements. The estimated fair value of the contingent consideration is recorded using a significant unobservable measure and is therefore classified as a Level 3 financial instrument.

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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for expected credit losses is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024, and 2023, the Company had an allowance for expected credit losses of $1,009,972 and $2,430,615, respectively.

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

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the Consolidated Balance Sheet and any resulting gains or losses are included in the Consolidated Statement of Operations and Comprehensive Loss in the period of disposal.

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

A Company acquisition includes contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 2. Summary of Significant Accounting Policies of our consolidated financial statements included in this Annual Report on Form 10-K. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. The contingent consideration decreased by $4,238,046 to a balance of $47,343 during the year ended June 30, 2024, and the balance was subsequently transferred to a current liability. The outstanding balance of as of June 30, 2024 is in relation to the recognition of contract related contingencies.

(m)	Impairment of Long-Lived Assets

Goodwill is evaluated for impairment either through a qualitative or quantitative approach at least annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. If a quantitative assessment is performed that indicates the carrying amount of a reporting unit exceeds its fair market value, an impairment loss is recognized to reduce the carrying amount to its fair market value. The fair market value is determined based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches (“market approach”). Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. Fair value measurements used in the impairment review of goodwill are Level 3 measurements. As of June 30, 2024 and 2023, there were quantitative factors that indicated goodwill was impaired in the amounts of $0 and $433,556, respectively.

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

The Company’s revenue is derived from the sales of its products, which represents net sales recorded in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Product sales are recognized when performance obligations under the terms of the contract with the customer are satisfied. Typically, this would occur upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. The Company measures revenue as the amount of consideration to which it expects to be entitled in exchange for transferring goods (transaction price). The Company records reductions to revenue for estimated customer returns, allowances, markdowns, and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances is inherently uncertain and may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it will record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Reserves for returns and markdowns are included within accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Allowance and discounts are recorded in accounts receivable, net and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets in the Consolidated Balance Sheets.

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of June 30, 2024, or 2023.

Net revenues from specialty pharmacy accounted for over 57% of the Company’s total net revenues for the year ended June 30, 2024. Sales are recognized at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring control of goods or services to the customer. The Company recognizes revenue, net of taxes and expected returns, at the time it sells merchandise, provides services or dispenses prescription drugs to the customer. The Company estimates revenue based on expected reimbursements from third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies) for dispensing prescription drugs. The estimates are based on all available information including historical experience and are updated to actual reimbursement amounts.

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

DES records a sales-type where the Company is the lessor. The Company records its investment in the plant and equipment, used to upgrade a customer’s real property, leased to franchisees on a net basis, which is comprised of the present value of fixed lease payments not yet received over the course of the energy savings agreements. The current and noncurrent portions of our net investment in sales-type leases are included in “Accounts Receivable, net – related parties” and “Noncurrent receivables – related parties” respectively in the Consolidated Balance Sheets. Unearned income is recognized as interest income over the lease term. Sales-type leases result in the recognition of gain or loss at the commencement of the lease, which is recorded to “Revenues – related party” in the Consolidated Statements of Operations and Comprehensive Loss.

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

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Year Ended
	June 30,
	2024	2023
Product sales - third parties	$13,917,454	$7,324,522
Product sales - related party	140	77,308
Service revenue - third parties	4,207,133	20,131,701
Service revenue - related party	1,717,692	2,205,438
Total revenue	$19,842,419	$29,738,969

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30,	June 30,
	2024	2023
Accounts receivable, net	$2,864,172	$4,453,104
Accounts receivable, net - related parties	1,236,484	752,348
Noncurrent receivables	20,742	41,722
Noncurrent receivables - related parties	1,136,508	1,173,893
Deferred revenue	1,569,149	1,337,259

The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities represent a set-up fee prepayment received from a customer in advance of performance obligations met. For the fiscal years ended June 30, 2024 and 2023, $1,569,149 and $242,015 of beginning deferred revenue was recognized as revenue, respectively.

(o)	Cost of Revenue

Cost of revenue consists primarily of inventory sold and related freight for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Year Ended
	June 30
	2024	2023
Product sales	$12,628,731	$5,546,015
Service revenue	6,229,656	15,133,035
Total cost of revenue	$18,858,387	$20,679,050

(p)	Advertising

Advertising costs are expensed as incurred. During the fiscal years ended June 30, 2024, and 2023, advertising expenses were $189,188 and $292,473, respectively.

(q)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the quoted market price of the equity instruments issued. During the years ended June 30, 2024, and 2023, stock-based compensation expenses were $5,087,315 and $4,022,656, respectively.

(r)	Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the Likido, DepTec, and Dalrada Technology subsidiaries is the Great British Pound. The functional currency of Prakat is the Indian Rupee. The functional currency of Dalrada Technology Spain is the Euro. The financial statements of the Company’s subsidiaries were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Gains and losses arising on foreign currency denominated transactions are included in the Other Comprehensive Loss section of the Consolidated Statements of Operations and Comprehensive Loss.

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

(v) Leases

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's Consolidated Statement of Operations and Comprehensive Loss in the same line item as expense arising from fixed lease payments. As of and during the year ended June 30, 2021, management determined that there were no variable lease costs.

(w)	Income Taxes

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

(x)	Recent Accounting Pronouncements

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

In December 2021, Dalrada Health filed suit against Vivera and Paul Edalat, Vivera’s Chairman and CEO, for misappropriation of funds on behalf of the joint venture in the amount of $2,104,509, accounted for as an unauthorized distribution. In addition to filing a cross-complaint against Dalrada Health Products, Vivera filed a separate complaint against Dalrada Financial Corporation, Empower Genomics, Dalrada Financial Corporation’s officers, and other unrelated parties. On February 20, 2025, the suit was dismissed through the Orange County Superior Court of California. See Note 14. Commitments and Contingencies for legal proceedings.

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

The Company has made an allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of October 17, 2022:

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

The Company has made an allocation of the purchase price regarding the asset acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of March 1, 2023:

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

Amortization expense of $427,320 and $347,028 for the years ended June 30, 2024, and 2023, respectively, were included in selling, general and administrative expenses in the statements of operations and comprehensive loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

Future amortization expense is as follows:

Year Ending June 30,
2025	$416,132
2026	338,891
2027	338,891
2028	338,891
2029	332,358
Thereafter	1,782,103
Total	$3,547,266

6.	Accrued Payroll Taxes

As of June 30, 2024, and 2023, the Company had no accrued payroll taxes, penalties and interest relating to calendar years 2004 - 2007. The total balance for accrued payroll taxes accumulated on a quarterly basis beginning on their respective quarterly filing dates. Accrued interest was compounded daily at an estimated effective interest rate of 7.33%. The quarterly sub-totals that made up the balance had a calculated expiration date of 10 years according to the Internal Revenue Service statute of limitations. As the tax periods surpassed their estimated expiration date, the Company removed the liability from the Consolidated Balance Sheets, and an equivalent amount was recognized as “Gain on expiration of accrued tax liability” within other income on the Consolidated Statements of Operations and Comprehensive Loss. For the years ended June 30, 2024, and 2023, the Company recognized $0 and $35,242, respectively, of penalties and interest within interest expense on the Consolidated Statements of Operations and Comprehensive Loss. For the years ended June 30, 2024, and 2023, the Company recognized $0 and $2,090,978, respectively, within “Gain on expiration of accrued tax liability” related to quarterly tax liabilities that expired during the respective fiscal years.

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

There is an expected future payment of $53,957 due for the year ended June 30, 2026.

Notes Payable

Notes payable includes the following:

	June 30,	June 30,
	2024	2023
Current portion	$5,710,718	$439,562
Noncurrent portion	1,038,567	1,011,395
Total	$6,749,285	$1,450,957

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

The following are the expected future payments as of June 30, 2024:

Fiscal Year Ending June 30,
2025	$4,468,760
2026	2,167,053
2027	19,902
2028	23,068
2029	17,222
Thereafter	53,281
Total	$6,749,286

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

In July and October 2023, the Company issued a total of 1,000,000 shares of common stock related to earn-out payments in the acquisition of Genefic Specialty Pharmacy. The company ascribed $106,250 to those shares recorded at the value of the shares upon issuance. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Act in that such issuance did not constitute a public offering.

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

On January 30, 2024, the Company authorized and issued 5,455,000 cashless warrants to various employees and consultants of the company. A total of 580,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.20 per share. A total of 1,875,000 cashless warrants vest immediately and hold an exercise price of $0.12 per share. A total of 3,000,000 cashless warrants vest immediately and hold an exercise price of $0.20 per share.

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2022	12,025,000	$–	8.82
Granted	33,426,134	$0.29
Exercised	–	–
Forfeited	–	–
Outstanding - June 30, 2023	45,451,134	$0.33	8.83
Granted	21,566,000	$0.14
Exercised	–	–
Forfeited	(12,902,355)	–
Outstanding - June 30, 2024	54,144,779	$0.26	8.27
Exercisable at June 30, 2024	40,824,938	$0.29	8.10

	Years Ended June 30,
	2024	2023
Risk-free interest rate	4.00%	3.61%
Expected volatility (1)	109.7%	158.3%
Expected dividend yield	0.00%	0.00%
Expected life (years)	5.27	5.27

The intrinsic value of outstanding warrants was $0 as of June 30, 2024, and 2023.

During the year ended June 30, 2024, and 2023, stock-based compensation expenses were $5,087,315 and $4,022,656, respectively. Total unrecognized compensation cost of non-vested options was $2,384,724 and $4,985,051 on June 30, 2024, and 2023, respectively, which will be recognized over the next two and half fiscal years. The unrecognized compensation cost of non-vested options for the fiscal year ended June 30, 2024 will be recognized over the next two and half fiscal years.

13.	Segment Reporting

The Company manages its business and makes its decisions within its operating segments. The Company classifies its operations into five segments: Genefic, Climate Technology, Manufacturing, Technology, and Corporate. The Company evaluates the performance of its segments primarily based on revenues and operating income (loss).

Segment information for the years ended June 30, 2024, and 2023 is as follows:

	Year Ended June 30, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$13,217,899	$2,804,236	$2,447,148	$1,373,136	$–	$19,842,419
Income (Loss) from Operations	(6,611,308)	(6,314,398)	(1,349,321)	(235,104)	(12,334,815)	(26,844,946)

	Year Ended June 30, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$15,740,919	$7,075,414	$4,873,225	$2,049,411	$–	$29,738,969
Income (Loss) from Operations	(5,783,441)	(1,065,221)	(2,461,219)	10,634	(11,660,710)	(20,959,957)

Geographic Information

The following table presents revenue by country:

	Year Ended,
	June 30,
	2024	2023
United States	$17,194,741	$26,208,432
Scotland	1,242,642	1,887,061
Spain	310,568	–
India	1,094,468	1,643,476
	$19,842,419	$29,738,969

The following table presents inventories by country:

	June 30,	June 30,
	2024	2023
United States	$544,334	$584,330
Scotland	2,103,318	1,494,362
	$2,647,652	$2,078,692

The following table presents property and equipment, net, by country:

	June 30,	June 30,
	2024	2023
United States	$1,277,282	$1,284,834
Scotland	121,180	182,657
Spain	48,121	–
India	5,699	8,591
	$1,452,282	$1,476,082

14.	Commitments and Contingencies

Lease Commitments

Right of Use Asset

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

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended June 30, 2024, and 2023 is as follows:

	June 30,
	2024	2023
Current:
Federal	$–	$–
State	–	–
Foreign	–	–
	–	–
Deferred:
Federal	(5,083,865)	(3,267,961)
State	(1,426,068)	(907,392)
	(6,509,933)	(4,175,893)

Valuation allowance	6,509,933	4,175,893
Total provision for income taxes	$–	$–

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

	June 30,
	2024	2023

Depreciation & Amortization	$124,904	$93,044
Reserves and Accruals	111,487	780,876
Research & Development Credits	–	–
Net Operating Loss Carryforwards	16,011,206	9,185,104
Gross Deferred Tax Assets	16,247,597	10,059,024

Valuation Allowance	(16,247,597)	(10,059,024)

Net Deferred Tax Assets	$–	$–

Reconciliation of the statutory federal income tax to the Company's effective tax:

	June 30,
	2024	2023

Tax at Federal Statutory Rate	21.0%	21.0%
State, Net of Federal Benefit	4.9%	4.3%
Foreign Tax	0.0%	0.0%
Tax Exempt Interest Income	0.0%	(0.06)%
Gain on Expiration of Accrued Tax Liability	0.0%	0.0%
Stock Based Compensation	(3.7)%	(4.1)%
Nondeductible Interest	0.0%	(20.1)%
Change in Valuation Allowance	(22.2)%	(20.6)%

Provision for Taxes	(0.6)%	(0.4)%

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of June 30, 2024, we have identified material weaknesses in the Company’s control environment in preparing adequate and complete schedules across the various consolidated entities including roll forwards, revenue recognition, and allowance estimates. Regarding the overall financial reporting structure of the Company, there is not currently a comprehensive and formalized financial reporting policies and procedures manual in place.

Management’s remediation plan has focused on standardizing our reconciliation process including roll forwards and revenue recognition procedures. We have also engaged outside advisors with specialist knowledge of GAAP to assist in complex transactions and financial instruments. We look to enhance the continued improvement of our policies, procedures, and internal controls over our control environment and risk assessment.

Although we implemented measures and plan to implement additional measures to remedy our internal control deficiencies, there can be no assurance that our efforts will be successful. In addition, until the remediation steps have been completed and operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses identified and described above will continue to exist.

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

From March 2014 to July 2018, Mr. McCollum was Chief Financial Officer of Das & Co., a New York-based family office. At Das & Co., he managed all accounting, tax, audit, portfolio valuation, asset management, financial/investment reporting, and operations for Landmark Banyan Real Estate Fund, a $200,000 India Real Estate Fund comprised of over 10 developments. Mr. McCollum was also Chief Operating Officer of all Das & Co.’s holding and operating subsidiaries, including Apex Resources, its mining company in Tanzania, and LDC Developers, its real estate development company.

Mr. McCollum also served as Director of Finance at 29th Street Capital, a California-based real estate investment firm with a publicly stated asset value base of US $500,000. Prior to 29th Street Capital, Mr. McCollum was Director of Finance and Corporate Compliance at Fletcher Robbe International LLP Attorneys at Law, an international transactional and securities-based law firm with offices in Century City, New York, Hong Kong and Beijing. While at Fletcher Robbe, Mr. McCollum focused on complex finance transactions, mergers & acquisitions, securities and guided several foreign listed public companies on international cross-listing to U.S. public exchanges. Mr. McCollum earned a Bachelor of Science and Master of Accountancy degree from the University of Montana and holds a Certified Public Accounting license in Montana.

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

Signature	Title	Date

/s/ Brian Bonar	Principal Executive Officer and Director	June 6, 2025
Brian Bonar

/s/ Kyle McCollum	Principal Financial and Accounting Officer	June 6, 2025
Kyle McCollum

/s/ Pauline Gourdie	Director	June 6, 2025
Pauline Gourdie

/s/ Brian Kendrick	Director	June 6, 2025
Brian Kendrick

/s/ Anthony Zolezzi	Director	June 6, 2025
Anthony Zolezzi

/s/ Amy Scannell	Director	June 6, 2025
Amy Scannell

/s/ Roger Campos	Director	June 6, 2025
Roger Campos

