Form 10-Q
period 2024-09-30
DALRADA FINANCIAL CORP
filed 2025-06-23
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of June 23, 2025, the registrant’s outstanding stock consisted of 120,157,113 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	June 30,
	2024	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$365,804	$501,927
Accounts receivable, net	1,309,303	2,864,172
Accounts receivable, net - related parties	1,358,905	1,236,484
Other receivables	287,753	680,598
Inventories	2,934,927	2,647,652
Prepaid expenses and other current assets	725,109	674,818
Total current assets	6,981,801	8,605,651
Noncurrent receivables	20,599	20,742
Noncurrent receivables - related parties	1,126,807	1,136,508
Property and equipment, net	1,641,507	1,452,282
Goodwill	4,212,328	4,175,758
Intangible assets, net	3,536,635	3,547,266
Right-of-use assets, operating leases	3,368,380	2,437,034
Right-of-use assets, operating leases - related party	1,552,974	1,689,806
Total assets	$22,441,031	$23,065,047

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,132,616	$5,870,168
Accrued liabilities	1,117,396	1,023,286
Accounts payable and accrued liabilities – related parties	3,134,681	136,976
Deferred revenue	1,469,066	1,569,149
Notes payable, current portion	4,468,760	5,710,718
Notes payable, current portion – related parties	–	–
Operating lease liabilities, current portion	1,914,700	832,142
Operating lease liabilities, current portion - related party	554,722	548,518
Total current liabilities	17,791,941	15,690,957
Noncurrent payables	–	–
Notes payable, net of current portion	3,673,761	1,038,567
Notes payable, net of current portion – related parties	613,610	53,957
Contingent consideration	258,632	47,343
Lease liability, net of current portion	1,515,602	1,694,804
Lease liability, net of current portion - related party	1,050,276	1,193,312
Total liabilities	24,903,822	19,718,940

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000 shares authorized:
Series I preferred stock, $0.01 par value, 51,059 and 35,108 shares authorized, issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	602	351
Series H preferred stock, $0.01 par value, 15,002 shares authorized, issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	150	150
Series G preferred stock, $0.01 par value, 10,002 shares authorized, issued and outstanding as of both September 30, 2024 and June 30, 2024, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding as of both September 30, 2024 and June 30, 2024, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 97,175,443 and 88,699,139 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	485,877	485,877
Common stock to be issued	–	–
Preferred stock to be issued	–	21,839,776
Additional paid-in capital	174,641,018	151,791,802
Accumulated deficit	(177,488,065)	(170,677,066)
Accumulated other comprehensive loss	(20,584)	(909)
Total Dalrada Financial Corp's stockholders' equity	(2,380,852)	3,440,131
Noncontrolling interests	(81,939)	(94,024)
Total stockholders' equity	(2,462,791)	3,346,107
Total liabilities and stockholders' equity	$22,441,031	$23,065,047

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended
	September 30,
	2024	2023
Revenues	$5,811,707	$4,121,626
Revenues - related party	218,948	896,454
Total revenues	6,030,655	5,018,080
Cost of revenues	4,867,488	4,047,222
Gross profit	1,163,167	970,858

Operating expenses:
Selling, general and administrative	6,885,241	6,042,654
Total operating expenses	6,885,241	6,042,654
Loss from operations	(5,722,074)	(5,071,796)

Other (expense) income:
Interest expense	(1,065,814)	(113,193)
Interest income	18,123	19,243
Other (expense) income	(35,034)	334,380
(Loss) gain on foreign exchange	5,885	(6,770)
Total other (expense) income, net	(1,076,840)	233,660
Loss before taxes	(6,798,914)	(4,838,136)
Income taxes	–	–
Net loss	(6,798,914)	(4,838,136)

Other comprehensive loss
Gain (loss) on foreign currency translation adjustments	(19,675)	85,208
Comprehensive loss	$(6,818,589)	$(4,752,928)

Net loss attributable to noncontrolling interests	12,085	(21,894)
Net loss attributable to Dalrada Financial Corporation stockholders	$(6,810,999)	$(4,816,242)

Net loss per common share to Dalrada Financial Corporation - basic	$(0.07)	$(0.05)
Net loss per common share to Dalrada Financial Corporation - diluted	$(0.07)	$(0.05)

Weighted average common shares outstanding — basic	92,135,080	89,120,328
Weighted average common shares outstanding — diluted	92,135,080	89,120,328

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

	Preferred Stock
	Series I		Series H		Series G		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2023	35,108	351	15,022	150	10,002	100	5,000	50	88,699,139	443,478
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	234,637	1,173
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–	500,000	2,500
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2023	35,108	351	15,022	150	10,002	100	5,000	50	89,433,776	447,151

Balance at June 30, 2024	35,108	351	15,022	150	10,002	100	5,000	50	97,175,443	485,877
Common stock issued pursuant to acquisitions	4,440	44	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	20,651	207	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2024	60,199	$602	15,022	$150	10,002	$100	5,000	$50	97,175,443	$485,877

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

(continued)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

(continued)

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Dalrada Financial Corporation Stockholders'	Non- controlling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2023	192,925	–	145,251,822	(141,729,009)	(50,848)	4,109,019	143,817	4,252,836
Common stock issued pursuant to acquisitions	(37,500)	–	36,596	–	–	269	–	269
Common stock issued pursuant to debt agreement	–	–	57,500	–	–	60,000	–	60,000
Warrants issued pursuant to acquisitions	–	–	5,478	–	–	5,478	–	5,478
Stock-based compensation	–	–	1,109,642	–	–	1,109,642		1,109,642
Net loss	–	–	–	(4,816,242)	–	(4,816,242)	(21,894)	(4,838,136)
Foreign currency translation	–	–	–	–	85,208	85,208	–	85,208
Balance at September 30, 2023	155,425	–	146,461,038	(146,545,251)	34,360	553,374	121,923	675,297

Balance at June 30, 2024	–	21,839,776	151,791,802	(170,677,066)	(909)	3,440,131	(94,024)	3,346,107
Common stock issued pursuant to acquisitions	–	(4,596,334)	4,596,290	–	–	–	–	–
Conversion of related party notes into preferred stock	–	(17,243,442)	17,243,235	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Stock-based compensation	–	–	1,003,943	–	–	1,003,943	–	1,003,943
Net loss	–	–	–	(6,810,999)	–	(6,810,999)	12,085	(6,798,914)
Foreign currency translation	–	–	–	–	(19,675)	(19,675)	–	(19,675)
Balance at September 30, 2024	$–	$–	$174,641,018	$(177,488,065)	$(20,584)	$(2,380,852)	$(81,939)	$(2,462,791)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,798,914)	$(4,838,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410,968	178,958
Stock compensation	1,003,943	1,109,642
Stock consideration issued to vendor	–	60,000
Change in fair value of contingent consideration	–	(323,805)
Provision for credit losses	–	4,000
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	1,432,448	(672,410)
Other receivables	392,845	(381,632)
Inventories	(287,275)	(186,020)
Prepaid expenses and other current assets	(78,281)	391,870
Noncurrent receivables	9,844	30,966
Accounts payable	(737,552)	414,899
Noncurrent payables	–	(14,995)
Accounts payable and accrued liabilities - related parties	2,997,705	3,053,344
Accrued liabilities	99,858	(51,453)
Contingent consideration	211,289	–
Deferred revenue	(100,083)	(532,075)
Net cash used in operating activities	(1,443,205)	(1,756,847)
Cash flows from investing activities:
Purchase of property and equipment	(440,862)	(98,467)
Purchase of intangibles	(148,700)	–
Acquisition of business, net of cash	(36,570)	–
Net cash used in investing activities	(626,132)	(98,467)
Cash flows from financing activities:
Proceeds from related party notes payable	559,653	819,780
Repayments of related party notes payable	–	(428,924)
Net proceeds (repayments) from notes payable	1,393,236	902,097
Net cash provided by financing activities	1,952,889	1,292,953
Net change in cash and cash equivalents	(116,448)	(562,361)
Effect of exchange rate changes on cash	(19,675)	85,208
Cash and cash equivalents at beginning of period	501,927	812,806
Cash and cash equivalents at end of period	$365,804	$335,653

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$21,696

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$17,243,235	$–
Conversion of accounts payable-related parties to note payable-related parties	$–	$822,740
Preferred stock issued pursuant to business combination	$4,596,290	$–
Conversion of convertible note payable, accrued interest and premium into common stock	$–	$–
Warrants issued pursuant to acquisitions	$5,748	$–
Net assets acquired upon acquisition	$–
(Decrease) Increase in right-of-use asset and liability	$27,990	$(18,486)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Condensed Consolidated Financial Statements

1.	Organization and Nature of Operations

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

Grand Entrances- Grand Entrances is a California based custom door and hardware retail store.

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

Liquidity and Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2024, and June 30, 2024, the Company had negative working capital of $10,810,140 and $7,085,306, respectively. The Company incurred negative cash flows from operations for the three months ended September 30, 2024, and raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company expects to obtain operational liquidity through collection of outstanding accounts receivable from medical insurance providers, Medicare, pharmaceutical sales, the sale of DCT commercial and residential heat pumps as well as ongoing projects through Bothof Brothers, Dalrada Technology Spain and Deposition Technologies.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”),. Accordingly, certain information and disclosures required by US GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, balances are expressed in U.S. dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2024 (the “2024 Annual Audited Financials”), included in the Company’s Annual Report on Form 10-K filed with the SEC on June 6, 2025 (the "Form 10-K"). The results of operations as of and for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the 2025 full year or any future periods. The accompanying consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated balance sheet as of June 30, 2024 contained in the 2024 Annual Audited Financials included in the Form 10-K.

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

During the three months ended September 30, 2024 and September 30, 2023, healthcare insurers and government payers accounted for over 67% and 24% of total revenues, respectively. Also, healthcare insurers and government payers amounted to total revenues of $4,038,371 and $1,218,109 for the quarter ended September 30, 2024 and September 30, 2023, respectively. The accounts receivable related to both healthcare insurers and government payers is $555,357 and $2,721,810 as of September 30, 2024 and June 30, 2024, respectively.

As of September 30, 2024 and June 30, 2024, $0 and $592,357 is owed by customers from the sale of Likido units, respectively.

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

	Fair Value Measurements as of September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	–	–	$258,632	$258,632
	$–	$–	$258,632	$258,632

	Fair Value Measurements as of June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	–	–	$47,343	$47,343
	$–	$–	$47,343	$47,343

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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for expected credit losses is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024, and June 2024, the Company had an allowance for expected credit losses of $1,009,972 and $1,009,972, respectively.

Genefic Pharmacy and Genefic Infusion have a standardized approach to estimate the amount of consideration that we expect to be entitled to for its pharmaceutical revenue including the impact of contractual allowances (including payer denials), and patient price concessions. The Company principally estimates the allowance for credit losses by pool based on historical collection experience, the current credit worthiness of the customers, current economic conditions, expectations of future economic conditions and the period of time that the receivables have been outstanding. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates.

(i)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of the September 30, 2024, and June 30 2024, inventory is comprised of raw materials purchased from suppliers, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated selling price in the ordinary course of business, less estimated costs to sell.

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

(l)	Contingent Consideration

Certain acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. As of September 30, 2024, and June 2024, the Company had a fair value of the contingent consideration $258,632 and $47,343, respectively.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. During the quarter ended September 30, 2024, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of the qualitative impairment assessment performed, the Company did not recognize goodwill impairment.

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of September 30, 2024, and 2023, respectively.

Net revenues from specialty pharmacy accounted for over 56% of the Company’s total net revenues for the three months ended September 2024. Sales are recognized at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring control of goods or services to the customer. The Company recognizes revenue, net of taxes and expected returns, at the time it sells merchandise, provides services or dispenses prescription drugs to the customer. The Company estimates revenue based on expected reimbursements from third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies) for dispensing prescription drugs. The estimates are based on all available information including historical experience and are updated to actual reimbursement amounts.

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

The Company also earns service revenue from its other subsidiaries, including information technology and consulting services via Prakat, educational programs, and courses via IHG, management services for Genefic Wellness Group, and custom parts manufacturing for Dalrada Precision Parts. For Prakat, Genefic Wellness Group, Grand Entrances and Dalrada Precision Parts, revenues are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project or product, which represents transfer of control to the customer. For IHG, revenues are recognized over the course of a semester while services are performed.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended
	September 30,
	2024	2023
Product sales - third parties	$3,621,258	$3,047,711
Product sales - related party	140	140
Service revenue - third parties	2,190,309	1,073,915
Service revenue - related party	218,948	896,314
Total revenue	$6,030,655	$5,018,080

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30,	June 30,
	2024	2024
Accounts receivable, net	$1,309,303	$2,864,172
Accounts receivable, net - related parties	1,358,905	1,236,484
Long-term receivables	20,599	20,742
Long-term receivables - related parties	1,126,807	1,136,508
Deferred revenue	1,469,066	1,569,149

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended
	September 30,
	2024	2023
Product sales	$3,335,732	$2,117,136
Service revenue	1,531,756	1,930,086
Total cost of revenue	$4,867,488	$4,047,222

(p)	Advertising

Advertising costs are expensed as incurred. During the three months ended September 30, 2024 and 2023, advertising expenses were approximately $28,045 and $40,524, respectively.

(q)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended September 30, 2024, and 2023, stock-based compensation expense was $1,003,943 and $1,109,642, respectively.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. During the three months ended September 30, 2024, and 2023, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

As of September 30, 2024, and June 30, 2024, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

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

The weighted average number of common stock equivalents related to cashless warrants of 54,114,779 and 61,312,134, was not included in diluted loss per share, because the effects are antidilutive, for the three months ended September 30, 2024 and 2023, respectively.

There were no adjustments to the numerator during the three months ended September 30, 2024 and 2023.

(v)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company had a full valuation allowance at September 30, and June 30, 2024.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for us for the fiscal year ended January 31, 2026. This guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of the standard on our financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarified the effective date of ASU 2024-03. ASU 2024-03 is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 will be effective for the annual period beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our financial statements and disclosures.

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

4.	Business Combinations and Asset Acquisition

Fiscal 2025 Transactions

Grand Entrances

On August 21, 2024, the Company acquired 100% of Grand Entrances through a Purchase Agreement. Grand Entrances is a California based custom door and hardware retail store. Pursuant to the terms of the transaction, the Company acquired all assets, tangible and intangible, which relate to, or are used or held for use in connection with the business in consideration of $100 in cash, assumption of all liabilities, and a 20% earnout of EBITA over a 3-year period.

As a result of the 20% earnout of EBITDA over a 3-year period, the Company recorded contingent consideration (see Note 2. Summary of Significant Accounting Policies) in connection with the acquisition. The following is a summary of the purchase price consideration:

Cash - Payment	$100
Contingent consideration	211,289
Total purchase price consideration	$211,389

The Company acquired Grand Entrances to vertically integrate custom door and hardware products into Bothof Brothers’ real estate construction pipelines and scale its profit margins.

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of August 21, 2024:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$24,069
Accounts receivable, net	207,335
Prepaid expenses	28,917
Inventory	182,281
Property and equipment, net	55,405
Goodwill	185,269
Accounts payable	(141,064)
Deferred revenue	(2,186)
Ally loan	(10,515)
Fundation loan	(84,677)
MCA servicing loan	(83,445)
BA EIDL loan	(150,000)
Purchase price consideration	$211,389

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

The Company has made an allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of May 13, 2024:

Purchase Price Allocation
Cash and cash equivalents	$2,991
Inventory	149,216
Prepaid expenses	2,390
Deposits	10,700
Fixed assets, net	166,526
IP-technology-license	99,000
Non-competes	17,500
Goodwill	371,298
Accounts payable	(97,494)
Accrued compensation – PTO	(12,933)
Loan payable	(46,500)
Purchase price consideration	$662,694

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of September 30, 2024 and June 30, 2024:

	September 30,	June 30,
	2024	2024
Raw materials	$940,166	$910,679
Work-in-progress	1,387,714	1,129,348
Finished goods	607,047	607,625
	$2,934,927	$2,647,652

Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2024 and June 30, 2024:

	September 30	June 30,
	2024	2024
Machinery and equipment	$1,840,509	$1,769,470
Leasehold improvements	450,621	416,854
Computer and office equipment	671,893	458,689
Construction in progress	–	–

Less: Accumulated depreciation	(1,321,516)	(1,192,731)
	$1,641,507	$1,452,282

Depreciation expense of $251,637 and $70,066 for the three months ended, September 30, 2024, and 2023, respectively, were included in selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Intangible Assets, Net

Intangible assets, net consisted of the following as of September 30, 2024:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2024	$693,385	$1,064,000	$1,244,480	$535,547	$929,979	$4,467,391
Additions	–	–	–	148,700	–	148,700
Balance: September 30, 2024	693,385	1,064,000	1,244,480	684,247	929,979	4,616,091

Less: Accumulated amortization
Balance: June 30, 2024	(241,569)	(106,496)	(278,218)	(170,919)	(122,923)	(920,125)
Additions	(22,335)	(12,779)	(30,754)	(29,884)	(63,579)	(159,331)
Balance: September 30, 2024	(263,904)	(119,275)	(308,972)	(200,803)	(186,502)	(1,079,456)

Net book value: September 30, 2024	$429,481	$944,725	$935,508	$483,444	$743,477	$3,536,635

Amortization expense of $159,331 and $108,892 for the three months ended, September 30, 2024, and 2023, respectively, were included in selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

6.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on September 30, 2024 and June 30, 2024:

	September 30, 2024
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$23,000	$–
Related entity 2	461,026	–
Related entity 3	–	–
Related entity 4	129,584	–
Related entity 5	–	–
Related entity 6	–	–
	$613,610	$–

June 30, 2024
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$–	$–
Related entity 2	52,887	–
Related entity 3	–	–
Related entity 4	1,070	–
Related entity 5	–	–
Related entity 6	–	–
	$53,957	$–

The following is a summary of current and long-term notes payable – related parties as of September 30, 2024 and June 30, 2024:

	September 30, 2024
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$23,000	$23,000
Related entity 2	–	461,026	461,026
Related entity 3	–
Related entity 4	–	129,584	129,584
Related entity 5	–	–	–
Related entity 6	–	–	–
	$–	$613,610	$613,610

	June 30, 2024
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$–	$–
Related entity 2	–	52,887	52,887
Related entity 3	–	–	–
Related entity 4	–	1,070	1,070
Related entity 5	–	–	–
Related entity 6	–	–	–
	$–	$53,957	$53,957

Notes Payable

	September 30,	June 30,
	2024	2024
Current portion	$4,468,760	$5,710,718
Long-term portion	3,673,761	1,038,567
Total	$8,142,521	$6,749,285

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

On January 22, a loan and security agreement was executed with Nautilus Parent Holding, LLC whereby the Company can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum draw down of $750,000. On April 18, 2024, the Company board of directors approved to increase the maximum draw down to $8,000,000. As of June 30, 2024, the total drawdown was $2,900,000. The agreement includes a $5,000 expense deposit.

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

8.	Related Party Transactions

During the three months ended September 30, 2024 and 2023, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $549,892 and $390,856 respectively. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

During the three months ended September 30, 2024 and 2023, the Company’s Bothof Brothers subsidiary recognized revenue for construction services totaling $218,948 and $876,626, respectively, from corporations owned and/or operated by a related party who has a familial relationship with the Company’s CEO.

As of September 30, 2024 and June 30, 2024 amounts included within accounts payable and accrued liabilities – related parties for related party expenses was $3,134,681 and 136,976, respectively.

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended
	September 30
	2024	2023
Dalrada Health	$–	$–
Dalrada Energy Services	–	4,688
Ignite	–	140
Prakat	–	15,000
Bothof Brothers	218,948	876,626
	$218,948	$896,454

See Notes 6, 7, 8, 9, 10, and 11 for additional related party transactions.

9.	Preferred Stock

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

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2023	45,451,134	–	8.82
Granted	21,566,000	$0.29
Exercised	–	–
Forfeited	(12,902,355)	–
Outstanding - June 30, 2024	54,114,779	$0.33	8.83
Granted	–	$–
Exercised	–	–
Forfeited	–	–
Outstanding - September 30, 2024	54,114,779	$0.26	8.02
Exercisable - September 30, 2024	43,311,759	$0.29	7.88

During the three months ended September 30, 2024 and 2023, stock-based compensation was $1,003,943 and $1,109,642, respectively. Total unrecognized compensation cost of non-vested options was $1,380,781 on September 30, 2024, which will be recognized through fiscal year ending June 30, 2027.

12.	Segment Reporting

Segment information for the three ended September 30, 2024, and 2023 is as follows:

	Three Months Ended September 30, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,464,280	$899,632	$231,075	$435,668	$–	$6,030,655
Income (Loss) from Operations	(1,447,011)	(1,323,439)	(248,651)	76,326	(2,779,299)	(5,722,074)

	Three Months Ended September 30, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,852,147	$1,213,344	$1,542,589	$410,000	$–	$5,018,080
Income (Loss) from Operations	(1,231,074)	(1,261,262)	313,990	(28,765)	(2,864,685)	(5,071,796)

Geographic Information

The following table presents revenue by country:

	Three Months Ended
	September 30,
	2024	2023
United States	$5,352,749	$4,006,005
Scotland	184,927	733,343
Spain	248,877
India	244,102	278,732
	$6,030,655	$5,018,080

The following table presents inventories by country:

	September 30,	June 30,
	2024	2024
United States	$540,066	$544,334
Scotland	2,394,861	2,103,318
	$2,934,927	$2,647,652

The following table presents property and equipment, net, by country:

	September 30,	June 30,
	2024	2024
United States	$1,472,018	$1,277,282
Scotland	115,407	121,180
Spain	48,364	48,121
India	5,718	5,699
	$1,641,507	$1,452,282

13.	Commitments and Contingencies

Lease Commitments

Right of Use Assets

In April 2023, the Company’s Prakat subsidiary entered into an operating lease agreement to lease office space through March 2026. The Company recognized a right of use asset and liability of $99,060 and used an effective borrowing rate of 8% within the calculation.

In January 2023, the Company’s Solas subsidiary entered into a one-year operating lease agreement to lease an office and medical suite in Coronado, California. The company recognized a right-of-use asset and lease liability of $47,211 and used an effective borrowing rate of 8%.

In March 2023, the Company acquired Dalrada Technology Ltd. which had an existing operating lease to a commercial building in Livingston, Scotland. Upon acquisition, the company recognized a right-of-use asset and lease liability of $540,615 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $125,761. The lease agreement matures in October 2027.

In March 2023, Genefic entered into a five-year operating lease agreement to lease a commercial building in San Diego, California. The Company recognized a right-of-use asset and lease liability of $844,242 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $185,976. The lease agreement matures in March 2028.

In March 2023, Dalrada Technology Spain S.L. entered into a five-year operating lease agreement to lease a commercial building in Bergondo, Spain. The Company recognized a right-of-use asset and lease liability of $125,780 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $28,129. The lease agreement matures in May 2028.

In July 2023, Bothof Brothers entered into a 3-year operating lease agreement to lease a warehouse in Escondido, California. The Company recognized a right-of-use asset and lease liability of $342,211 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $39,366. The lease agreement matures in February 2026.

In August 2024, the Company entered into a two-year and eight-month operating lease agreement to lease manufacturing and office space in Portland, Oregon related to the deposition technology business. The Company recognized a right-of-use asset and lease liability of $211,629 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $9,483. The lease agreement matures in April 2027.

In October 2024, Grand Entrances assigned its lease to Bothof Brothers. The lease is ten-year and one-month operating lease for retail showroom and warehouse space in San Diego, California. The Company recognized a right-of-use asset and lease liability of $953,329 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $263,371. The lease agreement matures in June 2030.

The following are the expected maturities of lease liabilities for operating leases as of September 30, 2024, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
Remaining 2025	$1,166,553
2026	1,384,735
2027	1,242,429
2028	434,859
2029	–
Thereafter	32,627
Total lease payments	4,261,203
Less: imputed interest	(318,895)
Present value of lease liabilities	$3,942,308

Other information related to operating leases as of September 30 and June 30, 2024, respectively, were as follows:

	September 30, 2024	June 30, 2024
Weighted average remaining lease term - years	3.34	3.1
Weighted average discount rate	7.14%	6.87%

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

14.	Subsequent Events

On June 13, the Company executed a Loan Agreement between AMS Capital Solutions, LLC (“AMS”) and Nautilus Funding Solutions, LLC – Series XIII (“Nautilus”) whereby Nautilus borrowed $600,000 on the behalf of the Company based on the assignment of the Nautilus’ rights held through a guarantee and collateral position as mutually agreed upon between Nautilus and the Company. The borrowed funds were used for working capital purposes for Genefic Specialty Pharmacy and collateralized by assets of Genefic, Inc., including its accounts receivable. Total interest associated with the loan is a maximum of $144,000 and matures on June 14, 2026. However, a return of principal can be elected at any time prior to the date of maturity on a 30-day notice by AMS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of Dalrada Financial Corporation for the Three months ended September 30, 2024, and 2023.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $6,251,379 during the three months ended September 30, 2024. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,464,280	$899,632	$231,075	$435,668	$–	$6,030,655
Income (Loss) from Operations	(1,447,011)	(1,323,439)	(248,651)	76,326	(2,779,299)	(5,722,074)

	Three Months Ended September 30, 2023
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,852,147	$1,213,344	$1,542,589	$410,000	$–	$5,018,080
Income (Loss) from Operations	(1,231,074)	(1,261,262)	313,990	(28,765)	(2,864,685)	(5,071,796)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended September 30, 2024, was $4,464,280 compared with revenue of $1,852,147 during the three months ended September 30, 2023, an increase of $2,612,133, or 141%. The increase in revenue was primarily attributable to an influx in sales in the specialty pharmacy and infusion pharmacy businesses.

Dalrada Climate Technology:

Revenues for the three months ended September 30, 2024, was $899,632 compared with revenue of $1,213,344 during the three months ended September 30, 2023, an decrease of $313,712, or 26%. The decrease in revenue was primarily attributable to no sales activity within the Likdio and Dalrada Energy Services subsidiaries. The sales for the quarter ended September 30, 2024 was driven by Bothof Brothers Construction and Dalrada Technology Spain.

Dalrada Precision Manufacturing:

Revenues for the three months ended September 30, 2024, was $231,075 compared with revenue of $1,542,589 during the three months ended September 30, 2023, an increase of $1,311,514, or 85%. The decrease in sales was a result of Dalrada Precision losing its primary customer and reduction sales activity for Deposition Technology.

Dalrada Technologies:

Revenues for the three months ended September 30, 2024, was $435,668 compared with revenue of $410,000 during the three months ended September 30, 2023, a increase of $25,668, or 6%. The decrease in revenue was a result of a slight reduction in sales activity.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the three months ended September 30, 2024, was $3,785,275 compared to cost of revenues of $1,799,458 during the three months ended September 30, 2023, an increase of $1,985,817, or 110%. The increase in cost of revenue was primarily attributable to an influx in sales in the specialty pharmacy and infusion pharmacy businesses.

Dalrada Climate Technology:

Cost of Revenues for the three months ended September 30, 2024, was $623,414 compared to cost of revenues of $1,298,599 during the three months ended September 30, 2023, an increase of $675,185, or 52%. The decrease in cost of revenue was primarily attributable to no sales activity within the Likdio and Dalrada Energy Services subsidiaries.

Dalrada Precision Manufacturing:

Cost of Revenues for the three months ended September 30, 2024, was $216,089 compared to cost of revenues of $703,383 during the three months ended September 30, 2023, a decrease of $487,294, or 69%. The decrease in cost of sales was a result of Dalrada Precision losing its primary customer and reduction sales activity for Deposition Technology.

Dalrada Technologies:

Cost of Revenues for the three months ended September 30, 2024, was $235,467 compared to cost of revenues of $245,782 during the three months ended September 30, 2023, a decrease of $10,315, or 4%. The decrease in cost of revenue was a result of a slight reduction in sales activity.

Operating Expenses

Genefic:

Operating expenses for the three months ended September 30, 2024, was $2,126,016 compared to operating expenses of $1,283,763 during the three months ended September 30, 2023, an increase of $842,253, or 66%. The increase in operating expenses was a result of the additional workforce required to support revenue growth of the Genefic Specialty Pharmacy and IV Services pharmay.

Dalrada Climate Technology:

Operating expenses for the three months ended September 30, 2024, was $1,599,657 compared to operating expenses of $1,176,007 during the three months ended September 30, 2023, an increase of $423,650, or 36%. The additional operating expenses during the three months ended September 30, 2024 was primarily a result of increased workforce.

Dalrada Precision Manufacturing:

Operating expenses for the three months ended September 30, 2024 was $261,579 compared to operating expenses of $525,216 during the three months ended September 30, 2023, a decrease of $261,579, or 50%. The decrease in operating expenses was a result of a reduced sales activity among the subsidiaries within the segment.

Dalrada Technologies:

Operating expenses for the three months ended September 30, 2024 was $69,108 compared to operating expenses of $192,983 during the three months ended September 30, 2023, a decrease of $69,108, or 36%. The decrease in operating expenses was a result of a reduced sales activity among the subsidiaries within the segment.

Corporate:

Operating expenses for the three months ended September 30, 2024 was $2,772,056 compared to operating expenses of $2,864,685 during the three months ended September 30, 2023, an decrease of $92,629, or 3%. The reduction in operating expenses during the three months ended September 30, 2024 was primarily a result of a decreased workforce and other expense required to operate the segment.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $1,065,814 and $113,193 for the three months ended September 30, 2024 and 2023, respectively.

Net Income (Loss)

Net loss for the three months ended September 30, 2024 was $6,798,914 compared to net loss of $4,838,136 for the three months ended September 30, 2023.

Liquidity and Capital Resources

The Company continues to incur significant losses and raises substantial doubt regarding the Company’s ability to continue as a going concern. We anticipate needing additional liquidity during the next twelve months to fund operations, expand our subsidiaries, expand the growth of the pharmacies, continue the commercialization of our DCT heat pump units and expanding Bothof Brothers Construction’s development footprint. Management is planning to support operations by raising capital, and by accelerating sales & marketing efforts of high-margin DCT heat pump units, precision parts, DepTec’s deposition systems and COVID-19 testing. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing and generate profitable operations from the Company’s planned future operations. We will also continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities and there are no plans to induce conversion of existing debt. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our primary sources of liquidity are cash from operations and cash on hand from related party loans. Our primary requirements for liquidity are to fund our working capital needs, debt service, operating lease obligations, capital expenditures and general corporate needs.

As of September 30, 2024, we maintained a cash and cash equivalents balance of $365,804 with a working capital deficit of $10,038,891. The working capital deficit is primarily due to the current portion of the related party notes payable.

Working Capital

As of September 30, 2024, the Company had current assets of $6,981,801 and current liabilities $17,020,692 compared with current assets of $8,605,651 and current liabilities of $15,690,957 on June 30, 2024. The decrease in the working capital was primarily a result of increased related party loans to fund payroll and pay outstanding vendors.

Cash Flows

	Three Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(1,443,205)	$(1,756,847)
Net cash used in investing activities	(626,132)	(98,467)
Net cash provided by financing activities	1,952,889	1,292,953
Net change in cash during the period, before effects of foreign currency	$(116,448)	$(562,361)

Cash flow from Operating Activities

During the three months ended September 30, 2024, the Company used $1,443,205 cash for operating activities compared to $1,756,847 used during the three months ended September 30, 2023. The primary decrease in the use of cash for operating activities was a result of the changes in accounts receivable related to the pharmacies and the contingent consideration.

Cash flow from Investing Activities

During the three months ended September 30, 2024, the Company used $626,132 of cash for investing activities compared to $98,467 used during the three months ended September 30, 2023. The increase in the use of cash for investing activities was primarily due to the purchase Grand Entrances.

Cash flow from Financing Activities

During the three months ended September 30, 2024, the Company received $1,952,889 in cash from financing activities compared to $1,292,953 during the three months ended September 30, 2023. The increase was primarily due to the increase in proceeds from notes payable transactions and payments/repayments of related party notes.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project. As of September 30, 2024 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Not applicable to smaller reporting entities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Securities.

None.

Item 3. Defaults Upon Senior Securities.

None noted.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: June 23, 2025	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	June 23, 2025
Brian Bonar	and Director

