Form 10-Q
period 2024-12-31
DALRADA FINANCIAL CORP
filed 2025-07-21
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of July 21, 2025, the registrant’s outstanding stock consisted of 120,157,113 common shares.

DALRADA FINANCIAL CORPORATION.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements.

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets (unaudited)

	December 31,	June 30,
	2024	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,756	$501,927
Accounts receivable, net	2,291,067	2,864,172
Accounts receivable, net - related parties	361,040	1,236,484
Other receivables	204,056	680,598
Inventories	2,626,783	2,647,652
Prepaid expenses and other current assets	663,510	674,818
Total current assets	6,286,212	8,605,651
Long-term receivables	20,252	20,742
Long-term receivables - related parties	1,116,960	1,136,508
Property and equipment, net	1,463,148	1,452,282
Goodwill	4,217,866	4,175,758
Intangible assets, net	3,455,231	3,547,266
Right-of-use asset, net	3,100,289	2,437,034
Right-of-use asset, net - related party	1,415,114	1,689,806
Total assets	$21,075,072	$23,065,047

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,100,014	$5,870,168
Accrued liabilities	721,428	1,023,286
Accounts payable and accrued liabilities – related parties	6,490,282	136,976
Deferred revenue	1,302,608	1,569,149
Notes payable, current portion	4,468,759	5,710,718
Right-of-use liability	973,124	832,142
Right-of-use liability - related party	561,244	548,518
Total current liabilities	19,617,459	15,690,957
Notes payable	3,610,160	1,038,567
Notes payable – related parties	2,421,716	53,957
Contingent consideration	255,682	47,343
Right-of-use liability	2,238,017	1,694,804
Right-of-use liability - related party	906,163	1,193,312
Total liabilities	29,049,197	19,718,940

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
Series I preferred stock, $0.01 par value, 100,000 shares authorized, 60,199 and 35,108 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	557	351
Series H preferred stock, $0.01 par value, 15,002 shares authorized, issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	150	150
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 shares issued and outstanding as of both December 31, 2024 and June 30, 2024, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding as of both December 31, 2024 and June 30, 2024, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 97,175,443 and 88,699,139 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	600,785	485,877
Common stock to be issued	–	–
Additional paid-in capital	175,692,655	151,791,802
Accumulated deficit	(184,197,666)	(170,677,066)
Accumulated other comprehensive loss	48,745	(909)
Total Dalrada Financial Corp's stockholders' equity (deficit)	(7,854,624)	3,440,131
Noncontrolling interests	(119,501)	(94,024)
Total stockholders' equity (deficit)	(7,974,125)	3,346,107
Total liabilities and stockholders' equity (deficit)	$21,075,072	$23,065,047

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenues	$2,808,028	$4,138,794	$8,619,735	$8,260,420
Revenues - related party	306,830	218,522	525,778	1,114,976
Total revenues	3,114,858	4,357,316	9,145,513	9,375,396
Cost of revenues	2,279,976	3,911,652	7,147,464	7,958,874
Gross profit	834,882	445,664	1,998,049	1,416,522

Operating expenses:
Selling, general and administrative	5,888,287	6,227,434	12,773,528	12,270,088
Total operating expenses	5,888,287	6,227,434	12,773,528	12,270,088
Loss from operations	(5,053,405)	(5,781,770)	(10,775,479)	(10,853,566)

Other income (expense):
Interest expense	(1,033,800)	(213,960)	(2,099,614)	(327,153)
Interest income	22,159	20,884	40,282	40,127
Other expense	(747,891)	(1,023,079)	(782,925)	(688,699)
Gain (loss) on foreign exchange	65,774	1,649	71,659	(5,121)
Total other expense, net	(1,693,758)	(1,214,506)	(2,770,598)	(980,846)
Net loss	(6,747,163)	(6,996,276)	(13,546,077)	(11,834,412)

Other comprehensive loss
Foreign currency translation	69,329	(39,026)	49,654	46,182
Comprehensive loss	$(6,677,834)	$(7,035,302)	$(13,496,423)	$(11,788,230)

Net loss attributable to noncontrolling interests	$(37,562)	$(33,982)	$(25,477)	$(55,876)
Net loss attributable to Dalrada Financial Corporation stockholders	$(6,709,601)	$(6,962,294)	$(13,520,600)	$(11,778,536)

Net loss per common share to Dalrada stockholders – basic	$(0.07)	$(0.08)	$(0.15)	$(0.13)
Net loss per common share to Dalrada stockholders – diluted	$(0.07)	$(0.08)	$(0.15)	$(0.13)

Weighted average common shares outstanding – basic	92,934,331	89,962,164	92,135,080	89,120,328
Weighted average common shares outstanding – diluted	92,934,331	89,962,164	92,135,080	89,120,328

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

	Preferred Stock
	Series I		Series H		Series G		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2023	35,108	$351	15,022	$150	10,002	$100	5,000	$50	88,699,139	$443,478
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	234,637	1,173
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–	500,000	–
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2023	35,108	351	15,022	150	10,002	100	5,000	50	89,433,776	444,651
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	458,333	2,292
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–	500,000	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Common stock to be issued for private placement	–	–	–	–	–	–	–	–	–	24,500
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at December 31, 2023	35,108	$351	15,022	$150	10,002	$100	5,000	$50	90,392,109	$471,443

Balance at June 30, 2024	35,108	$351	15,022	$150	10,002	$100	5,000	$50	97,175,443	$485,877
Common stock issued pursuant to acquisitions	4,440	44	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	20,651	207	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2024	60,199	$602	15,022	$150	10,002	$100	5,000	$50	97,175,443	$485,877
Common stock issued pursuant to acquisitions	–	(44)	–	–	–	–	–	–	–	114,908
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at December 31, 2024	60,199	$558	15,022	$150	10,002	$100	5,000	$50	97,175,443	$600,785

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

(continued)

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Compre- hensive Income	Total Dalrada Financial Corp’s Stockholders'	Non- controlling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2023	192,925	–	$145,251,822	$(141,729,009)	$(50,848)	$4,109,019	$143,817	$4,252,836
Common stock issued pursuant to acquisitions	(37,500)	–	36,596	–	–	269	–	269
Common stock issued pursuant to debt agreement	–	–	60,000	–	–	60,000	–	60,000
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,478	–	–	5,478	–	5,478
Stock-based compensation	–	–	1,109,642	–	–	1,109,642	–	1,109,642
Net income (loss)	–	–	–	(4,816,242)	–	(4,816,242)	(21,894)	(4,838,136)
Foreign currency translation	–	–	–	–	85,208	85,208	–	85,208
Balance at September 30, 2023	155,425	–	146,463,538	(146,545,251)	34,360	553,374	121,923	675,297
Common stock issued pursuant to acquisitions	(26,500)	–	94,875	–	–	70,667	–	70,667
Common stock issued pursuant to debt agreement	–	–	173,000	–	–	173,000	–	173,000
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Common stock to be issued for private placement		–	579,500	–	–	604,000	–	604,000
Stock-based compensation	–	–	1,018,827	–	–	1,018,827	–	1,018,827
Net income (loss)	–	–	–	(6,962,294)	–	(6,962,294)	(33,982)	(6,996,276)
Foreign currency translation	–	–	–	–	(39,026)	(39,026)	–	(39,026)
Balance at December 31, 2023	128,925	–	$148,335,488	$(153,507,545)	$(4,666)	$(4,575,704)	$87,941	$(4,487,763)

Balance at June 30, 2024	–	21,839,776	$151,791,802	$(170,677,066)	$(909)	$3,440,131	$(94,024)	$3,346,107
Common stock issued pursuant to acquisitions	–	(4,596,334)	4,596,290	–	–	–	–	–
Conversion of related party notes into preferred stock	–	(17,243,442)	17,243,235	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Stock-based compensation	–	–	1,003,943	–	–	1,003,943	–	1,003,943
Net loss	–	–	–	(6,810,999)	–	(6,810,999)	12,085	(6,798,914)
Foreign currency translation	–	–	–	–	(19,675)	(19,675)	–	(19,675)
Balance at September 30, 2024	–	–	174,641,018	(177,488,065)	(20,584)	(2,380,852)	(81,939)	(2,462,791)
Common stock issued pursuant to acquisitions	–	–	666,806	–	–	781,670	–	781,670
Conversion of related party notes into preferred stock	–	–	5,748	–	–	5,748	–	5,748
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	379,083	–	–	379,083	–	379,083
Net loss	–	–	–	(6,709,601)	–	(6,709,601)	(37,562)	(6,747,163)
Foreign currency translation	–	–	–	–	69,329	69,329	–	69,329
Balance at December 31, 2024	–	–	$175,692,655	$(184,197,666)	$48,745	$(7,854,623)	$(119,501)	$(7,974,125)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,546,077)	$(11,834,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496,346	355,689
Stock compensation	1,383,026	2,128,469
Stock consideration issued to vendor	–	233,000
Change in fair value of contingent consideration	–	117,005
Bad debt expense	–	393,225
Gain on expiration of accrued tax liability	–	–
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	1,448,549	(54,890)
Other receivables	476,542	(863,405)
Inventories	20,869	(491,151)
Prepaid expenses and other current assets	11,308	705,365
Long-term receivables	20,038	39,995
Accounts payable	(770,154)	210,870
Long-term payables	–	(14,995)
Accounts payable and accrued liabilities - related parties	6,353,306	5,991,166
Accrued liabilities	(290,362)	(163,849)
Decrease in Right of Use Asset/Liability	21,209	–
Contingent consideration	208,339	–
Deferred revenue	(266,541)	(228,436)
Net cash used in operating activities	(4,433,602)	(3,476,354)
Cash flows from investing activities:
Purchase of property and equipment	(268,728)	(299,355)
Purchase of intangibles	(146,449)	–
Acquisition of business, net of cash	(42,108)	–
Net cash used in investing activities	(457,285)	(299,355)
Cash flows from financing activities:
Proceeds from related party notes payable	2,367,759	1,854,380
Repayments of related party notes payable	–	(428,924)
Net proceeds (repayments) from notes payable	1,329,634	1,485,703
Proceeds from private placement	–	604,000
Proceeds from stock issuance	781,669	–
Net cash provided by financing activities	4,479,062	3,515,159
Net change in cash and cash equivalents	(411,825)	(260,550)
Effect of exchange rate changes on cash	49,654	46,182
Cash and cash equivalents at beginning of period	501,927	812,806
Cash and cash equivalents at end of period	$139,756	$598,438

Supplemental disclosure of cash flow information:
Cash paid for taxes	$–	$–
Cash paid for interest	$2,099,614	$114,626

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Organization and Nature of Operations

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

Genefic

Genefic delivers advanced health care solutions with dedicated products, services, and systems. From virus and disease screening capabilities to pharmaceutical goods and holistic wellness clinics, When the world needs advanced health care, Genefic delivers with ingenuity, accessibility, and affordability. This specialized division is committed to developing key health products, lifesaving medications and building comprehensive systems to increase capability, strive to keep people healthy with the goals of improving their quality of life and increasing their longevity on a global level.

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

Liquidity and Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2024, and June 30, 2024, the Company had negative working capital of $13,331,247 and $7,085,306, respectively. The Company incurred negative cash flows from operations for the six months ended December 31, 2024, and 2023, and raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company expects to obtain operational liquidity through collection of outstanding accounts receivable from medical insurance providers, Medicare, pharmaceutical sales, the sale of DCT commercial and residential heat pumps as well as ongoing projects through Bothof Brothers, Dalrada Technology Spain and Deposition Technologies.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”),. Accordingly, certain information and disclosures required by US GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, balances are expressed in U.S. dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2024 (the “2024 Annual Audited Financials"), included in the Company’s Annual Report on Form 10-K filed with the SEC on October 19, 2023 (the "Form 10-K”). The results of operations as of and for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the 2025 full year or any future periods. The accompanying consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated balance sheet as of June 30, 2024 contained in the 2024 Annual Audited Financials included in the Form 10-K.

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

When estimating its allowance for credit losses related to revenues from pharmaceutical sales, the Company differentiates its receivables based on the following customer types: healthcare insurers, government payers, and cash payers. Additionally, the Company applies assumptions and judgments for assessing collectability and determining net revenues and accounts receivable from its customers. Management considers various historical collection factors for assessing collectability and determining net revenues and accounts receivable from our customers which include the period that the receivables have been outstanding, history of payment amounts, status of collections due, and applicable statutes of limitations.

During the three months ended December 31, 2024, and 2023, healthcare insurers and government payers accounted for 46% and 59% of total revenues, respectively. During the six months ended December 31, 2024, and 2023, healthcare insurers and government payers accounted for 60% and 43% of total revenues, respectively. The accounts receivable related to both healthcare insurers and government payers are $335,811 and $2,721,810 as of December 31, 2024 and June 30, 2024, respectively.

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

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$–	$–	$255,682	$255,682
	$–	$–	$255,682	$255,682

	Fair Value Measurements as of June 30, 2024:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$–	$–	$47,343	$47,343
	$–	$–	$47,343	$47,343

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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024, and June 30, 2024, the Company had an allowance of doubtful accounts $1,069,078 and $1,009,972 respectively.

(i)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As December 31, 2024, and year ended June 30, 2024, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

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

Certain acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. As of December 31, 2024, and June 2024, the Company had a fair value of the contingent consideration $255,682 and $47,343, respectively.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. During the quarter ended December 31, 2024, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of the qualitative impairment assessment performed, the Company did not recognize goodwill impairment.

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of December 31, 2024 or June 30, 2024.

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

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Product sales - third parties	$908,633	$3,199,029	$4,529,891	$6,246,740
Product sales - related party	(140)	–	–	140
Service revenue - third parties	1,899,535	939,765	4,089,844	2,013,680
Service revenue - related party	306,830	218,522	525,778	1,114,836
Total revenue	$3,114,858	$4,357,316	$9,145,513	$9,375,396

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31,	June 30,
	2024	2024
Accounts receivable, net	$2,291,067	$2,864,172
Accounts receivable, net - related parties	361,040	1,236,484
Long-term receivables	20,252	20,742
Long-term receivables - related parties	1,116,960	1,136,508
Deferred revenue	1,302,608	1,569,149

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Product sales	$906,858	$2,617,648	$4,242,590	$4,734,784
Service revenue	1,373,118	1,294,004	2,904,874	3,224,090
Total cost of revenue	$2,279,976	$3,911,652	$7,147,464	$7,958,874

(p)	Advertising

Advertising costs are expensed as incurred. During the three months ended December 31, 2024 and 2023, advertising expenses were approximately $79,264 and $65,000, respectively. During the six months ended December 31, 2024 and 2023, advertising expenses were approximately $107,309 and $106,000, respectively.

(q)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended December 31, 2024 and 2023, stock-based compensation was $379,083 and $1,018,827, respectively. During the six months ended December 31, 2024 and 2023, stock-based compensation expense was $1,383,026 and $2,128,469, respectively.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three and six months ended December 31, 2024, and 2023, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

(t)	Non-controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company's condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity (deficit). Net loss attributable to non-controlling interests are reflected separately from consolidated net loss in the condensed consolidated statements of comprehensive loss and condensed consolidated statements of changes in stockholders’ equity (deficit). Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

As of December 31, 2024, and June 30, 2024, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

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

The weighted average number of common stock equivalents related to cashless warrants are 54,114,779 and 61,562,134 for the three and six months ended December 31, 2024 and 2023, respectively, and was not included in diluted loss per share, because the effects are antidilutive.

There were no adjustments to the numerator during the three and six months ended December 31, 2024, and 2023.

(v)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company had a full valuation allowance at December 31, 2024, and June 30, 2024.

(w)	Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. This ASU will be adopted in our fiscal year 2025. We are currently evaluating the impact of this standard.

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

4.	Business Combinations and Asset Acquisition

Fiscal 2025 Transactions

Grand Entrances

On August 21, 2024, the Company acquired 100% of Grand Entrances through a Purchase Agreement. Grand Entrances is a California based custom door and hardware retail store. Pursuant to the terms of the transaction, the Company acquired all assets, tangible and intangible, which relate to, or are used or held for use in connection with the business in consideration of $100 in cash, assumption of all liabilities, and a 20% earnout of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) over a 3-year period.

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

The Grand Entrances transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized.

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

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of May 13, 2024:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$2,991
Inventory	149,216
Prepaid expenses	2,390
Deposits	10,700
Fixed assets, net	166,526
IP-technology-license	99,000
Non-competes	17,500
Goodwill	371,298
Accounts payable	(97,494)
Accrued compensation – PTO	(12,933)
Loan payable	(46,500)
Purchase price consideration	$662,694

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of December 31, 2024 and June 30, 2024:

	December 31,	June 30,
	2024	2024
Raw materials	$440,426	$910,679
Work-in-progress	936,281	1,129,348
Finished goods	1,250,076	607,625
	$2,626,783	$2,647,652

Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2024 and June 30, 2024:

	December 31,	June 30,
	2024	2024
Machinery and equipment	$1,743,167	$1,769,470
Leasehold improvements	545,672	416,854
Computer and office equipment	624,902	458,689
Construction in progress	–	–
	2,913,741	2,645,013
Less: Accumulated depreciation	(1,450,593)	(1,192,731)
	$1,463,148	$1,452,282

Depreciation expense was $113,205 and $127,759 for the three months ended, and $269,269 and $152,426 for the six months ended December 31, 2024, and 2023, respectively, were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Intangible Assets, Net

Intangible assets, net consisted of the following as of December 31, 2024:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2024	$693,385	$1,064,000	$1,244,480	$535,547	$929,979	$4,467,391
Additions	–	–	–	148,700	–	148,700
Balance: December 31, 2024	693,385	1,064,000	1,244,480	684,247	929,979	4,616,091

Less: Accumulated amortization
Balance: June 30, 2024	(241,569)	(106,496)	(278,218)	(170,919)	(122,923)	(920,125)
Additions	(29,007)	(25,226)	(62,259)	(58,424)	(65,819)	(240,735)
Balance: December 31, 2024	(270,576)	(131,722)	(340,477)	(229,343)	(188,742)	(1,160,860)

Net book value: December 31, 2024	$422,809	$932,278	$904,003	$454,904	$741,237	$3,455,231

Amortization expense of $248,282 and $203,263 for the six months ended, and $94,373 and $94,371 for the three months ended, December 31, 2024, and 2023, respectively, were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

6.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on December 31, 2024 and June 30, 2024:

	December 31, 2024
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$291,000	$–
Related entity 2	1,515,516	–
Related entity 3	–	–
Related entity 4	615,200	–
Related entity 5	–	–
Related entity 6	–	–
	$2,421,716	$–

June 30, 2024
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$–	$–
Related entity 2	52,887	–
Related entity 3	–	–
Related entity 4	1,070	–
Related entity 5	–	–
Related entity 6	–	–
	$53,957	$–

The following is a summary of current and long-term notes payable – related parties as of December 31, 2024 and June 30, 2024:

	December 31, 2024
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$291,000	$291,000
Related entity 2	–	1,515,516	1,515,516
Related entity 3	–	–	–
Related entity 4	–	615,200	615,200
Related entity 5	–	–	–
Related entity 6	–	–	–
	$–	$2,421,716	$2,421,716

	June 30, 2024
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$–	$–
Related entity 2	–	52,887	52,887
Related entity 3	–	–	–
Related entity 4	–	1,070	1,070
Related entity 5	–	–	–
Related entity 6	–	–	–
	$–	$53,957	$53,957

Notes Payable

Notes payable includes the following:

	December 31,	June 30,
	2024	2024
Current portion	$4,468,759	$5,710,718
Long-term portion	3,610,160	1,038,567
Total	$8,078,919	$6,749,285

The Company’s Economic Injury Disaster Loan (“EIDL”) dated May 10, 2020, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loan attaches collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The balance of the Company’s EIDL is $143,421 as of December 31, 2024, and 2023, respectively. The EIDL loan is technically in default as a result of a change in ownership without the Small Business Administration (“SBA”) prior written consent. The Company has contacted the SBA regarding the transfer of ownership and has not yet finalized the transfer of ownership.

The Company’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $20,888 and $30,734 as of December 31, 2024, and 2023, respectively.

The Company has a loan totaling $81,359 and $320,709 as of December 31, 2024, and 2023, respectively, which includes an interest rate of 5% with a maturity date of April 29, 2025. The loan is collateralized by personal property and includes monthly payments in the amount of $2,656, with a balloon payment at the maturity date in the amount of $336,898. The Company renewed a loan on June 26, 2023, for $176,836, which includes an interest rate equal to the Wall Street Journal Prime Rate, or 8.25% as of June 30, 2023, and a maturity date of June 26, 2024. The loan is collateralized by the accounts receivable of the Company and includes four payments of $46,838.

On July 25, 2023, the Company entered into an agreement with OnPoint LTB, LLC, for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan, with interest only for 6 months, then amortizing over 18 months down to 50%, with the remaining 50% of the balance due at the end of term. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. The Company borrowed the first installment of $1,200,000 at the time of closing and the remaining $800,000 was borrowed on October 4, 2023. As part of the loan origination fee, the Company issued 500,000 shares of its common stock. The transaction includes a debt discount of $189,971 which is amortized using an effective interest method over a 24-month period. The net balance of the loan is $1,424,571 as of as of December 31, 2024.

On January 4, 2024, the Company executed a revenue purchase agreement with NewCo Capital Group LLC for $350,000, which includes a 17% purchase percentage and a total purchased amount of $507,500 at the end of the term. The agreement includes a $10,500 underwriting fee and a $10,500 origination fee.

On January 22, a loan and security agreement was executed with Nautilus Parent Holding, LLC whereby the Company can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum draw down of $750,000. On April 18, 2024, the Company board of directors approved to increase the maximum draw down to $8,000,000. As of December 31, the total drawdown was $4,745,000. The agreement includes a $5,000 expense deposit.

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

On July 21, 2024, the Company executed a cash advance agreement with Cali Flower Capital Inc. with a total advance of $200,000 and payback of $299,800.

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

During the six months ended December 31, 2024 and 2023, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $2,367,759 and $1,854,380 respectively. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

As of December 31, 2024 and June 30, 2024 amounts included within accounts payable and accrued liabilities – related parties for related party expenses was $5,962,476 and $2,923,418, respectively. The increase of $3,039,058 is primarily attributable to payroll related expenditures.

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Dalrada Health	$–	$–	$–	$–
Dalrada Energy Services	–	354	–	5,042
Ignite	–	–	–	140
Prakat	–	–	–	15,000
Bothof Brothers	306,830	218,168	525,778	1,094,794
	$306,830	$218,522	$525,778	$1,114,976

See Notes 6, 7, 9, 10, and 11 for additional related party transactions.

9.	Preferred Stock

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

On October 3, 2024, the Company converted an additional 781,670 shares of its common stock related to the SSCe Valuation Shortfall shares to 156 shares of Series I Stock.

On October 14, 2024, the Company converted 4,596 shares of Series I Stock to 22,981,670 shares of its common stock.

There were various related party debt convertible notes that occurred during 2024 and 2023 (see “Note 7. Convertible Note Payable – Related Parties” for more information).

10.	Stockholders’ Equity

Common Stock Transactions – Fiscal 2025

On October 14, 2024, the Company converted 4,596 shares of Series I Stock to 22,981,670 shares of its common stock.

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

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2023	45,451,134	–	8.82
Granted	21,566,000	$0.29
Exercised	–	–
Forfeited	(12,902,355)	–
Outstanding - June 30, 2024	54,114,779	$0.33	8.83
Granted	–	$–
Exercised	–	–
Forfeited	–	–
Outstanding - December 31, 2024	54,114,779	$0.26	7.77
Exercisable - December 31, 2024	45,298,054	$0.28	7.66

The Company recorded stock-based compensation of $379,083 and $1,018,827 for the three months ended December 31, 2024 and 2023, and $1,383,026 and $ 2,128,469 for the six months ended December 31, 2024 and 2023, respectively. Total unrecognized compensation cost of non-vested options was $1,001,698 on December 31, 2024, which will be recognized through fiscal year ending June 30, 2027.

12.	Segment Reporting

Segment information for the three and six months ended December 31, 2024, and 2023 is as follows:

	Three Months Ended December 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,739,251	$1,071,890	$21,534	$282,183	$–	$3,114,858
Income (Loss) from Operations	$(1,961,472)	$(579,665)	$(433,045)	$(122,722)	$(1,956,501)	$(5,053,405)

	Three Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,831,349	$640,051	$592,035	$293,881	$–	$4,357,316
Income (Loss) from Operations	$(1,207,655)	$(1,123,673)	$(616,415)	$(77,565)	$(2,756,462)	$(5,781,770)

	Six Months Ended December 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$6,203,531	$1,971,522	$252,609	$717,851	$–	$9,145,513
Income (Loss) from Operations	$(3,408,483)	$(1,903,104)	$(681,696)	$(46,396)	$(4,735,800)	$(10,775,479)

	Six Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,683,496	$1,853,395	$2,134,624	$703,881	$–	$9,375,396
Income (Loss) from Operations	$(2,438,729)	$(2,384,935)	$(302,425)	$(106,330)	$(5,621,147)	$(10,853,566)

Geographic Information

The following table presents revenue by country:

	Six Months Ended
	December 31,
	2024	2023
United States	$8,108,984	$7,723,932
Scotland	197,477	1,103,441
Spain	412,244	44,349
India	426,808	548,023
	$9,145,513	$9,375,396

The following table presents inventories by country:

	December 31,	June 30,
	2024	2024
United States	$199,119	$544,334
Scotland	2,427,664	2,103,318
	$2,626,783	$2,647,652

The following table presents property and equipment, net, by country:

	December 31,	June 30,
	2024	2024
United States	$1,318,688	$1,277,282
Scotland	96,366	121,180
Spain	43,350	48,121
India	4,744	5,699
	$1,463,148	$1,452,282

13.	Commitments and Contingencies

Lease Commitments

Right of Use Assets and Liabilities

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

The following are the expected maturities of lease liabilities for operating leases as of December 31, 2024, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
Remaining 2025	$894,247
2026	1,645,420
2027	1,505,452
2028	644,666
Thereafter	493,636
Total lease payments	5,183,421
Less: imputed interest	(504,873)
Present value of lease liabilities	$4,678,548

Other information related to operating leases as of December 31 and June 30, 2024, respectively, were as follows:

	December 31, 2024	June 30, 2024
Weighted average remaining lease term - years	3.15	3.10
Weighted average discount rate	7.13%	6.87%

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

On February 25, 2025, the Company entered into a Loan and Security Agreement with Nautilus Funding Solutions, LLC – Series XIII (“NFS XIII”) whereby the Company can borrow 80% of the estimated accounts receivable at 2.1% interest per month. The maximum amount of drawdown is $1,500,000 for a 12-month term and includes a 1-year renewal term. On February 28, 2025, the Company drew down $1,170,00 on the Loan and Security Agreement.

On June 13, 2025, the Company entered into a Loan Agreement with NFS XIII and AMS Capital Solutions, LLC (collectively, the “Parties”) for a total loan amount of $600,000, including $100,000 in cashless roll-over from a prior loan between Parties and $500,000 of new loan proceeds. The loan includes a maturity date of June 14, 2026, with a 30-day call notice for the return of principal any time before the maturity date. The loan carries an interest rate of 2% per month with a maximum annual interest of $144,000. On June 16, 2025, the Company drew down $500,000 on the Loan Agreement.

On July 7, 2025, the Company filed a lawsuit against Wells Fargo for having released the Pala funds while the account was frozen for litigation. The lawsuit is a civil case filed in San Diego Superior Court.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of Dalrada Financial Corporation for the Three and six months ended December 31, 2024, and 2023.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $6,747,163 and $13,546,077 during the three and six months ended December 31, 2024, respectively. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2024 and 2023

The following table sets forth the results of our operations for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,739,251	$1,071,890	$21,534	$282,183	$–	$3,114,858
Income (Loss) from Operations	$(1,961,472)	$(579,665)	$(433,045)	$(122,722)	$(1,956,501)	$(5,053,405)

	Three Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,831,349	$640,051	$592,035	$293,881	$–	$4,357,316
Income (Loss) from Operations	$(1,207,655)	$(1,123,673)	$(616,415)	$(77,565)	$(2,756,462)	$(5,781,770)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended December 31, 2024, was $1,739,251 compared with revenue of $2,831,349 during the three months ended December 31, 2023, a decrease of 38.6%. The decrease in revenues was primarily attributable to limited working capital to continue revenue growth and a shift in the sales pipelines of Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Revenues for the three months ended December 31, 2024, was $1,071,890 compared with revenue of $640,051 during the three months ended December 31, 2023, an increase of $431,839, or 67.5%. The increase is due to an increase in residential development opportunities for Bothof Brothers Construction.

Dalrada Precision Manufacturing:

Revenues for the three months ended December 31, 2024, was $21,534 compared with revenue of $592,035 during the three months ended December 31, 2023, a decrease of 570,501, or 96.4%. The decrease in revenue is primarily attributable to finalizing projects by Deposition Technology and the decreased sales activity in Dalrada Precision Parts.

Dalrada Technologies:

Revenues for the three months ended December 31, 2024, was $282,183 compared with revenue of $293,881 during the three months ended December 31, 2023, a decrease of $11,698, or 4.0%. The decrease in revenue was a result of completing customer contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the three months ended December 31, 2024, was $1,494,316 compared to cost of revenues of $2,294,504 during the three months ended December 31, 2023, an increase of $800,188, or 34.9%. The decrease in cost of revenues was primarily a result of limited working capital to continue revenue growth and a shift in the sales pipelines of Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Cost of Revenues for the three months ended December 31, 2024, was $544,745, compared to cost of revenues of $947,116 during the three months ended December 31, 2023. The decrease in cost of revenue was a result of cost of goods variances across the multiple subsidiaries within the Dalrada Climate Technology segment.

Dalrada Precision Manufacturing:

Cost of Revenues for the three months ended December 31, 2024, was $25,712 compared to cost of revenues of $624,157 during the three months ended December 31, 2023, a decrease of $598,445, or 95.9%. The decrease in revenue is primarily attributable to finalizing projects by Deposition Technology and the decreased sales in Dalrada Precision Parts.

Dalrada Technologies:

Cost of Revenues for the three months ended December 31, 2024, was $205,443 compared to cost of revenues of $210,225 during the three months ended December 31, 2023, a decrease of $4,782 or 2.3%. The decrease in cost of revenues was primarily a result of a slight decrease in sales volume for the period.

Operating Expenses

Genefic:

Operating expenses for the three months ended December 31, 2024, was $2,206,407 compared to operating expenses of $1,744,500 during the three months ended December 31, 2023, an increase of $461,907 or 26.5%. The increase in operating expenses was the result of increased activity in the pharmacies as well as additional audit and consulting-related expenses related to a potential acquisition

Dalrada Climate Technology:

Operating expenses for the three months ended December 31, 2024, was $1,106,810 compared to operating expenses of $980,958 during the three months ended December 31, 2023, an increase of $125,852, or 12.8%. The increase in operating expenses was a result of an increase of activity in Bothof Brothers Construction and Dalrada Technology Spain.

Dalrada Precision Manufacturing:

Operating expenses for the three months ended December 31, 2024 was $428,867 compared to operating expenses of $584,293 during the three months ended December 31, 2023, a decrease of $155,426 or 26.6%. The decrease in operating expenses was a result of a decrease in activity in the Dalrada Precision Manufacturing subsidiaries.

Dalrada Technologies:

Operating expenses for the three months ended December 31, 2024 was $199,462 compared to operating expenses of $161,221 during the three months ended December 31, 2023, a increase of $38,241, or 23.7%. The increase in operating expenses was primarily attributable to the decrease in legal and professional fees.

Corporate:

Operating expenses for the three months ended December 31, 2024 was $2,012,551 compared to operating expenses of $2,756,462 during the three months ended December 31, 2023, a decrease of $743,911, or 27.0%. During the three months ended December 31, 2024 and 2023, the Company recorded stock compensation expense of $379,083 and $1,018,827, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $1,033,800 and $213,960 for the three months ended December 31, 2024 and 2023, respectively.

Net Income (Loss)

Net loss for the three months ended December 31, 2043 was $6,747,163 compared to net loss of $6,996,276 for the three months ended December 31, 2023.

Six Months Ended December 31, 2024 and 2023

The following table sets forth the results of our operations for the six months ended December 31, 2024 and 2023:

	Six Months Ended December 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$6,203,531	$1,971,522	$252,609	$717,851	$–	$9,145,513
Income (Loss) from Operations	$(3,408,483)	$(1,903,104)	$(681,696)	$(46,396)	$(4,735,800)	$(10,775,479)

	Six Months Ended December 31, 2023
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,683,496	$1,853,395	$2,134,624	$703,881	$–	$9,375,396
Income (Loss) from Operations	$(2,438,729)	$(2,384,935)	$(302,425)	$(106,330)	$(5,621,147)	$(10,853,566)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the six months ended December 31, 2024, was $6,203,531 compared with revenue of $4,683,496 during the six months ended December 31, 2023, an increase of 32.5%. The increase in revenues was primarily attributable to sales activity in Q1 2025 and an increase in collections.

Dalrada Climate Technology:

Revenues for the six months ended December 31, 2024, was $1,971,522 compared with revenue of $1,853,395 during the six months ended December 31, 2023, an increase of $118,127, or 6.4%. The increase in revenue was primarily attributable to fiscal year 2025 construction projects for Bothof Brothers Construction.

Dalrada Precision Manufacturing:

Revenues for the six months ended December 31, 2024, was $252,609 compared with revenue of $2,134,624 during the six months ended December 31, 2023, a decrease of $1,882,015, or 88.2%. The decrease in revenues was primarily attributable to Deposition Technology finalizing a number of projects and reduced sales in the Precision Parts subsidiary.

Dalrada Technologies:

Revenues for the six months ended December 31, 2024, was $717,851 compared with revenue of $703,881 during the six months ended December 31, 2023, an increase of $13,970, or 2.0%.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the six months ended December 31, 2024, was $5,279,591 compared to cost of revenues of $4,093,962 during the six months ended December 31, 2023, an increase of $1,185,629, or 29.0%. The increase in cost of revenues was primarily a result of an increase of sales activity for both Genefic Specialty and IV Services pharmacies.

Dalrada Climate Technology:

Cost of Revenues for the six months ended December 31, 2024, was $1,168,159, compared to cost of revenues of $2,081,365 during the six months ended December 31, 2023, a decrease of $913,206, or 43.9%. The decrease in cost of revenues was a result of cost of goods variances across the multiple subsidiaries within the Dalrada Climate Technology segment.

Dalrada Precision Manufacturing:

Cost of Revenues for the six months ended December 31, 2024, was $241,801 compared to cost of revenues of $1,327,540 during the six months ended December 31, 2023, a decrease of $1,085,739, or 81.8%. The decrease in cost of revenue is due to Deposition Technology finalizing a number of projects and reduced sales in the Precision Parts subsidiary.

Dalrada Technologies:

Cost of Revenues for the six months ended December 31, 2024, was $440,910 compared to cost of revenues of $456,007 during the six months ended December 31, 2023, a decrease of $15,097 or 3.3%.

Operating Expenses

Genefic:

Operating expenses for the six months ended December 31, 2024, was $4,332,423 compared to operating expenses of $3,028,263 during the six months ended December 31, 2023, a increase of $1,304,160, or 43.1%. The increase in operating expenses was the result of an increase in sales activity as well as consulting fees spent on a potential acquisition

Dalrada Climate Technology:

Operating expenses for the six months ended December 31, 2024, was $2,706,467 compared to operating expenses of $2,156,965 during the six months ended December 31, 2023, an increase of $549,502, or 25.5%. The increase in operating expenses was a result of an increase of activity in Bothof Brothers Construction and Dalrada Technology Spain.

Dalrada Precision Manufacturing:

Operating expenses for the six months ended December 31, 2024 was $692,504 compared to operating expenses of $1,109,509 during the six months ended December 31, 2023, a decrease of $417,005, or 37.6%. The decrease in operating expenses was a result of overall activity within the segment.

Dalrada Technologies:

Operating expenses for the six months ended December 31, 2024 was $323,337 compared to operating expenses of $354,204 during the six months ended December 31, 2023, a decrease of $30,867, or 8.7%.

Corporate:

Operating expenses for the six months ended December 31, 2024 was $4,784,607 compared to operating expenses of $5,621,147 during the six months ended December 31, 2023, adecrease of 836,540, or 14.9%. During the six months ended December 31, 2024 and 2023, the Company recorded stock compensation expense of 1,383,026 and $2,128,469, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $2,099,614 and $327,153 for the six months ended December 31, 2024 and 2023, respectively.

Net Income (Loss)

Net loss for the six months ended December 31, 2024 was $13,546,077 compared to net loss of $11,834,412 for the six months ended December 31, 2023.

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

As of December 31, 2024, we maintained a cash and cash equivalents balance of $139,756 with a working capital deficit of $13,331,247. The working capital deficit is primarily due to the related party accounts payable and related party notes.

Working Capital

As of December 31, 2024, the Company had current assets of $6,286,212 and current liabilities $19,617,459 compared with current assets of $8,605,651 and current liabilities of $15,690,957 on June 30, 2024. The decrease in the working capital was primarily a result of increased accounts payable to fund payroll and pay outstanding vendors as well an increase in related party notes.

Cash Flows

	Six Months Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(4,433,602)	$(3,476,354)
Net cash used in investing activities	(457,285)	(299,355)
Net cash provided by financing activities	4,479,062	3,515,159
Net change in cash during the period, before effects of foreign currency	$(411,825)	$(260,550)

Cash flow from Operating Activities

During the six months ended December 31, 2024, the Company used $4,433,602 of cash for operating activities compared to $3,476,354 used during the six months ended December 31, 2023. The primary increase in the use of cash for operating activities was a result of the increase in accounts receivable related to the pharmacy businesses.

Cash flow from Investing Activities

During the six months ended December 31, 2024, the Company used $457,285 of cash for investing activities compared to $299,355 used during the six months ended December 31, 2023. The increase in the use of cash for investing activities was primarily due to the purchase of the Grand Entrances business.

Cash flow from Financing Activities

During the six months ended December 31, 2024, the Company received $4,479,062 in cash from financing activities compared to $3,515,159 during the six months ended December 31, 2023. The increase was primarily due to the an increase in proceeds from related party notes payable.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project. As of December 31, 2024 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Not applicable to smaller reporting entities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Securities.

None.

Item 3. Defaults Upon Senior Securities.

None noted.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: July 21, 2025	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	July 21, 2025
Brian Bonar	and Director

