Form 10-Q
period 2025-03-31
DALRADA FINANCIAL CORP
filed 2025-08-01
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of July 31, 2025, the registrant’s outstanding stock consisted of 120,157,113 common shares.

DALRADA FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements.

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets (unaudited)

	March 31,	June 30,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,841	$501,927
Accounts receivable, net	2,836,134	2,864,172
Accounts receivable, net - related parties	793,390	1,236,484
Other receivables	197,974	680,598
Inventories	2,854,458	2,647,652
Prepaid expenses and other current assets	774,224	674,818
Total current assets	7,555,021	8,605,651
Long-term receivables	18,261	20,742
Long-term receivables - related parties	1,112,411	1,136,508
Property and equipment, net	1,339,885	1,452,282
Goodwill	4,222,027	4,175,758
Intangible assets, net	3,361,119	3,547,266
Right-of-use asset, net	2,860,611	2,437,034
Right-of-use asset, net - related party	1,278,444	1,689,806
Total assets	$21,747,779	$23,065,047

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,724,830	$5,870,168
Accrued liabilities	707,983	1,023,286
Accounts payable and accrued liabilities – related parties	9,577,851	136,976
Deferred revenue	1,911,125	1,569,149
Notes payable, current portion	4,693,836	5,710,718
Right-of-use liability	911,199	832,142
Right-of-use liability - related party	569,905	548,518
Total current liabilities	23,096,729	15,690,957
Notes payable	3,588,022	1,038,567
Notes payable – related parties	3,957,311	53,957
Contingent consideration	257,058	47,343
Right-of-use liability	2,066,888	1,694,804
Right-of-use liability - related party	760,968	1,193,312
Total liabilities	33,726,976	19,718,940

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 100,000 shares authorized:
Series I preferred stock, $0.01 par value, 51,059 and 35,108 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	557	351
Series H preferred stock, $0.01 par value, 15,002 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	150	150
Series G preferred stock, $0.01 par value, 10,002 shares issued and outstanding as of both March 31, 2025 and June 30, 2024, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares issued and outstanding as of both March 31, 2025 and June 30, 2024, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 97,175,443 and 88,699,139 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	600,785	485,877
Preferred stock to be issued	–	21,839,776
Additional paid-in capital	175,962,444	151,791,802
Accumulated deficit	(188,393,164)	(170,677,066)
Accumulated other comprehensive loss	(3,588)	(909)
Total Dalrada Financial Corp's stockholders' equity (deficit)	(11,832,666)	3,440,131
Noncontrolling interests	(146,531)	(94,024)
Total stockholders' equity (deficit)	(11,979,197)	3,346,107
Total liabilities and stockholders' equity (deficit)	$21,747,779	$23,065,047

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenues	$4,092,398	$2,903,904	$12,712,133	$12,884,770
Revenues - related party	481,878	524,829	1,007,656	1,639,805
Total revenues	4,574,276	3,428,733	13,719,789	14,524,575
Cost of revenues	3,169,317	5,081,815	10,316,781	13,205,039
Gross profit	1,404,959	(1,653,082)	3,403,008	1,319,536

Operating expenses:
Selling, general and administrative	5,343,732	7,001,185	18,117,260	19,271,273
Total operating expenses	5,343,732	7,001,185	18,117,260	19,271,273
Loss from operations	(3,938,773)	(8,654,267)	(14,714,252)	(17,951,737)

Other income (expense):
Interest expense	(298,028)	(347,317)	(2,397,642)	(674,470)
Interest income	17,881	26,995	58,163	67,122
Other (expense) income	(2,034)	(196,604)	(784,959)	(885,303)
(Loss) gain on foreign exchange	(1,575)	(100,949)	70,084	(106,070)
Total other expense, net	(283,756)	(617,875)	(3,054,354)	(1,598,721)

Loss before taxes	(4,222,529)	(9,272,142)	(17,768,606)	(19,550,458)
Income taxes	–	–	–	–

Net loss	(4,222,529)	(9,272,142)	(17,768,606)	(19,550,458)

Other comprehensive income loss
Foreign currency translation	(52,333)	19,373	(2,679)	65,555
Comprehensive loss	$(4,274,862)	$(9,252,769)	$(17,771,285)	$(19,484,903)

Net loss attributable to noncontrolling interests	(27,030)	(24,787)	(52,507)	(80,663)
Net loss attributable to Dalrada Financial Corporation stockholders	$(4,195,499)	$(9,247,355)	$(17,716,099)	$(19,469,795)

Net loss per common share to Dalrada stockholders – basic	$(0.05)	$(0.10)	$(0.19)	$(0.21)
Net loss per common share to Dalrada stockholders – diluted	$(0.05)	$(0.10)	$(0.19)	$(0.21)

Weighted average common shares outstanding – basic	92,934,331	92,934,331	92,135,080	90,658,476
Weighted average common shares outstanding – diluted	92,934,331	92,934,331	92,135,080	90,658,476

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2025 and 2024 (unaudited)

Preferred Stock
	Series I		Series H		Series G		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2024	35,108	$351	15,022	$150	10,002	$100	5,000	$50	97,175,443	$485,877
Common stock issued pursuant to acquisitions	4,440	44	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	20,651	207	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2024	60,199	$602	15,022	$150	10,002	$100	5,000	$50	97,175,443	$485,877
Common stock issued pursuant to acquisitions	(4,440)	(44)	–	–	–	–	–	–	22,981,670	114,908
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at December 31, 2024	55,759	$558	15,022	$150	10,002	$100	5,000	$50	120,157,113	$600,785
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at March 31, 2025	55,759	$558	15,022	$150	10,002	$100	5,000	$50	120,157,113	$600,785

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2025 and 2024

(continued)

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Compre- hensive Income	Total Dalrada Financial Corp’s Stockholders'	Non- controlling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2024	–	21,839,776	$151,791,802	$(170,677,066)	$(909)	$3,440,131	$(94,024)	$3,346,107
Common stock issued pursuant to acquisitions	–	(4,596,334)	4,596,290	–	–	–	–	–
Conversion of related party notes into preferred stock	–	(17,243,442)	17,243,235	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Stock-based compensation	–	–	1,003,943	–	–	1,003,943	–	1,003,943
Net loss	–	–	–	(6,810,999)	–	(6,810,999)	12,085	(6,798,914)
Foreign currency translation	–	–	–	–	(19,675)	(19,675)	–	(19,675)
Balance at September 30, 2024	–	–	174,641,018	(177,488,065)	(20,584)	(2,380,852)	(81,939)	(2,462,791)
Common stock issued pursuant to acquisitions	–	–	666,806	–	–	781,670	–	781,670
Conversion of related party notes into preferred stock	–	–	5,748	–	–	5,748	–	5,748
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	379,083	–	–	379,083	–	379,083
Net loss	–	–	–	(6,709,601)	–	(6,709,601)	(37,562)	(6,747,163)
Foreign currency translation	–	–	–	–	69,329	69,329	–	69,329
Balance at December 31, 2024	–	–	$175,692,655	$(184,197,666)	$48,745	$(7,854,623)	$(119,501)	$(7,974,125)
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	5,748	–	–	5,748	–	5,748
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	264,041	–	–	264,041	–	264,041
Net loss	–	–	–	(4,195,499)	–	(4,195,499)	(27,030)	(4,222,529)
Foreign currency translation	–	–	–	–	(52,333)	(52,333)	–	(52,333)
Balance at March 31, 2025	–	–	$175,962,444	$(188,393,165)	$(3,588)	$(11,832,666)	$(146,531)	$(11,979,197)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2025 and 2024

(continued)

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

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2025 and 2024

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

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,768,606)	$(19,550,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	732,073	620,676
Stock compensation	1,647,067	3,205,859
Stock consideration issued to vendor	–	474,200
Change in fair value of contingent consideration	–	477,072
Provision for credit losses	–	527,741
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	471,132	241,380
Other receivables	482,624	(859,709)
Inventories	(206,806)	(653,070)
Prepaid expenses and other current assets	(99,406)	780,979
Long-term receivables	26,578	49,013
Accounts payable	(1,145,338)	32,443
Long-term payables	–	(48,888)
Accounts payable and accrued liabilities - related parties	9,440,875	9,052,657
Accrued liabilities	(303,807)	278,429)
Decrease in Right of Use Asset/Liability	27,969	–
Contingent consideration	209,715	–
Deferred revenue	341,976	(288,866)
Net cash used in operating activities	(6,143,953)	(5,660,542)
Cash flows from investing activities:
Purchase of property and equipment	(287,080)	(272,783)
Purchase of intangibles	(146,449)	–
Acquisition of business, net of cash	(46,269)	–
Net cash used in investing activities	(479,798)	(272,783)
Cash flows from financing activities:
Proceeds from related party notes payable	3,903,354	2,913,980
Repayments of related party notes payable	–	(428,924)
Net proceeds (repayments) from notes payable	1,532,573	2,565,040
Proceeds from private placement	–	604,000
Additional Paid in Capital	672,554	–
Stock issued	114,863	–
Net cash provided by financing activities	6,223,344	5,654,096
Net change in cash and cash equivalents	(400,407)	(279,229)
Effect of exchange rate changes on cash	(2,679)	18
Cash and cash equivalents at beginning of period	501,927	812,806
Cash and cash equivalents at end of period	$98,841	$533,595

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$2,099,614	$356,231

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$17,243,235	$11,324,793
Conversion of accounts payable-related parties to note payable-related parties	$–	$1,993,990
Common stock issued pursuant to business combination	$–	$70,936
Preferred stock issued pursuant to business combination	$4,596,290	$–
Warrants issued pursuant to acquisitions	$11,496	$16,974
Operating liabilities satisfied by related parties	$2,511,807	$1,993,990
Increase (decrease) in right-of-use asset and liability	$(27,969)	$(39,719)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Notes to the Unaudited interim consolidated Financial Statements

1.	Organization and Nature of Operations

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

Liquidity and Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2025, and June 30, 2024, the Company had negative working capital of $15,541,708 and $7,085,306, respectively. The Company incurred negative cash flows from operations for the nine months ended March 31, 2025, and 2024, and raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company expects to obtain operational liquidity through collection of outstanding accounts receivable from medical insurance providers, Medicare, pharmaceutical sales, the sale of DCT commercial and residential heat pumps as well as ongoing projects through Bothof Brothers, Dalrada Technology Spain and Deposition Technologies.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by US GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, balances are expressed in U.S. dollars. These unaudited condensed interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2023 (the “2024 Annual Audited Financials"), included in the Company’s Annual Report on Form 10-K filed with the SEC on October 19, 2023 (the "Form 10-K”). The results of operations as of and for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the 2025 full year or any future periods. The accompanying consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated balance sheet as of June 30, 2024 contained in the 2024 Annual Audited Financials included in the Form 10-K.

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

During the three months ended March 31, 2025 and 2024, healthcare insurers, government payers and Over The Counter (“OTC”) pharmaceutical sales accounted for 46%, and 65% of total revenues, respectively. During the nine months ended March 31, 2025 and 2024, healthcare insurers, government payers and OTC pharmaceutical sales accounted for 45%, and 52% of total revenues, respectively. The accounts receivable related to both healthcare insurers and government payers are $362,889 and $1,807,586 as of March 31, 2025 and June 30, 2024, respectively.

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

	Fair Value Measurements as of March 31, 2025:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$–	$–	$257,058	$257,058
	$–	$–	$257,058	$257,058

	Fair Value Measurements as of June 30, 2024:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$–	$–	$47,343	$47,343
	$–	$–	$47,343	$47,343

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

The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments) as follows. The Company records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the shares. There was no derivative liability as of March 31, 2025.

(h)	Accounts Receivable

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for expected credit losses is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2025, and June 30, 2024, the Company had an allowance for expected credit losses of $1,141,867 and $2,430,615 respectively.

(i)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of March 31, 2025, and year ended June 30, 2024, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions. No reserve was established as of March 31, 2025 and June 30, 2024.

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

Certain acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. As of March 31, 2025, and June 2024, the Company had a fair value of the contingent consideration $257,058 and $47,343, respectively.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. During the quarter ended March 31, 2025, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of the qualitative impairment assessment performed, the Company did not recognize goodwill impairment.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Product sales - third parties	$514,615	$2,310,696	$5,044,506	$10,107,882
Product sales - related party	–	–	–	140
Service revenue - third parties	3,577,783	593,208	7,667,627	2,776,888
Service revenue - related party	481,878	524,829	1,007,656	1,639,665
Total revenue	$4,574,276	$3,428,733	$13,719,789	$14,524,575

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31,	June 30,
	2025	2024
Accounts receivable, net	$2,836,134	$2,864,172
Accounts receivable, net – related parties	793,390	1,236,484
Long-term receivables	18,261	20,742
Long-term receivables – related parties	1,112,411	1,136,508
Deferred revenue	1,911,125	1,569,149

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Product sales	$201,089	$4,014,290	$4,443,679	$8,749,074
Service revenue	2,968,228	1,067,525	5,873,102	4,455,965
Total cost of revenue	$3,169,317	$5,018,815	$10,316,781	$13,205,039

(p)	Advertising

Advertising costs are expensed as incurred. During the three months ended March 31, 2025 and 2024, advertising expenses were approximately $149,195 and $55,265, respectively. During the nine months ended March 31, 2025 and 2024, advertising expenses were approximately $256,504 and $144,185, respectively.

(q)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended March 31, 2025 and 2024, stock-based compensation was $264,041 and $1,077,390, respectively. During the nine months ended March 31, 2025 and 2024, stock-based compensation expense was $1,647,067 and $3,205,859, respectively

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three and nine months ended March 31, 2025, and 2024, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

As of March 31, 2025, and June 30, 2024, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries.

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

The weighted average number of common stock equivalents related to cashless warrants of 54,114,779 and 57,731,023, was not included in diluted loss per share, because the effects are antidilutive, for the nine months ended March 31, 2025 and 2024, respectively.

There were no adjustments to the numerator during the three and nine months ended March 31, 2025 and 2024.

(v)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company had a full valuation allowance at March 31, 2025 and June 30, 2024

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

4.	Business Combinations and Asset Acquisition

Fiscal 2025 Transactions

Grand Entrances

On August 21, 2024, the Company acquired 100% of Grand Entrances through a Purchase Agreement. Grand Entrances is a California based custom door and hardware retail store. Pursuant to the terms of the transaction, the Company acquired all assets, tangible and intangible, which relate to, or are used or held for use in connection with the business in consideration of $100 in cash, assumption of all liabilities, and a 20% earnout of Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) over a 3-year period.

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

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of May 13, 2024:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$2,991
Inventory	149,216
Prepaid expenses	2,390
Deposits	10,700
Fixed assets, net	166,526
IP-technology-license	99,000
Non-competes	17,500
Goodwill	371,298
Accounts payable	(97,494)
Accrued compensation – PTO	(12,933)
Loan payable	(46,500)
Purchase price consideration	$662,694

5.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of March 31, 2025 and June 30, 2024:

	March 31,	June 30,
	2025	2024
Raw materials	$454,315	$910,679
Work-in-progress	970,956	1,129,348
Finished goods	1,429,187	607,625
	$2,854,458	$2,647,652

Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2025 and June 30, 2024:

	March 31,	June 30,
	2025	2024
Machinery and equipment	$1,866,420	$1,769,470
Leasehold improvements	450,579	416,854
Computer and office equipment	615,094	458,689
Construction in progress	–	–
	2,932,093	2,645,013
Less: Accumulated depreciation	(1,592,208)	(1,192,731)
	$1,339,885	$1,452,282

Depreciation expense of $130,208 and $170,688 for the three months ended, and $399,477 and $323,114 for the nine months ended, March 31, 2025, and 2024, respectively, were included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Intangible Assets, Net

Intangible assets, net consisted of the following as of March 31, 2025 and June 30, 2024:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2024	$693,385	$1,064,000	$1,244,480	$535,547	$929,979	$4,467,391
Additions	–	–	–	148,700	–	148,700
Balance: March 31, 2025	693,385	1,064,000	1,244,480	684,247	929,979	4,616,091

Less: Accumulated amortization
Balance: June 30, 2024	(243,820)	(106,496)	(278,218)	(170,919)	(122,923)	(922,376)
Additions	(46,341)	(38,006)	(93,371)	(69,251)	(85,627)	(332,596)
Balance: March 31, 2025	(290,161)	(144,502)	(371,589)	(240,170)	(208,550)	(1,254,972)

Net book value: March 31, 2025	$403,224	$919,498	$872,891	$444,077	$721,429	$3,361,119

Amortization expense of $90,117 and $94,299 for the three months ended, and $334,847 and $297,562 for the nine months ended, March 31, 2054, and 2024, respectively, were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line method over their estimated average range of period of benefit.

6.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on March 31, 2025 and June 30, 2024:

	March 31, 2025
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$585,000	$–
Related entity 2	2,541,849	–
Related entity 3	–	–
Related entity 4	830,462	–
Related entity 5	–	–
Related entity 6	–	–
	$3,957,311	$–

June 30, 2024
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$–	$–
Related entity 2	52,887	–
Related entity 3	–	–
Related entity 4	1,070	–
Related entity 5	–	–
Related entity 6	–	–
	$53,957	$–

The following is a summary of current and long-term notes payable – related parties as of March 31, 2025 and June 30, 2024:

	March 31, 2025
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$585,000	$585,000
Related entity 2	–	2,541,849	2,541,849
Related entity 3	–	–	–
Related entity 4	–	830,462	830,462
Related entity 5	–	–	–
Related entity 6	–	–	–
	$–	$3,957,311	$3,957,311

	June 30, 2024
	Current	Long-Term
	Portion	Portion	Total
Related entity 1	$–	$–	$–
Related entity 2	–	52,887	52,887
Related entity 3	–	–	–
Related entity 4	–	1,070	1,070
Related entity 5	–	–	–
Related entity 6	–	–	–
	$–	$53,957	$53,957

Notes Payable

Notes payable includes the following:

	March 31,	June 30,
	2025	2024
Current portion	$4,693,836	$5,710,718
Long-term portion	3,588,022	1,038,567
Total	$8,281,858	$6,749,285

The Company’s Economic Injury Disaster Loan (“EIDL”) dated May 10, 2020, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loan attaches collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The balance of the Company’s EIDL is $145,614 as of March 31, 2025, and June 30, 2024, respectively. The EIDL loan is technically in default as a result of a change in ownership without the Small Business Administration (“SBA”) prior written consent. The Company has contacted the SBA regarding the transfer of ownership and has not yet finalized the transfer of ownership.

The Company’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $16,645 and $24,206 as of March 31, 2025, and June 30, 2024, respectively.

The Company has a loan totaling $81,359 and $95,060 as of March 31, 2025, and June 30, 2024, respectively, which includes an interest rate of 5% with a maturity date of April 29, 2025. The loan is collateralized by personal property and includes monthly payments in the amount of $2,656, with a balloon payment at the maturity date in the amount of $336,898. The Company renewed a loan on June 26, 2023, for $176,836, which includes an interest rate equal to the Wall Street Journal Prime Rate, or 8.25% as of June 30, 2023, and a maturity date of June 26, 2024. The loan is collateralized by the accounts receivable of the Company and includes four payments of $46,838.

On July 25, 2023, the Company entered into an agreement with OnPoint LTB, LLC, for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan, with interest only for 6 months, then amortizing over 18 months down to 50%, with the remaining 50% of the balance due at the end of term. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. The Company borrowed the first installment of $1,200,000 at the time of closing and the remaining $800,000 was borrowed on October 4, 2023. As part of the loan origination fee, the Company issued 500,000 shares of its common stock. The transaction includes a debt discount of $189,971 which is amortized using an effective interest method over a 24-month period. The net balance of the loan is $1,248,609 as of as of March 31, 2025.

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

On February 25, 2025, the Company entered into a Loan and Security Agreement with Nautilus Funding Solutions, LLC – Series XIII whereby the Company can borrow 80% of the estimated accounts receivable at 2.1% interest per month. The maximum amount of drawdown is $1,500,000 for a 12-month term and includes a 1-year renewal term. On February 28, 2025, the Company drew down $1,170,00 on the Loan and Security Agreement.

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

During the three months and nine months ended March 31, 2025, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $1,535,595 and $3,957,311 respectively. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

As of March 31, 2025 and June 30, 2024 amounts included within accounts payable and accrued liabilities – related parties for related party expenses was $9,557,851 and $136,976, respectively.

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Dalrada Energy Services	$–	$5,165	$–	$10,207
Ignite	–	–	–	140
Prakat	–	–	–	15,000
Bothof Brothers	481,878	519,664	1,007,656	1,614,458
	$481,878	$524,829	$1,007,656	$1,639,805

See Notes 6, 7, 9, 10, and 11 for additional related party transactions.

9.	Preferred Stock

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

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2023	45,451,134	$–	8.82
Granted	21,566,000	0.29
Exercised	–	–
Forfeited	(12,902,355)	–
Outstanding - June 30, 2024	54,114,779	$0.33	8.83
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding - March 31, 2025	54,114,779	$0.26	7.52
Exercisable - March 31, 2025	47,107,525	$0.27	7.44

The Company recorded stock-based compensation of $264,041 and $1,077,390 for the three months ended, and $1,647,067 and $3,205,859 for the nine months ended March 31, 2024 and 2023, respectively. Total unrecognized compensation cost of non-vested warrants was $737,657 on March 31, 2025, which will be recognized through fiscal year ending June 30, 2027.

12.	Segment Reporting

Segment information for the three and nine months ended March 31, 2025, and 2024 is as follows:

	Three Months Ended March 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,397,361	$2,777,108	$127,674	$272,133	$–	$4,574,276
Income (Loss) from Operations	(1,003,782)	(658,799)	(196,423)	(75,964)	(2,003,845)	(3,938,773)

	Three Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,315,123	$442,045	$303,406	$368,159	$–	$3,428,733
Income (Loss) from Operations	(3,609,032)	(1,264,488)	(106,814)	(47,191)	(3,626,742)	(8,654,267)

	Nine Months Ended March 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$7,600,892	$4,748,630	$380,283	$989,986	$–	$13,719,789
Income (Loss) from Operations	(4,412,225)	(2,561,903)	(878,119)	(122,360)	(6,739,645)	(14,714,252)

	Nine Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$8,549,065	$2,465,440	$2,438,030	$1,072,040	$–	$14,524,575
Income (Loss) from Operations	(4,497,315)	(3,643,773)	(409,239)	(153,521)	(9,247,889)	(17,951,737)

Geographic Information

The following table presents revenue by country:

	Nine Months Ended
	March 31,
	2025	2024
United States	$12,015,970	$12,290,200
Scotland	307,997	1,288,443
Spain	715,581	125,260
India	680,241	820,672
	$13,719,789	$14,524,575

The following table presents inventories by country:

	March 31,	June 30,
	2025	2024
United States	$346,733	$544,334
Scotland	2,507,725	2,103,318
	$2,854,458	$2,647,652

The following table presents property and equipment, net, by country:

	March 31,	June 30,
	2025	2024
United States	$1,201,476	$1,277,282
Scotland	87,340	121,180
Spain	45,092	48,121
India	5,977	5,699
	$1,339,885	$1,452,282

13.	Commitments and Contingencies

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

The following are the expected maturities of lease liabilities for operating leases as of March 31, 2025, including the total amount of imputed interest related:

Fiscal Year Ended June 30,
Remainder 2025	$449,385
2026	1,651,031
2027	1,510,958
2028	647,372
2029	265,056
Thereafter	228,581
Total lease payments	4,752,381
Less: imputed interest	(443,422)
Present value of lease liability	$4,308,960

Other information related to operating leases as of March 31, 2025 and June 30, 2024, respectively, were as follows:

	March 31, 2025	June 30, 2024
Weighted average remaining lease term - years	2.44	3.10
Weighted average discount rate	6.85%	6.87%

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $4,222,529 and $17,768,606 during the three and nine months ended March 31, 2024, respectively. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 and 2024

The following table sets forth the results of our operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,397,361	$2,777,108	$174,674	$272,133	$–	$4,574,276
Income (Loss) from Operations	(1,003,782)	(658,799)	(196,423)	(75,964)	(2,003,845)	(3,938,773)

	Three Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$2,315,123	$442,045	$303,406	$368,159	$–	$3,428,733
Income (Loss) from Operations	(3,609,032)	(1,264,488)	(106,814)	(47,191)	(3,626,742)	(8,654,267)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended March 31, 2025, was $1,397,361 compared with revenue of $2,315,123 during the three months ended March 31, 2024, an decrease of 39.6%. The decrease in revenues was a result of a reduction in sales of the Genefic Specialty Pharmacy subsidiary.

Dalrada Climate Technology:

Revenues for the three months ended March 31, 2025, was $2,777,108 compared with revenue of $442,045 during the three months ended March 31, 2024, a increase of $2,335,063, or 528.2%. The increase is is due to Bothof Brothers securing multiple construction opportunities.

Dalrada Precision Manufacturing:

Revenues for the three months ended March 31, 2025, was $174,674 compared with revenue of $303,406 during the three months ended March 31, 2024, a decrease of $175,732, or 57.9%. The decrease in revenue is primarily attributable to the decreased sales activity in the Deposition Technology and the Precision Parts subsidiaries.

Dalrada Technologies:

Revenues for the three months ended March 31, 2025, was $272,133 compared with revenue of $368,159 during the three months ended March 31, 2024, a decrease of $96,026, or 26.1%. The decrease in revenue was a result of completing customer contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the three months ended March 31, 2025, was $754,113 compared to cost of revenues of $4,127,905 during the three months ended March 31, 2024, an decreased of $3,373,792, or 81.7%. The decrease in cost of revenue was due to a decrease in sales activity and a cost of revenue true up during fiscal year 2024.

Dalrada Climate Technology:

Cost of Revenues for the three months ended March 31, 2025, was $2,116,964, compared to cost of revenues of $593,456 during the three months ended March 31, 2024, a increase of $1,523,508, or 256.7%. The increase in cost of revenue was a result of the Bothof Brothers securing multiple construction opportunities.

Dalrada Precision Manufacturing:

Cost of Revenues for the three months ended March 31, 2025, was $73,479 compared to cost of revenues of $150,022 during the three months ended March 31, 2024, a decrease of $76,543, or 51.0%. The decrease in cost of revenue is due to the decreased activity in the Deposition Technology and Dalrada Precision Parts subsidiaries.

Dalrada Technologies:

Cost of Revenues for the three months ended March 31, 2025, was $208,738 compared to cost of revenues of $210,432 during the three months ended March 31, 2024, an increase of $1,694 or 0.8%.

Operating Expenses

Genefic:

Operating expenses for the three months ended March 31, 2025, was $1,646,990 compared to operating expenses of $1,796,250 during the three months ended March 31, 2024, a decrease of $149,260 or 8.3%. The decrease in operating expenses was the result of the decrease in the sales activity within the segment.

Dalrada Climate Technology:

Operating expenses for the three months ended March 31, 2025, was $1,318,943 compared to operating expenses of $1,113,077 during the three months ended March 31, 2024, an increase of $205,866, or 18.5%. The increase in operating expenses was a result of the additional construction activity related to Bothof Brothers Construction.

Dalrada Precision Manufacturing:

Operating expenses for the three months ended March 31, 2025 was $250,618 compared to operating expenses of $260,198 during the three months ended March 31, 2024, a decrease of $9,580 or 3.7%.

Dalrada Technologies:

Operating expenses for the three months ended March 31, 2025 was $139,359 compared to operating expenses of $204,918 during the three months ended March 31, 2024, an decrease of $65,559, or 32.0%. The decrease in operating expenses was a result of overall activity within the segment.

Corporate:

Operating expenses for the three months ended March 31, 2025 was $1,987,305 compared to operating expenses of $3,626,742 during the three months ended March 31, 2024, an decrease of $1,639,437, or 45.2%. During the three months ended March 31, 2025 and 2024, the Company recorded stock compensation expense of $264,041 and $1,077,390, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $298,028 and $347,317 for the three months ended March 31, 2025 and 2024, respectively.

Net (Loss)

Net loss for the three months ended March 31, 2025 was $4,222,529 compared to net loss of $5,225,936 for the three months ended March 31, 2024.

Nine Months Ended March 31, 2025 and 2024

The following table sets forth the results of our operations for the nine months ended March 31, 2025 and 2024:

	Nine Months Ended March 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$7,600,892	$4,748,630	$380,283	$989,986	$–	$13,719,789
Income (Loss) from Operations	(4,412,225)	(2,561,903)	(878,119)	(122,360)	(6,739,645)	(14,714,252)

	Nine Months Ended March 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$8,549,065	$2,465,440	$2,438,030	$1,072,040	$–	$14,524,575
Income (Loss) from Operations	(4,497,315)	(3,643,773)	(409,239)	(153,521)	(9,247,889)	(17,951,737)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the nine months ended March 31, 2025, was $7,600,892 compared with revenue of $8,549,065 during the nine months ended March 31, 2024, an increase of $948,173or 11.1%. The decrease in revenue was a result in a decrease in sales within Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Revenues for the nine months ended March 31, 2025, was $4,748,630 compared with revenue of $2,465,440 during the nine months ended March 31, 2024, a increase of $2,283,190, or 92.6%. The increase in cost of revenue was a result of the Bothof Brothers securing multiple construction opportunities.

Dalrada Precision Manufacturing:

Revenues for the nine months ended March 31, 2025, was $380,283 compared with revenue of $2,438,030 during the nine months ended March 31, 2024, a decrease of $2,057,747, or 84.4%. The decrease in revenues was primarily attributable to a reduction in sales in the Deposition Techology and Dalrada Precision Parts subsidiaries.

Dalrada Technologies:

Revenues for the nine months ended March 31, 2025, was $989,984 compared with revenue of $1,072,040 during the nine months ended March 31, 2024, a decrease of $82,056, or 7.7%. The decrease in revenue was a result of completing customer contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the nine months ended March 31, 2025, was $6,033,704 compared to cost of revenues of $8,221,867 during the nine months ended March 31, 2024, an increase of $948,173, or 26.6%. The decrease in cost of sales was due to a decrease in sales activity and a cost of revenue true up during fiscal year 2024.

Dalrada Climate Technology:

Cost of Revenues for the nine months ended March 31, 2025, was $3,285,123, compared to cost of revenues of $2,839,171 during the nine months ended March 31, 2024, a increase of $445,952, or 15.7%. The increase in cost of revenue was a result of the Bothof Brothers securing multiple construction opportunities.

Dalrada Precision Manufacturing:

Cost of Revenues for the nine months ended March 31, 2025, was $315,280 compared to cost of revenues of $1,477,562 during the nine months ended March 31, 2024, a decrease of $1,162,282, or 78.7%. The decrease in cost of revenue was primarily attributable to a reduction in sales in the Deposition Technology and Dalrada Precision Parts subsidiaries.

Dalrada Technologies:

Cost of Revenues for the nine months ended March 31, 2025, was $649,648 compared to cost of revenues of $666,439 during the nine months ended March 31, 2024, a decrease of $16,791 or 2.5%.

Operating Expenses

Genefic:

Operating expenses for the nine months ended March 31, 2025, was $5,979,413 compared to operating expenses of $4,824,513 during the nine months ended March 31, 2024, a increase of $1,154,315, or 23.9%. The increase in operating expenses was primarily the result an increase in legal fees associated with lawsuits as well as consulting fees associated with a potential acquisition during FY 2025.

Dalrada Climate Technology:

Operating expenses for the nine months ended March 31, 2025, was $4,025,410 compared to operating expenses of $3,270,042 during the nine months ended Marchr 31, 2024, an increase of $755,368, or 23.1%. The decrease in operating expense was primarily a result of a reduction in overhead in Likido and Dalrada Techology Ltd.

Dalrada Precision Manufacturing:

Operating expenses for the nine months ended March 31, 2025 was $943,122 compared to operating expenses of 1,369,707 during the nine months ended March 31, 2024, a decrease of $426,585, or 31.1%. The decrease in operating expenses was a result of an overall decrease in activity within the segment.

Dalrada Technologies:

Operating expenses for the nine months ended March 31, 2025 was $462,696 compared to operating expenses of $559,122 during the nine months ended March 31, 2024, a decrease of $96,426, or 17.2%. The decrease in operating expenses was primarily attributable to the decrease in various miscellaneous expenses.

Corporate:

Operating expenses for the nine months ended March 31, 2025 was $18,182,553 compared to operating expenses of $19,271,273 during the nine months ended March 31, 2024, an decrease of $1,088,720, or 5.6%. During the nine months ended March 31, 2025 and 2024, the Company recorded stock compensation expense of $1,647,067 and $3,205,859, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $2,397,642 and $674,470 for the nine months ended March 31, 2025 and 2024, respectively.

Net (Loss)

Net loss for the nine months ended March 31, 2025 was $17,768,606 compared to net loss of $15,504,252 for the nine months ended March 31, 2024.

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

As of March 31, 2025, we maintained a cash and cash equivalents balance of $98,841 with a working capital deficit of $15,541,708.

Working Capital

As of March 31, 2025, the Company had current assets of $7,555,021 and current liabilities $23,096,729 compared with current assets of $8,605,651 and current liabilities of $15,690,957 on June 30, 2024. The decrease in the working capital was primarily a result of increased accounts payable to fund payroll and pay outstanding vendors.

Cash Flows

	Nine Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(6,143,953)	$(5,660,542)
Net cash used in investing activities	(479,798)	(272,783)
Net cash provided by financing activities	6,223,344	5,654,096
Net change in cash during the period, before effects of foreign currency	$(400,407)	$(279,229)

Cash flow from Operating Activities

During the nine months ended March 31, 2025, the Company used $6,143,953 of cash for operating activities compared to $5,660,542 used during the nine months ended March 31, 2024. The primary increase in use of cash for operating activities during the year was a result of a reduction in accounts payable.

Cash flow from Investing Activities

During the nine months ended March 31, 2025, the Company used $479,798 of cash for investing activities compared to $272,783 used during the nine months ended March 31, 2024. The increase in use of cash for investing activities during the year was primarily due to the purchase of Grand Entrances.

Cash flow from Financing Activities

During the nine months ended March 31, 2025, the Company received $6,223,344 in cash from financing activities compared to $5,654,096 during the nine months ended March 31, 2024. The increase in use of cash for financing activities during the year was primarily due to an increase in related and non-related notes payable.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project. As of March 31, 2025 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

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

Not applicable to smaller reporting entities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Securities.

None.

Item 3. Defaults Upon Senior Securities.

None noted.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: July 31, 2025	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	July 31, 2025
Brian Bonar	and Director

