Form 10-K
period 2025-06-30
DALRADA FINANCIAL CORP
filed 2025-09-30
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,950,569.

As of September 29, 2025, the registrant’s outstanding stock consisted of 120,157,113 common shares.

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

Dalrada Career Institute (“DCI”) (aka International Health Group (“IHG”)) - DCI provides highly trained nursing and medical assistants for hospitals and home health facilities since 2006. DCI’s programs include Licensed Vocational Nurse (“LVN”), Medical Assistant Program (“MA”), Certified Nursing Assistant (“CNA") and Home Health Aide (“HHA”) training.

Dalrada Climate Technology

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

During 2023, the U.S. Government selected DCT One Series high-performance, low-carbon heat pump for real-world testing in a prestigious clean energy program. The implementation of the DCT One Series testing is still in process. The expected positive results should not only increase market acceleration and adoption within the federal government acceptance of groundbreaking eco-friendly technology but should also accelerate adoption within the commercial building industry.

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

Research and Development

We spent $0 on research and development activities during the years ended June 30, 2025, and 2024, respectively. We anticipate that we will incur additional expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this Annual Report on form 10-K entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Item 2. Description of Property

We currently lease 87,674 square feet of office, medical, pharmacy and warehouse space in California, Alabama, Oregon, Louisiana, Scotland, Spain, and India, with leases that expire through 2030.

		Square
		Footage	Lease
Location	Type	(approximate)	Expiration
Escondido, California	Corporate Headquarters	6,964	6/30/2027
San Diego, California	Office	8,228	3/14/2028
Escondido, California	Office	2,992	6/30/2027
Chula Vista, California	Office, Medical Suite	3,200	1/31/2027
San Diego, California	Office, Medical Suite	9,016	8/31/2028
Bengaluru, India	Office	3,300	4/1/2026
Florence, Alabama (1)	Pharmacy	1,443	5/31/2025
Livingston, Scotland	Office, Warehouse	4,500	8/27/2025
Escondido, California	Office	562	12/31/2027
Livingston, Scotland	Office, Warehouse	19,000	11/2/2027
Bergondo, Spain	Office, Warehouse	9,000	5/31/2028
Metairie, Louisiana	Office, Medical Suite	6,468	9/30/2025
San Diego, California	Office, Warehouse	7,351	5/1/2030
Portland, Oregon	Office, Warehouse	5,650	4/30/2027

(1)	This lease expired on 5/31/25 and resumed on a month-to-month basis.

Item 3. Legal Proceedings

In September 2023, Asset Group, Inc. (“Asset”) filed a breach of contract with Dalrada Health Products (“DHP”) in the Superior Court of San Diego. The case arises out of a Purchase Order wherein Asset agreed to pay DHP the sum of $3,240,000 for the purchase of 1,800,000 IRIS Ear Loop Face Masks during the COVID-19 pandemic. Asset filed a complaint alleging DHP did not have authority to sell the masks. However, DHP have provided their counsel with proof of authority and are preparing a Cross-Complaint for Asset’s material breach of the contract. This matter is currently set for trial January 31, 2025. On January 15, 2025 DHP filed a cross-complaint against Asset Group and Dimco Holdings for tortious interference with contractual business relations. DHP contends that Asset and Dimco owe DHP the profits it would have made ($3,240,000) had Dimco not interfered with the sale. A jury trial is now scheduled for April 2026. Discovery is currently ongoing.

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

A former consultant, Simon Gray, and distribution representative, DePrey Company, acted in concert with supplier Zhongshan Mide Hardware Products Co., Ltd. (“Mide”) to misappropriate Fastenal Company purhcase orders and ultimately extract Dalrada Manufacturing out of its contractual relationship. DFCO has filed a lawsuit against DePrey Company and Simon Gray in July for a breach of contract and intentional interference with contractual relationships in the California Southern District Court. No trial date has been set in this matter and the parties are in the process of conducting discovery.

In June 2024, DFCO filed a case in the California Southern District Court alleging, among other causes of action, fraud, breach of contract, unjust enrichment following DFCO purchasing Likido company from Stuart Cox and his failure to disclose pertinent financial liabilities he had incurred prior to the sale of the company to DFCO. Case was thought to be resolved at mediation, but Mr. Cox filed a motion to vacate the settlement agreement and proceed with litigation. Case is currently under submission and awaiting a decision from the Court.

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

On November 27, 2024, FFF Enterprises filed a lawsuit against Genefic, Inc. and DFCO as an alleged breach of a service agreement with a demand for $564,743.48. Genefic/DFCO has filed a motion to dismiss DFCO as a defendant because they were never a party to the agreement and filed an Answer on behalf of Genefic. The case has been settled and no further liability is owed.

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

On August 11, 2025 Dalrada Precision Manufacturing Inc., a subsidiary of DFCO, filed a complaint in the San Diego Superior Court against Global Resources Sustainability Group, LLC and Richard Abernathy for fraud, conversion, breach of contract and violation of Bus. & Prof. Code 17200. This case is in the initial stages of prosecution.

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

Period	High	Low
Fiscal 2025
First Quarter ended September 30, 2024	$0.2000	$0.1100
Second Quarter ended December 31, 2024	$0.1500	$0.0400
Third Quarter ended March 31, 2025	$0.0900	$0.0000
Fourth Quarter ended June 30, 2025	$0.0500	$0.0100

Fiscal 2024
First Quarter ended September 30, 2023	$0.3500	$0.1100
Second Quarter ended December 31, 2023	$0.4600	$0.1800
Third Quarter ended March 31, 2024	$0.2100	$0.1400
Fourth Quarter ended June 30, 2024	$0.2400	$0.1400

Number of Holders

There were 120,157,113 and 88,699,139 issued and outstanding shares of common stock held by a total of 605 and 560 shareholders of record as of June 30, 2025, and 2024, respectively.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2025, and 2024. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

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

On October 14, 2024, the Company converted 4,400 shares of Series I Stock to 22,200,000 shares of its common stock and issued an additional 781,670 shares of its common stock pursuant to the DepTec Valuation Shortfall.

In February 2025, the Company approved a consulting agreement whereby the consultant shall be issued 3,000,000 shares of common stock over a three-year period beginning May 1, 2024. The consulting fees associated with the consulting agreement is $33,000 over the three-year period.

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

On October 14, 2024, the Company converted 4,400 shares of Series I Stock to 22,200,000 shares of its common stock.

On June 25, 2025, the Company converted $11,861,578 of related party debt principal and interest into 14,205 shares (effective price of $835 per share) of Series I Convertible Preferred Stock (“Series I Stock”). The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share). The Series I Stock does not have voting rights. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 3(a)(9) of the Act in that such issuance did not constitute a public offering.

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

Our Independent Registered Public Accounting Firm’s report contains a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report (included in Item 8 of the Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $24,672,190 and 29,185,898, respectively, for the years ended June 30, 2025 and 2024. Although the Company continues to rely on equity and debt investors to finance its losses, it is implementing plans to achieve cost savings and other strategic objectives to address Company profitability. In addition to raising debt and equity financing, the Company continues to focus on growing the subsidiaries anticipated to be most profitable while reducing investments in areas that are not expected to have long-term benefits. The Company will continue to pursue synergistic opportunities to enhance its business portfolio.

Industry Overview

Dalrada has five business divisions: Genefic, Dalrada Climate Technology, Dalrada Precision Manufacturing, Dalrada Technologies and Dalrada Corporate. Within each of these divisions, the Company focuses on various markets within health care and technology.

Specialty Pharmaceutical and Infusion Market

The specialty pharmaceutical and infusion market is a large and rapidly growing sector, characterized by a shift from hospital to outpatient and in-home care settings. Growth drivers include an aging population, increasing prevalence of chronic diseases and the introduction of novel, high-cost therapies.

Health Care Education Market

The healthcare education market is experiencing significant growth driven by technology integration, an aging population, and a high demand for skilled healthcare workers.

Heat Pump Technology Market

The global heat pump technology market continues to grow, primarily driven by the efficiency of heat pumps for decarbonization, significant government incentives, integration with renewable energy and smart systems and technological advances.

Deposition Technology Market

The deposition technology market, driven by demand in the semiconductor, electronics and solar industries, is experiencing robust growth. Key market drivers include the need for miniaturized devices, high-performance materials, and advanced coatings for new applications.

Energy Services Market

Digital engineering is a strategic, integrated digital approach that incorporates authoritative data, models and computational tools to support system development, operation and maintenance throughout the entire lifecyle. It connects disparate data and models, enabling engineers to collaborate, simulate, analyze and innovate more efficiently in virtual environments. This methodology transforms traditional linear engineering processes into iterative one, making product development more agile and accelerating the deployment of new technologies.

Acquisitions

During the year ended June 30, 2025, the Company acquired Grand Entrances to complement the Dalrada Climate Technology segment. During the year ended June 30, 2024, the Company acquired IV Services, LLC to complement the Genefic segment.

Refer to “Note 3. Business Combinations” to the Consolidated Financial Statements for discussion regarding the Company’s acquisitions.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the years ended June 30, 2025, and 2024:

	Year Ended June 30, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$10,424,584	$8.081,063	$448,409	$1,348,747	$–	$20,302,803
Loss from Operations	(3,617,276)	(2,864,224)	(4,006,024)	(62,001)	(9,909,185)	(20,458,710)

	Year Ended June 30, 2024
	Genefic	Dalrada Energy	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$13,217,899	$2,804,236	$2,447,148	$1,373,136	$–	$19,842,419
Loss from Operations	(6,611,308)	(6,314,398)	(1,349,321)	(235,104)	(12,329,215)	(26,839,346)

Dalrada Financial Corporation manages five primary segments: 1) Genefic (formerly Dalrada Health); 2) Dalrada Climate Technology; 3) Dalrada Precision Manufacturing; 4) Dalrada Technologies; and 5) Dalrada Corporate. The business segment data (see “Note 11. Segment Reporting”) should be read in conjunction with this discussion.

Revenues and Cost of Revenues

Genefic

Total Revenues for Genefic decreased to $10,424,584, or 21.1% from last year’s revenue of $13,217,899.

Genefic Specialty Pharmacy revenue decreased $6,858,370, or 51.9% compared to $13,217,899 in the prior year ended June 30, 2024. The decrease was a result of a shift from high volume, low margin specialty pharmacy prescriptions to a lower volume, high margin prescription model. Genefic Specialty Pharmacy’s debt service during fiscal year also affected revenue growth. The cost of revenue decreased $4,042,547, or 40.2% compared to $10,055,733 in the prior year ended June 30, 2024.

IV Services’ revenue increased $1,811,589, or 696.59% compared to $260,115 in the prior year ended June 30, 2024. The increase was a result of the infusion pharmacy operating for a full 12 month period.

DCI generated $1,993,351, or 19.1% of the total revenue for Genefic. DCI’s revenue increased by $654,391 from the prior year ended June 30, 2024, or 48.9%. The increase in revenue was a result of obtaining Licensed Vocational Nursing (“LVN”) accreditation along with a rising number of students entering and graduating from DCI’s Certified Nursing Assistant (“CNA”), Medical Assistant and Home Health Aid (“HHA”) Certification programs.

Dalrada Climate Technology (Formerly Dalrada Energy Services)

Total Revenues for Dalrada Climate Technology increased $5,276,827, or 188.17% from the prior year ended June 30, 2024 revenue of $2,804,236.

Dalrada Energy Services generated $1,039,181, or 13.55% of the total revenue for the Dalrada Climate Technology segment. Revenue for Dalrada Energy Services increased by $751,061, or 260.7% from the prior year ended June 30, 2024. The increase in revenue was a result of closing the Averett University project.

Bothof Brothers Construction (“Bothof”) generated $4,246,357, or 56.2% of the total revenue for the Dalrada Climate Technology segment. Bothof revenue increased by $2,040,809, or 73.8% from the prior year ended June 30, 2024. Bothof generated revenue in its construction and contracting services throughout the United States. Bothof Brothers’ customers include both residential and commercial projects in the private and public sectors. During the year, $1,602,577 of revenue was generated through related parties. The cost of revenue increased $327,131, or 12.3% compared to $2,664,363 in the prior year the prior year ended June 30, 2024.

Grand Entrances, acquired in August of 2024, generated $1,243,171 or 15.38% of the total revenue for the Dalrada Climate Technology segment. Grand Entrances customers consist of contractors, designers and residential customers.

Dalrada Precision Manufacturing

Total Revenues for Dalrada Precision Manufacturing decreased to $448,409, or 81.7% from the prior year ended June 30, 2024 revenue of $2,447,148.

Dalrada Precision Parts generated $50,251, or 11.2% of the total revenue for Dalrada Precision Manufacturing. Revenue for Dalrada Precision Parts decreased by $1,080,654, or 95.6% from the prior year ended June 30, 2024. The decrease in revenue was due to the loss of its primary customer in precision parts manufacturing. The cost of revenue decreased $372,819, or 87.2% compared to $427,364 in the prior year ended June 30, 2024.

DepTec generated $374,102, or 83.4% of the total revenue for Dalrada Precision Manufacturing. Revenue for DepTec decreased by $868,540, or 69.9% from the prior year ended June 30, 2024. DepTec records its revenue using a cost-based input method, by which we use actual costs incurred relative to the total estimated contract costs to determine, as a percentage, progress toward contract completion. The cost of revenues decreased $372,819, or 87.2% compared to $427,364 in the prior year ended June 30, 2024.

Ignite’s cleaners, parts washers and degreaser products generated $22,116, or 4.9% of total revenue for Dalrada Precision Manufacturing. Revenue for Ignite decreased by $51,485, or 70.0% from the prior year ended June 30, 2024. The decrease in revenue was due to ramping down operations of the company. The cost of revenues decreased $62,515, or 80.6% compared to $77,536 in the prior year ended June 30, 2024.

Dalrada Technologies

Total Revenue for Dalrada Technologies’ sole subsidiary, Prakat, decreased to $1,348,747, or 1.8% from the prior year ended June 30, 2024. The decrease in revenue was a result of several contracts ending their terms during the year. The cost of revenues decreased $34,971 or 4% compared to $883,986 in the prior year ended June 30, 2024.

Operating Expenses

Total Operating Expenses decreased to $25,759,830, or 7.5%, compared to last year’s expenses of $27,828,978.

Corporate

Total Corporate expenses decreased to $9,873,610, by 18.8%, compared to last year’s expenses of $12,302,415.

The Corporate segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $261,200, or 6.4% from the prior year ended June 30, 2024 and is a result of the centralization of certain resources for all entities.

•	Legal and professional fees increased by $474,864, or 33.7% from the prior year ended June 30, 2024 and is a result of the centralization of certain resources for all entities.

•	Sales and marketing costs increased by $161,989, or 159.8% from the prior year ended June 30, 2024 due to the centralization of certain resources for all entities.

•	Other general and administrative costs for general corporate expenses, including information technology, rent, travel, and insurance decreased by $162,607, or 9.4% from the prior year ended June 30, 2024 and is a result of a the centralization of certain resources for all entities.

Stock-based compensation includes expenses related to equity awards issued to employees and non-employee directors. Stock-based compensation decreased by $3,158,651, or 62.1% from the prior year ended June 30, 2024. See “Note 10. Stock-Based Compensation” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our stock-based compensation.

Genefic

Total Genefic expenses decreased to $5,566,659, by 26.6%, compared to last year’s expenses of $7,585,611.

The Genefic segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $785,794, or 21.5% from the prior year ended June 30, 2024 as a result of headcount and salary growth of the pharmacy businesses.

•	Legal and Professional Fees decreased by $111,215, or 16.0% from the prior year ended June 30, 2024 and primarily a result of a reduction in third party legal fees.

•	Sales and marketing costs decreased by $17,423, or 56.9% from the prior year ended June 30, 2024 due to reduced costs associated with the centralization of certain resources for all entities.

•	Other general and administrative costs decreased by $2,676,108, or 83.3% from the prior year ended June 30, 2024 and is a result of the centralization of certain resources for all entities.

Dalrada Climate Technology

Total Dalrada Climate Technology expenses increased to $5,740,001, by 10.3%, compared to last year’s expenses of $5,204,881.

The Dalrada Climate Technology Segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $945,116 or 32.8%, from the prior year ended June 30, 2024 as a result of growth of Bothof Brothers construction and the acquisition of Grand Entrances. In regard to Bothof Brothers, additional employee resources were added to focus on the development of the current projects and building a future pipeline.

•	Legal and Professional Fees decreased by $86,636, or 30.9% from the prior year ended June 30, 2024 and is a result a reduction in litigation and consultants associated with the various subsidiaries of the division.

•	Sales and marketing costs increased by $58,037, a 290.4% increase from the prior year ended June 30, 2024. The increase was a result in an increase in third party marketing costs.

•	Other general and administrative costs decreased by $381,397, or 18.8% from the prior year ended June 30, 2024 and is a result of the centralization of certain resources for all entities.

Dalrada Precision Manufacturing

Total Dalrada Precision Manufacturing expenses decreased to$1,282,290, by 36.3%, compared to last year’s expenses of $2,011,817.

The Dalrada Precision Manufacturing Segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits increased by $247,396 or 56.9% from the prior year ended June 30, 2024 due to the startup of Deposition Technology USA.

•	Legal and Professional Fees decreased by $77,972, or 63.5% from the prior year ended June 30, 2024. The decrease in legal fees was due to a reduction in litigation related to the subsidiaries within the division.

•	Sales and marketing costs decreased by $2,027, or 13.9% from the prior year ended June 30, 2024 due to the centralization of certain resources for all entities.

•	Other general and administrative costs decreased by $896,924, or 62.3% from the prior year ended June 30, 2024 and is a result of the centralization of certain resources for all entities. and other overhead expenses required for the expansion in the Precision Parts and DepTec businesses.

Dalrada Technologies

Total Dalrada Technologies expenses decreased to $561,733, by 22.4%, compared to the prior year ended June 30, 2024 expenses of $724,254.

The Dalrada Technologies segment’s Selling, general and administrative (“SG&A”) expenses consist of the following:

•	Employee compensation and benefits decreased by $54,929, or 19.0% from the prior year ended June 30, 2024 and is a result of employee wage fluctuations.

•	Legal and Professional Fees decreased by $5,891, or 3.1% from the prior year ended June 30, 2024 and is a result of decreased third-party engineering fees related to its projects.

•	Sales and marketing costs decreased by $16,518, or 95.1% from the prior year ended June 30, 2024 and is a result of decreased third-party advertising and marketing costs.

•	Other general and administrative costs decreased by $85,183, or 37.1% from the prior year ended June 30, 2024 and is a result of decreases in information technology, rent, travel, and insurance costs.

Other (Expense) Income

Other Expense increased to $4,203,880 compared to $2,430,952 for the year ended June 30, 2024.. The change in Other Expense of $1,862,938 was primarily due to an increase in interest expense of $1,962,395 and a change in fair value of contingent liability related to the true up in stock related to the Deposition Technology acquisition.

Net Loss

Net loss for the year ended June 30, 2025, was $24,672,190 compared to a net loss of $29,185,898 during the year ended June 30, 2024. The decrease in net loss for the year ended June 30, 2025 was mainly attributed to a centralization of operational costs across all operating segments and a reduction of unproductive activities.

Liquidity and Capital Resources

As of June 30, 2025, the Company has cash and cash equivalents of $502,094. The Company had current assets of $7,741,021 and current liabilities of $15,742,840compared with current assets of $8,605,651 and current liabilities of $15,690,957 at June 30, 2024. The continuation of the Company as a going concern is dependent upon successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits.

During the year ended June 30, 2025, we funded our business operations, including capital expenditures and working capital requirements, principally from cash and cash equivalents and issuance of debt and common stock. Our operations used $17,972,434 of cash during the twelve months ended June 30, 2025.

Throughout the year, revenue for the Genefic, Dalrada Climate Technology and Dalrada Precision Manufacturing segments did not meet our expectations, which caused substantial losses within each respective segment. Genefic experienced a reduction in sales as the Genefic Specialty Pharmacy pivoted to a different sales model and high debt. Dalrada Climate Technology experienced delays in commercializing its proprietary DCT-1 heat pump and ramping up its residential heat pump platform, while facing high operating costs. Dalrada Precision Manufacturing’s precision manufacturing business lost a significant customer during the year which led to a material loss in over revenue and cash flow. Furthermore, the Dalrada Corporate segment continued to generate significant expenses throughout the year ended June 30, 2025.

We have undertaken plans and initiatives, including cutting costs across all segments by the centralization of certain resources for all entities, and focusing our sales team on products and services to generate immediate sales. Our plans include finishing the percentage of completion projects for DepTec, entering more construction contracts through Bothof Brothers Construction, ramping up the new specialty pharmacy business model and pursuing partnerships to help expedite the commercialization of the DCT-1 heat pump.

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

We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. Our future working capital needs will depend on many factors, including the rate of our business and revenue growth, the availability and cost of material and other resources required to build and deliver products in accordance with our existing or future product orders, the timing of a successful commercialization of the DCT-1 heat pump. If we are unable to increase our revenues and manage our expenses in accordance with our operating plan, we may need to reduce the level or slow the timing of the growth plans contemplated by our operating plan, which would likely curtail or delay the growth in our business contemplated by our operating plan and could impair or defer our ability to achieve profitability and generate cash flow, or to seek to raise additional funds through debt or equity financings, strategic relationships, or other arrangements. There can be no assurance that we would be able to complete any proposed financing on terms acceptable to us, or at all, or that we otherwise will be successful in any of our other endeavors to continue to be financially viable and continue as a going concern. Our inability to raise additional capital on acceptable terms could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition. If we were to raise additional funds through the issuance of equity or convertible securities, the issuance could result in substantial dilution to existing stockholders, and the holders of those new securities may have rights, preferences and privileges senior to those of the holders of common stock. Furthermore, any decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Cash Flows

	Year Ended June 30,
	2025	2024
Net cash used in operating activities	(17,972,434)	(7,873,760)
Net cash used in investing activities	(697,091)	(552,658)
Net cash provided by financing activities	18,819,247	8,065,600
Net change in cash during the period, before effects of foreign currency	149,794	(360,818)

Cash flow from Operating Activities

During the year ended June 30, 2025, the Company used $17,972,434 of cash for operating activities compared to $7,873,760 used during the year ended June 30, 2024. The increase in the use of cash for operating activities was primarily due to an overall increase in funding from related parties.

Cash flow from Investing Activities

During the year ended June 30, 2025, the Company used $697,019 of cash for investing activities compared to $552,658 used during the year ended June 30, 2024. The decrease in the use of cash for investing activities was due to the purchase of property plant and equipment in the prior year.

Cash flow from Financing Activities

During the year ended June 30, 2025, the Company received $18,819,247 of cash for financing activities compared to $8,065,600 received during the year ended June 30, 2024. The increase in financing activities was primarily due to the draw down of various note payables to fund the company.

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the Consolidated Statements of Operations and Comprehensive Loss. The Company recorded an impairment of goodwill in the amount of $2,731,935 and $0 during the years ended June 30, 2025 and 2024, respectively. The change in goodwill for the year ended June 30, 2025 was primarily related to a reduction in current and future business related to Deposition Technology.

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

Item 8. Financial Statements

DALRADA FINANCIAL CORPORATION

Consolidated Financial Statements

For the Years Ended June 30, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dalrada Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dalrada Financial Corporation (the Company) as of June 30, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Assessment of Goodwill

Description of the Matter:

As described in Notes 2 and 4 to the consolidated financial statements, the Company conducts its goodwill impairment testing on an annual basis as of June 30 or whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Impairment of goodwill is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

The Company’s annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. As a result of this qualitative assessment, the Company determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test, the Company determined that goodwill was impaired by $2.7M. As a result of the impairment losses recognized, the carrying amount of the Company’s goodwill was reduced to $833K as of June 30, 2025.

We identified the evaluation of goodwill impairment assessment as a critical audit matter because of the significant judgment by management when determining the fair value of the reporting unit. This required a high degree of auditor judgment and increased auditor effort in auditing such assumptions.

How We Addressed the Matter in our Audit:

•	We compared forecasts prepared by management used in its impairment analysis to historical revenues and costs for reasonableness.
•	We performed procedures to verify the mathematical accuracy of the calculations used by management.
•	We recalculated the impairment recorded for goodwill of $$2.7M based on the excess of carrying value of goodwill over its estimated fair value as of June 30, 2025.
•	We assessed the appropriateness of the disclosures in the financial statements.

/s/ CM3 Advisory

We have served as the Company’s auditor since 2024

San Diego, California

September 29, 2025

PCAOB No. 6866

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets

	June 30,	June 30,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$172,787	$501,927
Restricted cash	329,307	–
Accounts receivable, net	2,747,194	2,864,172
Accounts receivable, net - related parties	1,093,620	1,236,484
Other receivables	17,109	680,598
Inventories	2,689,845	2,647,652
Prepaid expenses and other current assets	691,159	674,818
Total current assets	7,741,021	8,605,651
Noncurrent receivables	18,261	20,742
Noncurrent receivables - related parties	913,036	1,136,508
Property and equipment, net	1,273,315	1,452,282
Goodwill	1,531,893	4,175,758
Intangible assets, net	3,110,826	3,547,266
Right-of-use asset, net	2,629,794	2,437,034
Right-of-use asset, net - related party	1,140,749	1,689,806
Total assets	$18,358,895	$23,065,047

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,175,896	$5,870,168
Accrued liabilities	1,256,451	1,023,286
Accounts payable and accrued liabilities – related parties	3,387,977	136,976
Deferred revenue	1,506,686	1,569,149
Notes payable, current portion	3,937,797	5,710,718
Lease liability, current portion	899,402	832,142
Lease liability, current portion - related party	578,631	548,518
Total current liabilities	15,742,840	15,690,957
Notes payable, net of current portion	4,926,416	1,038,567
Notes payable, net of current portion – related parties	1,701,415	53,957
Contingent consideration	211,289	47,343
Lease liability, net of current portion	1,850,671	1,694,804
Lease liability, net of current portion - related party	614,681	1,193,312
Total liabilities	25,047,312	19,718,940

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000 shares authorized:
Series I preferred stock, $0.01 par value 55,759 shares authorized, issued and outstanding as of June 30, 2025 and June 30, 2024, respectively	558	351
Series H preferred stock, $0.01 par value, 15,022 shares authorized, issued and outstanding as of June 30, 2025 and June 30, 2024, respectively	150	150
Series G preferred stock, $0.01 par value, 10,002 shares authorized, issued and outstanding as of both June 30, 2025 and June 30, 2024, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding as of both June 30, 2025 and June 30, 2024, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 120,157,113 and 97,175,443 shares issued and outstanding at June 30, 2025 and June 30, 2024, respectively	600,785	485,877
Common stock to be issued	7,265	–
Preferred stock to be issued	11,861,578	21,839,776
Additional paid-in capital	176,249,788	151,791,802
Accumulated deficit	(195,323,647)	(170,677,066)
Accumulated other comprehensive loss	(150,536)	(909)
Total Dalrada Financial Corp's stockholders' equity	(6,753,909)	3,440,131
Noncontrolling interests	65,492	(94,024)
Total stockholders' equity	(6,688,417)	3,346,107
Total liabilities and stockholders' equity	$18,358,895	$23,065,047

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	June 30,
	2025	2024
Revenues	$18,622,330	$18,124,587
Revenues - related party	1,680,473	1,717,832
Total revenues	20,302,803	19,842,419
Cost of revenues	15,001,681	18,858,387
Gross profit	5,301,122	984,032

Operating expenses:
Selling, general and administrative	23,024,292	27,823,378
Loss on impairment of goodwill	2,735,540	–
Total operating expenses	25,759,832	27,823,378
Loss from operations	(20,458,710)	(26,839,346)

Other (expense) income:
Interest expense	(3,203,508)	(1,241,113)
Interest income	191,861	85,659
Other (expense) income, net	(1,173,639)	(1,179,091)
Gain (loss) on foreign exchange	(18,594)	(6,407)
Total other (expense) income, net	(4,203,880)	(2,340,952)
Loss before taxes	(24,662,590)	(29,180,298)
Income taxes	9,600	5,600
Net loss	(24,672,190)	(29,185,898)

Other comprehensive loss
Foreign currency translation	149,627	49,939
Comprehensive loss	(24,522,563)	(29,135,959)

Net loss attributable to noncontrolling interests	(25,609)	(237,841)
Net loss attributable to Dalrada Financial Corporation stockholders	$(24,646,581)	$(28,948,057)

Net loss per common share to Dalrada stockholders - basic	$(0.23)	$(0.31)
Net loss per common share to Dalrada stockholders - diluted	$(0.23)	$(0.31)

Weighted average common shares outstanding — basic	108,488,220	92,243,642
Weighted average common shares outstanding — diluted	108,488,220	92,243,642

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock
	Series I		Series H		Series G		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	35,108	$351	15,022	$150	10,002	$100.00	5,000	$50	88,699,139	$443,478

Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	1,609,639	8,048
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–	1,000,000	5,000
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	–	–	–	–	–	–	–	–	1,200,000	6,000
Common stock issued pursuant to private placement	–	–	–	–	–	–	–	–	4,666,665	23,351
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at June 30, 2024	35,108	$351	15,022	$150	10,002	$100	5,000	$50	97,175,443	$485,877

Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–	22,981,670	114,908
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	20,651	207	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	–	–	–	–	–	–	–	–	–	–
Common stock issued pursuant to private placement	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at June 30, 2025	55,759	$558	15,022	$150	10,002	$100	5,000	$50	120,157,113	$600,785

(Continued)

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(continued)

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Dalrada Financial Corp's Stockholders'	Noncontrolling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)
Balance at June 30, 2023	192,925	–	$145,251,822	$(141,729,009)	$(50,848)	$4,109,019	$143,817	$4,252,836

Common stock issued pursuant to acquisitions	(192,925)	4,596,334	386,093	–	–	4,797,550	–	4,797,550
Common stock issued pursuant to debt agreement	–	–	228,000	–	–	233,000	–	233,000
Conversion of related party notes into preferred stock	–	17,243,442	–	–	–	17,243,442	–	17,243,442
Warrants issued pursuant to acquisitions	–	–	22,722	–	–	22,722	–	22,722
Common stock issued pursuant to consulting agreement	–	–	235,200	–	–	241,200	–	241,200
Common stock issued pursuant to private placement	–	–	580,650	–	–	604,001	–	604,001
Stock-based compensation	–	–	5,087,315	–	–	5,087,315	–	5,087,315
Net loss	–	–	–	(28,48,057)	–	(28,948,057)	(237,841)	(29,185,898)
Foreign currency translation	–	–	–	–	49,939	49,939	–	49,939
Balance at June 30, 2024	–	21,839,776	$151,791,802	$(170,677,066)	$(909)	$3,440,131	$(94,024)	$3,346,107

Common stock issued pursuant to acquisitions	–	(4,596,334)	5,263,096	–	–	781,670	–	781,670
Common stock issued pursuant to debt agreement	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	–	(5,381,864)	17,243,235	–	–	11,861,578	–	11,861,578
Warrants issued pursuant to acquisitions	–	–	22,992	–	–	22,992	–	22,992
Common stock issued pursuant to consulting agreement	7,265	–	–	–	–	7,265	–	7,265
Common stock issued pursuant to private placement	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	1,928,663	–	–	1,928,663	–	1,928,663
Removal of NCI retained upon closure of Pala	–	–	–	–	–	–	185,125	185,125
Net loss	–	–	–	(24,646,581)	–	(24,646,581)	(25,609)	(24,672,190)
Foreign currency translation	–	–	–	–	(149,627)	(149,627)	–	(149,627)
Balance at June 30, 2025	7,265	11,861,578	$176,249,788	$(195,323,647)	$(150,536)	(6,753,909)	$65,492	$(6,688,417)

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,672,190)	$(29,185,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	997,280	885,965
Stock compensation	1,928,664	5,087,315
Stock consideration issued to vendor	–	241,200
Amortization of debt discount	248,107	–
Change in fair value of contingent consideration	163,945	752,429
Provision for credit losses	271,949	2,481,539
Impairment of goodwill	2,735,540	–
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	211,364	(1,376,743)
Other receivables	663,489	(303,994)
Inventories	(42,193)	(568,960)
Prepaid expenses and other current assets	(16,341)	726,900
Noncurrent receivables	225,953	58,365
Accounts payable	(1,694,272)	691,271
Noncurrent payables	30,906	(48,888)
Accounts payable and accrued liabilities - related parties	–	12,254,613
Accrued liabilities	256,157	199,236
Contingent consideration	781,671	–
Deferred revenue	(62,463)	231,890
Net cash used in operating activities	(17,972,434)	(7,873,760)
Cash flows from investing activities:
Purchase of property and equipment	(374,455)	(434,845)
Proceeds from sale of property and equipment	18,151	–
Purchase of intangibles	(25,569)	(117,813)
Acquisition of business, net of cash	(315,146)	–
Net cash used in investing activities	(697,019)	(552,658)
Cash flows from financing activities:
Proceeds from related party notes payable	16,760,036	2,923,418
Repayments of related party notes payable	–	(428,924
Repayments of convertible note payable	(248,107)	–
Proceeds from notes payable	–	6,211,058
Repayments of notes payable	–	(1,243,953)
Distributions of NonControlling Interest	185,125	–
Proceeds from notes payable, net of repayments	2,114,928	–
Proceeds from stock issuance	7,265	604,001
Net cash provided by financing activities	18,819,247	8,065,600
Net change in cash and cash equivalents	149,794	(360,818)
Effect of exchange rate changes on cash	(149,627)	49,939
Cash and cash equivalents at beginning of period	501,927	812,806
Cash and cash equivalents at end of period	$502,094	$501,927

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$3,203,038	$621,735

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$17,243,235	$14,878,016
Conversion of accounts payable-related parties to note payable-related parties	$(3,251,001)	$2,365,426
Preferred stock issued pursuant to business combination	$(4,596,334)	$–
Common stock issued pursuant to business combination	$114,908	$70,936
Warrants issued pursuant to acquisitions	$22,992	$22,722
Net assets acquired upon acquisition	$88,070	$371,298
Operating leases satisfied by related parties	$2,511,807	$–
(Decrease) Increase in right-of-use asset and liability	$30,906	$(58,227)

(The accompanying notes are an integral part of these consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Notes to the Consolidated Financial Statements

Years ended June 30, 2025, and 2024

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

Dalrada Career Institute (“DCI”) (aka International Health Group (“IHG”)) - DCI provides highly trained nursing and medical assistants for hospitals and home health facilities since 2006. DCI’s programs include Licensed Vocational Nurse (“LVN”), Medical Assistant Program (“MA”), Certified Nursing Assistant (“CNA") and Home Health Aide (“HHA”) training.

Dalrada Climate Technology

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

During 2023, the U.S. Government selected DCT One Series high-performance, low-carbon heat pump for real-world testing in a prestigious clean energy program. The implementation of the DCT One Series testing is still in process. The expected positive results should not only increase market acceleration and adoption within the federal government acceptance of groundbreaking eco-friendly technology but should also accelerate adoption within the commercial building industry.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2025, and 2024, the Company had negative working capital of $8,304,225 and $7,085,306, respectively. The Company incurred negative cash flows from operations for the years ended June 30, 2025, and 2024, and raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company expects to obtain operational liquidity through collection of outstanding accounts receivable from medical insurance providers, Medicare, pharmaceutical sales, the sale of DCT commercial and residential heat pumps as well as ongoing projects through Bothof Brothers, Dalrada Technology Spain and Deposition Technologies.

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

The consolidated financial statements include the accounts of Dalrada Financial Corporation, Solas Corp., Boost Genomics Inc. (formerly Empower Genomics, Inc.), Dalrada Career Institute (formerly International Health Group, Inc.), Genefic Specialty Rx (formerly Watson Rx Solutions, Inc.),IV Solutions, LLC, Dalrada Precision Corp., Dalrada Energy Services, Inc., Dalrada Home Corp., Likido Corp., Dalrada Technology Spain S.L., Ignite I.T., Bothof Brothers Construction Inc., Grand Entrances, Prakat Solutions, Inc., Prakat Solutions Private Limited, Likido Ltd., Deposition Technologies Ltd., Deposition Technology USA, and Dalrada Technology Ltd., controlled by the Company through its direct or indirect ownership of a majority voting interest. Additionally, the consolidated financial statements include the accounts of variable interest entities (“VIEs”) in which the Company has a variable interest and for which the Company is the “primary beneficiary” as it has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. All significant intercompany accounts and transactions are eliminated in consolidation.

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

When estimating its allowance for credit losses related to revenues from pharmacy sales, the Company differentiates its receivables based on the following customer types: healthcare insurers, government payers, and cash payers. Additionally, the Company applies assumptions and judgments for assessing collectability and determining net revenues and accounts receivable from its customers. Management considers various historical collection factors for assessing collectability and determining net revenues and accounts receivable from our customers which include the period that the receivables have been outstanding, history of payment amounts, status of collections due, and applicable statutes of limitations.

During the year ended June 30, 2025 and 2024, healthcare insurers, government payers and Over The Counter (“OTC”) pharmaceutical sales accounted for over 40% and 59% of total revenues, respectively. Also, healthcare insurers and government payers amounted to total revenues of $8,431,233 and $11,745,574 for the years ended June 30, 2025, and 2024, respectively. The accounts receivable related to both healthcare insurers and government payers is $781,756 and $1,807,586 as of June 30, 2025, and 2024, respectively.

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

	Fair Value Measurements as of June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$–	$–	$211,289	$211,289
	$–	$–	$211,289	$211,289

	Fair Value Measurements as of June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$–	$–	$47,343	$47,343
	$–	$–	$47,343	$47,343

The fair value of the contingent consideration liability related to the Company’s business combinations is valued based on a forward contract and the guaranteed equity value at settlement as defined in the acquisition agreement (see “Note 3. Business Combinations and Asset Acquisition). The fair value of the contingent consideration is then calculated based on the guaranteed equity value at settlement as defined in the acquisition agreement. (See “Note 12. Commitments and Contingencies”).

Changes in contingent consideration liability during the year ended June 30, 2025, and 2024, are as follows:

Contingent
Consideration
Liability
Balance as of June 30, 2024	$47,343
Removal of contract contingencies	(47,343)
Recognition of contract contingencies	211,289
Balance as of June 30, 2025	$211,289

Contingent
Consideration
Liability
Balance as of June 30, 2023	$4,285,389
Change in fair value	310,945
Transfer of contingent liability to current liability	(4,596,334)
Recognition of contract contingencies	47,343
Balance as of June 30, 2024	$47,343

(g)	Convertible Instruments

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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for expected credit losses is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025, and 2024, the Company had an allowance for expected credit losses of $87,620 and $1,009,972, respectively.

Genefic Pharmacy, Genefic Infusion, and Boost have a standardized approach to estimate the amount of consideration that we expect to be entitled to for its pharmaceutical revenue, and COVID-19 testing including the impact of contractual allowances (including payer denials), and patient price concessions. The Company principally estimates the allowance for credit losses by pool based on historical collection experience, the current credit worthiness of the customers, current economic conditions, expectations of future economic conditions and the period of time that the receivables have been outstanding. Adjustments to our estimated contractual allowances and implicit patient price concessions are recorded in the current period as changes in estimates.

(i)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out (“FIFO”) basis. As of June 30, 2025 and 2024, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions. No reserve was established for as of June 30, 2025 and 2024, respectively.

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

A Company acquisition includes contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 2. Summary of Significant Accounting Policies of our consolidated financial statements included in this Annual Report on Form 10-K. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. The contingent consideration increased by $163,946 to a balance of $211,289 during the year ended June 30, 2025, and the balance was subsequently transferred to a current liability. The outstanding balance of as of June 30, 2025 is in relation to the recognition of contract related contingencies.

(m)	Impairment of Long-Lived Assets

Goodwill is evaluated for impairment either through a qualitative or quantitative approach at least annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. If a quantitative assessment is performed that indicates the carrying amount of a reporting unit exceeds its fair market value, an impairment loss is recognized to reduce the carrying amount to its fair market value. The fair market value is determined based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches (“market approach”). Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. Fair value measurements used in the impairment review of goodwill are Level 3 measurements. As of June 30, 2025 and 2024, there were quantitative factors that indicated goodwill was impaired in the amounts of $2,731,935 and $0, respectively. The change in goodwill for the year ended June 30, 2025 was primarily related to a reduction in current and future business related to Deposition Technology.

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

The Company estimates warranty claims reserves based on historical results and research and determined that a warranty reserve was not necessary as of June 30, 2025, or 2024.

Net revenues from specialty pharmacy accounted for over 30% of the Company’s total net revenues for the year ended June 30, 2025. Sales are recognized at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring control of goods or services to the customer. The Company recognizes revenue, net of taxes and expected returns, at the time it sells merchandise, provides services or dispenses prescription drugs to the customer. The Company estimates revenue based on expected reimbursements from third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies) for dispensing prescription drugs. The estimates are based on all available information including historical experience and are updated to actual reimbursement amounts.

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

The Company also earns service revenue from its other subsidiaries, including information technology and consulting services via Prakat, educational programs, and courses from Dalrada Career Institute, energy services and solutions from Dalrada Technology Spain and Likido, and custom parts manufacturing for Dalrada Precision Parts. For Prakat, Dalrada Precision Parts, Dalrada Technology Spain, Grand Entrances, and Likido, revenues are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project or product, which represents transfer of control to the customer. For IHG, revenues are recognized over the course of a semester while services are performed.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	Year Ended
	June 30,
	2025	2024
Product sales - third parties	$6,812,477	$13,917,454
Product sales - related party	–	140
Service revenue - third parties	11,887,749	4,207,133
Service revenue - related party	1,602,577	1,717,692
Total revenue	$20,302,803	$19,842,419

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30,	June 30,
	2025	2024
Accounts receivable, net	$2,747,194	$2,864,172
Accounts receivable, net - related parties	1,093,620	1,236,484
Noncurrent receivables	18,261	20,742
Noncurrent receivables - related parties	913,036	1,136,508
Deferred revenue	1,506,686	1,569,149

The Company invoices customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities represent a set-up fee prepayment received from a customer in advance of performance obligations met. For the fiscal years ended June 30, 2025 and 2024, $1,569,149 and $1,337,259 of beginning deferred revenue was recognized as revenue, respectively.

(o)	Cost of Revenue

Cost of revenue consists primarily of inventory sold and related freight for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Year Ended
	June 30
	2025	2024
Product sales	$6,503,633	$12,628,731
Service revenue	8,493,048	6,229,656
Total cost of revenue	$15,001,681	$18,858,387

(p)	Advertising

Advertising costs are expensed as incurred. During the fiscal years ended June 30, 2025, and 2024, advertising expenses were $368,002 and $189,188, respectively.

(q)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the quoted market price of the equity instruments issued. During the years ended June 30, 2025, and 2024, stock-based compensation expenses were $1,928,664 and $5,087,315, respectively.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. During the years ended June 30, 2025, and 2024, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

As of June 30, 2025, and 2024, non-controlling interests pertained to the Company’s Prakat and Pala subsidiaries in the amount of 25.4% and 0.0%, and 25.4% and 49.0%, respectively. The Pala subsidiary was closed effective June 30, 2025 and all retained non-controlling interest was lost.

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

There were no adjustments to the numerator during the years ended June 30, 2025 and 2024.

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

Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's Consolidated Statement of Operations and Comprehensive Loss in the same line item as expense arising from fixed lease payments. As of the year ended June 30, 2025, management determined that there were no variable lease costs.

(w)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company had a full valuation allowance at June 30, 2025 and 2024, respectively.

(x)	Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU has been adopted in the Segment Note within this 10-K.

(y)	Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment was made to the Consolidated Statements of Operations and Comprehensive Loss to reclassify the tax provision expense from the Selling General and Administrative expenses to Income Tax Provision. This change also affected the segment reporting for 2024 shown in RESULTS OF OPERATIONS and 11. Segment Reporting.

3.	Business Combinations

Fiscal 2025 Transactions

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

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of May 13, 2024:

Purchase Price Allocation
Cash and cash equivalents	$2,991
Inventory	149,216
Prepaid expenses	2,390
Deposits	10,700
Fixed assets, net	166,526
IP-technology-license	99,000
Non-competes	17,500
Goodwill	371,298
Accounts payable	(97,494)
Accrued compensation – PTO	(12,933)
Loan payable	(46,500)
Purchase price consideration	$662,694

4.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of June 30, 2025, and 2024:

	June 30,	June 30,
	2025	2024
Raw materials	$977,224	$910,679
Work-in-progress	1,638,330	1,129,348
Finished goods	74,291	607,625
	$2,689,845	$2,647,652

Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2025, and 2024:

	June 30,	June 30,
	2025	2024
Machinery and equipment	$1,645,788	$1,769,470
Leasehold improvements	557,524	416,854
Computer and office equipment	583,350	458,689
	2,786,662	2,645,013
Less: Accumulated depreciation	(1,513,347)	(1,192,731)
	$1,273,315	$1,452,282

Depreciation expense of $535,271 and $473,183 for the years ended June 30, 2025, and 2024, respectively, were included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Goodwill

Goodwill consisted of the following by segment as of June 30, 2025, and 2024:

	Precision	Genefic	Climate Technology	Total
Balance: June 30, 2024	$3,106,090	$1,069,668	$–	$4,175,758
Additions	3,605	–	–	3,605
Adjustments to purchase price allocation	–	–	88,070	88,070
Less: loss on impairment	(2,735,540)	–	–	(2,735,540)
Balance: June 30, 2025	$374,155	$1,069,668	$88,070	$1,531,893

	Precision	Genefic	Climate Technology	Total
Balance: June 30, 2023	$3,106,090	$697,057	$–	$3,803,147
Additions	–	372,611	–	372,611
Balance: June 30, 2024	$3,106,090	$1,069,668	$–	$4,175,758

Intangible Assets, Net

Intangible assets, net consisted of the following as of June 30, 2025, and June 30, 2024:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2024	$693,385	$1,064,000	$1,244,480	$535,547	$929,979	$4,467,391
Retirements	–	(95,000)	–	–	–	(95,000)
Additions	–	–	97,200	–	23,369	120,569
Balance: June 30, 2025	693,385	969,000	1,341,680	535,547	953,348	4,492,960

Less: Accumulated amortization
Balance: June 30, 2024	(241,569)	(106,496)	(278,218)	(170,919)	(122,923)	(920,125)
Retirements	–	95,000	–	–	–	95,000
Additions	(69,339)	(50,785)	(132,583)	(63,483)	(240,854)	(557,009)
Balance: June 30, 2025	(310,908)	(62,281)	(410,801)	(234,402)	(363,777)	(1,382,134)

Net book value: June 30, 2025	$382,477	$906,719	$930,879	$301,145	$589,571	$3,110,826

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2023	$693,385	$1,064,000	$1,244,480	$535,547	$813,479	$4,350,891
Additions	–	–	–	–	116,500	116,500
Balance: June 30, 2024	693,385	1,064,000	1,244,480	535,547	929,979	4,467,391

Less: Accumulated amortization
Balance: June 30, 2023	(172,230)	(55,378)	(153,770)	(54,595)	(56,832)	(492,805)
Additions	(69,339)	(51,118)	(124,448)	(116,324)	(66,091)	(427,320)
Balance: June 30, 2024	(241,569)	(106,496)	(278,218)	(170,919)	(122,923)	(920,125)

Net book value: June 30, 2024	$451,816	$957,504	$966,262	$364,628	$807,056	$3,547,266

Amortization expense of $462,009 and $427,320 for the years ended June 30, 2025, and 2024, respectively, were included in selling, general and administrative expenses in the statements of operations and comprehensive loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

Future amortization expense is as follows:

Year Ending June 30,
2026	$380,288
2027	379,382
2028	378,450
2029	375,361
2030	358,277
Thereafter	1,239,068
Total	$3,110,826

5.	Notes Payable

Notes Payable – Related Parties

The following is a summary of notes payable – related parties as of June 30, 2025, and 2024:

	June 30, 2025
	Outstanding	Accrued
	Principal	Interest
Related entity 2	$866,244	$117,920
Related entity 4	714,196	33,909
Related entity 6	120,975	18,615
	$1,701,415	$170,444

	June 30, 2024
	Outstanding	Accrued
	Principal	Interest
Related entity 2	$52,887	$–
Related entity 4	1,070	–
	$53,957	$–

The following is a summary of current and noncurrent notes payable – related parties as of June 30, 2025, and 2024:

	June 30, 2025
	Current	Long-Term
	Portion	Portion	Total
Related entity 2	$–	$866,244	$866,244
Related entity 4	–	714,196	714,196
Related entity 6	–	120,975	120,975
	$–	$1,701,415	$1,701,415

	June 30, 2024
	Current	Long-Term
	Portion	Portion	Total
Related entity 2	$–	$52,887	$52,887
Related entity 4	–	1,070	1,070
	$–	$53,957	$53,957

A note with Related Entity 2 is dated December 31, 2023, bears interest at 9.5% per annum, is unsecured and is due 1,095 days from the date of issuance. All other notes are unsecured, bear interest at 8% per annum, and are due 1095 days from the date of issuance. Each related party has significant influence or common ownership with the Company’s Chief Executive Officer. As of June 30, 2025 and 2024, total accrued interest for Notes Payable-Related Parties was $170,444 and $0, respectively. The Company recorded interest expense from Notes Payable-Related Party for fiscal years ending June 30, 2025, and 2024, of $170,444 and $244,750, respectively.

There were various related party debt convertible notes that occurred during 2025 and 2024 (see “Note 8. Convertible Note Payable – Related Parties” for more information).

There is an expected future payment of $1,711,278 due for the year ended June 30, 2027 associated with the related party debt..

Notes Payable

Notes payable includes the following:

	June 30,	June 30,
	2025	2024
Current portion	$3,937,797	$5,710,718
Noncurrent portion	4,926,416	1,038,567
Total	$8,864,213	$6,749,285

The Company’s Economic Injury Disaster Loan (“EIDL”) dated May 10, 2020, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loan attaches collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The balance of Company’s EIDL is $150,005 and $147,807 for the years ended June 30, 2025, and 2024 respectively. The EIDL loan is technically in default as a result of a change in ownership without the Small Business Administration (“SBA”) prior written consent. The Company has contacted the SBA regarding the transfer of ownership and has not yet finalized the transfer of ownership.

The Company’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $12,217 and $24,206 for the years ended June 30, 2025, and 2024, respectively.

The Company has a loan totaling $72,348 and $95,060 as of June 30, 2025, and 2024, respectively, which includes an interest rate of 5% with a maturity date of April 29, 2025. The loan is collateralized by personal property and includes monthly payments in the amount of $2,656, with a balloon payment at the maturity date in the amount of $336,898. The Company renewed a loan on June 26, 2023, for $176,836, which includes an interest rate equal to the Wall Street Journal Prime Rate, or 8.25% as of June 30, 2023, and a maturity date of October 29, 2025.

On July 25, 2023, the Company entered into an agreement with OnPoint LTB, LLC, for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan, with interest only for 6 months, then amortizing over 18 months down to 50%, with the remaining 50% of the balance due at the end of term. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. The Company borrowed the first installment of $1,200,000 at the time of closing and the remaining $800,000 was borrowed on October 4, 2023. As part of the loan origination fee, the Company issued 500,000 shares of its common stock. The transaction includes a debt discount of $189,971 which is amortized using an effective interest method over a 24-month period. The net balance of the loan is $1,187,990 and $1,561,395 for the years ended June 30, 2025, and 2024, respectively.

On January 4, 2024, the Company executed a revenue purchase agreement with NewCo Capital Group LLC for $350,000, which included a 17% purchase percentage and a total purchased amount of $507,500 at the end of the term. The agreement included a $10,500 underwriting fee and a $10,500 origination fee. The debt was fully paid as of June 30, 2025.

On January 22, 2024, a loan and security agreement was executed with Nautilus Parent Holding, LLC whereby the Company can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum draw down of $750,000. On April 18, 2024, the Company board of directors approved to increase the maximum draw down to $8,000,000. The agreement included a $5,000 expense deposit. The net balance of the loan is $6,445,000 and $2,900,000 for the years ended June 30, 2025, and 2024, respectively.

On April 8, 2024, the Company entered into a promissory note with 1800 Diagonal Lending, LLC for $172,500. The promissory note included a one-time interest charge of 14%, which was applied on the issuance date, and matured on February 15, 2025. There were 10 monthly payments in the amount of $19,665 for a total payback of $196,650. The debt was fully paid as of June 30, 2025.

On May 2, 2024, the Company executed a revenue purchase agreement with Credit Line Capital Group for $600,000, which includes a 14% purchase percentage and a total purchased amount of $786,000 at the end of the term. The agreement includes a $6,000 underwriting fee and a $6,000 origination fee. The net balance of the loan is $33,550 and $508,476 for the years ended June 30, 2025, and 2024, respectively.

On May 16, 2024, the Company entered into a promissory note with 1800 Diagonal Lending, LLC for $122,475. The promissory note included a one-time interest charge of 14%, which was applied on the issuance date, and matures on March 30, 2025. There were 10 monthly payments in the amount of $13,962 for a total payback of $139,621. The debt was fully paid as of June 30, 2025.

On May 16, 2024, the Company entered into a term loan with Agile Capital Funding, LLC for $525,000 and included an administrative fee in the amount of $23,625. There were 32 weekly payments in the amount of $22,641 for a total payback of $724,500. The debt was fully paid as of June 30, 2025.

On June 25, 2024, the Company executed a revenue purchase agreement with Cucumber Capital LLC for $325,000, which included a 9% purchase percentage and a total purchased amount of $487,175 at the end of the term. The agreement included a $19,500 origination fee. The debt was fully paid as of June 30, 2025.

On July 29, 2024, the Company executed a revenue purchase agreement with Tycoon Capital Group with a total advance of $125,000 and payback of $187,375. The debt was fully paid as of June 30, 2025.

On August 23, 2024, the Company executed a revenue purchase agreement with Quick Funding with a total advance of $170,000 and payback of $254,150. The debt was fully paid as of June 30, 2025.

On September 20, 2024, the Company executed a revenue purchase agreement with QFS Capital, LLC with a total advance of up to $1,573,781 and payback of $2,359,097. The net balance of the loan is $277,191 as of June 30, 2025.

The following are the expected future payments as of June 30, 2025:

Fiscal Year Ending June 30,
2026	$3,937,797
2027	4,549,634
2028	57,298
2029	45,944
2030	11,281
Thereafter	262,259
$8,864,213

6.	Convertible Note Payable – Related Parties

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

On June 25, 2025, the Company converted $11,861,578 of related party debt principal and interest into 14,205 shares (effective price of $835 per share) of Series I Convertible Preferred Stock (“Series I Stock”). The Series I Stock shall convert at one share of Series I Stock to 5,000 shares of common stock (equivalent to converting the related dollars into common shares at $0.167 per share). The Series I Stock does not have voting rights. The Company issued these shares of common stock pursuant to the exemption from registration provided by Section 3(a)(9) of the Act in that such issuance did not constitute a public offering.

7.	Related Party Transactions

Fiscal 2025 Transactions

During the year ended June 30, 2025, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $16,473,716. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

As of June 30, 2025, amounts included within accounts payable and accrued liabilities – related parties for related party expenses were $2,514,302.

During the year ended June 30, 2025, the Company’s Bothof Brothers and Grand Entrances subsidiaries recognized revenue for construction services and custom door sales totaling $1,602,577 and $77,896, respectively, from corporations owned and/or operated by a related party who has a familial relationship with the Company’s CEO.

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

The following is a summary of revenues recorded by the Company’s related parties with common ownership:

	Year Ended
	June 30,
	2025	2024
Grand Entrances	$77,896	$–
Dalrada Energy Services	–	5,207
Ignite	–	140
Prakat	–	15,000
Bothof Brothers	1,602,577	1,697,485
	$1,680,473	$1,717,832

See Notes 5, 6, 7, 8, and 12 for additional related party transactions.

8.	Preferred Stock

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

On October 14, 2024, the Company converted 4,596 shares of Series I Stock to 22,981,670 shares of its common stock.

9.	Stockholders’ Equity

Common Stock Transactions – Fiscal 2025

On October 14, 2024, the Company converted 4,596 shares of Series I Stock to 22,981,670 shares of its common stock.

In February 2025, the Company approved a consulting agreement whereby the consultant shall be issued 3,000,000 shares of common stock over a three-year period beginning May 1, 2024. The consulting fees associated with the consulting agreement is $33,000 and amortized over the three-year period.

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

10.	Stock-Based Compensation

Dalrada Financial Corporation 2020 Stock Compensation Plan

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

On February 3, 2025, the Company authorized and issued 3,855,000 cashless warrants to various employees and consultants of the company. A total of 955,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.16 per share. A total of 200,000 cashless warrants vest over a 36-month period and hold an exercise price of $0.15 per share. A total of 2,000,000 cashless warrants vest over a 24-month period and hold an exercise price of $0.10 per share. A total of 500,000 cashless warrants vest over a 12-month period and hold an exercise price of $0.15 per share. A total of 200,000 cashless warrants vest immediately and hold an exercise price of $0.17 per share.

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2023	45,451,134	$0.33	8.83
Granted	21,566,000	0.14
Exercised	–	–
Forfeited	(12,902,355)	–
Outstanding - June 30, 2024	54,144,779	0.26	8.27
Granted	3,855,000	0.13
Exercised	–	–
Forfeited	(648,174)	–
Outstanding - June 30, 2025	57,321,605	$0.25	7.62
Exercisable at June 30, 2025	48,653,500	$0.27	7.49

	Years Ended June 30,
	2025	2024
Risk-free interest rate	4.36%	4.00%
Expected volatility	915.64%	109.7%
2025 Expected dividend yield	0.00%	0.00%
Expected life (years)	5.27	5.27

The intrinsic value of outstanding warrants was $0 as of June 30, 2025, and 2024.

During the year ended June 30, 2025, and 2024, stock-based compensation expenses were $1,928,664 and $5,087,315, respectively. Total unrecognized compensation cost of non-vested options was $488,130 and $2,384,724 on June 30, 2025, and 2024, respectively, which will be recognized over the next three fiscal years. The unrecognized compensation cost of non-vested options for the fiscal year ended June 30, 2025 will be recognized over the next two and half fiscal years.

11.	Segment Reporting

The Company operates in 5 separate divisions and is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who evaluates segment performance based on operating income (loss) for purposes of allocating resources and evaluating financial performance.

	Year Ended June 30, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$10,424,584	$8,081,063	$448,409	$1,348,747	$–	$20,302,803
Cost of revenue	8,475,202	5,205,286	436,603	849,015	35,575	15,001,681
Selling, general and administration	5,566,659	5,740,001	1,282,290	561,733	9,873,610	23,024,292
Research and development	–	–	–	–	–	–
Goodwill impairment	–	–	2,735,540	–	–	2,735,540
Other segment expenses	–	–	–	–	–	–
Income (Loss) from Operations	(3,617,277)	(2,864,224)	(4,006,023)	(62,001)	(9,909,185)	(20,458,710)
Other Income (Expenses)	(2,217,640)	118,986	25,240	(14,119)	(2,116,347)	(4,203,880)
Income tax benefit/provision	–	–	–	–	9,600	9,600
Net income/(loss)	(5,834,916)	(3,980,784)	(2,745,238)	(76,120)	(12,015,932)	(24,672,190)

	Year Ended June 30, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$13,217,899	$2,804,236	$2,447,148	$1,373,136	$–	$19,842,419
Cost of revenue	12,243,596	3,913,753	1,784,652	883,986	32,400	18,858,387
Selling, general and administration	7,585,611	5,204,881	2,011,817	724,254	12,296,815	27,823,378
Research and development	–	–	–	–	–	–
Other segment expenses	312,128	–	–	–	–	–
Income (Loss) from Operations	(6,611,308)	(6,314,398)	(1,349,321)	(235,104)	(12,329,215)	(26,839,346)
Other Income (Expenses)	(792,032)	(216,286)	61,410	(8,433)	(1,385,611)	(2,340,952)
Income tax benefit/provision	–	–	–	–	5,600	5,600
Net income/(loss)	(7,403,340)	(1,287,911)	(6,530,684)	(243,537)	(13,720,426)	(29,185,898)

The Company manages its business and makes its decisions within its operating segments. The Company classifies its operations into five segments: Genefic, Climate Technology, Manufacturing, Technology, and Corporate. The Company evaluates the performance of its segments primarily based on revenues and operating income (loss).

Segment information for the years ended June 30, 2025, and 2024 is as follows:

Geographic Information

The following table presents revenue by country:

	Year Ended,
	June 30,
	2025	2024
United States	$17,410,789	$17,194,741
Scotland	380,581	1,242,642
Spain	1,541,380	310,568
India	970,053	1,094,468
	$20,302,803	$19,842,419

The following table presents inventories by country:

	June 30,	June 30,
	2025	2024
United States	$205,049	$544,334
Scotland	2,484,796	2,103,318
	$2,689,845	$2,647,652

The following table presents property and equipment, net, by country:

	June 30,	June 30,
	2025	2024
United States	$1,142,344	$1,277,282
Scotland	80,084	121,180
Spain	44,966	48,121
India	5,921	5,699
	$1,273,315	$1,452,282

12.	Commitments and Contingencies

Lease Commitments

Right of Use Asset

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

On July 26, 2025, the IV Services, LLC amended its lease to extend the term from October 1, 2025 through September 31, 2030.

The following are the expected maturities of lease liabilities for operating leases as of June 30, 2025, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
2026	$1,662,498
2027	1,522,199
2028	653,000
2029	265,056
2030	228,581
Thereafter	–
Total lease payments	4,331,334
Less: imputed interest	(387,949)
Present value of lease liability	$3,943,385

Other information related to operating leases for the years ended June 30, 2025, and 2024, respectively, were as follows:

	June 30, 2025	June 30, 2024
Weighted average remaining lease term – years	2.8	3.1
Weighted average discount rate	7.14%	6.87%
Right of use assets obtained in exchange for operating leases	$953,329	$1,247,817
Operating cash flows from operating leases	$1,953,153	$1,536,060

13.	Income Taxes

We file income tax returns in the United States federal jurisdiction and in various state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The Company is currently on extension and has yet to file their income tax return for the year ended June 30, 2025.

As of June 30, 2025 and 2024, the Company had federal and state net operating loss carry forwards of $22,976,338, and $14,945,830, respectively, that may be offset against future taxable income which will begin to expire in 2038 through 2041.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended June 30, 2025, and 2024 is as follows:

	June 30,
	2025	2024
Current:
Federal	$–	$–
State	9,600	5,600
Foreign	–	–
	9,600	5,600
Deferred:
Federal	(4,598,433)	(5,083,865)
State	(1,277,576)	(1,426,068)
	(5,876,009)	(6,509,933)

Valuation allowance	5,876,009	6,509,933
Total provision for income taxes	$9,600	$5,600

The provision for income tax for the year ended June 30, 2025, is included in selling, general and administrative expenses.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carryforwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets as of June 30, 2025, and 2024 were as follows:

	June 30,
	2025	2024
Depreciation & Amortization	$93,044	$124,904
Reserves and Accruals	413,463	111,487
Research & Development Credits	–	–
Net Operating Loss Carryforwards	22,976,338	16,011,206
Gross Deferred Tax Assets	23,482,845	16,247,597

Valuation Allowance	(23,482,845)	(16,247,597)

Net Deferred Tax Assets	$–	$–

Reconciliation of the statutory federal income tax to the Company's effective tax:

	June 30,
	2025	2024
Tax at Federal Statutory Rate	21.0%	21.0%
State, Net of Federal Benefit	5.2%	4.9%
Foreign Tax	0.0%	0.0%
Tax Exempt Interest Income	0.0%	0.0%
Gain on Expiration of Accrued Tax Liability	0.0%	0.0%
Stock Based Compensation	(1.7)%	(3.7)%
Nondeductible Interest	0.0%	0.0%
Change in Valuation Allowance	(24.0)%	(22.2)%

Provision for Taxes	(0.0)%	(0.6)%

The difference in the effective rate and the statutory rate is due to permanent differences, primarily deductibility of penalties and interest on accrued payroll tax liabilities and the gains related to the expiration of the statute of limitations for accrued payroll tax liabilities.

14.	Subsequent Events

On August 5, 2025, the Company borrowed an additional $60,000 as part of the loan and security agreement with Nautilus Parent Holding, LLC. Pursuant to the terms of the loan and security agreement, the Company can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum drawdown of $8,000,000.

On September 18, 2025, the Company entered into a Promissory Note with Vanquish Funding Group Inc. for $140,300. The promissory note included a one-time interest charge of 14%, or $19,642, which was applied on the issuance date. The first payment of $95,965.20 is due on March 30, 2026 and total payback is due by June, 30, 2026 of $159,942.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(c) and Rule 15d-15(e).

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such an evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that certain internal controls over financial reporting were not effective as of June 30, 2025 due to the material weaknesses described in further detail below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of June 30, 2025, we have identified material weaknesses in the Company’s control environment in preparing adequate and complete schedules across the various consolidated entities including roll forwards, revenue recognition, and allowance estimates. Regarding the overall financial reporting structure of the Company, there is not currently a comprehensive and formalized financial reporting policies and procedures manual in place.

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2025, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

During the year ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of June 30, 2025 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held

Brian Bonar	77	CEO and Director
Kyle McCollum	42	CFO
Pauline Gourdie	52	Director
Brian Kendrick	61	Director
Anthony Zolezzi	70	Director
Amy Scannell	34	Director
Roger Campos [1]	79	Director
Heather McMahon [2]	52	Director
Vincent Monteparte [3]	60	Director

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

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers and directors, which we feel is sufficient at this time.

Item 11. Executive and Director Compensation

SUMMARY COMPENSATION TABLE

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Brian Bonar, CEO	2025	$305,366	$–	$–	$–	$–	$305,366
Kyle McCollum, CFO	2025	$347,596	$50,000	$–	$–	$–	$397,596
Pauline Gourdie	2025	$–	$–	$–	$–	$–	$0
Brian Kendrick	2025	$–	$–	$–	$–	$–	$0
Anthony Zolezzi	2025	$–	$–	$–	$–	$–	$0
Amy Scannell	2025	$–	$–	$–	$–	$–	$0
Vincent Monteparte	2025	$–	$–	$–	$–	$–	$0
Heather McMahon	2025	$–	$–	$10,000	$–	$–	$10,000
Roger Campos	2025	$–	$–	$10,000	$–	$–	$10,000
Total		$652,962	$50,000	$20,000	$–	$–	$722,962

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Brian Bonar, CEO	2024	$432,300	$–	$158,928	$–	$–	$591,228
Kyle McCollum, CFO	2024	$375,000	$100,000	$–	$–	$–	$475,000
Pauline Gourdie	2024	$–	$–	$158,928	$–	$–	$158,928
Brian Kendrick	2024	$–	$–	$158,928	$–	$–	$158,928
Anthony Zolezzi	2024	$43,824	$–	$158,928	$–	$–	$202,752
Amy Scannell	2024	$–	$–	$158,928	$–	$–	$158,928
Vincent Monteparte	2024	$–	$–	$158,928	$–	$–	$158,928
Heather McMahon	2024	$–	$–	$–	$–	$–	$–
Total		$851,124	$100,000	$953,568	$–	$–	$1,904,692

The company records stock-based warrants as they are issued within the timeframe specified in the contracts executed with service providers or within the timing of an employee’s anniversary date and are recorded the last day of the quarter in which they are earned. All stock-based warrants are tracked and measured in the table of the Consolidated Statement of Changes in Stockholders’ Equity (Deficit) as well as Item 10. Stock Based Compensation. Any stock-based compensation or warrants issued to officers are also noted by officer in table form in the Outstanding Equity Awards at Fiscal Year-End Table found below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS				STOCK AWARDS
Name and	Number of Securities Underlying Unexercised Options and Warrants	Number of Securities Underlying Unexercised Options and Warrants	Option Exercise	Option	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards Number of Unearned Shares Units or Other Rights That Have Not	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That Have Not
Principal	(#)	(#)	Price	Expiration	Vested	Vested	Vested	Vested
Position(s)	(Exercisable)	(Unexercisable)	($)	Date	(#)	($)	(#)	($)
Brian Bonar, CEO	500,000	–	0.45	7/7/2030	–	–	–	–
Brian Bonar, CEO	890,411	109,589	0.10	6/19/2033	–	–	–	–
Kyle McCollum, CFO	1,000,000	–	0.47	5/10/2031	–	–	–	–
Kyle McCollum, CFO	500,000	–	0.45	7/7/2030	–	–	–	–
Kyle McCollum, CFO	2,164,384	835,616	0.16	1/28/2033	–	–	–	–
Pauline Gourdie	500,000	–	0.45	7/7/2030	–	–	–	–
Pauline Gourdie	890,411	109,589	0.10	6/19/2033	–	–	–	–
Brian Kendrick	500,000	–	0.45	7/7/2030	–	–	–	–
Brian Kendrick	890,411	109,589	0.10	6/19/2033	–	–	–	–
Anthony Zolezzi	500,000	–	0.45	7/7/2030	–	–	–	–
Anthony Zolezzi	890,411	109,589	0.10	6/19/2033	–	–	–	–
Amy Scannell	500,000	–	0.45	2/14/2032	–	–	–	–
Amy Scannell	890,411	109,589	0.10	6/19/2033	–	–	–	–
Vincent Monteparte	500,000	–	0.45	2/14/2032	–	–	–	–
Vincent Monteparte	890,411	109,589	0.10	6/19/2033	–	–	–	–
Heather McMahon	433,642	119,782	0.10	1/29/2035	–	–	–	–
Roger Campos	217,808	782,192	0.10	1/29/2035	–	–	–	–

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price  of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

On August 16, 2021, the Company approved Amendment No. 1 of the 2020 Stock Compensation Plan used to compensate the Company board of directors. The Amended plan allocates the issuance of up to 6,500,000 shares which includes an additional 2,000,000 shares valued at $0.28 per shares or $560,000.

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

On February 3, 2025, the Company issued 2,000,000 cashless warrants to new members of the Board of Directors. The cashless warrants vest over a 24-month period and hold an exercise price of $0.10 per share. The cashless warrants expire in ten years after issuance. The fair value of the cashless warrants granted was $0.10 per share, or $20,000 which was calculated using the Black-Scholes model.

Employment Agreements

On July 1, 2024, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of eight hundred thousand dollars ($800,000) per year. Annual increases will be up to 10% based on performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split, which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $50,000 based on if the Company achieves certain key markers for that quarter. As additional compensation under the employment agreement, he shall be paid $250,000 annually in the form of cashless warrants at a strike price of $0.17. As of June 30, 2025, and 2024, the Company had $0 and $0, accrued within accounts payable and accrued liabilities – related parties, respectively.

Report on Repricing of Options

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2025, and as of the date of the filing of this Annual Report on Form 10-K by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all our executive officers and directors act as a group.

As of September 29, 2025, we had a total of 120,157,113 shares of common stock issued and outstanding held by a total of 605 shareholders of record. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Brian Bonar, Chief Executive Officer and Director[3]	Common Shares	26,149,312	17.5
Kyle McCollum, Chief Financial Officer[4]	Common Shares	3,664,384	2.5
Pauline Gourdie, Director[5]	Common Shares	1,390,411	0.9
Brian Kendrick, Director[5]	Common Shares	1,390,411	0.9
Anthony Zolezzi, Director[5]	Common Shares	1,390,411	1.2
Amy Scannell, Director[5]	Common Shares	1,390,411	0.9
Roger Campos, Director⁶	Common Shares	217,808	0.1
All officers and Directors as a group (seven persons)	Common Shares	36,009,814	24.1

[1]	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
[2]	Applicable percentage of ownership is based on 120,157,113 shares of Common Stock outstanding as of September 29, 2025, plus, for each stockholder, all shares that such stockholder could acquire within 60 days of September 29, 2025, upon the exercise of existing warrants or conversion of existing convertible securities.
[3]	Includes 6,487,875 common shares; 18,271,026 common shares that can be purchased within 60 days of September 29, 2025, upon the conversion of 4,537 Series I Preferred Shares, 247 Series H Preferred Shares, and 1,529 Series I Preferred Shares; and 1,390,411 shares that can be purchased within 60 days of September 29, 2025, upon the exercise of 1,390,411 warrants.

[4]	Includes 3,664,384 shares that can be purchased within 60 days of September 29, 2025, upon the exercise of 3,664,384 warrants.
[5]	Includes 416,667 common shares and 1,390,411 shares that can be purchased within 60 days of September 29, 2025, upon the exercise of 1,390,411 warrants.
[6]	Includes 217,808 shares that can be purchased within 60 days of September 29, 2025, upon the exercise of 217,808 warrants.

The address for each of the persons listed in the chart is 600 La Terraza Blvd., Escondido, California 92025.

Item 13. Certain Relationships, Related Transactions and Director Independence

Notes Payable – Related Parties

	June 30, 2025
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$866,244	$117,920
Related entity 2	714,196	33,909
Related entity 3	120,975	18,615
	$1,701,415	$170,444

	June 30, 2024
	Outstanding	Accrued
	Principal	Interest
Related entity 1	$52,887	$–
Related entity 2	1,070	–
	$53,957	$–

A note with Related Entity 2 is dated December 31, 2023, bears interest at 9.5% per annum, is unsecured and is due 1,095 days from the date of issuance. All other notes are unsecured, bear interest at 8% per annum, and are due 1095 days from the date of issuance. Each related party has significant influence or common ownership with the Company’s Chief Executive Officer.

Related Party Transactions

On July 1, 2024, the Company formalized an employment agreement with its Chief Executive Officer, which entitles him to compensation of eight hundred thousand dollars ($800,000) per year. Annual increases will be up to 10% based on performance criteria to be determined at a later date. He will be issued common stock of the Company sufficient to provide a 10% ownership position post reverse split, which shares be maintained for a period of two years. In addition to all other benefits and compensation, he shall be eligible for a quarterly bonus of $50,000 based on if the Company achieves certain key markers for that quarter. As additional compensation under the employment agreement, he shall be paid $250,000 annually in the form of cashless warrants at a strike price of $0.17. As of June 30, 2025, and 2024, the Company had $0 and $0, accrued within accounts payable and accrued liabilities – related parties, respectively.

The following is a summary of revenues recorded by the Company’s to related parties with common ownership:

	Year Ended
	June 30,
	2025	2024
Dalrada Health	$–	$–
Dalrada Energy Services	–	5,207
Ignite	–	140
Prakat	–	15,000
Grand Entrances	77,896	–
Bothof Brothers	1,586,472	1,697,485
	$1,664,368	$1,717,832

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

The Company incurred $139,172 in audit fees for the year ended June 30, 2025.

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

Exhibits

Exhibit Number	Exhibit Description
14	Code of Business Conduct and Ethics
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: September 29, 2025	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Principal Executive Officer and Director	September 29, 2025
Brian Bonar

/s/ Kyle McCollum	Principal Financial and Accounting Officer	September 29, 2025
Kyle McCollum

/s/ Pauline Gourdie	Director	September 29, 2025
Pauline Gourdie

/s/ Brian Kendrick	Director	September 29, 2025
Brian Kendrick

/s/ Anthony Zolezzi	Director	September 29, 2025
Anthony Zolezzi

/s/ Amy Scannell	Director	September 29, 2025
Amy Scannell

/s/ Roger Campos	Director	September 29, 2025
Roger Campos

