Form 10-Q
period 2025-09-30
DALRADA FINANCIAL CORP
filed 2025-11-14
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, the registrant’s outstanding stock consisted of 120,157,113 common shares.

DALRADA FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

DALRADA FINANCIAL CORPORATION

Consolidated Balance Sheets (unaudited)

	September 30,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$160,008	$172,787
Restricted cash	329,307	329,307
Accounts receivable, net	2,547,318	2,747,194
Accounts receivable, net - related parties	1,659,383	1,093,620
Inventories	2,694,079	2,689,845
Prepaid expenses and other current assets	570,825	708,268
Total current assets	7,960,920	7,741,021
Noncurrent receivables	17,637	18,261
Noncurrent receivables - related parties	913,036	913,036
Property and equipment, net	1,154,335	1,273,315
Goodwill	1,531,893	1,531,893
Intangible assets, net	3,011,313	3,110,826
Right-of-use asset, net - Operating	2,254,234	2,629,794
Right-of-use asset, net - related party - Operating	1,140,749	1,140,749
Total assets	$17,984,117	$18,358,895

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,746,996	$4,175,896
Accrued liabilities	2,012,526	1,256,451
Accounts payable and accrued liabilities – related parties	5,710,800	3,387,977
Deferred revenue	1,910,269	1,506,686
Notes payable, current portion	3,775,451	3,937,797
Lease liability, current portion - Operating	810,940	899,402
Lease liability, current portion - related party - Operating	646,956	578,631
Total current liabilities	19,613,938	15,742,840

Noncurrent payables	–	–
Notes payable, net of current portion	4,926,416	4,926,416
Notes payable, net of current portion – related parties	3,723,405	1,701,415
Contingent consideration	211,289	211,289
Lease liability, net of current portion	1,644,973	1,850,671
Lease liability, net of current portion - related party	462,732	614,681
Total liabilities	30,582,753	25,047,312

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000 shares authorized:
Series I preferred stock, $0.01 par value, 51,059 and 35,108 shares authorized, issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	558	558
Series H preferred stock, $0.01 par value, 15,002 shares authorized, issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	150	150
Series G preferred stock, $0.01 par value, 10,002 shares authorized, issued and outstanding as of both December 31, 2024 and June 30, 2024, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding as of both December 31, 2024 and June 30, 2024, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 97,175,443 and 88,699,139 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	600,785	600,785
Common stock to be issued	10,957	7,265
Preferred stock to be issued	11,861,578	11,861,578
Additional paid-in capital	176,386,787	176,249,788
Accumulated deficit	(201,383,048)	(195,323,647)
Accumulated other comprehensive loss	(138,378)	(150,536)
Total Dalrada Financial Corp's stockholders' equity	(12,660,461)	(6,753,909)
Noncontrolling interests	61,825	65,492
Total stockholders' equity	(12,598,636)	(6,688,417)
Total liabilities and stockholders' equity	$17,984,117	$18,358,895

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended
	September 30,
	2025	2024
Revenues	$3,520,064	$5,811,707
Revenues - related party	578,722	218,948
Total revenues	4,098,786	6,030,655
Cost of revenues	3,538,608	4,867,488
Gross profit	560,178	1,163,167

Operating expenses:
Selling, general and administrative	5,879,442	6,885,241
Total operating expenses	5,879,442	6,885,241
Loss from operations	(5,319,264)	(5,722,074)

Other (expense) income:
Interest expense	(733,338)	(1,065,814)
Interest income	2,413	18,123
Other (expense) income	1,760	(35,034)
(Loss) gain on foreign exchange	(2,959)	5,885
Total other (expense) income, net	(732,124)	(1,076,840)
Loss before taxes	(6,051,388)	(6,798,914)
Income taxes	(11,680)	–
Net loss	(6,063,068)	(6,798,914)

Other comprehensive loss
Foreign currency translation	12,158	(19,675)
Comprehensive loss	$(6,050,910)	$(6,818,589)

Net loss attributable to noncontrolling interests	(3,667)	12,085
Net loss attributable to Dalrada Financial Corporation stockholders	$(6,059,401)	$(6,810,999)

Net loss per common share to Dalrada stockholders - basic	$(0.06)	$(0.07)
Net loss per common share to Dalrada stockholders - diluted	$(0.06)	$(0.07)

Weighted average common shares outstanding — basic	108,488,220	92,135,080
Weighted average common shares outstanding — diluted	108,488,220	92,135,080

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2025 and 2024 (unaudited)

Preferred Stock
	Series I		Series H		Series G		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2025	55,759	$558	15,022	$150	10,002	$100	5,000	$50	120,157,113	$600,785
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2025	55,759	$558	15,022	$150	10,002	$100	5,000	$50	120,157,113	$600,785

	Common	Preferred	Additional		Accumulated Other	Total Dalrada Financial Corp's		Total Stockholders'
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Equity
	to be Issued	to be Issued	Capital	Deficit	Income (Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2025	$7,265	$11,861,578	$176,249,788	$(195,323,647)	$(150,536)	$(6,753,909)	$65,492	$(6,688,417)
Warrants issued pursuant to acquisitions	–	–	5,749	–	–	5,749	–	5,749
Common stock issued pursuant to consulting agreement	3,692	–	–	–	–	3,692	–	3,692
Stock-based compensation	–	–	131,250	–	–	131,250	–	131,250
Net loss	–	–	–	(6,059,401)	–	(6,059,401)	(3,667)	(6,063,068)
Foreign currency translation	–	–	–	–	12,158	12,158	–	12,158
Balance at September 30, 2025	$10,957	$11,861,578	$176,386,787	$(201,383,048)	$(138,378)	$(12,660,461)	$61,825	$(12,598,636)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2025 and 2024 (unaudited)

(continued)

	Preferred Stock
	Series I		Series H		Series G		Series F		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2024	35,108	$351	15,022	$150	10,002	$100	5,000	$50	97,175,443	$485,877
Common stock issued pursuant to acquisitions	4,440	44	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	20,651	207	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2024	60,199	$602	15,022	$150	10,002	$100	5,000	$50	97,175,443	$485,877

	Common Stock to be	Preferred Stock to be	Additional Paid-in	Accumulated	Accumulated Other Compre- hensive Income	Total Dalrada Financial Corp’s Stockholders'	Non- controlling	Total Stockholders' Equity
	Issued	Issued	Capital	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2024	–	21,839,776	$151,791,802	$(170,677,066)	$(909)	$3,440,131	$(94,024)	$3,346,107
Common stock issued pursuant to acquisitions	–	(4,596,334)	4,596,290	–	–	–	–	–
Conversion of related party notes into preferred stock	–	(17,243,442)	17,243,235	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,748	–	–	5,748	–	5,748
Stock-based compensation	–	–	1,003,943	–	–	1,003,943	–	1,003,943
Net loss	–	–	–	(6,810,999)	–	(6,810,999)	12,085	(6,798,914)
Foreign currency translation	–	–	–	–	(19,675)	(19,675)	–	(19,675)
Balance at September 30, 2024	–	–	$174,641,018	$(177,488,065)	$(20,584)	$(2,380,852)	$(81,939)	$(2,462,791)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,063,068)	$(6,798,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,493	410,968
Stock compensation	131,250	1,003,943
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	(365,887)	1,432,448
Other receivables	17,109	392,845
Inventories	(4,234)	(287,275)
Prepaid expenses and other current assets	120,334	(78,281)
Noncurrent receivables	624	9,844
Accounts payable	571,100	(737,552)
Accounts payable and accrued liabilities - related parties	–	2,997,705
Accrued liabilities	756,075	99,858
Decrease in Right of Use Asset/Liability	(2,224)	–
Contingent consideration	–	211,289
Deferred revenue	403,583	(100,083)
Net cash used in operating activities	(4,216,845)	(1,443,205)
Cash flows from investing activities:
Purchase of property and equipment	–	(440,862)
Purchase of intangibles	–	(148,700)
Acquisition of business, net of cash	–	(36,570)
Net cash used in investing activities	–	(626,132)
Cash flows from financing activities:
Proceeds from related party notes payable	4,542,870	559,653
Repayments of notes payable	–	1,393,236
Net proceeds (repayments) from notes payable	(162,346)	–
Additional Paid in Capital	136,999	–
Stock issued	3,692	–
Net cash provided by financing activities	4,521,215	1,952,889
Net change in cash and cash equivalents	304,370	(116,448)
Effect of exchange rate changes on cash	12,158	(19,675)
Cash and cash equivalents at beginning of period	172,787	501,927
Cash and cash equivalents at end of period	$489,315	$365,804

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,680	–
Cash paid for interest	$243,192	$21,696

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$–	$17,243,235
Preferred stock issued pursuant to business combination	$–	$4,596,290
Warrants issued pursuant to acquisitions	$5,748	$5,748
(Decrease) Increase in right-of-use asset and liability	$(2,224)	$27,990

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

DALRADA FINANCIAL CORPORATION

Condensed Notes to the Unaudited consolidated Financial Statements

1.	Organization and Nature of Operations

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

Liquidity and Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2025, and June 30, 2025, the Company had negative working capital of $11,660,541 and $8,304,225, respectively. The Company incurred negative cash flows from operations for the three months ended September 30, 2025, and 2024, and raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this report. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company expects to obtain operational liquidity through collection of outstanding accounts receivable from medical insurance providers, the sale of DCT heat pumps as well as ongoing projects through the Company’s various subsidiaries.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by US GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, balances are expressed in U.S. dollars. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2025 (the “2025 Annual Audited Financials"), included in the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2025 (the "Form 10-K”). The results of operations as of and for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for the 2026 full year or any future periods. The accompanying consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated balance sheet as of June 30, 2025 contained in the 2025 Annual Audited Financials included in the Form 10-K.

(b)	Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.

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

The preparation of these unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the revenue, valuation of inventory, valuation of acquired assets and liabilities, variables used in the computation of share-based compensation, litigation, contingent consideration, and evaluation of goodwill and intangible assets for impairment.

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

During the three months ended September 30, 2025 and 2024, healthcare insurers, government payers and Over The Counter (“OTC”) pharmaceutical sales accounted for 57%, and 67% of total revenues, respectively. The accounts receivable related to both healthcare insurers and government payers are $537,771 and $781,756 as of September 30, 2025 and June 30, 2025, respectively.

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

	Fair Value Measurements as of September 30, 2025:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$–	$–	$211,289	$211,289
	$–	$–	$211,289	$211,289

	Fair Value Measurements as of June 30, 2025:
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

The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments) as follows. The Company records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the shares. There was no derivative liability as of September 30, 2025.

(h)	Accounts Receivable

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for expected credit losses is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2025, and June 30, 2025, the Company had an allowance for expected credit losses of $59,238 and $87,620, respectively.

(i)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As of September 30, 2025, and year ended June 30, 2025, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions. No reserve was established as of September 30, 2025 and June 30, 2025.

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

Certain acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. As of September 30, 2025, and June 30, 2025, the Company had a fair value of the contingent consideration $211,289 and $211,289, respectively.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. During the quarter ended September 30, 2025, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of the qualitative impairment assessment performed, the Company did not recognize goodwill impairment.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended
	September 30,
	2025	2024
Product sales - third parties	$1,170,049	$3,621,258
Product sales - related party	–	140
Service revenue - third parties	2,350,015	2,190,309
Service revenue - related party	578,722	218,948
Total revenue	$4,098,786	$6,030,655

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30,	June 30,
	2025	2025
Accounts receivable, net	$2,547,318	$2,747,194
Accounts receivable, net – related parties	1,659,383	1,093,620
Long-term receivables	17,637	18,261
Long-term receivables – related parties	913,036	913,036
Deferred revenue	1,910,269	1,506,686

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended
	September 30,
	2025	2024
Product sales	$851,618	$3,335,732
Service revenue	2,686,990	1,531,756
Total cost of revenue	$3,538,608	$4,867,488

(p)	Advertising

Advertising costs are expensed as incurred. During the three months ended September 30, 2025 and 2024, advertising expenses were approximately $70,711 and $28,045, respectively.

(q)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended September 30, 2025 and 2024, stock-based compensation was $131,250 and $1,003,943, respectively.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three months ended September 30, 2025, and 2024, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

As of September 30, 2025, and June 30, 2025, non-controlling interests pertained to the Company’s Prakat subsidiary.

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

The weighted average number of common stock equivalents related to cashless warrants of 57,321,605 and 54,114,779, was not included in diluted loss per share, because the effects are antidilutive, for the three months ended September 30, 2025 and 2024, respectively.

There were no adjustments to the numerator during the three months ended September 30, 2025 and 2024.

(v)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company had a full valuation allowance at September 30, 2025 and June 30, 2025.

(w)	Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updated reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also required disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. This ASU was adopted in our fiscal year 2025.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for us for the fiscal year ended June 30, 2026. This guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of the standard on our financial statements and disclosures.

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

3.	Business Combinations and Asset Acquisition

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

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of August 21, 2024:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$24,069
Accounts receivable, net	207,335
Prepaid expenses	28,917
Inventory	182,281
Property and equipment, net	55,405
Goodwill	185,269
Accounts payable	(141,064)
Deferred revenue	(2,186)
Ally loan	(10,515)
Fundation loan	(84,677)
MCA servicing loan	(83,445)
BA EIDL loan	(150,000)
Purchase price consideration	$211,389

4.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of September 30, 2025 and June 30, 2025:

	September 30,	June 30,
	2025	2025
Raw materials	$1,243,531	$977,224
Work-in-progress	807,254	1,638,330
Finished goods	643,294	74,291
	$2,694,079	$2,689,845

Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2025 and June 30, 2025:

	September 30,	June 30,
	2025	2025
Machinery and equipment	$1,615,520	$1,645,788
Leasehold improvements	557,524	557,524
Computer and office equipment	583,350	583,350
	2,756,394	2,786,662
Less: Accumulated depreciation	(1,602,059)	(1,513,347)
	$1,154,335	$1,273,315

Depreciation expense of $118,980 and $251,637 for the three months ended September 30, 2025, and 2024, respectively, were included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Intangible Assets, Net

Intangible assets, net consisted of the following as of September 30, 2025 and June 30, 2025:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals
Balance: June 30, 2025	$693,385	$969,000	$1,341,680	$535,547	$953,348	$4,492,960
Additions	–	–	–	–	–	–
Balance: September 30, 2025	693,385	969,000	1,341,680	535,547	953,348	4,492,960

Less: Accumulated amortization
Balance: June 30, 2025	(310,908)	(62,281)	(410,766)	(234,402)	(363,777)	(1,382,134)
Additions	(17,335)	(13,919)	(33,542)	(15,717)	(19,000)	(99,513)
Balance: September 30, 2025	(328,243)	(76,200)	(444,308)	(250,119)	(382,777)	(1,481,647)

Net book value: September 30, 2025	$365,142	$892,800	$897,372	$285,428	$570,571	$3,011,313

Amortization expense of $99,513 and $159,331 for the three months ended September 30, 2025, and 2024, respectively, were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line method over their estimated average range of period of benefit.

5.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on September 30, 2025 and June 30, 2025:

	September 30, 2025
	Outstanding	Accrued
	Principal	Interest
Related entity 2	$1,747,662	$235,293
Related entity 4	1,305,097	49,812
Related entity 6	670,646	21,186
	$3,723,405	$306,291

	June 30, 2025
	Outstanding	Accrued
	Principal	Interest
Related entity 2	$866,244	$117,920
Related entity 4	714,196	33,909
Related entity 6	120,975	18,615
	$1,701,415	$170,444

The following is a summary of current and long-term notes payable – related parties as of September 30, 2025 and June 30, 2025:

	September 30, 2025
	Current	Long-Term
	Portion	Portion	Total
Related entity 2	$–	$1,747,662	$1,747,662
Related entity 4	–	1,305,097	1,305,097
Related entity 6	–	670,646	670,646
	$–	$3,723,405	$3,723,405

	June 30, 2025
	Current	Long-Term
	Portion	Portion	Total
Related entity 2	$–	$866,244	$866,244
Related entity 4	–	714,196	714,196
Related entity 6	–	120,975	120,975
	$–	$1,701,415	$1,701,415

Notes Payable

Notes payable includes the following:

	September 30,	June 30,
	2025	2025
Current portion	$3,775,451	$3,937,797
Long-term portion	4,926,416	4,926,416
Total	$8,701,867	$8,864,213

The Company’s Economic Injury Disaster Loan (“EIDL”) dated May 10, 2020, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loan attaches collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The balance of the Company’s EIDL is $150,005 and $150,005 as of September 30, 2025, and June 30, 2025, respectively. The EIDL loan is technically in default as a result of a change in ownership without the Small Business Administration (“SBA”) prior written consent. The Company has contacted the SBA regarding the transfer of ownership and has not yet finalized the transfer of ownership.

The Company’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $4,916 and $12,217 as of September 30, 2025, and June 30, 2025, respectively.

The Company has a loan totaling $64,975 and $72,348 as of September 30, 2025, and June 30, 2025, respectively, which includes an interest rate of 5% with a maturity date of October 30, 2025. The loan is collateralized by personal property and includes monthly payments in the amount of $2,656, with a balloon payment at the maturity date in the amount of $64,975.

On July 25, 2023, the Company entered into an agreement with OnPoint LTB, LLC (subsequently transferred to Nautilus Parent Holdings, LLC), for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan, with interest only for 6 months, then amortizing over 18 months down to 50%, with the remaining 50% of the balance due at the end of term. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. The Company borrowed the first installment of $1,200,000 at the time of closing and the remaining $800,000 was borrowed on October 4, 2023. As part of the loan origination fee, the Company issued 500,000 shares of its common stock. The transaction includes a debt discount of $189,971 which is amortized using an effective interest method over a 24-month period. The net balance of the loan is $1,063,702 as of as of September 30, 2025.

On January 4, 2024, the Company executed a revenue purchase agreement with NewCo Capital Group LLC for $350,000, which includes a 17% purchase percentage and a total purchased amount of $507,500 at the end of the term. The agreement includes a $10,500 underwriting fee and a $10,500 origination fee. The debt was fully paid as of June 30, 2025.

On January 22, 2024 a loan and security agreement was executed with Nautilus Parent Holding, LLC whereby the Company can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum draw down of $750,000. On April 18, 2024, the Company board of directors approved to increase the maximum draw down to $8,000,000. As of September 30, 2025, the total drawdown was $6,505,000. The agreement includes a $5,000 expense deposit.

On May 2, 2024, the Company executed a revenue purchase agreement with Credit Line Capital Group for $600,000, which includes a 14% purchase percentage and a total purchased amount of $786,000 at the end of the term. The agreement includes a $6,000 underwriting fee and a $6,000 origination fee. The net balance due is $23,550 as of September 30, 2025.

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

On September 20, 2024, the Company executed a revenue purchase agreement with QFS Capital, LLC with a total advance of up to $1,573,781 and payback of $2,359,097. The net balance due is $162,616 as of September 30, 2025.

On September 18, 2025, the Company entered into a promissory note with Vanquish Funding Group, Inc. for $140,300. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on July 30, 2026. There is 1 monthly payment of $95,965 due on March 30, 2026 and 4 subsequent monthly payments in the amount of $15,994 for a total payback of $159,942. The balance due as of September 30, 2025 is $140,300.

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

Fiscal 2026 Transactions

During the three months ended September 30, 2025, the Company received cash funding or expenses paid on behalf of the Company from related parties totaling $2,343,397. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

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

As of September 30, 2025 and June 30, 2025 amounts included within accounts payable and accrued liabilities – related parties for related party expenses was $5,710,800 and $2,514,302, respectively.

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended
	September 30,
	2025	2024
Bothof Brothers	$578,722	$218,948
	$578,722	$218,948

See Notes 5, 6, 8, 9, and 10 for additional related party transactions.

8.	Preferred Stock

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

There were various related party debt convertible notes that occurred during 2025 and 2024 (see “Note 7. Convertible Note Payable – Related Parties” for more information).

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

10.	Stock-Based Compensation

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2024	54,114,779	$0.26	8.27
Granted	3,855,000	0.13
Exercised	–	–
Forfeited	(648,174)	–
Outstanding - June 30, 2025	57,321,605	$0.25	7.62
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding – September 30, 2025	57,321,605	$0.25	7.37
Exercisable – September 30, 2025	50,642,995	$0.26	7.27

The Company recorded stock-based compensation of $131,250 and $1,077,390 for the three months ended September 30, 2025 and 2024, respectively. Total unrecognized compensation cost of non-vested warrants was $356,880 on September 30, 2025, which will be recognized through fiscal year ending June 30, 2028.

11.	Segment Reporting

The Company operates in 5 separate divisions and is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who evaluates segment performance based on operating income (loss) for purposes of allocating resources and evaluating financial performance.

Segment information for the three months ended September 30, 2025, and 2024 is as follows:

	Three Months Ended September 30, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,958,817	$1,748,469	$101,868	$289,632	$–	$4,098,786
Cost of revenues	1,624,092	1,617,364	103,858	187,996	5,298	3,538,608
Selling, general and administration	1,385,268	1,471,749	400,347	113,883	2,508,195	5,879,442
Research and development	–	–	–	–	–	–
Goodwill impairment	–	–	–	–	–	–
Other segment expenses	–	–	–	–	–	–
Income (loss) from operations	(1,050,543)	(1,340,644)	(402,337)	(12,247)	(2,513,493)	(5,319,264)
Other income (expenses)	(679,619)	(21,057)	(4,636)	(2,168)	(24,644)	(732,124)
Income tax benefit (provision)	(7,500)	–	–	–	(4,180)	(11,680)
Net income (loss)	(1,737,662)	(1,361,701)	(406,973)	(14,415)	(2,542,317)	(6,063,068)

	Three Months Ended September 30, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,464,280	$899,632	$231,075	$435,668	$–	$6,030,655
Cost of revenues	3,785,275	623,414	216,089	235,467	7,243	4,867,488
Selling, general and administration	2,126,016	1,599,657	263,637	123,875	2,772,056	6,885,241
Research and development	–	–	–	–	–	–
Goodwill impairment	–	–	–	–	–	–
Other segment expenses	–	–	–	–	–	–
Income (loss) from operations	(1,447,011)	(1,323,439)	(248,651)	76,326	(2,779,299)	(5,722,074)
Other income (expenses)	(1,041,073)	8,506	(6,998)	(4,047)	(33,228)	(1,076,840)
Income tax benefit (provision)	–	–	–	–	–	–
Net income (loss)	(2,488,084)	(1,314,933)	(255,649)	72,279	(2,812,527)	(6,798,914)

Geographic Information

The following table presents revenue by country:

	Three Months Ended
	September 30,
	2025	2024
United States	$3,600,756	$5,352,749
Scotland	76,362	184,927
Spain	146,286	248,877
India	275,382	244,102
	$4,098,786	$6,030,655

The following table presents inventories by country:

	September 30,	June 30,
	2025	2025
United States	$185,583	$205,049
Scotland	2,508,496	2,484,796
	$2,694,079	$2,689,845

The following table presents property and equipment, net, by country:

	September 30,	June 30,
	2025	2025
United States	$1,037,360	$1,142,344
Scotland	68,727	80,084
Spain	43,037	44,966
India	5,211	5,921
	$1,154,335	$1,273,315

12.	Commitments and Contingencies

Lease Commitments – Operating Leases

In August 2024, the Company entered into a two-year and eight-month operating lease agreement to lease manufacturing and office space in Portland, Oregon related to the deposition technology business. The Company recognized a right-of-use asset and lease liability of $211,629 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $9,483. During the three months ended September 30, 2025 and 2024, lease expenses were $6,138 and $29,686, respectively. The lease agreement matures in April 2027.

In October 2024, Grand Entrances assigned its lease to Bothof Brothers. The lease is ten-year and one-month operating lease for retail showroom and warehouse space in San Diego, California. The Company recognized a right-of-use asset and lease liability of $953,329 and used an effective borrowing rate of 8.0% within the calculation. Imputed interest is $263,371. During the three months ended September 30, 2025 and 2024, lease expenses were $54,724 and $44,301, respectively. The lease agreement matures in June 2030.

The following are the expected maturities of lease liabilities for operating leases as of September 30, 2025, including the total amount of imputed interest related:

Fiscal Year Ended June 30,
Remainder 2026	$1,624,091
2027	1,331,670
2028	541,203
2029	237,046
2030	166,240
Total lease payments	3,900,250
Less: imputed interest	(334,649)
Present value of lease liability	$3,565,601

Other information related to operating leases as of September 30, 2025 and June 30, 2025, respectively, were as follows:

	September 30, 2025	June 30, 2025
Weighted average remaining lease term - years	2.67	2.8
Weighted average discount rate	7.02%	7.14%

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

13.	Subsequent Events

On October 1, 2025, the Dalrada Board of Directors approved the termination of 21,849,020 warrants and cancelled 1,974,085 warrants for a total of 23,823,105 warrants. Furthermore, the Dalrada Board of Directors approved 1,000,000 cashless warrants to employees. The total stock-based compensation expense related to the employee warrants is $10,000. The Dalrada Board of Directors also approved the issuance of 3,000,00 shares of common stock, vesting quarterly over a three-year period, to a consultant related to advisory services for mergers and acquisitions as well as public and investor relations and includes a total stock-based compensation expense of $150,000. Additionally, the Dalrada Board of Directors approved the issuance of 500,000 shares of common stock, which vests immediately, to a consultant related to legal services and includes a stock-based compensation expense of $15,000.

On October 31, 2025, Kyle McCollum, the Chief Financial Officer of Dalrada Financial Corporation notified the Company of his resignation from his position as Chief Financial Officer, effective immediately. Mr. McCollum's resignation was not the result of any disagreement with the Company on any matter relating to the Company's accounting practices, financial statements, or disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of Dalrada Financial Corporation for the three months ended September 30, 2025, and 2024.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $6,588,010and $6,798,914 during the three months ended September 30, 2025 and 2024, respectively. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,958,817	$1,748,469	$101,868	$289,632	$–	$4,098,786
Loss Operations	(1,050,043)	(1,340,644)	(402,337)	(12,247)	(2,513,493)	(5,319,264)

	Three Months Ended September 30, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,464,280	$899,632	$231,075	$435,668	$–	$6,030,655
Loss Operations	(1,447,011)	(1,323,439)	(248,651)	76,326	(2,779,299)	(5,722,074)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended September 30, 2025, was $1,958,817 compared with revenue of $4,464,280 during the three months ended September 30, 2024, a decrease of $2,505,463 or 56.1%. The decrease in revenue was a result in a decrease in sales within Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Revenues for the three months ended September 30, 2025, was $1,748,469 compared with revenue of $899,632 during the three months ended September 30, 2024, an increase of $848,837, or 94.4%. The increase in cost of revenue was a result of the Bothof Brothers securing multiple construction opportunities.

Dalrada Precision Manufacturing:

Revenues for the three months ended September 30, 2025, was $101,868 compared with revenue of $231,075 during the three months ended September 30, 2024, a decrease of $129,207, or 55.9%. The decrease in revenues was primarily attributable to a reduction in sales in the Deposition Technology and Dalrada Precision Parts subsidiaries.

Dalrada Technologies:

Revenues for the three months ended September 30, 2025, was $289.632 compared with revenue of 435,668 during the three months ended September 30, 2024, a decrease of $146,036, or 33.5%. The decrease in revenue was a result of a reduction in the volume of customer contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the three months ended September 30, 2025, was $1,624,092 compared to cost of revenues of $3,785,275 during the three months ended September 30, 2024, an decrease of $2,161,183, or 57.1%. The decrease in cost of sales was due to a decrease in sales activity and a cost of revenue true up during fiscal year 2024.

Dalrada Climate Technology:

Cost of Revenues for the three months ended September 30, 2025, was $1,617,364, compared to cost of revenues of $623,414 during the three months ended September 30, 2024, an increase of $993,950, or 159.4%. The increase in cost of revenue was a result of the Bothof Brothers securing multiple construction opportunities.

Dalrada Precision Manufacturing:

Cost of Revenues for the three months ended September 30, 2025, was $103,858 compared to cost of revenues of $216,089 during the three months ended September 30, 2024, a decrease of $112,231, or 51.9%. The decrease in cost of revenue was primarily attributable to a reduction in sales in the Deposition Technology and Dalrada Precision Parts subsidiaries.

Dalrada Technologies:

Cost of Revenues for the three months ended September 30, 2025, was 187,996 compared to cost of revenues of $235,467 during the three months ended September 30, 2024, a decrease of $47,471or 20.2%.

Operating Expenses

Genefic:

Operating expenses for the three months ended September 30, 2025, was $1,385,268 compared to operating expenses of $2,126,016 during the three months ended September 30, 2024, a decrease of $740,748, or 34.8%. The decrease in operating expenses was primarily the result of an overall reduction sales and operating activity within the segment.

Dalrada Climate Technology:

Operating expenses for the three months ended September 30, 2025, was $1,471,749 compared to operating expenses of $1,599,657 during the three months ended September 30, 2024, a decrease of $127,908, or 8.0%. The decrease in operating expenses was primarily a result of a reduction in overhead in Likido and Dalrada Techology Ltd.

Dalrada Precision Manufacturing:

Operating expenses for the three months ended September 30, 2025 was $400,347 compared to operating expenses of $263,637 during the three months ended September 30, 2024, an increase of $136,710, or 51.9%. The increase in operating expenses was a result of multiple changes made within the segment to ultimately reduce costs and make revenue.

Dalrada Technologies:

Operating expenses for the three months ended September 30, 2025 was $113,883 compared to operating expenses of $123,875 during the three months ended September 30, 2024, a decrease of $ 9,992, or 8.1%. The decrease in operating expenses was primarily attributable to the decrease in various miscellaneous expenses.

Corporate:

Operating expenses for the three months ended September 30, 2025 was $2,508,195 compared to operating expenses of $2,772,056 during the three months ended September 30, 2024, a decrease of $263,861, or 9.5%. During the three months ended September 30, 2025 and 2024, the Company recorded stock compensation expense of $131,250 and $3,205,859, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $733,338 and $1,065,814 for the three months ended September 30, 2025 and 2024, respectively.

Net (Loss)

Net loss for the three months ended September 30, 2025 was $6,063,068 compared to net loss of $6,798,914 for the three months ended September 30, 2024.

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

As of September 30, 2025, we maintained a cash and cash equivalents balance of $489,315 (Restricted cash CD $329,307 which will be released when the Pala project is complete with Bothof Construction in December 2025) with a working capital deficit of $11,653,018.

Working Capital

As of September 30, 2025, the Company had current assets of $7,960,920 and current liabilities $19,613,938 compared with current assets of $7,741,021 and current liabilities of $15,742,840 on June 30, 2025. The decrease in the working capital was primarily a result of increased accounts payable to fund payroll and pay outstanding vendors.

Cash Flows

	Three Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(4,216,845)	$(1,443,205)
Net cash used in investing activities	–	(626,132)
Net cash provided by financing activities	4,521,215	1,952,889
Net change in cash during the period, before effects of foreign currency	$304,370	$(116,448)

Cash flow from Operating Activities

During the three months ended September 30, 2025, the Company used $4,216,845 of cash for operating activities compared to $1,443,205 used during the three months ended September 30, 2024. The primary increase in use of cash for operating activities during the year was a result of a reduction in accounts payable.

Cash flow from Investing Activities

During the three months ended September 30, 2025, the Company used $0 of cash for investing activities compared to $626,132 used during the three months ended September 30, 2024. The increase in use of cash for investing activities during FY 2024 was primarily due to the purchase of Grand Entrances.

Cash flow from Financing Activities

During the three months ended September 30, 2025, the Company received $4,521,215 in cash from financing activities compared to $1,952,889 during the three months ended September 30, 2024. The increase in use of cash for financing activities during the year was primarily due to an increase in related and non related party notes payable.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project. As of September 30, 2025 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.

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

Not applicable to smaller reporting entities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Securities.

None.

Item 3. Defaults Upon Senior Securities.

None noted.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dalrada Financial Corporation

By: /s/ Brian Bonar
Date: November 14, 2025	Brian Bonar
Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	November 14, 2025
Brian Bonar	and Director

