Form 10-Q
period 2025-12-31
Dalrada Technology Group, Inc.
filed 2026-02-23
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-12641

DALRADA TECHNOLOGY GROUP, INC.

(Name of Small Business Issuer in its charter)

Wyoming	38-3713274
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID. No.)

600 La Terraza Blvd., Escondido, California 92025

(Address of principal executive offices)

858-283-1253

Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.005 par value per share

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

As of February 20, 2026, the registrant’s outstanding stock consisted of 120,157,113 common shares.

DALRADA TECHNOLOGY GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements.

DALRADA TECHNOLOGY GROUP, INC.

Consolidated Balance Sheets (unaudited)

	December 31,	June 30,
	2025	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,074	$172,787
Restricted cash	329,307	329,307
Accounts receivable, net	2,092,232	2,747,194
Accounts receivable, net - related parties	1,318,508	1,093,620
Inventories	2,718,050	2,689,845
Prepaid expenses and other current assets	641,770	708,268
Total current assets	7,169,941	7,741,021
Long-term receivables	–	18,261
Long-term receivables - related parties	1,464,132	913,036
Property and equipment, net	1,084,051	1,273,315
Goodwill	1,529,187	1,531,893
Intangible assets, net	2,915,190	3,110,826
Right-of-use asset, net - Operating	2,538,923	2,629,794
Right-of-use asset, net - related party - Operating	885,798	1,140,749
Total assets	$17,587,222	$18,358,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,545,589	$4,175,896
Accrued liabilities	2,158,160	1,256,451
Accounts payable and accrued liabilities – related parties	8,583,606	3,387,977
Deferred revenue	1,616,653	1,506,686
Notes payable, current portion	4,096,187	3,937,797
Notes payable, net of current portion – related parties	–	–
Lease Liability, current portion - Operating	890,237	899,402
Lease Liability, current portion - related - Operating	620,523	578,631
Total current liabilities	22,510,955	15,742,840
Noncurrent payables
Notes payable, net of current portion	5,028,437	4,926,416
Notes payable, net of current portion – related parties	4,640,311	1,701,415
Contingent consideration	211,289	211,289
Lease Liability, net of current portion - Operation	1,789,962	1,850,671
Lease Liability, net of current portion - related party - Operating	309,642	614,681
Total liabilities	34,490,596	25,047,312

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Series I preferred stock, $0.01 par value, 100,000 shares authorized, 69,965 and 55,759 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	700	558
Series H preferred stock, $0.01 par value, 15,002 shares authorized, issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	150	150
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 shares issued and outstanding as of both December 31, 2025 and June 30, 2025, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding as of both December 31, 2025 and June 30, 2025, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 120,157,113 and 120,157,113 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	600,785	600,785
Common stock to be issued	14,650	7,265
Preferred stock to be issued	–	11,861,578
Additional paid-in capital	188,398,749	176,249,788
Accumulated deficit	(205,800,655)	(195,323,647)
Accumulated other comprehensive loss	9,450	(150,536)
Total Dalrada Technology Group’s stockholders’ equity (deficit)	(16,776,021)	(6,753,909)
Noncontrolling interests	(127,353)	65,492
Total stockholders’ equity (deficit)	(16,903,374)	(6,688,417)
Total liabilities and stockholders’ equity	$17,587,222	$18,358,895

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenues	$3,257,307	$2,808,028	$6,777,371	$8,619,735
Revenues - related party	2,626	306,830	581,348	525,778
Total revenues	3,259,933	3,114,858	7,358,719	9,145,513
Cost of revenues	2,135,036	2,279,976	5,673,644	7,147,464
Gross profit	1,124,897	834,882	1,685,075	1,998,049

Operating expenses:
Selling, general and administrative	4,698,209	5,880,763	10,577,651	12,766,004
Total operating expenses	4,698,209	5,880,763	10,577,651	12,766,004
Loss from operations	(3,573,312)	(5,045,881)	(8,892,576)	(10,767,955)

Other income (expense):
Interest expense	(844,780)	(1,033,800)	(1,578,118)	(2,099,614)
Interest income	2,643	22,159	5,056	40,282
Other expense	1,670	(747,891)	3,430	(782,925)
Gain (loss) on foreign exchange	3,697	65,774	738	71,659
Total other expense, net	(836,770)	(1,693,758)	(1,568,894)	(2,770,598)
Loss before taxes	(4,410,082)	(6,739,639)	(10,461,470)	(13,538,553)
Income Taxes	(14,500)	(7,524)	(26,180)	(7,524)
Net loss	(4,424,582)	(6,747,163)	(10,487,650)	(13,546,077)

Other comprehensive loss
Foreign currency translation	147,828	69,329	159,986	49,654
Comprehensive loss	$(4,276,754)	$(6,677,834)	$(10,327,664)	$(13,496,423)

Net loss attributable to noncontrolling interests	$(6,975)	$(37,562)	$(10,642)	$(25,477)
Net loss attributable to Dalrada Technology Group Inc. stockholders	$(4,417,607)	$(6,709,601)	$(10,477,008)	$(13,520,600)

Net loss per common share to Dalrada stockholders – basic	$(0.04)	$(0.07)	$(0.10)	$(0.15)
Net loss per common share to Dalrada stockholders – diluted	$(0.04)	$(0.07)	$(0.10)	$(0.15)

Weighted average common shares outstanding – basic	108,488,220	92,934,331	108,488,220	92,135,080
Weighted average common shares outstanding – diluted	108,488,220	92,934,331	108,488,220	92,135,080

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

Preferred Stock
	Series I		Series H		Series G		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2025	55,759	$558	15,022	$150	10,002	$100	5,000	$50
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–
Removal of NCI retained upon closure of Pala	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–
Balance at September 30, 2025	55,759	$558	15,022	$150	10,002	$100	5,000	$50
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	14,206	142	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–
Balance at December 31, 2025	69,965	$700	15,022	$150	10,002	$100	5,000	$50

Balance at June 30, 2025	55,759	558	15,022	150	10,002	100	5,000	50
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	14,206	142	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–
Removal of NCI retained upon closure of Pala	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–
Balance at December 31, 2025	69,965	$700	15,022	$150	10,002	$100	5,000	$50

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

(continued)

	Common Stock		Common Stock	Preferred Stock	Additional Paid-in
	Shares	Amount	to be Issued	to be Issued	Capital

Balance at June 30, 2025	120,157,113	$600,785	$7,265	$11,861,578	$176,249,788
Common stock issued pursuant to acquisitions	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	5,749
Common stock issued pursuant to consulting agreement	–	–	3,692	–	–
Stock-based compensation	–	–	–	–	131,250
Removal of NCI retained upon closure of Pala	–	–	–	–	–
Net loss	–	–	–	–	–
Foreign currency translation	–	–	–	–	–
Balance at September 30, 2025	120,157,113	$600,785	$10,957	$11,861,578	$176,386,787
Common stock issued pursuant to acquisitions	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	5,748
Conversion of related party notes into preferred stock	–	–	–	(11,861,578)	11,861,436
Common stock issued pursuant to consulting agreement	–	–	3,693	–	–
Stock-based compensation	–	–	–	–	144,778
Net loss	–	–	–	–	–
Foreign currency translation	–	–	–	–	–
Balance at December 31, 2025	120,157,113	$600,785	$14,650	$–	$188,398,749

Balance at June 30, 2025	120,157,113	600,785	7,265	11,861,578	176,249,788
Common stock issued pursuant to acquisitions	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	(11,861,578)	11,861,436
Warrants issued pursuant to acquisitions	–	–	–	–	11,497
Common stock issued pursuant to consulting agreement	–	–	7,385	–	–
Stock-based compensation	–	–	–	–	276,028
Removal of NCI retained upon closure of Pala	–	–	–	–	–
Net loss	–	–	–	–	–
Foreign currency translation	–	–	–	–	–
Balance at December 31, 2025	120,157,113	$600,785	$14,650	$–	$188,398,749

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

(continued)

		Accumulated Other Comprehensive	Total Dalrada Financial Corp's		Total Stockholders’
	Accumulated	Income	Stockholders'	Noncontrolling	Equity
	Deficit	(Loss)	Deficit	Interests	(Deficit)

Balance at June 30, 2025	$(195,323,647)	$(150,536)	$(6,753,909)	$65,492	$(6,688,417)
Common stock issued pursuant to acquisitions	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,749	–	5,749
Common stock issued pursuant to consulting agreement	–	–	3,692	–	3,692
Stock-based compensation	–	–	131,250	–	131,250
Removal of NCI retained upon closure of Pala	–	–	–	–	–
Net loss	(6,059,401)	–	(6,059,401)	(3,667)	(6,063,068)
Foreign currency translation	–	12,158	12,158	–	12,158
Balance at September 30, 2025	$(201,383,048)	$(138,378)	$(12,660,461)	$61,825	$(12,598,636)
Common stock issued pursuant to acquisitions	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,748	–	5,748
Common stock issued pursuant to consulting agreement	–	–	3,693	–	3,693
Stock-based compensation	–	–	144,778	–	144,778
Net loss	(4,417,607)	–	(4,417,607)	(189,178)	(4,606,785)
Foreign currency translation	–	147,828	147,828	–	147,828
Balance at December 31, 2025	$(205,800,655)	$9,450	$(16,776,021)	$(127,353)	$(16,903,374)

Balance at June 30, 2025	(195,323,647)	(150,536)	(6,753,909)	65,492	(6,688,417)
Common stock issued pursuant to acquisitions	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	11,497	–	11,497
Common stock issued pursuant to consulting agreement	–	–	7,385	–	7,385
Stock-based compensation	–	–	276,028	–	276,028
Removal of NCI retained upon closure of Pala	–	–	–	–	–
Net loss	(10,477,008)	–	(10,477,008)	(192,845)	(10,669,853)
Foreign currency translation	–	159,986	159,986	–	159,986
Balance at December 31, 2025	$(205,800,655)	$9,450	$(16,776,021)	$(127,353)	$(16,903,374)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,487,650)	$(13,546,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409,731	496,346
Stock compensation	290,800	1,383,026
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	430,074	1,448,549
Other receivables	17,109	476,542
Inventories	(28,205)	20,869
Prepaid expenses and other current assets	49,389	11,308
Noncurrent receivables	–	20,038
Long-term receivables	(532,835)	(770,154)
Accounts payable and accrued liabilities - related parties	5,565,322	6,353,306
Accrued liabilities	901,709	(290,362)
Decrease in Right of Use Asset/Liability	12,801	21,209
Contingent consideration	–	208,339
Deferred revenue	109,967	(266,541)
Net cash used in operating activities	(3,261,788)	(4,433,602)
Cash flows from investing activities:
Purchase of property and equipment	–	(268,728)
Purchase of intangibles	–	(146,449)
Acquisition of business, net of cash	–	(42,108)
Net cash used in investing activities	–	(457,285)
Cash flows from financing activities:
Net proceeds (repayments) from related party notes payable	2,441,062	2,367,759
Repayments of notes payable	–	–
Net proceeds (repayments) from notes payable	260,411	1,329,634
Additional Paid in Capital	12,148,961	666,806
Stock issued	(11,854,051)	114,863
Net cash provided by financing activities	2,996,383	4,479,062
Net change in cash and cash equivalents	(265,405)	(411,825)
Effect of exchange rate changes on cash	162,692	49,654
Cash and cash equivalents at beginning of period	502,094	501,927
Cash and cash equivalents at end of period	$399,381	$139,756

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18,680	$11,600
Cash paid for interest	$205,384	$2,099,614

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$–	$17,243,235
Preferred stock issued pursuant to business combination	$–	$4,596,290
Warrants issued pursuant to acquisitions	$11,496	$11,496
(Decrease) Increase in right-of-use asset and liability	$(4,848)	$(21,209)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Organization and Nature of Operations

Unless otherwise stated or the context requires otherwise, references herein to the “Company,” “Dalrada,” “we,” “us,” and “our” mean Dalrada Technology Group, Inc. and its direct and indirect subsidiaries, and controlled and managed entities.

Dalrada has five primary business divisions: Genefic, Dalrada Climate Technology, Dalrada Precision Manufacturing, Dalrada Technologies and Dalrada Corporate. Within each of these divisions, the Company seeks to drive innovation while creating solutions that are sustainable, accessible, and affordable. Dalrada’s global solutions directly address climate change, gaps in the health care industry, and technology needs that facilitate a new era of human behavior and interaction and ensure a bright future for the world around us.

Genefic

Genefic delivers advanced health care solutions with dedicated products, services, and systems. From virus and disease screening capabilities to pharmaceutical goods and holistic wellness clinics, When the world needs advanced health care, Genefic delivers with ingenuity, accessibility, and affordability. This specialized division is committed to developing key health products, lifesaving medications and building comprehensive systems to increase capability, striving to keep people healthy with the goals of improving their quality of life and increasing their longevity on a global level.

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

Genefic Infusion Rx- Genefic Infusion Rx is a Louisiana-based infusion pharmacy which handles all aspects of fluid and medication infusion, via intravenous or subcutaneous application. Genefic Infusion Rx serves as an essential with healthcare systems, enhancing the infusion process through efficient authorization and prescription management. Its compounding facility is led by one of only eight pharmacists in Louisiana with a sterile compounding board certification, ensuring top-tier precision and quality in medication preparation.

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

Dalrada Career Institute (“DCI”) (aka International Health Group (“IHG”)) - IHG provides highly trained nursing and medical assistants for hospitals and home health facilities since 2006. IHG Medical Assistant programs include Certified Nursing Assistant (“CNA”) and Home Health Aide (“HHA”) training and the fast-track 22-Day CNA Certification Program at its state-approved testing facility. DCI started its first RN, nursing class in February of 2024 and this first class will be completed in December 2024. It is the intent of DCI to double their class size when they begin their second class in 2025.

Dalrada Climate Technology (formerly Dalrada Energy Services)

Dalrada Climate Technology (“DCT”) is a segment which incapsulates energy services and technology within the climate sustainability space. DCT employs next-generation technology and services which enhances clean energy efforts while reducing the world’s carbon footprint. As a premier industrial heat pump manufacturer, Dalrada delivers innovation and efficiency, building solutions that reduce energy consumption and minimize carbon footprints, increase operational efficiencies, meet environmental, social, and governance (ESG) goals, and lower energy costs for clients.

Dalrada Technology Limited (“DTL”)- DTL is a holding company for all United Kingdom and European based Dalrada Climate Technology entities.

Likido Ltd. (“Likido”)- Likido is an international engineering company developing advanced solutions for the harvesting and recycling of energy. Using its novel, heat pump systems (patent pending), Likido is working to revolutionize the renewable energy sector with the provision of innovative modular process technologies to maximize the capture and reuse of thermal energy for integrated heating and cooling applications. With uses across industrial, commercial and residential sectors, Likido provides cost savings and minimized carbon emissions across global supply chains. Likido’s technologies enable the effective recovery and recycling of process energy, mitigating against climate change and expected enhancement of quality of life through the provision of low-carbon heating and cooling systems. Likido’s products currently include the DCT One Heat Pumps (formerly Likido®ONE) and DCT Cryo Chiller. Likido also offers heat pump solutions specifically designed for residential purposes.

During the prior year, the U.S. Government selected DCT One Series high-performance, low-carbon heat pump for real-world testing in a clean energy program. The implementation of the DCT One Series testing is still in process.

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

Liquidity and Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2025, and June 30, 2025, the Company had negative working capital of $15,341,014 and $8,001,819, respectively. The Company incurred negative cash flows from operations for the three months ended December 31, 2025, and 2024, and raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this report. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company expects to obtain operational liquidity through collection of outstanding accounts receivable from medical insurance providers, the sale of DCT heat pumps as well as ongoing projects through the Company’s various subsidiaries.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”),. Accordingly, certain information and disclosures required by US GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, balances are expressed in U.S. dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2025 (the “2025 Annual Audited Financials”), included in the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2025 (the “Form 10-K”). The results of operations as of and for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for the 2025 full year or any future periods. The accompanying consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated balance sheet as of June 30, 2025 contained in the 2025 Annual Audited Financials included in the Form 10-K.

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

During the three months ended December 31, 2025, and 2024, healthcare insurers and government payers accounted for 27% and 46% of total revenues, respectively. During the six months ended December 31, 2025, and 2024, healthcare insurers and government payers accounted for 33% and 60% of total revenues, respectively. The accounts receivable related to both healthcare insurers and government payers are $623,299 and $781,756 as of December 31, 2025 and June 30, 2025, respectively.

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

	Fair Value Measurements as of December 31, 2025:
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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025, and June 30, 2025, the Company had an allowance of doubtful accounts $981,590 and $87,620 respectively.

(i)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As December 31, 2025, and year ended June 30, 2025, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

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

Certain acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. As of December 31, 2025, and June 2025, the Company had a fair value of the contingent consideration $211,289 and $211,289, respectively.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. During the quarter ended December 31, 2025, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of the qualitative impairment assessment performed, the Company did not recognize goodwill impairment.

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

The Company also earns service revenue from its other subsidiaries, including information technology and consulting services via Prakat, educational programs, and courses via DCI, management services for Genefic Wellness Group, and custom parts manufacturing for Dalrada Precision Parts. For Prakat, Genefic Wellness Group, Grand Entrances and Dalrada Precision Parts, revenues are recognized when performance obligations have been satisfied and the services are complete. This is generally at a point of time upon written completion and client acceptance of the project or product, which represents transfer of control to the customer. For DCI, revenues are recognized over the course of a semester while services are performed.

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Product sales - third parties	$311,540	$908,633	$1,481,589	$4,529,891
Product sales - related party	–	(140)	–	–
Service revenue - third parties	2,974,165	1,899,535	5,324,180	4,089,844
Service revenue - related party	(25,772)	306,830	552,950	525,778
Total revenue	$3,259,933	$3,114,858	$7,358,719	$9,145,513

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31,	June 30,
	2025	2025
Accounts receivable, net	$2,092,232	$2,747,194
Accounts receivable, net - related parties	1,318,508	1,093,620
Long-term receivables	0	18,261
Long-term receivables - related parties	1,464,132	913,036
Deferred revenue	1,616,653	1,506,686

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Product sales	$241,082	$906,858	$1,092,700	$4,242,590
Service revenue	1,893,954	1,373,118	4,580,944	2,904,874
Total cost of revenue	$2,135,036	$2,279,976	$5,673,644	$7,147,464

(p)	Advertising

Advertising costs are expensed as incurred. During the three months ended December 31, 2025 and 2024, advertising expenses were approximately $46,927 and $79,264, respectively. During the six months ended December 31, 2025 and 2024, advertising expenses were approximately $117,638 and $107,309, respectively.

(q)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended December 31, 2025 and 2024, stock-based compensation was $159,550 and $379,083, respectively. During the six months ended December 31, 2025 and 2024, stock-based compensation expense was $290,800 and $1,383,026, respectively.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three and six months ended December 31, 2025, and 2024, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

As of December 31, 2025, and June 30, 2025, non-controlling interests pertained to the Company’s Prakat subsidiary.

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

The weighted average number of common stock equivalents related to cashless warrants are 59,846,719 and 54,114,779 for the three and six months ended December 31, 2025 and 2024, respectively, and was not included in diluted loss per share, because the effects are antidilutive.

There were no adjustments to the numerator during the three and six months ended December 31, 2025, and 2024.

(v)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company had a full valuation allowance at December 31, 2025, and June 30, 2025.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 was effective for us for the fiscal year ended January 31, 2026. This guidance was applied on a prospective basis and retrospectively.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarified the effective date of ASU 2024-03. ASU 2024-03 is intended to improve disclosures about a public business entity’s expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 will be effective for the annual period beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our financial statements and disclosures.

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

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of August 21, 2024:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$24,069
Accounts receivable, net	207,335
Prepaid expenses	28,917
Inventory	182,281
Property and equipment, net	55,405
Goodwill	185,269
Accounts payable	(141,064)
Deferred revenue	(2,186)
Ally loan	(10,515)
Fundation loan	(84,677)
MCA servicing loan	(83,445)
BA EIDL loan	(150,000)
Purchase price consideration	$211,389

4.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of December 31, 2025 and June 30, 2025:

	December 31,	June 30,
	2025	2025
Raw materials	$225,793	$977,224
Work-in-progress	766,682	1,638,330
Finished goods	1,725,575	74,291
	$2,718,050	$2,689,845

Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2025 and June 30, 2025:

	December 31,	June 30,
	2025	2025
Machinery and equipment	$1,617,681	$1,645,788
Leasehold improvements	589,793	557,524
Computer and office equipment	603,853	583,350
	2,811,327	2,786,662
Less: Accumulated depreciation	(1,727,276)	(1,513,347)
	$1,084,051	$1,273,315

Depreciation expense was $125,217 and $113,205 for the three months ended, and $213,929 and $269,269 for the six months ended December 31, 2025, and 2024, respectively, were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Intangible Assets, Net

Intangible assets, net consisted of the following as of December 31, 2025:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals

Balance: June 30, 2025	$693,385	$969,000	$1,341,680	$535,547	$953,348	$4,492,960
Additions	–	–	–	–	–	–
Balance: December 31, 2025	693,385	969,000	1,341,680	535,547	953,348	4,492,960

Less: Accumulated amortization
Balance: June 30, 2025	(310,908)	(62,281)	(410,766)	(234,402)	(363,777)	(1,382,134)
Additions	(34,669)	(27,839)	(67,084)	(29,405)	(36,639)	(195,636)
Balance: December 31, 2025	(345,577)	(90,120)	(477,850)	(263,807)	(400,416)	(1,577,770)

Net book value: December 31, 2025	$347,808	$878,880	$863,830	$271,740	$552,932	$2,915,190

Amortization expense of $195,802 and $248,282 for the six months ended, and $96,289 and $94,373 for the three months ended, December 31, 2025, and 2024, respectively, were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

5.       Notes Receivable

Notes Receivable – Related Parties

On October 1, 2025, the Company executed a loan agreement with Bandy Ranch Development, LLC for an initial principal target amount of $120,000, with a total loan amount not to exceed $250,000. The interest rate of the loan is 6%. The proceeds of the loan are to assist the financing for the construction and development of six residential homes. The loan shall be secured by the project proceeds and related accounts receivable. As of December 31, 2025, the principal balance was $40,000 and accrued interest was $0.

6.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on December 31, 2025 and June 30, 2025:

	December 31, 2025
	Outstanding	Accrued
	Principal	Interest
Related entity 2	$1,922,031	$256,053
Related entity 4	1,624,179	111,528
Related entity 6	1,094,101	35,437
	$4,640,311	$403,018

	June 30, 2025
	Outstanding	Accrued
	Principal	Interest
Related entity 2	$866,244	$117,920
Related entity 4	714,196	33,909
Related entity 6	120,975	18,615
	$1,701,415	$170,444

The following is a summary of current and long-term notes payable – related parties as of December 31, 2025 and June 30, 2025:

	December 31, 2025
	Current	Long-Term
	Portion	Portion	Total
Related entity 2	$–	$1,922,031	$1,922,031
Related entity 4	–	1,624,179	1,624,179
Related entity 6	–	1,094,101	1,094,101
	$–	$4,640,311	$4,640,311

	June 30, 2025
	Current	Long-Term
	Portion	Portion	Total
Related entity 2	$–	$866,244	$866,244
Related entity 4	–	714,196	714,196
Related entity 6	–	120,975	120,975
	$–	$1,701,415	$1,701,415

Notes Payable

Notes payable includes the following:

	December 31,	June 30,
	2025	2025
Current portion	$4,096,187	$3,937,797
Long-term portion	5,028,437	4,926,416
Total	$9,124,624	$8,864,213

The Company’s Economic Injury Disaster Loan (“EIDL”) dated May 10, 2020, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loan attaches collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The balance of the Company’s EIDL is $150,005 as of December 31, 2025, and 2024, respectively. The EIDL loan is technically in default as a result of a change in ownership without the Small Business Administration (“SBA”) prior written consent. The Company has contacted the SBA regarding the transfer of ownership and has not yet finalized the transfer of ownership.

The Company’s COVID-19 Government Loan includes a 2.5% interest rate for up to six years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $5,147 and $12,217 as of December 31, 2025, and 2024, respectively.

The Company has a loan totaling $54,269 and $81,359 as of December 31, 2025, and 2024, respectively. The loan is collateralized by personal property and includes twelve monthly payments in the amount of 5,137.50. The Company renewed a loan on June 26, 2023, for $176,836, which includes an interest rate equal to the Wall Street Journal Prime Rate, or 8.25% as of June 30, 2023, and a maturity date of June 26, 2024. The Company renewed the loan again on November 21, 2025, for $58,717, which includes an interest rate of 9.00%

On July 25, 2023, the Company entered into an agreement with OnPoint LTB, LLC, for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan, with interest only for 6 months, then amortizing over 18 months down to 50%, with the remaining 50% of the balance due at the end of term. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. The Company borrowed the first installment of $1,200,000 at the time of closing and the remaining $800,000 was borrowed on October 4, 2023. As part of the loan origination fee, the Company issued 500,000 shares of its common stock. The transaction includes a debt discount of $189,971 which is amortized using an effective interest method over a 24-month period. The net balance of the loan is $913,981 as of as of December 31, 2025.

On January 4, 2024, the Company executed a revenue purchase agreement with NewCo Capital Group LLC for $350,000, which includes a 17% purchase percentage and a total purchased amount of $507,500 at the end of the term. The agreement includes a $10,500 underwriting fee and a $10,500 origination fee. The debt was fully paid as of June 30, 2025.

On January 22, 2024 a loan and security agreement was executed with Nautilus Parent Holding, LLC whereby the Company can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum draw down of $750,000. On April 18, 2024, the Company board of directors approved to increase the maximum draw down to $8,000,000. As of December 31, 2025, the total drawdown was $6,445,000. The agreement includes a $5,000 expense deposit.

On May 2, 2024, the Company executed a revenue purchase agreement with Credit Line Capital Group for $600,000, which includes a 14% purchase percentage and a total purchased amount of $786,000 at the end of the term. The agreement includes a $6,000 underwriting fee and a $6,000 origination fee. The net balance due is $18,550 as of December 31, 2025.

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

On September 20, 2024, the Company executed a revenue purchase agreement with QFS Capital, LLC with a total advance of up to $1,573,781 and payback of $2,359,097. The net balance due is $137,616 as of December 31, 2025.

On September 18, 2025, the Company entered into a promissory note with Vanquish Funding Group, Inc. for $140,300. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on July 30, 2026. There is 1 monthly payment of $95,965 due on March 30, 2026 and 4 subsequent monthly payments in the amount of $15,994 for a total payback of $159,942. The balance due as of December 31, 2025 is $140,300.

On November 6, 2025, the Company entered into a revenue purchase agreement with AMF Team Inc. for $100,000, which includes a 45% purchase rate and a total purchased amount of $199,900 at the end of the term. The agreement includes $50,000 in closing costs. The net balance due is $0 as of December 31, 2025.

On November 14, 2025, the Company entered into a revenue purchase agreement with Flow Capital Funding for $150,000, which includes a 15% purchase rate and a total purchased amount of $219,000 at the end of the term. The agreement includes $12,000 in closing costs. The net balance due is $124,376 as of December 31, 2025.

On November 14, 2025, the Company entered into a revenue purchase agreement with Quick Funding Group for $150,000, which includes a 20% purchase rate and a total purchased amount of $220,500 at the end of the term. The agreement includes $12,250 in closing costs. The net balance due is $126,648 as of December 31, 2025.

On November 17, 2025, the Company entered into a promissory note with Vanquish Funding Group, Inc. for $94,300. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on August 15, 2026. There are nine payments each in the amount of $11,945 for a total payback of $107,502. The balance due as of December 31, 2025 is $85,786.

On December 16, 2025, the Company entered into a revenue purchase agreement with Verve Funding for $150,000, which includes a 5.04% purchase rate and a total purchased amount of $225,000 at the end of the term. The agreement includes $10,227 in closing costs. The net balance due is $145,539 as of December 31, 2025.

On December 16, 2025, the Company entered into a revenue purchase agreement with Alpha Equity Fund for $130,000, which includes a 25% purchase rate and a total purchased amount of $194,870 at the end of the term. The agreement includes $13,000 in closing costs. The net balance due is $132,854 as of December 31, 2025

On December 22, 2025, the Company entered into a revenue purchase agreement with MCI Group LLC dba CC Split for $75,000, which includes a 5.55% purchase rate and a total purchased amount of $112,500 at the end of the term. The agreement includes $7,500 in closing costs. The net balance due is $69,930 as of December 31, 2025.

7.	Convertible Note Payable – Related Parties

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

8.	Related Party Transactions

Fiscal 2026 Transactions

During the six months ended December 31, 2025 and 2024, the Company received cash funding or expenses paid on behalf of the Company from related parties. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

As of December 31, 2025 and June 30, 2025 amounts included within accounts payable and accrued liabilities – related parties for related party expenses was $8,583,606 and $5,962,476, respectively. The increase of $2,621,130 is primarily attributable to payroll related expenditures.

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

As of December 31, 2025 and June 30, 2025 amounts included within accounts payable and accrued liabilities – related parties for related party expenses was $8,583,606 and $2,514,302, respectively.

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Bothof Brothers	$2,626	$306,830	$581,348	$525,778
	$2,626	$306,830	$581,348	$525,778

See Notes 5, 7, 9, 10, and 11 for additional related party transactions.

9.	Preferred Stock

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

11.	Stock-Based Compensation

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2024	54,114,779	$0.26	8.27
Granted	3,855,000	0.13
Exercised	–	–
Forfeited	(648,174)	–
Outstanding - June 30, 2025	57,321,605	$0.25	7.62
Granted	3,000,000	–
Exercised	–	–
Forfeited	(474,886)	–
Outstanding – December 31, 2025	59,846,719	$0.24	6.98
Exercisable – December 31, 2025	59,549,384	$0.26	6.82

The Company recorded stock-based compensation of $144,777 and $379,083 for the three months ended December 31, 2025 and 2024, and $276,027 and $1,383,026 for the six months ended December 31, 2025 and 2024, respectively. Total unrecognized compensation cost of non-vested options was $316,354 on December 31, 2025, which will be recognized through fiscal year ending June 30, 2029.

12.	Segment Reporting

The Company operates in 5 separate divisions and is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who evaluates segment performance based on operating income (loss) for purposes of allocating resources and evaluating financial performance.

Segment information for the three months ended December 31, 2025, and 2024 is as follows:

	Three Months Ended December 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,549,570	$1,264,184	$137,641	$308,538	$–	$3,259,933
Cost of revenues	721,025	1,111,029	83,822	215,027	4,133	2,135,036
Selling, general and administration	1,286,702	1,386,039	290,242	107,854	1,627,371	4,698,209
Research and development	–	–	–	–	–	–
Goodwill impairment	–	–	–	–	–	–
Other segment expenses	–	–	–	–	–	–
Income (loss) from operations	(458,157)	(1,232,884)	(236,423)	(14,343)	(1,631,504)	(3,573,312)
Other income (expenses)	(564,358)	(102,419)	1,716	(1,586)	(170,123)	(836,770)
Income tax benefit (provision)	(7,500)	–	–	–	(7,000)	(14,500)
Net income (loss)	(1,030,015)	(1,335,303)	(234,707)	(15,929)	(1,808,627)	(4,424,582)

	Three Months Ended December 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,739,251	$1,071,890	$21,534	$282,183	$–	$3,114,858
Cost of revenues	1,494,316	544,745	25,712	205,443	9,760	2,279,976
Selling, general and administration	2,203,883	1,106,810	428,867	199,462	1,941,741	5,880,763
Research and development	–	–	–	–	–	–
Goodwill impairment	–	–	–	–	–	–
Other segment expenses	–	–	–	–	–	–
Income (loss) from operations	(1,958,948)	(579,665)	(433,045)	(122,722)	(1,951,501)	(5,045,881)
Other income (expenses)	(963,494)	(27,778)	(60,828)	(2,089)	(639,569)	(1,693,758)
Income tax benefit (provision)	(2,524)	–	–	–	(5,000)	(7,524)
Net income (loss)	(2,924,966)	(607,443)	(493,873)	124,811	(2,596,070)	(6,747,163)

	Six Months Ended December 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$3,508,387	$3,012,653	$239,509	$598,170	$–	$7,358,719
Cost of revenues	2,345,117	2,728,393	187,680	403,023	9,431	5,673,644
Selling, general and administration	2,671,970	2,857,788	690,590	221,737	4,135,566	10,577,651
Research and development	–	–	–	–	–	–
Goodwill impairment	–	–	–	–	–	–
Other segment expenses	–	–	–	–	–	–
Income (loss) from operations	(1,508,700)	(2,573,528)	(638,761)	(26,590)	(4,144,997)	(8,892,576)
Other income (expenses)	(1,243,977)	(123,476)	(2,920)	(3,754)	(194,767)	(1,568,894)
Income tax benefit (provision)	(7,500)	–	–	–	(18,680)	(26,180)
Net income (loss)	(2,760,177)	(2,697,004)	(641,681)	(30,344)	(4,358,444)	(10,487,650)

	Six Months Ended December 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$6,203,351	$1,971,522	$252,609	$717,851	$–	$9,145,513
Cost of revenues	5,279,591	1,168,159	241,801	440,910	17,003	7,147,464
Selling, general and administration	4,329,899	2,706,467	692,504	323,337	4,713,797	12,766,004
Research and development	–	–	–	–	–	–
Goodwill impairment	–	–	–	–	–	–
Other segment expenses	–	–	–	–	–	–
Income (loss) from operations	(3,408,483)	(1,903,104)	(681,696)	(46,396)	(4,730,800)	(10,767,955)
Other income (expenses)	(2,004,567)	(19,272)	(67,826)	(6,136)	(672,797)	(2,770,598)
Income tax benefit (provision)	(2,524)	–	–	–	(5,000)	(7,524)
Net income (loss)	(5,415,574)	(1,922,376)	(749,522)	(52,532)	(5,408,597)	(13,546,077)

Geographic Information

The following table presents revenue by country:

	Six Months Ended
	December 31,
	2025	2024
United States	$6,279,439	$8,108,984
Scotland	186,069	197,477
Spain	317,391	412,244
India	575,820	426,808
	$7,358,719	$9,145,513

The following table presents inventories by country:

	December 31,	June 30,
	2025	2025
United States	$158,073	$205,049
Scotland	2,559,977	2,484,796
	$2,718,050	$2,689,845

The following table presents property and equipment, net, by country:

	December 30,	June 30,
	2025	2025
United States	$966,584	$1,142,344
Scotland	73,297	80,084
Spain	39,850	44,966
India	4,320	5,921
	$1,084,051	$1,273,315

13.	Commitments and Contingencies

Lease Commitments - Operating Leases

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

In July 2025, the Company amended the lease for a medical clinic in Metairie, Louisiana for a five-year period from October 1, 2025 through September 31, 2030 related to IV pharmaceutical services. The Company recognized a right-of use asset and lease liability of 443,226 and used an effective borrowing rate of 8.00% within the calculation. Imputed interest is $2,875.

The following are the expected maturities of lease liabilities for operating leases as of December 31, 2025, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
Remaining 2026	$1,076,771
2027	1,630,369
2028	695,167
2029	373,076
2030	309,589
Thereafter	8,745
Total lease payments	4,093,708
Less: imputed interest	(483,344)
Present value of lease liabilities	$3,610,364

Other information related to operating leases as of December 31 and June 30, 2024, respectively, were as follows:

	December 31, 2025	June 30, 2025
Weighted average remaining lease term - years	2.76	2.80
Weighted average discount rate	7.21%	7.14%

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

In March 2024, MDIQ filed a breach of contract with Dalrada Technology Group, Inc. (“DHTI”) in Collin County Texas Superior Court. MDIQ was hired to process insurance claims for COVID-19 testing performed by Empower Genomics. MDIQ failed to perform yet filed a civil collection case against DHTI for failure to pay the invoices. DHTI is now in the process of counter suing for approximately $2,000,000 of unpaid claims that we would have benefitted from had MDIQ performed according to the contract. This case has now settled. Both the lawsuit and our counterclaims have been dismissed.

A former consultant, Simon Gray, and distribution representative, DePrey Company, acted in concert with supplier Zhongshan Mide Hardware Products Co., Ltd. (“Mide”) to misappropriate Fastenal Company purchase orders and ultimately extract Dalrada Manufacturing out of its contractual relationship. DHTI has filed a lawsuit against DePrey Company and Simon Gray in July for a breach of contract and intentional interference with contractual relationships in the California Southern District Court. No trial date has been set in this matter and the parties are in the process of conducting discovery.

In June 2024, DHTI filed a case in the California Southern District Court alleging, among other causes of action, fraud, breach of contract, unjust enrichment following DHTI purchasing Likido company from Stuart Cox and his failure to disclose pertinent financial liabilities he had incurred prior to the sale of the company to DHTI. Case was thought to be resolved at mediation, but Mr. Cox filed a motion to vacate the settlement agreement and proceed with litigation. The Court has denied Cox’s motions. However, the Court has allowed us to amend the complaint to further prove that Cox availed himself of California/US laws. An amended complaint was filed 1-29-2026.

On November 19, 2024, DHTI filed a lawsuit in the Southern Calif. District Court against William Bonar, Samantha and Ian MacKenzie, Jillian Hughes and Marion Bonar (“Defendants”) alleging numerous causes of action, including but not limited to fraud, tortious interference with contractual relations, and misappropriation of trade secrets. The Defendants were employed by or were directors of DHTI’s UK subsidiaries located in Scotland and England. No trial date has been set and DHTI is in the process of conducting discovery. The parties have now entered settlement discussions wherein Defendants have offered to return over 20,000,000 shares to DHTI.

On November 27, 2024, FFF Enterprises filed a lawsuit against Genefic, Inc. and DHTI as an alleged breach of a service agreement with a demand for $564,743.48. Genefic/DHTI has filed a motion to dismiss DHTI as a defendant because they were never a party to the agreement and filed an Answer on behalf of Genefic. The case has been settled and no further liability is owed.

On June 20, 2024, a former employee filed a complaint alleging numerous labor law violations after being laid off along with several other employees. A jury trial has been scheduled for May 8, 2026. DHTI is in the process of conducting in depth discovery in this matter. Settlement discussions are ongoing.

On March 27, 2025, Lamie RB Investments, LLC filed a suit for breach of a lease contract with Genefic, Inc. Lamie RB Investments, LLC is seeking damages in the amount equal to the term of the lease. Genefic, Inc. has issued discovery requests for Lamie to provide proof that they have mitigated their damages by trying to market and re-lease the property. Trial has been scheduled for June 5, 2026. Settlement discussions are ongoing.

On July 7, 2025, the Company filed a lawsuit against Wells Fargo for having released the Pala funds while the account was frozen for litigation. The lawsuit is a civil case filed in San Diego Superior Court. This case has settled and subsequently dismissed.

On August 11, 2025 Dalrada Precision Manufacturing Inc., a subsidiary of DHTI, filed a complaint in the San Diego Superior Court against Global Resources Sustainability Group, LLC and Richard Abernathy for fraud, conversion, breach of contract and violation of Bus. & Prof. Code 17200. We have filed a default against all parties.

On November 12, 2025 Cardinal Health filed a complaint for breach of contract in Ohio against Genefic Specialty RX alleging non-payment of invoices. An answer has been filed and counsel is currently working on a settlement.

On November 19, 2025, former counsel to Dalrada on the Kroger v. Genefic case filed a lawsuit for non-payment of attorney fees in San Diego Superior Court. An answer has been filed and the case is in the process of discussing a settlement.

14.	Subsequent Events

On January 21, 2026, Genefic Inc. (“Genefic”), a wholly-owned subsidiary of the Company, entered into a Master Performance Standby Letter of Credit and Guaranty Agreement dated December 31, 2025 (the “SBLC Agreement”) with IBS Equity Fund III, LLC, a division of IBS Investment Bank (the “Secured Party”). The SBLC Agreement provides for the issuance of various guarantees, including standby letters of credit, equity commitment letters, and other financial instruments, up to an aggregate commitment amount of $20,000,000. The SBLC Agreement supports a related Credit, Security, and Account Purchase Agreement (the “ARL Agreement”) dated the same day, under which the Secured Party (or its affiliate, IBS Private Credit Fund IV, LLC) may extend revolving credit through the purchase of accounts receivable on behalf of Genefic for the benefit of third-party beneficiaries in connection with Genefic’s business operations, up to $5,000,000. Key terms of the agreements include:

-	Availability Period: Commencing on December 31, 2025, and continuing until December 31, 2030, or earlier upon completion of specified payments or termination.
-	Guarantees: Under the SBLC Agreement, may include non-bank general guarantees, equity commitment letters, documentary letters of credit (governed by UCP 600 and UCC Article 5), and performance standby letters of credit (governed by ISP98), including a $5,000,000 standby letter of credit issued to back the obligations under the ARL Agreement.
-	Security and Collateral: Secured by a first-priority security interest in substantially all assets of Genefic, including real estate, inventory, equipment, receivables, and cash. Genefic must maintain a minimum required collateral value equal to 25% of the outstanding amount of all guarantees. Upon an event of default, the Secured Party may apply collateral to outstanding obligations.
-	Personal Guaranty: Brian Bonar, the Company’s Chairman and Chief Executive Officer, serves as guarantor under either agreement.
-	Fees and Expenses: Genefic is obligated to pay various fees, transaction expenses, and other costs including, but not limited to, $140,000 in cash at closing, a promissory note in the amount of $165,000 paid monthly in the amount of $7,652 over a 24 month period and a pre-funded warrant valued at $225,000 with mutual, unilateral repurchase rights granting Secured Party the right to purchase 5% of the fully diluted membership units of Genefic each due at closing.
-	Interest: Upon an event of default, unpaid obligations accrue interest at a default rate.
-	Covenants: Genefic must comply with affirmative covenants (e.g., financial reporting, compliance with laws) and negative covenants (e.g., restrictions on additional indebtedness, liens, or asset dispositions). Financial covenants include maintaining EBITDA to interest ratios and other metrics.
-	Events of Defaults include non-payment, failure to maintain minimum collateral value, breach of covenants, insolvency, or cross-defaults with other obligations. Upon default, the Secured Party may accelerate obligations, demand reimbursement, or liquidate collateral.

On January 20, 2026, the Company entered into a revenue purchase agreement with Fuji West LLC for $77,500, which includes a 4.5% purchase rate and a total purchased amount of $113,072 at the end of the term. The agreement includes $5,812 in closing costs.

On January 22, 2026, the Company entered into a revenue purchase agreement with Spring Funding HC LLC for $135,000, which includes an estimated 11.21% purchase rate and a total estimated purchased amount of $224,850 at the end of the term. The agreement includes $15,000 in closing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $4,424,582 and $10,487,650 during the three and six months ended December 31, 2025, respectively. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2025 and 2024

The following table sets forth the results of our operations for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,549,570	$1,264,184	$137,641	$308,538	$–	$3,259,933
Loss from Operations	$(458,157)	$(1,232,884)	$(236,423)	$(14,343)	$(1,631,504)	$(3,573,312)

	Three Months Ended December 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,739,251	$1,071,890	$21,534	$282,183	$–	$3,114,858
Loss from Operations	$(1,958,948)	$(579,665)	$(433,045)	$(122,722)	$(1,951,501)	$(5,045,881)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended December 31, 2025, was $1,549,570 compared with revenue of $1,739,251 during the three months ended December 31, 2024, a decrease of $189,681, or 10.9%. The decrease in revenues was primarily attributable to limited working capital to continue revenue growth and a shift in the sales pipelines of Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Revenues for the three months ended December 31, 2025, was $1,264,184 compared with revenue of $1,071,890 during the three months ended December 31, 2024, an increase of $192,294, or 17.9%. The increase in revenue is due to a growth in residential development opportunities for Bothof Brothers Construction.

Dalrada Precision Manufacturing:

Revenues for the three months ended December 31, 2025, was $137,641 compared with revenue of $21,534 during the three months ended December 31, 2024, an increase of $116,107, or 539.2%. The increase in revenue is primarily attributable to finalizing projects by Deposition Technology.

Dalrada Technologies:

Revenues for the three months ended December 31, 2025, was $308,538 compared with revenue of $282,183 during the three months ended December 31, 2024, an increase of $26,355, or 9.3%. The increase in revenue was a result of closing on new contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the three months ended December 31, 2025, was $721,025 compared to cost of revenues of $1,494,316 during the three months ended December 31, 2024, a decrease of $773,291, or 51.7%. The decrease in cost of revenues was primarily a result of limited working capital to continue revenue growth and a shift in the sales pipelines of Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Cost of Revenues for the three months ended December 31, 2025, was $1,111,029, compared to cost of revenues of $544,745 during the three months ended December 31, 2024, an increase of $566,284, or 204.0%.. The increase in revenue is due to a growth in residential development opportunities for Bothof Brothers Construction.

Dalrada Precision Manufacturing:

Cost of Revenues for the three months ended December 31, 2025, was $83,822 compared to cost of revenues of $25,712 during the three months ended December 31, 2024, an increase of $58,110, or 226.0%. The increase in cost of revenue is primarily attributable to finalizing projects by Deposition Technology.

Dalrada Technologies:

Cost of Revenues for the three months ended December 31, 2025, was $215,027 compared to cost of revenues of $205,443 during the three months ended December 31, 2024, an increase of $9,584 or 4.7%. The increase in cost of revenues was primarily a result of closing new contracts.

Operating Expenses

Genefic:

Operating expenses for the three months ended December 31, 2025, was $1,286,702 compared to operating expenses of $2,206,407 during the three months ended December 31, 2024, a decrease of $919,705 or 41.6%. The decrease in operating expenses was the result of an increase an overall decrease in operating activity and sales within the segment.

Dalrada Climate Technology:

Operating expenses for the three months ended December 31, 2025, was $1,386,039 compared to operating expenses of $1,106,810 during the three months ended December 31, 2024, an increase of $279,229, or 25.22%. The increase in operating expenses was a result of an increase of activity in Bothof Brothers Construction and Dalrada Technology Spain.

Dalrada Precision Manufacturing:

Operating expenses for the three months ended December 31, 2025 was $290,242 compared to operating expenses of $428,867 during the three months ended December 31, 2024, a decrease of $138,625 or 32.3%. The decrease in operating expenses was a result of a decrease in activity in all Dalrada Precision Manufacturing subsidiaries.

Dalrada Technologies:

Operating expenses for the three months ended December 31, 2025 was $107,854 compared to operating expenses of $199,462 during the three months ended December 31, 2024, a decrease of $91,608, or 45.9%. The decrease in operating expenses was primarily attributable to a decrease in overall sales volumes in Prakat.

Corporate:

Operating expenses for the three months ended December 31, 2025 was $1,627,371 compared to operating expenses of $2,012,551 during the three months ended December 31, 2024, a decrease of $385,180, or 19.1%. During the three months ended December 31, 2025 and 2024, the Company recorded stock compensation expense of $144,777 and $379,083, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $844,780 and $1,033,800 for the three months ended December 31, 2025 and 2024, respectively.

Net Income (Loss)

Net loss for the three months ended December 31, 2025 was $4,424,582 compared to net loss of $6,747,163 for the three months ended December 31, 2024.

Six Months Ended December 31, 2025 and 2024

The following table sets forth the results of our operations for the six months ended December 31, 2025 and 2024:

	Six Months Ended December 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$3,508,387	$3,012,653	$239,509	$598,170	$–	$7,358,719
Income (Loss) from Operations	$(1,508,700)	$(2,573,528)	$(638,761)	$(26,590)	$(4,144,997)	$(8,892,576)

	Six Months Ended December 31, 2024
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$6,203,531	$1,971,522	$252,609	$717,851	$–	$9,145,513
Income (Loss) from Operations	$(3,408,483)	$(1,903,104)	$(681,696)	$(46,396)	$(4,730,800)	$(10,767,955)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the six months ended December 31, 2025, was $3,508,387 compared with revenue of $6,203,531 during the six months ended December 31, 2024, an decrease of 43.4%. The decrease in revenues was primarily attributable to limited working capital to continue revenue growth and a shift in the sales pipelines of Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Revenues for the six months ended December 31, 2025, was $3,012,653 compared with revenue of $1,971,522 during the six months ended December 31, 2024, an increase of $1,041,131, or 52.8%. The increase in revenue is due to a growth in residential development opportunities for Bothof Brothers Construction.

Dalrada Precision Manufacturing:

Revenues for the six months ended December 31, 2025, was $239,509 compared with revenue of $252,609 during the six months ended December 31, 2024, a decrease of $13,100, or 5.2%. The decrease in revenue is due to Deposition Technology finalizing a number of projects during prior periods and reduced sales in the Precision Parts subsidiary.

Dalrada Technologies:

Revenues for the six months ended December 31, 2025, was $598,170 compared with revenue of $717,851 during the six months ended December 31, 2024, an decrease of $119,681, or 16.7%.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the six months ended December 31, 2025, was $2,345,117 compared to cost of revenues of $5,279,591 during the six months ended December 31, 2024, a decrease of $2,934,474, or 55.6%. The decrease in cost of revenue was primarily attributable to limited working capital to continue revenue growth and a shift in the sales pipelines of Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Cost of Revenues for the six months ended December 31, 2025, was $2,728,393, compared to cost of revenues of $1,168,159 during the six months ended December 31, 2024, an increase of $1,560,234, or 133.5%. The increase in cost of revenue is due to a growth in residential development opportunities for Bothof Brothers Construction.

Dalrada Precision Manufacturing:

Cost of Revenues for the six months ended December 31, 2025, was $187,680 compared to cost of revenues of $241,801 during the six months ended December 31, 2024, a decrease of $54,121, or 22.4%. The decrease in cost of revenue is due to Deposition Technology finalizing a number of projects during prior periods and reduced sales in the Precision Parts subsidiary.

Dalrada Technologies:

Cost of Revenues for the six months ended December 31, 2025, was $403,023 compared to cost of revenues of $440,910 during the six months ended December 31, 2024, a decrease of $37,887 or 8.6%.

Operating Expenses

Genefic:

Operating expenses for the six months ended December 31, 2025, was $2,671,970 compared to operating expenses of $4,332,423 during the six months ended December 31, 2024, a decrease of $1,660,453, or 38.3%. The decrease in operating expenses was the result of an increase an overall decrease in operating activity and sales within the segment.

Dalrada Climate Technology:

Operating expenses for the six months ended December 31, 2025, was $2,857,788 compared to operating expenses of $2,706,467 during the six months ended December 31, 2024, an increase of $151,321, or 5.0%. The increase in operating expenses was a result of an increase of activity in Bothof Brothers Construction and Dalrada Technology Spain.

Dalrada Precision Manufacturing:

Operating expenses for the six months ended December 31, 2025 was $690,589 compared to operating expenses of $692,504 during the six months ended December 31, 2024, a decrease of $1,915, or 0.03%. The decrease in operating expenses was a result of overall activity within the segment.

Dalrada Technologies:

Operating expenses for the six months ended December 31, 2025 was $221,737 compared to operating expenses of $323,337 during the six months ended December 31, 2024, a decrease of $101,600, or 31.4%.

Corporate:

Operating expenses for the six months ended December 31, 2025 was $4,135,566 compared to operating expenses of $4,713,797 during the six months ended December 31, 2024, a decrease of $435,922, or 9.2%. During the six months ended December 31, 2025 and 2024, the Company recorded stock compensation expense of $276,027 and $1,383,026, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of penalties and interest within interest expense on the consolidated statements of operations. Interest expense was $1,578,118 and $2,099,614 for the six months ended December 31, 2025 and 2024, respectively.

Net Income (Loss)

Net loss for the six months ended December 31, 2025 was $10,487,650 compared to net loss of $13,546,077 for the six months ended December 31, 2024.

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

As of December 31, 2025, we maintained a cash and cash equivalents balance of $399,381 (Restricted cash CD $329,307 which will be released when the Pala project is complete with Bothof Construction which is estimated to be March 2026) with a working capital deficit of $15,341,014.

Working Capital

As of December 31, 2025, the Company had current assets of $7,169,941 and current liabilities $22,510,955 compared with current assets of $7,741,021 and current liabilities $15,742,840 on June 30, 2025. The decrease in the working capital was primarily a result of increased accounts payable to fund payroll and pay outstanding vendors as well as an increase in related party notes.

Cash Flows

	Six Months Ended
	December 31,
	2025	2024
Net cash used by operating activities	$(3,261,788)	$(4,433,602)
Net cash used in investing activities	–	(457,285)
Net cash provided by financing activities	2,996,383	4,479,062
Net change in cash during the period, before effects of foreign currency	$(265,405)	$(411,825)

Cash flow from Operating Activities

During the six months ended December 31, 2025, the Company used $3,261,788 of cash for operating activities compared to used $4,433,602 during the six months ended December 31, 2024. The primary decrease in the use of cash for operating activities was a result of the increase in accounts payable to related parties.

Cash flow from Investing Activities

During the six months ended December 31, 2025, the Company used no cash for investing activities compared to $457,285 used during the six months ended December 31, 2024.

Cash flow from Financing Activities

During the six months ended December 31, 2025, the Company received $2,996,383 in net cash for financing activities compared to receiving $4,479,062 during the six months ended December 31, 2024. The decrease was primarily due to a reduction in proceeds from related party notes payable.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note (1) of the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project. As of December 31, 2025 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, concluded that our disclosure controls and procedures were ineffective as of that date primarily due to a material weakness in internal control over financial reporting described below.

(b) Changes in internal control over financial reporting. Material Weakness in Internal Control Over Financial Reporting Management has identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The identified material weakness primarily relates to preparing adequate and complete schedules across the various consolidated entities including roll forwards, revenue recognition, and allowance estimates. This deficiency could result in a reasonable possibility of material misstatements in the financial statements that would not have been prevented or detected.

Remediation Steps Being Taken

Management has taken and continues to take the following actions to remediate the material weakness:

•	Implemented enhanced review and approval controls, including multi-level reviews for all significant transactions, journal entries, and account reconciliations, supported by detailed checklists and documentation requirements.

•	Engaged external consultants and specialists to assist in the design, documentation, and testing of improved internal control procedures, including the adoption of new accounting software with automated controls.

Management believes these measures address the root causes of the material weakness. The Company expects the remediation to be substantially complete and fully tested by the end of the third quarter of fiscal 2026 (March 31, 2026) , at which time management anticipates concluding that the material weakness has been remediated.

However, the successful remediation of a material weakness requires sustained execution and validation through testing. There can be no assurance that the material weakness will be fully remediated on the anticipated timeline, or that additional material weaknesses will not be identified in the future. Until remediated, the Company will continue to perform additional manual procedures and reviews to mitigate the risk of misstatement.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting aside from the ongoing remediation efforts described above.

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

In March 2024, MDIQ filed a breach of contract with Dalrada Technology Group Inc (“DHTI”) in Collin County Texas Superior Court. MDIQ was hired to process insurance claims for COVID-19 testing performed by Empower Genomics. MDIQ failed to perform yet filed a civil collection case against DHTI for failure to pay the invoices. DHTI is now in the process of counter suing for approximately $2,000,000 of unpaid claims that we would have benefitted from had MDIQ performed according to the contract. This case has now settled. Both the lawsuit and our counterclaims have been dismissed.

A former consultant, Simon Gray, and distribution representative, DePrey Company, acted in concert with supplier Zhongshan Mide Hardware Products Co., Ltd. (“Mide”) to misappropriate Fastenal Company purhcase orders and ultimately extract Dalrada Manufacturing out of its contractual relationship. DHTI has filed a lawsuit against DePrey Company and Simon Gray in July for a breach of contract and intentional interference with contractual relationships in the California Southern District Court. No trial date has been set in this matter and the parties are in the process of conducting discovery.

In June 2024, DHTI filed a case in the California Southern District Court alleging, among other causes of action, fraud, breach of contract, unjust enrichment following DHTI purchasing Likido company from Stuart Cox and his failure to disclose pertinent financial liabilities he had incurred prior to the sale of the company to DHTI. Case was thought to be resolved at mediation, but Mr. Cox filed a motion to vacate the settlement agreement and proceed with litigation. The Court has denied Cox’s motions. However, the Court has allowed us to amend the complaint to further prove that Cox availed himself of California/US laws. An amended complaint was filed 1-29-2026.

On November 19, 2024, DHTI filed a lawsuit in the Southern Calif. District Court against William Bonar, Samantha and Ian MacKenzie, Jillian Hughes and Marion Bonar (“Defendants”) alleging numerous causes of action, including but not limited to fraud, tortious interference with contractual relations, and misappropriation of trade secrets. The Defendants were employed by or were directors of DHTI’s UK subsidiaries located in Scotland and England. No trial date has been set and DFCO is in the process of conducting discovery. The parties have now entered settlement discussions wherein Defendants have offered to return over 20,000,000 shares to DHTI.

On November 27, 2024, FFF Enterprises filed a lawsuit against Genefic, Inc. and DHTI as an alleged breach of a service agreement with a demand for $564,743.48. Genefic/DHTI has filed a motion to dismiss DHTI as a defendant because they were never a party to the agreement and filed an Answer on behalf of Genefic. The case has been settled and no further liability is owed.

On June 20, 2024, a former employee filed a complaint alleging numerous labor law violations after being laid off along with several other employees. A jury trial has been scheduled for May 8, 2026. DFCO is in the process of conducting in depth discovery in this matter. Settlement discussions are ongoing.

On March 27, 2025, Lamie RB Investments, LLC filed a suit for breach of a lease contract with Genefic, Inc. Lamie RB Investments, LLC is seeking damages in the amount equal to the term of the lease. Genefic, Inc. has issued discovery requests for Lamie to provide proof that they have mitigated their damages by trying to market and re-lease the property. Trial has been scheduled for June 5, 2026. Settlement discussions are ongoing.

On July 7, 2025, the Company filed a lawsuit against Wells Fargo for having released the Pala funds while the account was frozen for litigation. The lawsuit is a civil case filed in San Diego Superior Court. This case has settled and subsequently dismissed.

On August 11, 2025 Dalrada Precision Manufacturing Inc., a subsidiary of DHTI, filed a complaint in the San Diego Superior Court against Global Resources Sustainability Group, LLC and Richard Abernathy for fraud, conversion, breach of contract and violation of Bus. & Prof. Code 17200. We have filed a default against all parties.

On November 12, 2025 Cardinal Health filed a complaint for breach of contract in Ohio against Genefic Specialty RX alleging non-payment of invoices. An answer has been filed and counsel is currently working on a settlement.

On November 19, 2025, former counsel to Dalrada on the Kroger v. Genefic case filed a lawsuit for non-payment of attorney fees in San Diego Superior Court. An answer has been filed and the case is in the process of discussing a settlement.

Item 1A. Risk Factors.

Not applicable to smaller reporting entities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Securities.

None.

Item 3. Defaults Upon Senior Securities.

None noted.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dalrada Technology Group, Inc.

By: /s/ Brian Bonar
Date: February 20, 2026	Brian Bonar
Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer	February 20, 2026
Brian Bonar	and Director

