Form 10-Q
period 2026-03-31
Dalrada Technology Group, Inc.
filed 2026-05-21
CIK 725394

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 20, 2026, the registrant’s outstanding stock consisted of 120,157,113 common shares.

DALRADA TECHNOLOGY GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements.

DALRADA TECHNOLOGY GROUP, INC.

Consolidated Balance Sheets (unaudited)

	March 31,	June 30,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,625	$172,787
Restricted cash	329,307	329,307
Accounts receivable, net	2,386,017	2,747,194
Accounts receivable, net - related parties	1,769,289	1,093,620
Inventories	2,720,656	2,689,845
Prepaid expenses and other current assets	662,151	708,268
Total current assets	7,950,045	7,741,021
Long-term receivables	16,544	18,261
Long-term receivables - related parties	1,464,132	913,036
Property and equipment, net	900,963	1,273,315
Goodwill	1,526,042	1,531,893
Intangible assets, net	2,814,234	3,110,826
Right-of-use asset, net - Operating	2,324,783	2,629,794
Right-of-use asset, net - related party - Operating	721,292	1,140,749
Total assets	$17,718,035	$18,358,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,429,922	$4,175,896
Accrued liabilities	2,657,754	1,256,451
Accounts payable and accrued liabilities – related parties	10,523,659	3,387,977
Deferred revenue	1,640,464	1,506,686
Notes payable, current portion	9,143,168	3,937,797
Lease Liability, current portion - Operating	903,174	899,402
Lease Liability, current portion - related - Operating	605,567	578,631
Total current liabilities	29,903,708	15,742,840
Noncurrent payables
Notes payable, net of current portion	377,827	4,926,416
Notes payable, net of current portion – related parties	6,328,054	1,701,415
Contingent consideration	211,289	211,289
Lease Liability, net of current portion - Operation	1,563,870	1,850,671
Lease Liability, net of current portion - related party - Operating	155,389	614,681
Total liabilities	38,540,137	25,047,312

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Series I preferred stock, $0.01 par value, 100,000 shares authorized, 69,965 and 55,759 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	700	558
Series H preferred stock, $0.01 par value, 15,002 shares authorized, issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	150	150
Series G preferred stock, $0.01 par value, 100,000 shares authorized, 10,002 shares issued and outstanding as of both March 31, 2026 and June 30, 2025, respectively	100	100
Series F preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding as of both March 31, 2026 and June 30, 2025, respectively	50	50
Common stock, $0.005 par value, 500,000,000 shares authorized, 120,157,113 and 120,157,113 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	600,785	600,785
Common stock to be issued	18,262	7,265
Preferred stock to be issued	–	11,861,578
Additional paid-in capital	188,527,695	176,249,788
Accumulated deficit	(210,137,584)	(195,323,647)
Accumulated other comprehensive loss	111,930	(150,536)
Total Dalrada Technology Group’s stockholders’ equity (deficit)	(20,877,912)	(6,753,909)
Noncontrolling interests	55,810	65,492
Total stockholders’ equity (deficit)	(20,822,102)	(6,688,417)
Total liabilities and stockholders’ equity	$17,718,035	$18,358,895

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues	$1,942,865	$4,092,398	$8,720,236	$12,712,133
Revenues - related party	624,239	481,878	1,205,587	1,007,656
Total revenues	2,567,104	4,574,276	9,925,823	13,719,789
Cost of revenues	1,786,660	3,169,317	7,460,304	10,316,781
Gross profit	780,444	1,404,959	2,465,519	3,403,008

Operating expenses:
Selling, general and administrative	4,064,964	5,343,732	14,642,615	18,109,736
Total operating expenses	4,064,964	5,343,732	14,642,615	18,109,736
Loss from operations	(3,284,520)	(3,938,773)	(12,177,096)	(14,706,728)

Other income (expense):
Interest expense	(1,053,546)	(298,028)	(2,631,664)	(2,397,642)
Interest income	39	17,881	5,095	58,163
Other expense	(7,747)	(2,034)	(4,317)	(784,959)
Gain (loss) on foreign exchange	19,487	(1,575)	20,225	70,084
Total other expense, net	(1,041,767)	(283,756)	(2,610,661)	(3,054,354)
Loss before taxes	(4,326,287)	(4,222,529)	(14,787,757)	(17,761,082)
Provision for Income Taxes	–	–	26,180	7,524
Net loss	(4,326,287)	(4,222,529)	(14,813,937)	(17,768,606)

Other comprehensive loss
Foreign currency translation	102,480	(52,333)	262,466	(2,679)
Comprehensive loss	$(4,223,807)	$(4,274,862)	$(14,551,471)	$(17,771,285)

Net income (loss) attributable to noncontrolling interests	960	(27,030)	(9,682)	(52,507)
Net loss attributable to Dalrada Technology Group Inc. stockholders	$(4,327,247)	$(4,195,499)	$(14,804,255)	$(17,716,099)

Net loss per common share to Dalrada stockholders – basic	$(0.04)	$(0.05)	$(0.14)	$(0.19)
Net loss per common share to Dalrada stockholders – diluted	$(0.04)	$(0.05)	$(0.14)	$(0.19)

Weighted average common shares outstanding – basic	108,488,220	92,934,331	108,488,220	92,135,080
Weighted average common shares outstanding – diluted	108,488,220	92,934,331	108,488,220	92,135,080

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

Preferred Stock
	Series I		Series H		Series G		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	55,759	$558	15,022	$150	10,002	$100	5,000	$50
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–
Removal of NCI retained upon closure of Pala	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–
Balance at September 30, 2025	55,759	$558	15,022	$150	10,002	$100	5,000	$50
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	14,206	142	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–
Removal of NCI retained upon closure of Pala	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–
Balance at December 31, 2025	69,965	$700	15,022	$150	10,002	$100	5,000	$50
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–
NCI Adjustment prior quarters	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–
Balance at March 31, 2026	69,965	$700	15,022	$150	10,002	$100	5,000	$50

Balance at June 30, 2025	55,759	558	15,022	150	10,002	100	5,000	50
Common stock issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Conversion of related party notes into preferred stock	14,206	142	–	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	–	–	–	–
Common stock issued pursuant to consulting agreement	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–
Removal of NCI retained upon closure of Pala	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–
Balance at March 31, 2026	69,965	$700	15,022	$150	10,002	$100	5,000	$50

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

(continued)

					Additional
	Common Stock		Common Stock	Preferred Stock	Paid-in
	Shares	Amount	to be Issued	to be Issued	Capital

Balance at June 30, 2025	120,157,113	$600,785	$7,265	$11,861,578	$176,249,788
Common stock issued pursuant to acquisitions	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	5,749
Common stock issued pursuant to consulting agreement	–	–	3,692	–	–
Stock-based compensation	–	–	–	–	131,250
Removal of NCI retained upon closure of Pala	–	–	–	–	–
Net loss	–	–	–	–	–
Foreign currency translation	–	–	–	–	–
Balance at September 30, 2025	120,157,113	$600,785	$10,957	$11,861,578	$176,386,787
Common stock issued pursuant to acquisitions	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	5,748
Conversion of related party notes into preferred stock	–	–	–	(11,861,578)	11,861,436
Common stock issued pursuant to consulting agreement	–	–	3,693	–	–
Stock-based compensation	–	–	–	–	144,778
Net loss	–	–	–	–	–
Foreign currency translation	–	–	–	–	–
Balance at December 31, 2025	120,157,113	$600,785	$14,650	$–	$188,398,749
Common stock issued pursuant to acquisitions	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	–	–	5,748
Common stock issued pursuant to consulting agreement	–	–	3,612	–	–
Stock-based compensation	–	–	–	–	123,198
NCI Adjustment prior quarters	–	–	–	–	–
Net loss	–	–	–	–	–
Foreign currency translation	–	–	–	–	–
Balance at March 31, 2026	120,157,113	$600,785	$18,262	$–	$188,527,695

Balance at June 30, 2025	120,157,113	600,785	7,265	11,861,578	176,249,788
Common stock issued pursuant to acquisitions	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	(11,861,578)	11,861,436
Warrants issued pursuant to acquisitions	–	–	–	–	17,245
Common stock issued pursuant to consulting agreement	–	–	10,997	–	–
Stock-based compensation	–	–	–	–	399,226
Removal of NCI retained upon closure of Pala	–	–	–	–	–
Net loss	–	–	–	–	–
Foreign currency translation	–	–	–	–	–
Balance at March 31, 2026	120,157,113	$600,785	$18,262	$–	$188,527,695

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

(continued)

			Total
		Accumulated Other	Dalrada Financial Corp's		Total
	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Deficit	Income (Loss)	Deficit	Interests	Equity (Deficit)

Balance at June 30, 2025	(195,323,647)	(150,536)	(6,753,909)	65,492	(6,688,417)
Common stock issued pursuant to acquisitions	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,749	–	5,749
Common stock issued pursuant to consulting agreement	–	–	3,692	–	3,692
Stock-based compensation	–	–	131,250	–	131,250
Removal of NCI retained upon closure of Pala	–	–	–	–	–
Net loss	(6,059,401)	–	(6,059,401)	(3,667)	(6,063,068)
Foreign currency translation	–	12,158	12,158	–	12,158
Balance at September 30, 2025	$(201,383,048)	$(138,378)	$(12,660,461)	$61,825	$(12,598,636)
Common stock issued pursuant to acquisitions	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	5,748	–	5,748
Common stock issued pursuant to consulting agreement	–	–	3,693	–	3,693
Stock-based compensation	–	–	144,778	–	144,778
Net loss	(4,417,607)	–	(4,417,607)	(189,178)	(4,606,785)
Foreign currency translation	–	147,828	147,828	–	147,828
Balance at December 31, 2025	$(205,800,655)	$9,450	$(16,776,021)	$(127,353)	$(16,903,374)
Common stock issued pursuant to acquisitions	–	–			–
Warrants issued pursuant to acquisitions	–	–	5,748	–	5,748
Common stock issued pursuant to consulting agreement	–	–	3,612	–	3,612
Stock-based compensation	–	–	123,198	–	123,198
NCI Adjustment prior quarters	(10,642)	–	(10,642)	10,642	–
Net loss	(4,326,287)	–	(4,326,287)	172,521	(4,153,766)
Foreign currency translation	–	102,480	102,480	–	102,480
Balance at March 31, 2026	$(210,137,584)	$111,930	$(20,877,912)	$55,810	$(20,822,102)

Balance at June 30, 2025	(195,323,647)	(150,536)	(6,753,909)	65,492	(6,688,417)
Common stock issued pursuant to acquisitions	–	–	–	–	–
Conversion of related party notes into preferred stock	–	–	–	–	–
Warrants issued pursuant to acquisitions	–	–	17,245	–	17,245
Common stock issued pursuant to consulting agreement	–	–	10,997	–	10,997
Stock-based compensation	–	–	399,226	–	399,226
Removal of NCI retained upon closure of Pala	–	–	–	–	–
Net loss	(14,813,937)	–	(14,813,937)	(9,682)	(14,823,619)
Foreign currency translation	–	262,466	262,466	–	262,466
Balance at March 31, 2026	$(210,137,584)	$111,930	$(20,877,912)	$55,810	$(20,822,102)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,813,937)	$(17,768,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	655,136	732,073
Stock compensation	410,224	1,647,067
Changes in operating assets and liabilities, net of amounts acquired or assumed in connection with acquisition:
Accounts receivable	(314,492)	471,132
Other receivables	17,109	482,624
Inventories	(30,811)	(206,806)
Prepaid expenses and other current assets	29,008	(99,406)
Noncurrent receivables	(549,379)	26,578
Accounts payable and accrued liabilities - related parties	6,989,461	9,440,875
Accounts payable and accrued liabilities	1,401,303	(1,449,145)
Decrease in Right of Use Asset/Liability	9,083	27,969
Contingent consideration	–	209,715
Deferred revenue	133,778	341,976
Net cash used in operating activities	(6,063,517)	(6,143,953)
Cash flows from investing activities:
Purchase of property and equipment	–	(287,080)
Purchase of intangibles	–	(146,449)
Acquisition of business, net of cash	–	(46,269)
Net cash used in investing activities	–	(479,798)
Cash flows from financing activities:
Net proceeds (repayments) from related party notes payable	4,626,639	3,903,354
Repayments of notes payable	–	–
Net proceeds (repayments) from notes payable	656,782	1,532,573
Additional Paid in Capital	12,277,907	672,554
Stock issued	(11,850,439)	114,863
Net cash provided by financing activities	5,710,889	6,223,344
Net change in cash and cash equivalents	(352,628)	(400,407)
Effect of exchange rate changes on cash	262,466	(2,679)
Cash and cash equivalents at beginning of period	502,094	501,927
Cash and cash equivalents at end of period	$411,932	$98,841

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18,680	$–
Cash paid for interest	$1,277,813	$2,099,614

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party notes and interest into preferred stock	$–	$17,243,235
Preferred stock issued pursuant to business combination	$–	$4,596,290
Warrants issued pursuant to acquisitions	$17,245	$11,496
(Decrease) Increase in right-of-use asset and liability	$(4,848)	$(27,969)

(The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements)

DALRADA TECHNOLOGY GROUP, INC.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Organization and Nature of Operations

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

Liquidity and Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2026, and June 30, 2025, the Company had negative working capital of $21,951,398 and $8,001,819, respectively. The Company incurred negative cash flows from operations for the three months ended March 31, 2026, and 2025, and raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this report. The continuation of the Company as a going concern is dependent upon the successful financing through equity and/or debt investors and growing the subsidiaries anticipated to be profitable while reducing investments in areas that are not expected to have long-term benefits. The Company expects to obtain operational liquidity through collection of outstanding accounts receivable from medical insurance providers, the sale of DCT heat pumps as well as ongoing projects through the Company’s various subsidiaries.

The Company’s ability to continue as a going concern is dependent upon its ability to improve operating performance, generate positive cash flows from operations, collect outstanding accounts receivable balances, including receivables from medical insurance providers, and obtain additional capital through debt financings, equity financings, strategic transactions, or other capital sources.

Management has implemented and continues to evaluate initiatives intended to improve liquidity and reduce operating cash burn, including focusing resources on subsidiaries and projects expected to generate near-term revenue and positive cash flows, reducing expenditures related to non-core initiatives, pursuing operational efficiencies, and evaluating additional financing opportunities. The Company also expects future liquidity to be supported through anticipated collections of outstanding receivables, continued growth and future deployment of DCT heat pump systems, and revenue growth from ongoing customer projects across certain subsidiaries.

However, there can be no assurance that the Company will be successful in implementing its plans, achieving profitable operations, collecting outstanding receivable balances on anticipated timelines, or obtaining additional financing on acceptable terms, if at all. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”),. Accordingly, certain information and disclosures required by US GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, balances are expressed in U.S. dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2025 (the “2025 Annual Audited Financials”), included in the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2025 (the “Form 10-K”). The results of operations as of and for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for the 2026 full year or any future periods. The accompanying consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated balance sheet as of June 30, 2025 contained in the 2025 Annual Audited Financials included in the Form 10-K.

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

During the three months ended March 31, 2026, and 2025, healthcare insurers and government payers accounted for 13% and 46% of total revenues, respectively. During the nine months ended March 31, 2026, and 2025, healthcare insurers and government payers accounted for 28% and 45% of total revenues, respectively. The accounts receivable related to both healthcare insurers and government payers are $521,595 and $781,756 as of March 31, 2026 and June 30, 2025, respectively.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, deferred revenue, notes payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

	Fair Value Measurements as of March 31, 2026:
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

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2026, and June 30, 2025, the Company had an allowance of doubtful accounts $981,590 and $87,620 respectively.

(i)	Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in first-out basis. As March 31, 2026, and year ended June 30, 2025, inventory is comprised of raw materials purchased from suppliers, work-in-progress, and finished goods produced or purchased for resale. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

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

Certain acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include managements assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results. As of March 31, 2026, and June 2025, the Company had a fair value of the contingent consideration $211,289 and $211,289, respectively.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment tests. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. During the quarter ended March 31, 2026, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As a result of the qualitative impairment assessment performed, the Company did not recognize goodwill impairment.

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

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less. Each month, deferred revenue is analyzed and adjusted for customer deposits received on construction projects for Bothof and on doors for Grand Entrances. These deposits are not considered revenue until the progress has been met for Bothof and for Grand Entrances it is reported when the door is delivered to the customer. There are also deferred revenues for Dalrada Career Institute because some of their students pay up front for courses which last several months These revenues are considered as the course progresses. All deferred revenue is expected to be collected within 12 months of March 31, 2026.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Product sales - third parties	$1,567,993	$514,615	$3,049,582	$5,044,506
Product sales - related party	–	–	–	–
Service revenue - third parties	374,872	3,577,783	5,670,654	7,667,627
Service revenue - related party	624,239	481,878	1,205,587	1,007,656
Total revenue	$2,567,104	$4,574,276	$9,925,823	$13,719,789

Accounts Receivable and Deferred Revenue

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31,	June 30,
	2026	2025
Accounts receivable, net	$2,386,017	$2,747,194
Accounts receivable, net - related parties	1,769,289	1,093,620
Long-term receivables	16,544	18,261
Long-term receivables - related parties	1,464,132	913,036
Deferred revenue	1,640,464	1,506,686

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

Cost of revenue consists primarily of inventory sold for product sales and direct labor for information technology and consulting services. The following table is a breakdown of cost of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Product sales	$1,319,853	$201,089	$2,412,553	$4,443,679
Service revenue	466,807	2,968,228	5,047,751	5,873,102
Total cost of revenue	$1,786,660	$3,169,317	$7,460,304	$10,316,781

(p)	Advertising

Advertising costs are expensed as incurred. During the three months ended March 31, 2026 and 2025, advertising expenses were $19,346 and $214,471, respectively. During the nine months ended March 31, 2026 and 2025, advertising expenses were $136,987 and $329,235, respectively.

(q)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three months ended March 31, 2026 and 2025, stock-based compensation was $126,811 and $264,041, respectively. During the nine months ended March 31, 2026 and 2025, stock-based and consulting based compensation expense was $410,224 and $1,647,067, respectively.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the three and nine months ended March 31, 2026, and 2026, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

As of March 31, 2026, and June 30, 2025, non-controlling interests pertained to the Company’s Prakat subsidiary.

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

The weighted average number of common stock equivalents related to cashless warrants are 59,846,719 and 54,114,779 for the nine months ended March 31, 2026, and 2025 respectively, and was not included in diluted loss per share, because the effects are antidilutive.

There were no adjustments to the numerator during the nine months ended March 31, 2026.

(v)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company had a full valuation allowance at March 31, 2026, and June 30, 2025.

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

The Company has made a preliminary allocation of the purchase price regarding the acquisition related to the assets acquired and liabilities assumed as of the purchase date. The following table summarizes the purchase price allocation as of August 21, 2024:

Preliminary Purchase Price Allocation
Cash and cash equivalents	$24,069
Accounts receivable, net	207,335
Prepaid expenses	28,917
Inventory	182,281
Property and equipment, net	55,405
Goodwill	185,269
Accounts payable	(141,064)
Deferred revenue	(2,186)
Ally loan	(10,515)
Fundation loan	(84,677)
MCA servicing loan	(83,445)
BA EIDL loan	(150,000)
Purchase price consideration	$211,389

4.	Selected Balance Sheet Elements

Inventories

Inventories consisted of the following as of March 31, 2026 and June 30, 2025:

	March 31,	June 30,
	2026	2025
Raw materials	$1,139,277	$977,224
Work-in-progress	461,105	1,638,330
Finished goods	1,120,274	74,291
	$2,720,656	$2,689,845

Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2026 and June 30, 2025:

	March 31,	June 30,
	2026	2025
Machinery and equipment	$1,328,121	$1,645,788
Leasehold improvements	586,818	557,524
Computer and office equipment	594,496	583,350
	2,509,435	2,786,662
Less: Accumulated depreciation	(1,608,472)	(1,513,347)
	$900,963	$1,273,315

Depreciation expense was $127,127 and $130,208 for the three months ended, and $357,642 and $399,477 for the nine months ended March 31, 2026, and 2025, respectively, were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Intangible Assets, Net

Intangible assets, net consisted of the following as of March 31, 2026:

					Developed
					technology,
	Curriculum		Customer		software,
	development	Licenses	relationships	Trademarks	and other	Totals

Balance: June 30, 2025	$693,385	$969,000	$1,341,680	$535,547	$953,348	$4,492,960
Additions	–	–	–	–	–	–
Balance: March 31, 2026	693,385	969,000	1,341,680	535,547	953,348	4,492,960

Less: Accumulated amortization
Balance: June 30, 2025	(310,908)	(62,281)	(410,766)	(234,402)	(363,777)	(1,382,134)
Additions	(52,004)	(34,519)	(99,989)	(41,049)	(69,031)	(296,592)
Balance: March 31, 2026	(362,912)	(96,800)	(510,755)	(275,451)	(432,808)	(1,678,726)

Net book value: March 31, 2026	$330,473	$872,200	$830,925	$260,096	$520,540	$2,814,234

Amortization expense of $296,592 and $334,874 for the nine months ended, and $100,956 and $90,117 for the three months ended, March 31, 2026, and 2025, respectively, were included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The Company’s intangible assets are subject to amortization and are amortized over the straight-line methods over their estimated period of benefit.

5.	Notes Receivable

Notes Receivable – Related Parties

On October 1, 2025, the Company executed a loan agreement with Bandy Ranch Development, LLC for an initial principal target amount of $120,000, with a total loan amount not to exceed $250,000. The interest rate of the loan is 6%. The proceeds of the loan are to assist the financing for the construction and development of nine residential homes. The loan shall be secured by the project proceeds and related accounts receivable. As of March 31, 2026, the principal balance was $65,129 and accrued interest was $0.

6.	Notes Payable

Notes Payable - Related Parties

The following is a summary of notes payable – related parties on March 31, 2026 and June 30, 2025:

	March 31, 2026
	Outstanding	Accrued
	Principal	Interest
Related entity 2	$2,105,413	$296,896
Related entity 4	1,833,383	146,042
Related entity 6	2,389,258	58,687
	$6,328,054	$501,625

	June 30, 2025
	Outstanding	Accrued
	Principal	Interest
Related entity 2	$866,244	$117,920
Related entity 4	714,196	33,909
Related entity 6	120,975	18,615
	$1,701,415	$170,444

The following is a summary of current and long-term notes payable – related parties as of March 31, 2026 and June 30, 2025:

	March 31, 2026
	Current	Long-Term
	Portion	Portion	Total
Related entity 2	$–	$2,105,413	$2,105,413
Related entity 4	–	1,833,383	1,833,383
Related entity 6	–	2,389,258	2,389,258
	$–	$6,328,054	$6,328,054

	June 30, 2025
	Current	Long-Term
	Portion	Portion	Total
Related entity 2	$–	$866,244	$866,244
Related entity 4	–	714,196	714,196
Related entity 6	–	120,975	120,975
	$–	$1,701,415	$1,701,415

Notes Payable

Notes payable includes the following:

	March 31,	June 30,
	2026	2025
Current portion	$9,143,168	$3,937,797
Long-term portion	377,827	4,926,416
Total	$9,520,995	$8,864,213

The Company’s Economic Injury Disaster Loan (“EIDL”) dated May 10, 2020, include a 3.75% interest rate for up to 30 years; the payments are deferred for the first two years (during which interest will accrue), and payments of principal and interest are made over the remaining 28 years. The EIDL loan has no penalty for prepayment. The EIDL loan attaches collateral which includes the following property that EIDL borrower owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest the EIDL borrower grants includes all accessions, attachments, accessories, parts, supplies and replacements for the collateral, all products, proceeds and collections thereof and all records and data relating thereto. The balance of the Company’s EIDL is $150,005 as of March 31, 2026, and 2025, respectively. The EIDL loan is technically in default as a result of a change in ownership without the Small Business Administration (“SBA”) prior written consent. The Company has contacted the SBA regarding the transfer of ownership and has not yet finalized the transfer of ownership.

The Company’s COVID-19 Government Loan includes a 2.5% interest rate for up to nine years; the payments are deferred for the first year (during which interest will accrue). The balance of COVID-19 Government Loan is $2,193 and $16,645 as of March 31, 2026, and 2025, respectively.

The Company has a loan totaling $54,269 and $81,359 as of March 31, 2026, and 2025, respectively. The loan is collateralized by personal property and includes twelve monthly payments in the amount of 5,137.50. The Company renewed a loan on June 26, 2023, for $176,836, which includes an interest rate equal to the Wall Street Journal Prime Rate, or 8.25% as of June 30, 2023, and a maturity date of June 26, 2024. The Company renewed the loan again on November 21, 2025, for $58,717, which includes an interest rate of 9.00%. The net balance of the loan is $44,766 as of March 31, 2026.

On July 25, 2023, the Company entered into an agreement with OnPoint LTB, LLC, for a credit line and funding of up to $2,000,000. The terms of the credit line include a 24-month term loan, with interest only for 6 months, then amortizing over 18 months down to 50%, with the remaining 50% of the balance due at the end of term. Interest is fixed at 20% per annum, with an origination fee of $20,000 which is added to the loan balance. The Company borrowed the first installment of $1,200,000 at the time of closing and the remaining $800,000 was borrowed on October 4, 2023. As part of the loan origination fee, the Company issued 500,000 shares of its common stock. The transaction includes a debt discount of $189,971 which is amortized using an effective interest method over a 24-month period. The net balance of the loan is $913,982 as of March 31, 2026.

On January 4, 2024, the Company executed a revenue purchase agreement with NewCo Capital Group LLC for $350,000, which includes a 17% purchase percentage and a total purchased amount of $507,500 at the end of the term. The agreement includes a $10,500 underwriting fee and a $10,500 origination fee. The debt was fully paid as of June 30, 2025.

On January 22, 2024 a loan and security agreement was executed with Nautilus Parent Holding, LLC whereby the Company can borrow 80% of the estimated accounts receivable at 2% interest per month for up to a maximum draw down of $750,000. On April 18, 2024, the Company board of directors approved to increase the maximum draw down to $8,000,000. As of March 31, 2026, the total drawdown was $6,505,000. The agreement includes a $5,000 expense deposit.

On May 2, 2024, the Company executed a revenue purchase agreement with Credit Line Capital Group for $600,000, which includes a 14% purchase percentage and a total purchased amount of $786,000 at the end of the term. The agreement includes a $6,000 underwriting fee and a $6,000 origination fee. The net balance of the loan is $18,550 as of March 31, 2026.

On May 16, 2024, the Company entered into a promissory note with 1800 Diagonal Lending, LLC for $122,475. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on March 30, 2025. There are 10 monthly payments in the amount of $13,962 for a total payback of $139,621. The debt was fully paid as of June 30, 2025.

On May 16, 2024, the Company entered into a term loan with Agile Capital Funding, LLC for $525,000 and includes an administrative fee in the amount of $23,625. There are 32 weekly payments in the amount of $22,641 for a total payback of $724,500. The net balance of the loan is $0 as of March 31, 2026.

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

On September 20, 2024, the Company executed a revenue purchase agreement with QFS Capital, LLC with a total advance of up to $1,573,781 and payback of $2,359,097. The net balance of the loan is $127,616 as of March 31, 2026.

On September 18, 2025, the Company entered into a promissory note with Vanquish Funding Group, Inc. for $140,300. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on July 30, 2026. There is 1 monthly payment of $95,965 due on March 30, 2026 and 4 subsequent monthly payments in the amount of $15,994 for a total payback of $159,942. The net balance of the loan is $68,668 as of March 31, 2026.

On November 6, 2025, the Company entered into a revenue purchase agreement with AMF Team Inc. for $100,000, which includes a 45% purchase rate and a total purchased amount of $199,900 at the end of the term. The agreement includes $50,000 in closing costs. The debt was fully paid as of March 31, 2026.

On November 14, 2025, the Company entered into a revenue purchase agreement with Flow Capital Funding for $150,000, which includes a 15% purchase rate and a total purchased amount of $219,000 at the end of the term. The agreement includes $12,000 in closing costs. The net balance of the loan is $84,832 as of March 31, 2026.

On November 14, 2025, the Company entered into a revenue purchase agreement with Quick Funding Group for $150,000, which includes a 20% purchase rate and a total purchased amount of $220,500 at the end of the term. The agreement includes $12,250 in closing costs. The net balance of the loan is $41,497 as of March 31, 2026.

On November 17, 2025, the Company entered into a promissory note with Vanquish Funding Group, Inc. for $94,300. The promissory note includes a one-time interest charge of 14%, which was applied on the issuance date, and matures on August 15, 2026. There are nine payments each in the amount of $11,945 for a total payback of $107,502. The net balance of the loan is $55,600 as of March 31, 2026.

On December 16, 2025, the Company entered into a revenue purchase agreement with Verve Funding for $150,000, which includes a 5.04% purchase rate and a total purchased amount of $225,000 at the end of the term. The agreement includes $10,227 in closing costs. The net balance of the loan is $69,271 as of March 31, 2026.

On December 16, 2025, the Company entered into a revenue purchase agreement with Alpha Equity Fund for $130,000, which includes a 25% purchase rate and a total purchased amount of $194,870 at the end of the term. The agreement includes $13,000 in closing costs. The net balance of the loan is $0 as of March 31, 2026.

On December 22, 2025, the Company entered into a revenue purchase agreement with MCI Group LLC dba CC Split for $75,000, which includes a 5.55% purchase rate and a total purchased amount of $112,500 at the end of the term. The agreement includes $7,500 in closing costs. The net balance of the loan is $16,676 as of March 31, 2026.

On January 20, 2026, the Company entered into a revenue purchase agreement with Fuji West LLC for $77,500, which includes a 4.5% purchase rate and a total purchased amount of $113,072 at the end of the term. The agreement includes $5,812 in closing costs. The net balance of the loan is $32,028 as of March 31, 2026.

On January 22, 2026, the Company entered into a revenue purchase agreement with Spring Funding HC LLC for $135,000, which includes an estimated 11.21% purchase rate and a total estimated purchased amount of $224,850 at the end of the term. The agreement includes $15,000 in closing costs. The net balance of the loan is $0 as of March 31, 2026 due to the refinancing done on March 10, 2026 where this loan balance of $93,737 was rolled into the other loan.

On February 3, 2026, the Company entered into a revenue purchase agreement with Liberty Funding Source for $100,000, which includes an estimated 11.0% purchase rate and a total estimated purchased amount of $159,000 at the end of the term. The agreement includes $10,000 in closing costs. The net balance of the loan is $0 as of March 31, 2026.

On February 4, 2026, the Company entered into a revenue purchase agreement with Dependance Platinum for $100,000, which includes an estimated 5.7% purchase rate and a total estimated purchased amount of $159,900 at the end of the term. The agreement includes $10,000 in closing costs. The net balance of the loan is $17,878 as of March 31, 2026.

On March 6, 2026, the Company entered into a revenue purchase agreement with Silverline for $47,000, which includes an estimated 6.2% purchase rate and a total estimated purchased amount of $76,450 at the end of the term. The agreement includes $3,000 in closing costs. The net balance of the loan is $45,465 as of March 31, 2026.

On March 6, 2026, the Company entered into a revenue purchase agreement with Silverline for $188,000, which includes an estimated 20.9% purchase rate and a total estimated purchased amount of $291,728 at the end of the term. The agreement includes $6,615 in closing costs. The net balance of the loan is $31,497 as of March 31, 2026.

On March 10, 2026, the Company entered into a revenue purchase agreement with Flow Capital Funding for $250,000, which includes an estimated 15.0% purchase rate and a total estimated purchased amount of $365,000 at the end of the term. The agreement includes $20,000 in closing costs. The net balance of the loan is $137,332 as of March 31, 2026.

On March 11, 2026, the Company entered into a revenue purchase agreement with Turning Point Capital Group for $55,000, which includes an estimated 0.5% purchase rate and a total estimated purchased amount of $82,500 at the end of the term. The agreement includes $5,500 in closing costs. The net balance of the loan is $44,903 as of March 31, 2026.

On March 12, 2026, the Company entered into a revenue purchase agreement with Blue Sky Advance for $400,000 and a total estimated purchased amount of $560,000 at the end of the term. The agreement includes $27,972 in closing costs. The net balance of the loan is $216,792 as of March 31, 2026.

On March 17, 2026, the Company entered into a revenue purchase agreement with Liberty Funding Source for $100,000, which includes an estimated 15.0% purchase rate and a total estimated purchased amount of $159,000 at the end of the term. The agreement includes $10,000 in closing costs. The net balance of the loan is $67,358 as of March 31, 2026.

On March 18, 2026, the Company entered into a revenue purchase agreement with Timeless Funding LLC for $100,000, which includes an estimated 9.6% purchase rate and a total estimated purchased amount of $159,900 at the end of the term. The agreement includes $10,000 in closing costs. The net balance of the loan is $79,703 as of March 31, 2026.

On March 20, 2026, the Company entered into a revenue purchase agreement with Spring Funding HC LLC for $325,000, which includes an estimated 30.1% purchase rate and a total estimated purchased amount of $487,175 at the end of the term. The agreement includes $26,000 in closing costs. The net balance of the loan is $300,125 as of March 31, 2026.

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

Fiscal 2026 Transactions

During the nine months ended March 31, 2026 and 2025, the Company received cash funding or expenses paid on behalf of the Company from related parties. The expenses paid on their behalf primarily relate to operational expenditure and payroll. In most cases, promissory notes were created on a quarterly basis totaling the amounts referenced above. The remaining amounts are included within accounts payable – related parties for which the related parties expect repayment. The above-referenced expenses relate to three corporations that the Company has classified as related parties. These corporations are all owned and/or operated by an individual who has a familial relationship with the Company’s CEO.

As of March 31, 2026 and June 30, 2025 amounts included within accounts payable and accrued liabilities – related parties for related party expenses was $10,523,659 and $3,387,977, respectively. The increase of $7,135,682 is primarily attributable to payroll related expenditures.

The following is a summary of revenues recorded by the Companies to related parties with common ownership:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Bothof Brothers	$578,908	$481,878	$1,160,256	$1,007,656
	$578,908	$481,878	$1,160,256	$1,007,656

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

11.	Stock-Based Compensation

			Weighted
	Common	Weighted	Average
	Stock	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding - June 30, 2024	54,114,779	$0.26	8.27
Granted	3,855,000	0.13
Exercised	–	–
Forfeited	(648,174)	–
Outstanding - June 30, 2025	57,321,605	$0.25	7.62
Granted	3,000,000	–
Exercised	–	–
Forfeited	(474,886)	–
Outstanding – March 31, 2026	59,846,719	$0.24	6.73
Exercisable – March 31, 2026	54,687,302	$0.25	6.60

The Company recorded stock-based compensation of $126,811 and $264,041 for the three months ended March 31, 2026 and 2025, and $410,224 and $1,647,067 for the nine months ended March 31, 2026 and 2025, respectively. Total unrecognized compensation cost of non-vested options was $193,156 on March 31, 2026, which will be recognized through fiscal year ending June 30, 2029.

12.	Segment Reporting

The Company operates in 5 separate divisions and is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who evaluates segment performance based on operating income (loss) for purposes of allocating resources and evaluating financial performance.

Segment information for the three months and nine months ended March 31, 2026, and 2025 is as follows:

	Three Months Ended March 31, 2026
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$901,255	$1,408,784	$44,904	$212,161	$–	$2,567,104
Cost of revenues	440,114	1,119,930	81,770	144,255	591	1,786,660
Selling, general and administration	1,002,185	833,504	334,081	77,466	1,817,728	4,064,964
Research and development	–	–	–	–	–	–
Goodwill impairment	–	–	–	–	–	–
Other segment expenses	–	–	–	–	–	–
Income (loss) from operations	(541,044)	(544,650)	(370,947)	(9,560)	(1,818,319)	(3,284,520)
Other income (expenses)	(426,430)	(217,404)	11,916	1,846	(411,695)	(1,041,767)
Income tax benefit (provision)	–	–	–	–	–	–
Net income (loss)	(967,474)	(762,054)	(359,031)	(7,714)	(2,230,014)	(4,326,287)

	Three Months Ended March 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,397,361	$2,777,108	$127,674	$272,133	$–	$4,574,276
Cost of revenues	754,113	2,116,964	73,479	208,738	16,023	3,169,317
Selling, general and administration	1,646,990	1,318,943	250,618	139,359	1,987,822	5,343,732
Research and development	–	–	–	–	–	–
Goodwill impairment	–	–	–	–	–	–
Other segment expenses	–	–	–	–	–	–
Income (loss) from operations	(1,003,742)	(658,799)	(196,423)	(75,964)	(2,003,845)	(3,938,773)
Other income (expenses)	(242,187)	16,361	130,016	(4,955)	(182,991)	(283,756)
Income tax benefit (provision)	–	–	–	–	–	–
Net income (loss)	(1,245,929)	(642,438)	(66,407)	(80,919)	(2,186,836)	(4,222,529)

	Nine Months Ended March 31, 2026
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,409,642	$4,421,437	$284,413	$810,331	$–	$9,925,823
Cost of revenues	2,785,231	3,848,323	269,450	547,278	10,022	7,460,304
Selling, general and administration	3,674,155	3,691,292	1,024,671	299,203	5,953,294	14,642,615
Research and development	–	–	–	–	–	–
Goodwill impairment	–	–	–	–	–	–
Other segment expenses	–	–	–	–	–	–
Income (loss) from operations	(2,049,744)	(3,118,178)	(1,009,708)	(36,150)	(5,963,316)	(12,177,096)
Other income (expenses)	(1,670,407)	(340,880)	8,996	(1,908)	(606,462)	(2,610,661)
Income tax benefit (provision)	(7,500)	–	–	–	(18,680)	(26,180)
Net income (loss)	(3,727,651)	(3,459,058)	(1,000,712)	(38,058)	(6,588,458)	(14,813,937)

	Nine Months Ended March 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$7,600,892	$4,748,630	$380,283	$989,984	$–	$13,719,789
Cost of revenues	6,033,704	3,285,123	315,280	649,648	33,026	10,316,781
Selling, general and administration	5,976,889	4,025,410	943,122	462,696	6,701,619	18,109,736
Research and development	–	–	–	–	–	–
Goodwill impairment	–	–	–	–	–	–
Other segment expenses	–	–	–	–	–	–
Income (loss) from operations	(4,409,701)	(2,561,903)	(878,119)	(122,360)	(6,734,645)	(14,706,728)
Other income (expenses)	(2,246,754)	2,911	62,190	(11,091)	(855,788)	(3,054,354)
Income tax benefit (provision)	(2,524)	–	–	–	(5,000)	(7,524)
Net income (loss)	(6,658,979)	(2,564,814)	(815,929)	(133,451)	(7,595,433)	(17,768,606)

Geographic Information

The following table presents revenue by country:

	Nine Months Ended
	March 31,
	2026	2025
United States	$8,391,757	$12,015,970
Scotland	219,498	307,997
Spain	550,017	715,581
India	764,551	680,241
	$9,925,823	$13,719,789

The following table presents inventories by country:

	March 31,	June 30,
	2026	2025
United States	$150,410	$205,049
Scotland	2,570,246	2,484,796
	$2,720,656	$2,689,845

The following table presents property and equipment, net, by country:

	March 31,	June 30,
	2026	2025
United States	$791,217	$1,142,344
Scotland	67,856	80,084
Spain	38,243	44,966
India	3,647	5,921
	$900,963	$1,273,315

13.	Commitments and Contingencies

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

The following are the expected maturities of lease liabilities for operating leases as of March 31, 2026, including the total amount of imputed interested related:

Fiscal Year Ended June 30,
Remaining 2026	$430,458
2027	1,624,926
2028	754,014
2029	373,379
2030	339,070
Thereafter	27,758
Total lease payments	3,549,605
Less: imputed interest	(321,605)
Present value of lease liabilities	$3,228,000

Other information related to operating leases as of March 31, 2026 and June 30, 2025, respectively, were as follows:

	March 31, 2026	June 30, 2025
Weighted average remaining lease term - years	2.76	2.80
Weighted average discount rate	7.28%	7.14%

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

On April 28, 2026, the Company entered into a revenue purchase agreement with Spring Funding HC LLC for $450,000, which includes an estimated 19.6% purchase rate and a total estimated purchased amount of $674,550 at the end of the term. The agreement includes $45,000 in closing costs.

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

Our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $4,326,287 and $14,813,937 during the three and nine months ended March 31, 2026, respectively. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements. We will continue to rely on related parties and seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 and 2025

The following table sets forth the results of our operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$901,255	$1,408,784	$44,904	$212,161	$–	$2,567,104
Loss from Operations	$(541,044)	$(544,650)	$(370,947)	$(9,560)	$(1,818,319)	$(3,,284,520)

	Three Months Ended March 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$1,397,361	$2,777,108	$127,674	$272,133	$–	$4,574,276
Loss from Operations	$(1,003,742)	$(658,799)	$(196,423)	$(75,964)	$(2,003,845)	$(3,938,773)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the three months ended March 31, 2026, was $901,255 compared with revenue of $1,397,361 during the three months ended March 31, 2025, a decrease of $496,106, or35.5%. The decrease in revenues was primarily attributable to limited working capital to continue revenue growth and a shift in the sales pipelines of Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Revenues for the three months ended March 31, 2026, was $1,408,784 compared with revenue of $2,777,108 during the three months ended March 31, 2025, a decrease of $1,368,324, or 49.27%. a reduction in projects under Bothof Brothers during the three month period ended March 31, 2026 compared to March 31, 2025.

Dalrada Precision Manufacturing:

Revenues for the three months ended March 31, 2026, was $44,904 compared with revenue of $127,674 during the three months ended March 31, 2025, a decrease of $82,770, or 644.8%. Deposition Technology closing out projects during fiscal 2026 and working to backfill the sales pipeline.

Dalrada Technologies:

Revenues for the three months ended March 31, 2026, was $212,161 compared with revenue of $272,133 during the three months ended March 31, 2025, a decrease of $59,972, or 22.04%. The decrease in revenue was a result of closing on new contracts.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the three months ended March 31, 2026, was $440,114 compared to cost of revenues of $754,113 during the three months ended March 31, 2025, a decrease of $313,999, or 41.6%. The decrease in cost of revenues was primarily a result of limited working capital to continue revenue growth and a shift in the sales pipelines of Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Cost of Revenues for the three months ended March 31, 2026, was $1,119,930, compared to cost of revenues of $2,116,964 during the three months ended March 31, 2025, a decrease of $997,034, or 47.1%. The decrease in cost of revenue is due to a reduction in projects under Bothof Brothers during the three month period ended March 31, 2026 compared to March 31, 2025.

Dalrada Precision Manufacturing:

Cost of Revenues for the three months ended March 31, 2026, was $81,770 compared to cost of revenues of $73,479 during the three months ended March 31, 2025, a increase of $8,291, or 11.28%. The increase in cost of revenue is due to Deposition Technology closing out projects with inventory during fiscal 2026.

Dalrada Technologies:

Cost of Revenues for the three months ended March 31, 2026, was $144,255 compared to cost of revenues of $208,738 during the three months ended March 31, 2025, a decrease of $64,483 or 30.9%. The decrease in cost of revenues was primarily a result of closing new contracts.

Operating Expenses

Genefic:

Operating expenses for the three months ended March 31, 2026, was $1,002,185 compared to operating expenses of $1,646,990 during the three months ended March 31, 2025, a decrease of $644,805 or 39.2%. The decrease in operating expenses was the result of an increase an overall decrease in operating activity and sales within the segment.

Dalrada Climate Technology:

Operating expenses for the three months ended March 31, 2026, was $833,504 compared to operating expenses of $1,318,943 during the three months ended March 31, 2025, aa decrease of $485,439, or 36.8%. The decrease in operating expenses was a result of a decrease of activity in Bothof Brothers Construction and Dalrada Technology Spain for the three months ended March 31, 2026.

Dalrada Precision Manufacturing:

Operating expenses for the three months ended March 31, 2026 was $334,081 compared to operating expenses of $250,618 during the three months ended March 31, 2025,an increase of $83,463 or 33.3%. The increase in operating expenses was a result of an increase in overhead associated with Deposition Technologies.

Dalrada Technologies:

Operating expenses for the three months ended March 31, 2026 was $77,466 compared to operating expenses of $139,359 during the three months ended March 31, 2025, a decrease of $61,893, or 44.4%. The decrease in operating expenses was primarily attributable to a decrease in overall sales volumes in Prakat.

Corporate:

Operating expenses for the three months ended March 31, 2026 was $1,817,728 compared to operating expenses of $1,987,822 during the three months ended March 31, 2025, a decrease of $170,094, or 8.6%. During the three months ended December 31, 2025 and 2025, the Company recorded stock compensation expense of $134,196 and $264,041, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of asset sales, currency transitions and within interest expense, penalties are included on the consolidated statements of operations. Interest expense was $1,053,546 and $298,028 for the three months ended March 31, 2026 and 2025, respectively.

Net Income (Loss)

Net loss for the three months ended March 31, 2026 was $4,326,287 compared to net loss of $4,222,529 for the three months ended March 31, 2025.

Nine Months Ended March 31, 2026 and 2025

The following table sets forth the results of our operations for the nine months ended March 31, 2026 and 2025:

	Nine Months Ended March 31, 2026
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$4,409,642	$4,421,437	$284,413	$810,331	$–	$9,925,823
Income (Loss) from Operations	$(2,049,744)	$(3,118,178)	$(1,009,708)	$(36,150)	$(5,963,316)	$(12,177,096)

	Nine Months Ended March 31, 2025
	Genefic	Dalrada Climate Technology	Dalrada Precision Manufacturing	Dalrada Technologies	Corporate	Consolidated
Revenues	$7,600,892	$4,748,630	$380,283	$989,984	$–	$13,719,789
Income (Loss) from Operations	$(4,412,225)	$(2,561,903)	$(878,119)	$(122,360)	$(6,739,645)	$(14,714,252)

Revenues and Cost of Revenues

Revenues

Genefic:

Revenues for the nine months ended March 31, 2026, was $4,409,642 compared with revenue of $7,600,892 during the nine months ended March 31, 2025, an decrease of$3,191,250 42.0%. The decrease in revenues was primarily attributable to limited working capital to continue revenue growth and a shift in the sales pipelines of Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Revenues for the nine months ended March 31, 2026, was $4,421,437 compared with revenue of $4,748,630 during the nine months ended March 31, 2025, an increase of $327,193, or 6.9%. The increase in revenue was due to Bothof Brothers the larger number of projects that Bothof Brothers worked on during the nine months ended March 31, 2026 compared to March 31, 2025.

Dalrada Precision Manufacturing:

Revenues for the nine months ended March 31, 2026, was $284,413 compared with revenue of $380,283 during the nine months ended March 31, 2025, a decrease of $95,870, or 25.2%. The decrease in revenue is due to Deposition Technology finalizing a number of projects during prior periods and reduced sales in the Precision Parts subsidiary.

Dalrada Technologies:

Revenues for the nine months ended March 31, 2026, was $810,331 compared with revenue of $989,984 during the nine months ended March 31, 2025, a decrease of $179,653, or 18.1%.

Costs and Expenses

Cost of Revenues

Genefic:

Cost of Revenues for the nine months ended March 31, 2026, was $2,785,231 compared to cost of revenues of $6,033,704 during the nine months ended March 31, 2025, a decrease of $3,248,473, or 53.8%. The decrease in cost of revenue was primarily attributable to limited working capital to continue revenue growth and a shift in the sales pipelines of Genefic Specialty Pharmacy.

Dalrada Climate Technology:

Cost of Revenues for the nine months ended March 31, 2026, was $3,848,323, compared to cost of revenues of $3,285,123 during the nine months ended March 31, 2025, an increase of $563,200, or 17.1%. The increase in cost of revenue is due to the larger number of projects that Bothof Brothers worked on during the nine months ended March 31, 2026 compared to March 31, 2025.

Dalrada Precision Manufacturing:

Cost of Revenues for the nine months ended March 31, 2026, was $269,450 compared to cost of revenues of $315,280 during the nine months ended March 31, 2025, a decrease of $45,830, or 14.5%. The decrease in cost of revenue is due to Deposition Technology finalizing a number of projects during prior periods and reduced sales in the Precision Parts subsidiary.

Dalrada Technologies:

Cost of Revenues for the nine months ended March 31, 2026, was $547,278 compared to cost of revenues of $649,648 during the nine months ended March 31, 2025, a decrease of $163,493 or 15.8%. The decrease in cost of revenues was primarily a result of closing new contracts.

Operating Expenses

Genefic:

Operating expenses for the nine months ended March 31, 2026, was $3,674,155 compared to operating expenses of $5,979,413 during the nine months ended March 31, 2025, a decrease of $2,305,258 or 38.6%. The decrease in operating expenses was the result of an overall decrease in operating activity and sales within the segment.

Dalrada Climate Technology:

Operating expenses for the nine months ended March 31, 2026 was $3,691,292 compared to operating expenses of $4,025,410 during the nine months ended March 31, 2025, a decrease of $332,772, or 8.3%. The decrease in operating expenses was a result of an effort to reduce overhead for the segment during the nine month period ended March 31, 2026.

Dalrada Precision Manufacturing:

Operating expenses for the nine months ended March 31, 2026 was $1,024,671 compared to operating expenses of $943,122 during the nine months ended March 31, 2025, an increase of $81,549, or 8.6%. The increase in operating expenses was a result of overall activity within the segment during the nine month period ended March 31, 2026.

Dalrada Technologies:

Operating expenses for the nine months ended March 31, 2026 was $299,203 compared to operating expenses of $462,696 during the nine months ended March 31, 2025, a decrease of $163,493, or 35.3%.

Corporate:

Operating expenses for the nine months ended March 31, 2026 was $5,953,294 compared to operating expenses of $6,701,619 during the nine months ended March 31, 2025, a decrease of $748,325, or 11.2%. During the nine months ended March 31, 2026 and 2025, the Company recorded stock compensation expense of $410,224 and $1,647,067, respectively, to consultants, employees, executives, and the Board of Directors, which is included in operating expenses.

Other Income (Expense)

Other income (expense) consists of asset sales, currency transitions and within interest expense, penalties are included on the consolidated statements of operations. Interest expense was $2,631,664 and $2,397,642 for the nine months ended March 31, 2026 and 2025, respectively.

Net Income (Loss)

Net loss for the nine months ended March 31, 2026 was $14,813,937 compared to net loss of $17,768,606 for the nine months ended March 31, 2025.

Liquidity and Capital Resources

The Company continues to incur recurring operating losses, negative cash flows from operations, and significant working capital deficits, which raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The Company anticipates requiring additional liquidity over the next twelve months to fund ongoing operations, satisfy existing obligations, support working capital requirements, and continue strategic growth initiatives across certain subsidiaries and operating divisions.

The Company’s anticipated capital requirements include funding for the continued expansion and commercialization of DCT heat pump systems, operational growth initiatives within its pharmacy operations, expansion of Bothof Brothers Construction’s development activities, ongoing investments in precision manufacturing capabilities, and support for DepTec’s deposition system operations and related customer projects. The Company also continues to evaluate operational efficiencies, cost containment measures, and prioritization of resources toward business segments and projects that management believes have the greatest potential to generate near-term revenue growth and positive cash flows.

Management’s plans to alleviate the conditions giving rise to the substantial doubt include improving operating performance, increasing revenues from existing subsidiaries, accelerating sales and marketing efforts related to high-margin product offerings and services, collecting outstanding accounts receivable balances, and pursuing additional sources of liquidity through debt financings, equity financings, strategic investments, asset monetization opportunities, and other capital raising activities. The Company has historically relied on financing from related parties, external investors, and the issuance of equity securities to support operations and fund growth initiatives, and expects to continue relying on such sources of capital in the near term.

The Company’s ability to continue as a going concern is dependent upon a number of factors, including its ability to successfully execute its business plan, achieve and sustain profitable operations and positive operating cash flows, improve liquidity, collect outstanding receivables on anticipated timelines, maintain support from certain related parties and stakeholders, and obtain additional financing on commercially reasonable terms, if at all. The issuance of additional equity securities would result in dilution to existing stockholders, and there can be no assurance that additional debt or equity financing will be available when needed or on terms acceptable to the Company. In addition, there are currently no plans to induce the conversion of existing debt obligations into equity.

There can be no assurance that management’s plans will be successful or that the Company will be able to generate sufficient revenues, improve cash flows, or obtain adequate financing to continue operations. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts, or the amounts and classification of liabilities, that may result should the Company be unable to continue as a going concern.

The Company’s primary sources of liquidity historically have consisted of cash generated from operations, proceeds from debt and equity financings, and advances from related parties. The Company’s primary liquidity requirements include funding working capital needs, debt service obligations, operating lease commitments, capital expenditures, subsidiary expansion initiatives, and general corporate purposes.

As of March 31, 2026, we maintained a cash and cash equivalents balance of $411,932 (Restricted cash CD $329,307 which will be released when the Pala project is complete with Bothof Construction which is estimated to be July 2026) with a working capital deficit of $21,953,663.

Working Capital

As of March 31, 2026, the Company had current assets of $7,950,045 and current liabilities $29,903,708 compared with current assets of $7,741,021 and current liabilities $15,742,840 on June 30, 2025. The decrease in the working capital was primarily a result of increased accounts payable to fund payroll and pay outstanding vendors.

Cash Flows

	Nine Months Ended
	March 31,
	2026	2025
Net cash used by operating activities	$(6,063,517)	$(6,143,953)
Net cash used in investing activities	–	(479,798)
Net cash provided by financing activities	5,710,889	6,223,344
Net change in cash during the period, before effects of foreign currency	$(352,628)	$(400,407)

Cash flow from Operating Activities

During the nine months ended March 31, 2026, the Company used $6,063,517 of cash for operating activities compared to used $6,143,953 during the nine months ended March 31, 2025. The primary decrease in the use of cash for operating activities was a result of a reduction in accounts receivable.

Cash flow from Investing Activities

During the nine months ended March 31, 2026, the Company used no cash for investing activities compared to $479,798 used during the nine months ended March 31, 2025.

Cash flow from Financing Activities

During the nine months ended March 31, 2026, the Company received $5,710,889 in net cash for financing activities compared to receiving $6,223,344 during the nine months ended March 31, 2025. The decrease was primarily due to a reduction in stock issued.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project. As of March 31, 2026 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.

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

Management believes these measures address the root causes of the material weakness. The Company expects the remediation to be substantially complete and fully tested by the end of the fourth quarter of fiscal 2026 (June 30, 2026), at which time management anticipates concluding that the material weakness has been remediated.

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

Not applicable to smaller reporting entities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Securities.

None.

Item 3. Defaults Upon Senior Securities.

None noted.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dalrada Technology Group, Inc.

By: /s/ Brian Bonar
Date: May 20, 2026	Brian Bonar
Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Bonar	Chief Executive Officer (Principal Executive, Accounting and Financial Officer)	May 20, 2026

